Form 10KSB
period 1996-12-31
NAVIDEC INC
filed 1997-04-14
CIK 1023734

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 (Fee Required)
            For the fiscal year ended December 31, 1996.


(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
            For the transition period from _______ to ________.

Commission File No.:


                               NAVIDEC, INC.
          (Exact name of registrant as specified in its charter)

COLORADO                      33-0502730
(State or other               (IRS Employer
jurisdiction of               Identification No.)
incorporation)

     14 INVERNESS DRIVE, SUITE F-116, ENGLEWOOD, CO  80112
     (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, incl. area code: 303-790-7565


Securities registered pursuant to Section 12(b) of the Act:
     None
Securities registered pursuant to Section 12(g) of the Act:

     COMMON STOCK NO PAR VALUE
     Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for the issuer's most recent fiscal year ended December
31, 1996 are $5,470,000.

As of March 28, 1997, there were 2,804,721 shares of Common Stock issued and outstanding and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates was approximately $6,634,195.


PART I

ITEM 1. BUSINESS

OVERVIEW

The Company is a leading provider of comprehensive Internet and Intranet solutions for regional, national and international business organizations. The Company also serves as a distributor of various high technology and other products through traditional and electronic channels. The Company provides its services and distributes its products to over 500 customers as of the date of this report. The Company's Internet/Intranet Solutions focus on all aspects of commercial Internet and Intranet presence, including design and development of World Wide Web ("WWW" or "Web") sites, marketing, database integration, electronic commerce and order fulfillment. Product distribution includes the sale of high technology systems and components manufactured by third parties, principally through traditional distribution channels, and related services. The Company's core competencies in Internet/Intranet technology and traditional product marketing and distribution form its business model of providing complete Internet/Intranet Solutions. These solutions include computer and network infrastructure equipment, software and services, content and aggregation, electronic commerce and fulfillment of orders.

The Company was formed as a Colorado corporation in July 1993 and since that time has engaged in the distribution of high technology products and related services. The Company merged with Interactive Planet, Inc. ("IPI"), a designer and developer of Internet World Wide Web sites, in July 1996. The Company issued an aggregate of 678,877 shares of Common Stock to the shareholders of IPI and a promissory note in the amount of $75,000 to one shareholder of IPI in exchange for all of the issued and outstanding stock of IPI. Prior to the merger, there was no affiliation between the Company or its officers and directors and IPI and its former officers, directors and principal shareholders. The terms of the merger were determined by arm's length negotiations between the Company and IPI. The merger was consummated in order to establish the Company's business model of combined expertise in traditional marketing and distribution and Internet/ Intranet technology.

Business Strategy

The Company's goal is to enhance its position as a leading provider of comprehensive networking and electronic marketing and distribution solutions to regional, national and international clients. To achieve this objective, the Company is pursuing the following strategies.

Leverage Expertise and Core Competencies.
The Company leverages its expertise in two core businesses, high technology product distribution and Internet/Intranet Solutions, into complete electronic marketing and networking solutions. The Company's solutions span all segments of the commercial Internet industry, including networking equipment and routers, Internet software, Internet/Intranet design and implementation, content creation and aggregation, promotion and advertising, electronic commerce and order fulfillment. Management believes that its ability to offer this full range of Internet/Intranet products and services as well as traditional distribution and marketing services is unique in its industry.

Exploit Recurring Revenue Streams.
The Company emphasizes ongoing services to its Internet/ Intranet Solutions clients, which services are a source of recurring revenues often well in excess of the fees associated with initial Web site development. Most of the Company's clients elect to update and expand their Web sites on at least a monthly basis to reflect updated information and the latest Internet technology. The data underlying a number of client Web sites is stored on a Company server which is connected to the Internet by a high-speed T-1 connection. The Company receives a monthly maintenance fee
for this   hosting   service. The Company also develops and
markets advertising space on a number of client Web sites and receives a portion of the revenues generated from such advertisements. Annual recurring revenues derived from some Internet/Intranet Solutions clients have been several times the original site development revenues from those clients.

Develop Strategic Relationships.
The Company has developed technology, marketing and distribution relationships with a number of leading Internet industry and computer companies. Important relationships include those with AT&T, IBM, Silicon Graphics, Sybase, Netscape, Netcom, Verity, Ajilon Services and Ryan & Associates. The Company's strategic relationships with IBM and AT&T have led to subcontracting agreements with those companies whereby the Company provides Internet/Intranet Solutions to customers of IBM and AT&T. As a result of the Company's technical expertise, it has been designated as a Netscape Commercial Applications Products Provider Partner (NCAPP), which is Netscape's top reseller designation and which allows the Company to offer all of Netscape's high-end commercial Internet software products to its clients. These and other strategic relationships have fueled much of the recent growth of the Company, and management expects them to continue to generate additional clients and revenue.

Emphasize Client Return on Investment.
The Company furnishes clients with solutions which are designed to provide a return on their investment through generation of leads, increased sales, reduced personnel expenses and/or revenues from advertising. The Company intends to further promote advertising on client Internet and Intranet sites as a means of offsetting clients site development, update and maintenance costs. The Company also intends to emphasize hardware solutions such as on- and off-site free standing kiosks which include a computer terminal linked to the Web site of the client. These kiosks are designed to expand the audience for the client's electronic marketing presence.

Promote Intranets.
The Company believes that many companies can benefit from the ease of use and familiarity of a Web-style interface for their internal networks. Intranets can provide an open, non-proprietary enterprise interface to a closed, proprietary legacy database system, thereby avoiding the need to replace the entire legacy system when an updated enterprise interface is desired. The Company has an informal strategic relationship with Ajilon Services, a major provider of legacy/enterprise conversion and data migration services, which allows the Company to offer integrated database conversion and migration solutions as part of its Intranet solutions. The Company has implemented a major Intranet system for KN Energy and intends to promote its expertise in this area to other large companies with a need for an easy to use internal network interface.

Expand Traditional Distribution Channels.
To date, distribution of high technology products and related services has accounted for the substantial majority of the Company's revenue. The Company intends to expand its high technology product distribution business by increasing its sales staff and its national network of local representatives for products distributed by the Company. The Company also plans to implement and promote its own Internet Web site for direct sales of high technology products.

INTERNET/INTRANET SOLUTIONS

Internet/Intranet Industry Overview

The Internet is a network of computer networks that are both commercially and publicly owned. The networks all use a common set of nonproprietary networking protocols. This commonality of protocols provides what appears to the Internet user to be a seamless, integrated virtual network notwithstanding the heterogeneity of the computer hardware and communications systems underlying the Internet. Although the individual networks comprising the Internet are privately owned, no one organization owns or controls the Internet. Any network may join or remove itself from the Internet at any time and this open access has allowed the Internet to grow exponentially as a resource in the United States and world-wide. Each new network (or individual connecting through a network) becomes not only a consumer of information available on the Internet but also a potential information or content provider to other users of the Internet.

Internet networks are connected in a variety of ways, including regular analog phone lines, high-speed digital lines and fiber optic links. The Internet permits users to communicate electronically, share or publish information, download software and participate in commercial transactions. Internet data packets are transferred through flexible routing protocols which allow signals to reach their destinations even though portions of the network may be down or overburdened. Nonetheless, because of the rapidly growing traffic on the Internet, users sometimes report significant delays in data transfer and some loss of data. There is a risk that as the Internet grows in popularity, its infrastructure will become overwhelmed to the point where its functionality is impaired, perhaps significantly.

Because connecting directly to the Internet requires expensive equipment and considerable technical expertise, most Internet users connect to the Internet through one of a rapidly growing number of local and national Internet Service Providers (ISPs), including the major on-line services such as America Online and CompuServe. The Company is not one of these ISPs.

The World Wide Web

Much of the recent growth in Internet use has been attributable to a network of servers and information available via open protocols known as the World Wide Web. The Web can be accessed through software programs such as Netscape Navigator and Microsoft Explorer, which allow non-technical users to exploit the capabilities of the Internet. The Web enables users to find, retrieve and link to multimedia content on the Internet with easy to use graphical interfaces. Electronic documents are published on Web servers in a common format called hypertext markup language (HTML). Web software browsers can retrieve these documents across the Internet by making requests through a standard communications protocol called Uniform Resource Locators, or URLs.

The technical capabilities of the Web together with the increasing availability of user-friendly navigational and utility tools and search engines such as Yahoo, Excite, Webcrawler, Magellan and Alta Vista are responsible for the rapid growth in the popularity of the Web as a distribution channel.

The Web is growing exponentially with over 1,000 businesses joining as participants each day. (Source: Network Wizards). In October 1996, International Data Corp. estimated the number of Web users at 31.4 million and projected the number of users to grow to 163 million by the year 2000.

The term Web site is commonly used to describe the computer screen layouts and the file server computer that are accessible by users of the Web. Typically, a Web site has a collection of Web pages which may contain text, graphics, pictures, sound, animation, video or other multimedia content. One important feature of the HTML format is that it allows a Web user to travel to other sites simply by selecting with a mouse or other pointing device a text or graphic marker on the current Web page. In this manner, users can quickly and effortlessly connect to Web pages that are part of the same Web site or to Web pages located on servers in another continent. Web sites vary significantly in their complexity and interactivity. A simple Web site may have only text in outline form. More complex sites may have full multimedia content. Web sites may also vary in their level of interactivity with the user. Many Web sites are for inquiry only (informational), while others allow the user to interact with, enter and process information (interactive).

Commercial Uses of the Internet

Commercial uses of the Internet include business-to-business and business-to-consumer transactions, product marketing, advertising, entertainment, electronic publishing, electronic services and Internet support. The Company views the Internet and in particular the Web as presenting significant opportunities for electronic marketing, sale and distribution of products. In the Company's view, the Internet's benefits include:

- Low cost in comparison to other marketing channels
- Direct marketing of products and services
- Audio/visual display and demonstration of products
- Ability to capture orders electronically at significantly lower personnel costs than traditional order-taking
- Provision of client services such as order tracking and trouble-shooting
- Immediate fulfillment and satisfaction of certain orders, such as software and information deliverable electronically
- Customer convenience (24-hour, 7 days a week access)
- Potential for narrowly-targeted marketing

A number of companies have developed systems to maintain the security of transactions on the Internet and the Company has developed its own proprietary merchandise engine which provides security for order-taking functions. There can however be no assurance that breaches in transaction security will not have an adverse effect on the growth and viability of on-line commerce.

Advertising

The Internet is essentially a media outlet and as such serves as an attractive platform for advertising. Typically, advertising on the Web is in the form of a customized graphic box, or
billboard,   covering a portion of the screen being viewed.
Viewers of the site who are attracted to the advertisement can generally click on the billboard and be connected directly to the Web site of the advertiser, which may be located on the server of the host site or addressed to another Internet server. The Company currently sells advertising on certain Web sites it maintains to companies including AT&T, Silicon Graphics, Sybase, Penzoil, The Rocky Mountain News, The Denver Post and BFI Waste Services. Advertising proceeds are generally shared by the Company and the client that commissioned the site.

Intranets

Because of the ease of use and widespread acceptance of Internet protocols, HTML and other scripting languages and tools, a number of companies have implemented internal networks, or Intranets, based on such protocols. The use of these protocols allows employees using personal computers and Web browser software to access and interact with a broad range of information sources within their company, independent of physical location and underlying computer and database design, on the familiar platform of Web browser software.

The Company's Internet/Intranet Solutions

The Company provides its Internet/Intranet Solutions through six business units: Business Development Services, World Wide Web Services, Marketing Services, Media Services, Client Services and Channel Services. These units function as a team in providing solutions for clients. The Internet/Intranet Solutions provided to clients often also involve one or more of the traditional distribution services offered by the Company.

Business Development Services are delivered through consulting engagements, generally billed on an hourly basis, in which Company professionals analyze client business requirements and recommend comprehensive solutions for the client's Internet or Intranet requirements. Proposed solutions offered by the Company include one or more of the following components:

     - Network solutions
     - Web site specifications
     - Private Intranets
     - Web distribution strategies
     - Traditional channel strategies
     - Integrated marketing
     - Image development
     - Product introduction
     - Project management
     - Graphic design
     - Product distribution

World Wide Web Services provide the design and implementation of a Web site based upon specifications developed by the Company and the client. The Company's World Wide Web Services also include the design and implementation of private Intranets, including hardware and software implementation.

The Company designs many of its Web sites with database system integration, which allows the Web site to act as an interface to selected portions of the client's internal legacy or enterprise systems. Such integration allows the Web site to reflect continuously the most current information concerning the client.

The Company has developed a set of proprietary software tools for implementation on client Web sites. These tools are licensed to clients for use on the particular site for so long as the site is maintained by the Company. A brief description of each of the Company's proprietary tools follows.

Navidex

The Navidex tool is a dynamic, database driven table of contents that allows the user to intuitively navigate the Web site.

Navimap

The Navimap tool is a graphical representation of site information with links to other areas on the site.

Merchandise Engine

The Merchandise Engine creates an on-line catalog of products available for sale through the Web site. The Merchandise Engine also contains a secure algorithm for transmitting credit card information and is capable of capturing contact and marketing information from customers placing orders.

Calendar Tool

The Calendar Tool provides a visual interface for searching through a database of date oriented activities, announcements, meetings or other events.


E-Mail Tool

The E-Mail Tool is an e-mail engine which allows e-mail to be sent from the Web site to e-mail addresses designated by the client for purposes such as customer feedback, customer information capture and customer service inquiries.

Administration Tools

Administration Tools provide clients with the means to maintain and update their sites themselves.

Marketing Services

Marketing Services consist of market research, marketing, advertising and public relations consulting and implementations designed to promote the client's Internet presence. Such services are generally billed on an hourly basis. Marketing Services also include the promotion and implementation of advertising on client sites where appropriate. The Company generally charges for such advertising placement through sharing of advertising revenues.

Media Services

Media Services include digital image capture, post-processing services for scanned images and graphic arts production. The Company offers these services to assist clients in developing a uniform company image that spans both traditional and electronic media. Actual output services provided by the Company include photographic quality prints, color transparencies and printed output in all sizes. The Company typically bills Media Services on a project basis.

Client Services

Client Services include technical support, network implementation, Web site maintenance and evolution, hosting of Web sites on a Company Internet server, database management, product support and electronic messaging implementation. The Company charges a variety of fees for these services, ranging from a specific one time fee for change requests to a monthly fee for site maintenance.

Channel Services

Channel Services include all of the functions necessary to implement an Internet marketing and distribution plan, including on-line sales of merchandise, warehousing and order fulfillment. The Company generates revenues from these services principally through sales commissions which vary depending upon the level of Company involvement in the distribution plan.

Significant Clients

The Company's major Internet/Intranet Solutions clients include the following:

Hewlett Packard (http://www.hp.com). The Company designed the layout, graphics and reusable templates for the Web pages of three Hewlett Packard divisions (Electronic Measurements Division, Test & Measurement Operations and the Colorado Division) contained within Hewlett Packard's primary Web site.

KN Energy Online. The Company developed an Intranet for KN Energy that is the primary resource for its employees to access company information. The KN Energy Internet has a number of attractive features, including:

     - a user interface featuring an animated guide
     - a fully integrated search engine
     - download capabilities
     - internal authority and signature verification
     - an extensive employee database

The Company maintains and enhances this network on the basis of a monthly retainer and several major enhancements are planned for the network during 1997.

Live Entertainment (http://www.live-entertainment.com). The Company, in partnership with Ajilon Services, Inc., designed and implemented a Web site for Live Entertainment, which is a major Los Angeles distributor of entertainment video tapes. The Web site interfaces with Live Entertainment's internal database to provide an on-line catalog of all videos offered by Live Entertainment. The Company fulfills on-line orders of Live Entertainment videos from the Company's warehouse facility. The Company completed its initial work on the Live Entertainment Web site in November 1996 and it became fully operational in December 1996.

Colorado Avalanche (http://www.coloradoavalanche.com). The Company developed this site during the 1995-1996 hockey season and the site has been redesigned for the 1996-1997 season. The site received a four star rating (the highest rating) from Magellan and it was chosen as the best site in the NHL by ISWire. The site generates an average of 300,000 visitors a month, and hosted 2,000,000 visitors after the Avalanche won the Stanley Cup in June of 1996. The redesigned site features advanced graphics, video and audio clips, player statistics and regularly updated features about the team. The Company has a contract in place to maintain the Avalanche site until the end of the 1996-1997 hockey season.

Oklahoma City Bombing News Consortium. The Company completed in March 1997 a secure Internet site to provide credentialed news organizations with access to pleadings and court transcripts of the trials of the suspects in the Oklahoma City bombing. The site is accessible only by such credentialed news organizations, and the Company believes that its ability to provide the necessary security was an important factor in obtaining this contract. The Company receives revenues from commercial sponsors, a number of which underwrote the development costs of the site.

Burt Automotive Group (http://www.burt.com). The Company created and maintains a large Web site for this multi-dealer automobile retailer. The Company has installed hardware at the various dealerships and has deployed computer kiosks at some of the dealerships to allow walk-in customers to access the Web site information. The Burt Group, with the Company's assistance, intends to place similar kiosks in remote locations such as credit unions to further promote the dealership group. The Company intends to use the Burt site as the prototype for the development of a nationwide network of car dealerships through the Company's association with Ryan & Associates, a national provider of services to automotive dealerships.

All About Colorado (http://www.aaco.com). All About Colorado is a community directory organized by the Company and KUSA-9News, a Denver, Colorado, NBC-TV affiliate. The site contains general information, activity and entertainment listings in over fifty categories. Each category is located on a separate page and each page has billboard advertising space available for sale. The site was recently redesigned to provide substantial interactive abilities, such as search capabilities and visitor profiles, and to allow commerce to be performed over the site. The Company believes that this site has the potential to generate substantial advertising revenue, and pursuant to an agreement with the major site sponsors, the Company is entitled to retain a significant percentage of such revenue.

Other sites developed by the Company include PrimeStar (http://www.primestar-tci.com), Kimmon Electric Co., Ltd. (http://www.kimmon.com), the Denver-Metro Regional Transportation District (http:// www.RTD-denver.com), Denver Metro Convention & Visitors Bureau (http://www.denver.org), KUSA-9News (http://www.9news.com), the Colorado Rockies (currently under development), Colorado Recreation
(http://www.coloradorecreation.com) and the American Animal Hospital Association (http:// www.healthypet.com).

DISTRIBUTION AND RELATED SERVICES

The Company distributes high technology systems and components manufactured by third parties and provides related services such as system integration and installation. Product distribution clients range from small businesses to Fortune 100 companies. Significant product distribution clients include Lockheed Martin, Johnson Controls, Hughes Aircraft and US West. The Company serves both as a national manufacturer's representative for the products of certain international manufacturers and as a reseller of selected computer products in the Rocky Mountain region. The Company focuses its distribution efforts towards selling specialized, higher margin products. The Company intends to expand its product distribution activities into electronic channels, including sales over the Internet on the Company's Web site.

Distribution activities usually involve the receipt by the Company of orders for equipment from prospective purchasers and the delivery and/or installation of the equipment by the Company. The Company purchases the equipment directly from the manufacturer or vendor and resells it to the purchaser at a price which includes the Company's cost and a profit margin. With the exception of graphics supplies and certain imported components, the Company does not generally maintain an inventory of products it distributes. The Company specializes in components, lasers, graphics, supplies, and systems integration.

Components

The Company represents and distributes component products from several Japanese manufacturers, principally Hayashi Denko and Sunmoulon. Products include temperature sensors, push-button switches and numerous other specialized components. These products are sold primarily through phone sales as well as through a national network of manufacturer's representatives. Most of these components are sold to original equipment manufactures ("OEMs") which incorporate these components into their product designs. Key industries for the Company's component products include: industrial process control, heating, ventilation and air conditioning (HVAC), energy management, food processing, consumer appliances and medical monitoring.

Graphics

The Company sells graphics products focused in the areas of data capture (scanning, digital cameras and X-terminals) and color output (color printers and LCD projection devices). The sale of many of these products is through territorial authorizations granted to the Company by the manufacturers. The Company has significant manufacturer alliances with Xerox, Tektronix, Sony, InFocus and Hewlett Packard. Graphics products are sold primarily to end-user customers by a direct sales team operating both in the field as well as through an inside sales group which takes orders from existing customers.

Supplies

The Company sells consumable supplies for color graphic output devices. The Company stocks an inventory of popular consumables in order to provide prompt response for customer orders. In addition, the supplies division sells third-party extended warranty agreements for all hardware products.

Systems Integration

The Company offers network design and implementation services to corporate customers in the Rocky Mountain region, which services often include the acquisition and location of network equipment and servers. These services are performed by a direct sales team. The primary manufacturers of network equipment and servers distributed by the Company are Compaq, IBM and Hewlett Packard.

MARKETING

During 1997, the Company intends to hire additional personnel dedicated to marketing efforts. In light of its current client base, the Company's upcoming marketing efforts will be focused on developing additional clients in the automotive, sports franchise, corporate Intranet and regional directory businesses. The Company will also focus on developing interest in electronic commerce and order fulfillment by the Company amongst the Company's existing and new clients.

The Company expects to generate additional Internet/Intranet Solutions clients from subcontracting arrangements entered into
during August 1996 between the Company and AT&T and IBM.   Under
the terms of each of these agreements, AT&T or IBM may refer customers to the Company and AT&T and IBM will receive in exchange a percentage of the revenues received from such customers. Neither agreement obligates the Company to accept any particular clients or projects or obligates IBM or AT&T to refer any particular or minimum number of clients to the Company, and both agreements are non-exclusive. Although there is no guarantee that the Company will receive a substantial number of referrals or derive substantial revenues from these agreements, management does expect that these agreements will significantly expand the Company's client and revenue base. Management plans to seek additional subcontracting opportunities with other major computer and Internet industry companies.

EMPLOYEES

There are currently 37 full-time employees of the Company. These include five in Business Development, fifteen in World Wide Web Services, three in Marketing Services, one in Client Services, seven in Channel Services (which includes high technology product sales personnel) and six in management and accounting.

The Company expects to hire twenty additional full-time employees in the twelve months following this report. The Company currently anticipates three new hires dedicated to sales, four new hires dedicated to marketing and thirteen new technical employees. The new employees will span all six of the Company's business units, and some may be assigned to more than one unit.

COMPETITION

Existing competitors to the Internet/Internet Solutions business include Online Systems Services, Inc., Eagle River Interactive, Inc. and Open Market, Inc., all public companies traded on NASDAQ, as well as a large number of regional firms providing similar services to those of the Company. Potential competitors in this business include browser software vendors, PC and UNIX software vendors and on-line service providers. Additional competition comes from numerous client/server companies, database companies, multimedia companies, advertising agencies, document management companies, networking software companies, network management companies and educational software companies. In a broader sense, the Company may compete with the more traditional advertising and distribution mediums, such as radio, television and mail order outlets.

Potential competition also comes from the Company's clients, who could choose to address their Internet/Intranet needs through in-house personnel. Some of the Company's current and many of the Company's potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than those of the Company. Competitive factors in the Internet/Intranet Solutions business include core technology, breadth of services offered, creative and artistic ability, marketing and distribution resources, customer service and support and price.

A large number of companies act as re-marketers of computer networks, graphics equipment and components, and the Company's competition in the high technology product distribution business is therefore also intense. In some instances, the Company, in acting as a re-marketer, may compete with the original manufacturer. In addition, a large number of companies offer the reprographic services offered by the Company and competition in this area is also intense. Many of the Company's competitors in the high technology product distribution business have longer operating histories, greater name recognition, larger installed customer bases, larger sales staffs and substantially greater financial, technical and marketing resources than those of the Company.

Competitive factors in the distribution business include technical expertise, breadth of products offered, product quality, performance and reliability, price, name recognition, customer service and support and access to distribution channels.

Both the Internet/Intranet Solutions business and the high technology product distribution business are characterized by low financial barriers to entry and frequent introductions of new products. The Company therefore expects competition in each of its businesses to increase in the future. There can be no assurance that the Company will be able to successfully compete in its businesses. Although the Company believes that it has the requisite management, technical and creative abilities to successfully compete, the intense level of competition in each of the Company's businesses could materially, adversely affect the Company's future operating results and financial condition.

ITEM 2.   PROPERTIES

The Company's headquarters are located at 14 Inverness Drive, Building F, Suite 116, Englewood, Colorado, in a 5,900 square foot facility, which includes approximately 1,500 square feet in warehouse space. The facility is occupied under a lease with an unaffiliated party expiring in June 2001 and providing for a current monthly lease rate of $4,166. The Company may lease additional warehouse and office space if needed to support the growth in traditional and on-line product distribution.

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock commenced trading on the Nasdaq SmallCap Market under the symbol "NVDC" on February 11, 1997. The Company also has a class of common stock purchase warrants ("Warrants") listed on the Nasdaq SmallCap market under the symbol "NVDCW." The Warrants also commenced trading on February 11, 1997.

As of March 28, 1997, the Company had 79 common shareholders of record.

The Company has not declared any cash dividends for the last two fiscal years and does not intend to pay any cash dividends in the foreseeable future on its Common Stock. The Company is not currently a party to any agreement restricting the payment of dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements
The matters discussed in this report, when not historical matters, are forward looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among other things, the rapidly developing and unpredictable nature of the Internet, intense competition in all of the Company's markets, obsolescence of products and technological changes, the need for management of growth and the dependence on relationships of the Company with its customers and suppliers, as well as other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

Overview

The company was organized as ACI Systems, Inc. in July 1993 and changed its name to NAVIDEC, Inc. in July 1996. The Company's principal sources of revenue are from the resale of computer equipment, high technology peripherals and electronic components manufactured by independent vendors ( Product Distribution ) and services related to Internet/Intranet Solutions. Effective July 11, 1996, the Company acquired all of the outstanding common shares of Interactive Planet, Inc. (IPI) in exchange for 678,877 shares of the Company's Common Stock and a promissory note for $75,000 payable to a shareholder of IPI and merged IPI in the Company. Management believes the merger with IPI has accelerated implementation of the Company's Internet/Intranet Solutions operating plan while contributing to continued growth in systems integration and sales of networking and computer peripherals and supplies. The historic operations of IPI prior to the merger were minimal.

The Company's strategy is to increase revenue generated by its two core competencies: (1) Internet/Intranet Solutions, which are focused in five major market areas, including computer and network infrastructure equipment, software and services, content aggregation, electronic commerce and order fulfillment, and (2) Product Distribution. The Company has built and intends to continue to build an infrastructure that assumes this strategy will succeed. The failure of the Company to achieve this strategy could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company recognizes revenue upon delivery of its Internet/Intranet Solutions and Product Distribution goods. Internet/Intranet Solutions generally begin with consulting arrangements that are billed on an hourly basis and progress to a bid for a proposed project. Deposits are then taken upon acceptance of the bid. Most of the Company's customers elect to update and expand their Web sites frequently, and clients are billed monthly on a time and materials basis for these services. Additional sources of ongoing revenue include revenue from advertising sold by the Company on clients Web sites, revenue from sales of merchandise and services over clients Web sites and revenue from maintenance and hosting of client Web sites. The Company receives a percentage of gross revenue from advertising and merchandise sales immediately upon completion of these sales.

From August through October, 1996, the Company raised net proceeds of approximately $1,233,000 from the sale of 10% Unsecured Subordinated Convertible Promissory Notes (the "Bridge Promissory Notes") in a private placement (the "Bridge Private Placement"). These notes were converted by their terms into an aggregate of 349,126 Units upon consummation of the Company's public offering described below. The Units were identical to the Units offered in the public offering.

On February 14, 1997, the Company consummated a public offering of 1,000,000 Units consisting of one share of Common Stock and one Common Stock purchase warrant ("Warrant"). Each Warrant entitles the holder to purchase one share of Common Stock at a price of $7.20 per share until February 10, 2002. The Warrants are redeemable at the option of the Company, at $.05 per Warrant, at any time on or after February 10, 1998 or such earlier date as may be determined by Joseph Charles & Associates, the managing underwriter in the public offering. Of the 1,000,000 shares of Common Stock and 1,000,000 Warrants included in the offering, 755,000 shares of Common Stock and 1,000,000 Warrants were sold by the Company, for net proceeds of approximately $3,504,000 (after subtracting the underwriting discount and other expenses of the offering). The remaining 255,000 shares of Common Stock were sold by the investors in the Bridge Private Placement.

As of the end of fiscal 1996 the Company was factoring its receivables on a recourse basis allowing it to have readily available access to cash from receivables at acceptable discount rates. See note 7 to the Financial Statements. Based on the Company's cash position, management has discontinued factoring in order to lower its cost of capital.

Results of Operations

The following tables sets forth for the periods indicated the percentage of net sales represented by certain line items included in the Company's statement of operations.

                                 Year Ended
                                 December 31
                              1996      1995

Net Sales                     100%      100%
Cost of Sales                  81        81
Gross Margin                   19        19
Operating Expense              40        19
Other Income (Expense)         (3)       (1)
Net Income (Loss)             (24)       (1)


Net sales for fiscal 1996 were $5,470,000 which represents an increase of 33% over net sales of $4,121,000 in fiscal 1995. The increase is primarily attributed to sales of Internet/Intranet Solutions, which were not offered by the Company in fiscal 1995, and increased sales of computer peripherals and supplies and systems integration and networking products. Net sales generated by Internet/Intranet solutions for the six months ended December 31, 1996 (the time during which the Company offered these services) were $413,000. Net sales of Internet/Intranet Solutions during such period increased by 147% over the $168,000 in net sales achieved by IPI during the six months ended December 31, 1995 and increased by 123% over the $185,000 in net sales achieved by IPI during the six months ended June 30, 1996. The increase in net sales in all three categories was primarily attributable to increased marketing activities and greater market penetration.

In 1997 Kimmon Electric, Inc., the Company's supplier of laser products, began marketing its lasers directly in the United States through Kimmon Electric USA, Inc. Management believes that this will adversely affect future net sales for the laser products division. Management however believes that growth in Internet/Intranet Solutions and the distribution of new peripheral equipment due out in the second quarter of 1997 will more than offset the loss in net sales from Kimmon's direct entrance into the U.S. market.

Gross margin was 19% during fiscal 1996, the same as during fiscal 1995. Although the Company's gross margin overall was stable, gross margin on Internet/Intranet Solutions was a very strong 65% and gross margin on products imported from Japan increased in fiscal 1996 compared to fiscal 1995 as a result of the increased value of the Dollar against the Yen. This increase was however offset by lower gross margin in computer peripherals, which made up an increased percentage of net sales in fiscal 1996 compared to fiscal 1995 as a result of management's decision to more aggressively market peripherals in an attempt to stimulate sales of higher margin supplies. The decrease in gross margin for peripherals was due to increased price competition in the market for these products.

Gross margin for the second six months of fiscal 1996 was 21% compared to 17% for the first six months of fiscal 1996. The improvement was principally a result of the addition of the high margin Internet/Intranet Solutions business through the Company's merger with IPI. Management expects this trend of improved gross margin to continue in fiscal 1997 through increased sales of Internet/Intranet Solutions.

Operating expenses for fiscal 1996 were $2,259,000 compared with $784,000 for fiscal 1995. The increase in operating expenses was primarily the result of an increase in staff and marketing activity and legal and consulting fees incurred in connection with the acquisition of IPI and the Bridge Private Placement. Operating expenses are expected to continue to increase as the Company continues to invest in the development of high end Internet/Intranet Solutions.

Net interest expense for fiscal 1996 was $204,000 compared with $30,000 for fiscal 1995. The increase was a result of the Bridge Promissory Notes, increased credit facilities with the Company's banks and expenses related to loans from the primary shareholders. Interest expense should decrease in 1997 as a result of the conversion of the Bridge Promissory Notes in February 1997.

Liquidity and Capital Resources

Through December 31, 1996, the Company funded its operations primarily through revenues generated from operations, the Bridge Private Placement, loans from principal shareholders and employees, lines of credit and factoring arrangements made available to it by banks. On December 31, 1996, the Company had cash and cash equivalents of $231,000 and a net working capital deficit of $711,000. This compares with cash and cash equivalents of $106 and a working capital deficit of $92,000 on December 31, 1995.

As discussed above, the Company raised net proceeds of approximately $3,504,000 from its public offering in February
1997. Management believes that such proceeds will be sufficient to fund the Company's operations for at least the next twelve months.

Cash used in operating activities for the Company totaled $631,000 and $105,000 for fiscal 1996 and 1995, respectively. Cash used in investing activities consisted of expenditures for property and equipment and cost of the acquisition of IPI. Capital expenditures increased to $472,000 during fiscal 1996 from $34,000 for fiscal 1995 primarily due to expanded operations.


Cash from financing activities in fiscal 1996 consisted of $1,435,000 from the Bridge Private Placement, $256,000 in loans from shareholders and employees and $4,196,000 in advances through the factoring arrangement with the Company's bank, net of $226,000 in repayments of shareholder/employee loans and $4,382,000 in factoring and line of credit payments. This compares with $790,215 in bank borrowings in fiscal 1995, net of $659,004 in payments.

The Company has not recorded a deferred tax asset as it cannot conclude to date that it is more likely than not that the deferred tax asset will be realized.

Inflation

The Company does not believe that inflation will have a material impact on the Company's future operations.

ITEM 7.   FINANCIAL STATEMENTS


                  NAVIDEC, INC. (FORMERLY ACI SYSTEMS, INC.)

                        INDEX TO FINANCIAL STATEMENTS




                                                  PAGE

Independent Auditor's Report .. . .. . .. . .     F-2

Balance Sheets - Pro-Forma December 31,
 1996 (Unaudited) and December
 31, 1996.. . .. . .. . .. . .. . .. . .. . .     F-3

Statements of Operations - For the Years
 Ended December 31, 1996
 and 1995.. . .. . .. . .. . .. . .. . .. . .     F-4

Statement of Changes in Stockholders'
 Deficit - For the Years
 Ended December 31,
 1995 and 1996.. . .. . .. . .. . .. . .. . .     F-5

Statements of Cash Flows - For the Years
 Ended December 31, 1996
 and 1995.. . .. . .. . .. . .. . .. . .. . .     F-6

Notes to Financial Statements.. . .. . .. . .     F-7

                         INDEPENDENT AUDITOR'S REPORT




Board of Directors
NAVIDEC, Inc.
Englewood, Colorado


We have audited the accompanying balance sheet of NAVIDEC, Inc. as of December 31, 1996 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.




Hein + Associates LLP

Denver, Colorado
March 14, 1997

                                NAVIDEC, INC.
                         (Formerly ACI Systems, Inc.)

                                BALANCE SHEETS


                                  Pro Forma
                                December 31,     December 31,
                                   1996             1996
                                 (Unaudited)    (Historical)


                                  ASSETS

Current Assets:
 Cash and cash equivalents       $3,490,000     $ 231,000
 Accounts receivable:
   Trade, net of $50,000
    allowance for
    doubtful accounts               100,000       100,000
   Retainage                         45,000        45,000
 Inventories                        196,000       196,000
 Prepaid expenses and
  other current assets              100,000        28,000

Total current assets              3,931,000       600,000

Property and Equipment, net         465,000       465,000

Intangibles, net                    788,000       788,000

Deferred Financing and
 Offering Costs                           -       405,000

Total Assets                     $5,184,000    $2,258,000


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Current portion of capital
  lease obligations              $   31,000     $  31,000
 Notes payable - related
  parties                            97,000       160,000
 Accounts payable                   647,000       760,000
 Other accrued liabilities          245,000       360,000

Total current liabilities         1,020,000     1,311,000

Capital Lease Obligations,
 net of current portion             132,000       132,000


Related Party Notes Payable,
 net of current portion                   -        87,000

Unsecured Subordinated
 Convertible Promissory
 Notes                                    -     1,438,000

Commitments and Contingencies
 (Notes 7 and 8)

Stockholders' Deficit:
 Common Stock, no par value;
  20,000,000 shares authorized;
  1,701,000 shares issued and
  outstanding (2,805,000 pro
  forma)                          5,343,000       401,000
 Accumulated deficit             (1,311,000)   (1,111,000)

Total stockholders' deficit       4,032,000      (710,000)

Total Liabilities and
 Stockholders' Deficit          $ 5,184,000   $ 2,258,000


See accompanying notes to these financial statements.

                                 NAVIDEC, INC.
                         (Formerly ACI Systems, Inc.)

                           STATEMENTS OF OPERATIONS


                             For the Years Ended
                                 December 31,

                              1996           1995


Net Sales                $5,470,000          $4,121,000

  Cost of Sales           4,425,000           3,340,000

Gross Margin              1,045,000             781,000

  Operating expense       2,259,000             784,000

Operating Loss           (1,214,000)             (3,000)

Other Income
(Expense):

  Interest expense,
   net                     (204,000)            (30,000)
  Other                       3,000              10,000

    Other, Net             (201,000)            (20,000)

Net Loss                $(1,415,000)          $ (23,000)

Net Loss Per Share       $     (.73)           $   (.02)

Common Shares and
 Equivalents Out-
 standing                 1,948,000           1,353,000



            See accompanying notes to these financial statements.


                                 NAVIDEC, INC.
                         (Formerly ACI Systems, Inc.)

                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996


                           Common Stock      Accumulated
                         Shares    Amount    Deficit   Total


Balances, January
 1, 1995                217,000  $ 63,000 $ (95,000)$ (32,000)

 Net loss                     -         -   (23,000)  (23,000)

Balances, December
 31, 1995               217,000    63,000  (118,000)  (55,000)

 Exercise of stock
  options               805,000     2,000         -     2,000
 Compensation
  recognized
  related to
  transfers of
  common stock to
  employees                   -    83,000         -    83,000
 Shares issued
  in acquisition
  of IPI                679,000   675,000         -   675,000
 Reclassification
  of accumulated
  deficit in
  connection with
  termination of
  tax status as a
  Subchapter
  S-Corporation               -  (422,000)   422,000       -
 Net loss                     -        -  (1,415,000) (1,415,000)

Balances, December
 31, 1996            1,701,000 $ 401,000 $(1,111,000) $ (710,000)



           See accompanying notes to these financial statements.


                                 NAVIDEC, INC.
                         (Formerly ACI Systems, Inc.)

                           STATEMENTS OF CASH FLOWS


                             For the Years Ended
                                 December 31,

                              1996           1995

Cash Flows from
Operating Activities:
 Net Loss                $(1,415,000)   $ (23,000)
 Adjustments to reconcile
  net loss to net
  cash used in operating
  activities:
    Depreciation and
     amortization            173,000       34,000
    Stock based
     compensation             83,000            -
    Provision for bad debt    59,000       22,000
    Changes in operating
     assets and liabilities:
      (Increase) decrease in:
        Accounts
          receivable        (56,000)     (375,000)
        Inventories           8,000       (53,000)
        Other Assets        (33,000)       13,000
      Increase in:
        Accounts
         payable and
         accrued
         liabilities        352,000       245,000
        Other liabilities   198,000        32,000

 Net cash used in
  operating activities     (631,000)     (105,000)

Cash Flows from
 Investing Activities:
  Capital expenditures
   for property and
   equipment               (472,000)      (34,000)
  Cash acquired in
   merger with IPI            5,000             -
  Acquisition costs
   incurred                 (38,000)            -
    Net cash used in
     investing acti-
     vities                (505,000)      (34,000)

Cash Flows from
 Financing Activities:
  Proceeds from sale of
   accounts receivable      491,000             -
  Proceeds from issuance
   of common stock            2,000             -
  Proceeds from issuance
   of notes payable
   and capital leases     5,887,000       790,000
  Payment on notes
   payable               (4,608,000)     (659,000)
  Payment for deferred
   financing and
   offering costs          (405,000)            -
     Net cash provided
      by financing
      activities          1,367,000       131,000

Increase (Decrease) in
 Cash and Cash
 Equivalents                231,000        (8,000)

Cash and Cash
 Equivalents,
 beginning of
 period                           -         8,000

Cash and Cash
 Equivalents,
 end of period           $  231,000      $      -

Supplemental Schedule
 of Cash Flow
 Information:
   Cash payments for
    interest              $ 155,000      $  30,000
   Net assets of cash
    assumed, acquired
    in merger of Navidec
    with IPI              $ 286,000      $       -


            See accompanying notes to these financial statements.

1.   Organization and Significant Accounting Policies:

Organization and Nature of Operations - The Company was incorporated in the State of Colorado in 1993 and distributes various high technology and other products through traditional and electronic channels. Effective on July 1, 1996, the Company merged with Interactive Planet, Inc. (IPI) and as a result, the Company also provides comprehensive Internet and Intranet solutions, including design and development of World Wide Web sites, marketing, database integration, electronic commerce and order fulfillments.

Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventories - Inventories are stated at the lower of cost or market, determined by the first--in, first-out method and consist primarily of products held for resale.

Property and Equipment - Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets using the 200% declining balance method generally over a three to seven year period. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statements of operations.

Intangibles - Intangibles represent the excess of the purchase price paid over the net liabilities acquired in the IPI acquisition of $888,000. This amount is being amortized over five years.

Fair Value of Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of cash, trade accounts receivable, accounts payable, and accrued liabilities approximate fair value. The carrying amount of notes payable - related parties which have interest rates of 5% and -0-% are considered to be at below market rates, however, based on the short-term nature of these notes, the fair value is not materially different from the stated value.

Revenue Recognition - The Company recognizes revenue upon delivery of its Internet/Intranet Solutions and Product Distribution goods. Internet/Intranet Solutions generally begin with consulting arrangements, which are billed on an hourly basis and/or on a percentage of completion method on fixed bid projects. Most of the Company's customers elect to update and expand their Web site frequently, and clients are billed monthly on a time and materials basis for these services. Additional sources of ongoing revenue include revenue from advertising sold by the Company on clients' Web sites, revenue from sales of merchandise and services over clients' Web sites and revenue from maintenance of client Web sites. The Company receives and records a percentage of the gross revenue from advertising and merchandise sales immediately upon completion of these sales.

Loss Per Share - Loss per share is generally computed based on the weighted average number of shares outstanding. However, for the periods presented, common and common equivalent shares, including the options and convertible notes discussed in Notes 6 and 7, (using the treasury stock method and the public offering price) have been included in the weighted average calculation, as if they were outstanding for the periods presented through September 30, 1996.

Income Taxes - During 1996, the Company converted to a "C Corporation" and adopted Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined, based on the difference between the financial statements and tax bases of asset and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Pro forma income tax expense prior to the adoption of the "C Corporation" status is not presented due to losses for the year and a valuation allowance for the loss carryovers which would have been recorded under FASB 109 after the Company's proposed public offering and the termination of the "S" corporate election. At December 31, 1996, the Company had a net operating loss of approximately $690,000, which, if not utilized, will expire in 2011. At December 31, 1996, the tax effects of temporary differences that give rise to significant portions of deferred tax assets are $260,000 for the net operating loss carryforward and an offsetting liability of $24,000 related to differences between book and tax depreciation, net of a valuation of allowance totaling $236,000.

Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant estimates, including the allowance for doubtful account and the life of the excess of purchase price over net assets acquired (goodwill) in the IPI merger. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the life of goodwill could be revised over the next year and such revisions could be material.


Impairment of Long-Lived Assets - In 1996, the Company adopted Financial Accounting Standards Board Statement 121 (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the December 31, 1996 financial statements.

Stock-based Compensation - In 1996, the Company adopted Financial Accounting Standards Board Statement 123 (FAS 123) issued a new statement titled "Accounting for Stock-Based Compensation" (FAS
123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and will be subject only to the disclosure requirements prescribed by FAS 123.

During the year ended December 31, 1996, the Company granted options for the purchase of 212,500 shares of common stock to an employee at the fair market value as estimated by management of the Company. The adoption of FAS 123 did not have an impact on the Company's financial statements for the year ended December 31, 1996.

Pro Forma Unaudited Balance Sheet - The pro forma unaudited balance sheet reflects the receipt of the net proceeds from the sale of 755,000 shares of common stock and 1,000,000 warrants at $5.90 and $.10, respectively, (see Note 8) in February 1997 as though the offering was completed as of December 31, 1996. The pro forma adjustments included:

-    The repayment of $150,000 notes payable.

- The incurrance of an additional $846,000 in offering costs subsequent to December 31, 1996, and repayment of other offering costs, which were included in payables at year-end.

- A $72,000 prepayment to the underwriter for future consulting services.

- The conversion of $1,438,000 in convertible debentures into 349,126 shares of common stock, of which 245,000 shares were sold as part of the 1,000,000 units in the public offering.

- Recognizing $200,000 of deferred financing expense upon conversion of the debentures.


2.   Liquidity:

The Company has incurred net losses for the past two years and has experienced negative cash flows from operations. As described in Notes 3, 6, and 8, management has taken the following actions to improve the Company's cash flow and operating results.

     In July, 1996, the Company acquired IPI. Even though IPI had insignificant revenues at the time of the merger, management believes that the merger will enhance the operating results of the combined entity.

     In October 1996, the Company completed a private offering for the sale of $1,438,000 of unsecured subordinated convertible promissory notes, which were converted into common stock in conjunction with the public offering.

     In February 1997, the Company completed an initial public offering for the sale of its common stock and warrants which resulted in gross proceeds of approximately $4,555,000.

The Company is also aggressively working to increase revenues and improve operating results to ultimately achieve profitability, although no assurances can be given that the Company will be successful.

3.   Acquisition of IPI:

Effective July 1, 1996, the Company acquired IPI in a purchase transaction, where the Company acquired 100% of the stock of IPI for 679,000 shares of common stock of the Company and a $75,000 note payable. The acquisition was valued at approximately $750,000 and resulted in goodwill of approximately $850,000 being recorded. The goodwill is being amortized over five years. IPI develops, markets, and supports World Wide Web (Web) sites, on the Internet or Intranets. IPI designs and implements Web sites ranging from basic inquiry-only sites to complex, interactive sites capable of providing on-line commerce, database integration and manipulation, sophisticated graphics, animation, and other multi-media content. IPI also serves as a value-added reseller of software capable of allowing the Internet or Intranet user to use self-service applications such as the on-line purchase of products or services, product warranty and support, employee benefit enrollments and other applications. IPI had not yet experienced significant revenues from its planned operations at the time of the acquisition. Immediately after the effective date of the merger, IPI was dissolved. The unaudited following pro forma information presents the effect of the merger as if it occurred on January 1, 1995.

                             For the Years Ended
                                 December 31,


                           1996           1995



Revenue                  $5,655,000     $4,288,000

Net loss                $(1,601,000)    $ (102,000)

Loss per share           $     (.79)    $     (.09)

Common share and
equivalents
outstanding               2,031,000      2,031,000



The above pro forma information is not necessarily indicative of the financial results which would have occurred if such acquisition had taken place at the earlier date, nor of future operating results.


4.  Concentration of Credit Risk:

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below.

A geographic concentration exists because the Company has historically sold approximately 40% of its products and services in the State of Colorado with remaining revenue derived from sales throughout the United States. Financial instruments that subject the Company to credit risk consist principally of accounts receivable. At December 31, 1996, accounts receivable totaled $145,000, and the Company has provided an allowance for doubtful accounts of $50,000. For the years ended December 31, 1996 and 1995, bad debts totaled $60,000, and $18,000, respectively. The Company performs periodic credit evaluations on its customers' financial condition and believes that the allowance for doubtful accounts is adequate.

At December 31, 1996, the Company maintained cash balances with a commercial bank, which were approximately $185,000 in excess of FDIC insurance limits.


The Company is dependent on four key suppliers. The Company has contracts with these suppliers, however, they are not exclusive and can be terminated at any time. Management believes that while the Company may suffer a short-term adverse impact, it would be able to replace anyone of these suppliers.

5.  Property and Equipment:

Property and equipment at December 31, 1996 consists of the following:


Furniture, fixtures and equipment       $ 572,000
Leasehold improvements                     12,000

                                          584,000
Less accumulated depreciation            (120,000)

                                        $ 464,000

6.       Notes Payable - Related Parties:

Notes payable - related parties at December 31, 1996, consists of the following:

Note payable to an entity affiliated with an officer/
director/shareholder due on demand, non-interest
bearing.  Subsequent to year-end, the Company repaid
this note from the proceeds of its initial public
offering.                                              $  33,000

Note payable to officers/director/shareholder,
principal along with interest at 10% per annum due in
December 31, 1997.                                        45,000


Note payable to a shareholder, non-interest bearing,
subordinated to all other indebtedness of the Company,
due in monthly installments of $6,250 through July 1,
1997.                                                     52,000

Note payable to an officer/director/shareholder,
subordinated to all other indebtedness of the Company,
principal and interest at 9.75%.  Subsequent to year
end, the Company repaid this note from the proceeds of
its initial public offering.                              30,000

Note payable to a shareholder, principal and interest
at 5% per annum are due as determined by the Company's
shareholders.  Subsequent to year-end, the Company
repaid this note from the proceeds of its initial
public offering.                                          87,000

                                                       $ 247,000

Private Offering of Unsecured Subordinated Convertible Promissory Notes - In October 1996, the Company completed the sale of $1,437,500 of unsecured subordinated convertible promissory notes. This debt was converted into 349,126 shares of common stock in February 1997 upon completion of the Company's initial public offering of its common stock of which 245,000 shares were then resold as part of the public offering. Upon conversion, the debenture holder also received 104,126 warrants to purchase common stock, which are exercisable at $7.20 per share until February 2002. Interest accrued at 10% per annum up until the time the notes were converted. The notes are subordinated to all other indebtedness of the Company (Note 8).


7.       Commitments:

Capital Lease Obligations - The Company leases certain equipment under agreements classified as capital leases. Equipment under the leases has a cost of approximately $174,000 and accumulated amortization of approximately $8,700. The following is a schedule of future minimum lease payments under capital leases at December 31, 1996.

    Future minimum lease payments            $233,000
    Less amount representing interest         (71,000)

    Present value of net minimum lease
     payments                                 162,000

    Less current portion                      (30,000)

                                             $132,000

Office Leases - The Company leases its office under an operating lease for a term expiring 2001. The lease calls for monthly payments of $4,584. The aggregate minimum annual lease payments are as follows:



                                            Operating
     Year Ending December 31,                Leases


               1997                          $ 55,000
               1998                            55,000
               1998                            56,000
               2000                            56,000
               2001                            35,000

     Total minimum lease payments            $257,000




During 1996, the Company terminated another lease for office space.

Receivables Sold With Recourse - In 1996, the Company entered into an agreement with a bank to sell, with full recourse, existing and future accounts receivable to a maximum of $750,000 at a 2.55% discount. The Company must maintain a cash reserve account with the bank of up to 20% of the face amount of receivables sold to the bank. The Company's recourse obligation is secured by all of the Company's assets and is guaranteed by two of the Company's shareholders. As of December 31, 1996, the face amount of receivables sold was $491,000.

Employment Agreements - In July 1996, the Company entered into employment agreements with two shareholders. The agreements provide for payments totaling $165,000 per year through June 30, 1998 and include covenants not to compete during the term of employment and for one year thereafter.

The Company entered into an employment agreement with an employee which commenced on August 1, 1996, and was subsequently extended through February 1999. The agreement provides for payments of $5,400 per month plus options to purchase 212,500 shares of the Company's common stock at $4.12 per share. The options are exercisable from April 1999 to October 2001. The agreement also contains a covenant not to compete during the term of the employee's employment and for one year thereafter. In July 1996, the Company borrowed $183,000 from this employee. The Company repaid this in full in August 1996. Subsequent to year-end, the Company loaned $60,000 to this employee at 5.5% interest, due in semi-monthly installments of $2,300 beginning January 1, 1998, collateralized by the options discussed above.


8.  Stockholders' Equity:

Termination of S-Corporation Status - Effective July 1, 1996, the
Company terminated its S-Corporation status and became a C-Corporation. As a result, the Company reclassified its accumulated deficit attributable to the S-Corporation as a reduction in common stock upon termination of S-Corporation status.

Public Stock Offering - In February 1997, the Company completed an initial public stock offering of 1,000,000 Units (comprised of 1,000,000 shares of common stock and warrants for the purchase of 1,000,000 shares of common stock) which provided gross proceeds to the Company of approximately $4,555,000. Included in the 1,000,000 shares are 245,000 shares offered by the holders of the unsecured subordinated convertible promissory notes (see Note 6). Each warrant allows the holder to purchase one share of common stock at an exercise price of $7.20 for a period of five years after the date of the offering. The warrants are redeemable by the Company at $.05 per warrant upon 30 days notice if the market price of the common stock for 20 consecutive trading days within the 30-day period preceding the date the notice is given equals or exceeds $8.40. The underwriter has a 45-day option (over-allotment option) to purchase up to 150,000 shares of common stock and 150,000 warrants at the unit offering price.
The Company also sold to the underwriter at the close of the public offering underwriters warrants, at a price of $0.001 per warrant, to purchase 100,000 shares of common stock exclusive of the over-allotment. The underwriters warrants are exercisable for 4 years beginning in February 1998 at $7.38 per share.

Stock Split - During 1996, the Company declared a 1 for 2 reverse stock split and 510.2041 to 1 stock split. The Company also declared a .85 for 1 reverse stock split to be effective immediately prior to the initial public offering. Accordingly, all common stock reflected in the financial statements and accompanying notes reflect the effect of the split and reverse splits.

Common Stock Transfers and Options - In June 1996, an officer and a shareholder transferred 83,725 shares of common stock to employees at no cost. The Company recognized $83,000 in compensation expense related to this transfer.

During 1994 and 1993, the Company issued stock options to an officer and shareholder to purchase 804,881 shares of common stock at an aggregate exercise price of $1,745. During June
1996, these options were exercised.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9.   MANAGEMENT

The information required by this Item is incorporated by reference from the Company's Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company's Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this Item is incorporated by reference from the Company's Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Company's Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Description

 1.1      Form of Underwriting Agreement
 1.2      Form of Selected Dealers Agreement
 1.3      Warrant Exercise Fee Agreement
 3.1      Amended and Restated Articles of Incorporation of ACI
          Systems, Inc.
 3.2      Amended and Restated Bylaws of ACI Systems, Inc.
 3.3      Articles of Merger and Agreement and Plan of Merger
          Between ACI Systems, Inc.
          and Interactive Planet, Inc.
 4.1      Form of Certificate for Common Stock of NAVIDEC, Inc.
 4.2      Form of Warrant
 4.3      Form of Warrant Agreement
 4.4      Form of Representative's Option Agreement
 4.5 Form of Private Placement Financing Converted Units Registration Rights Agreement
 4.6      Form of 10% Unsecured Subordinated Convertible
          Promissory Note
 4.7      Form of Placement Agent's Warrant Registration Rights
          Agreement [Rescinded]
 4.8 Form of Placement Agent's Warrant for the Purchase of Shares of Common Stock and Warrants [Rescinded]
 5.1      Opinion, with Consent, of Cohen Brame & Smith
          Professional Corporation
10.1 Form of "Lock Up" Letter to be entered into by the Company's current shareholders
10.2 Form of Shareholders' Agreement dated July 12, 1996, among NAVIDEC, Inc. and its shareholders on such date.
10.3 Form of Confidentiality and Non-Disclosure Agreement between the Company and its significant technical employees
10.4 Employment Agreement dated July 3, 1996 between NAVIDEC, Inc. and Ralph Armijo
10.5      Employment Agreement between NAVIDEC, Inc. and
          John R. McKowen
10.6 Lease Agreement dated February 23, 1996 for the premises located at 14 Inverness Dr., Building F, Suite 116, Englewood, Colorado 80112
10.7 Lease Agreement dated October 27, 1993 for the premises located at 7002 S. Revere Parkway, Suite 40, Englewood, Colorado 80112 [Terminated in December 1996]
10.8 Promissory Note as of October 1, 1993, in the principal amount of $119,199, from ACI Systems, Inc. payable to Arthur Armijo
10.9 Promissory Note as of March 31, 1996, in the principal amount of $45,110 from Interactive Planet, Inc. payable to Patrick Mawhinney
10.10 Promissory Note as of July 9, 1996, in the principal amount of $75,000 from NAVIDEC, Inc. payable to Cynthia Simmons
10.11 Business/Manager Agreement and Commercial Security Agreement, each dated February 27, 1996, between NAVIDEC, Inc. and Colorado State Bank of Denver
10.12 Form of Commercial Guarantee of Ralph Armijo and Arthur Armijo in favor of Colorado State Bank of Denver in connection with February 27, 1996 Promissory Note
10.13 Form of Commercial Continuing Guarantee of Ralph Armijo and Arthur Armijo dated November 17, 1993 in favor of Vectra Bank in connection with line of credit terminated in February 1996
10.14 Promissory Note as of August 6, 1996, in the principal amount of $70,000 from NAVIDEC, INC. payable to Ralph Armijo
10.15 Promissory Note as of July 26, 1996 in the principal amount of $30,000 from NAVIDEC, INC. payable to Patrick Mawhinney
10.16 Promissory Note as of July 25, 1996, in the principal amount of $182,500 from NAVIDEC, INC. payable to Little Land Company
10.17     Netscape Commercial Applications Partner Program
          (NCAPP) Guidelines
10.18 Form of Restated Agreement Not to Sell with Bridge Financing Selling Stockholders
10.19 Form of Insider's Lock-up Agreement to be entered into by the Company's officers, directors and 5% shareholders
10.20 Form of Promissory Note in the principal amount of $70,000 from NAVIDEC, Inc. payable to Trust Company of America FBO Michael Hendricks SEP IRA and guaranteed by Ralph Armijo and Patrick Mawhinney
21.1      Subsidiaries of the Registrant
23.1      Consent of Hein + Associates LLP
23.2 Consent of Cohen Brame & Smith Professional Corporation (included in Exhibit 5.1)
23.3      Consent of Lloyd G. Chavez, Jr.
24.1      Power of Attorney with respect to certain signatures
          in the Registration statement (see signature page to Registration Statement)
27        Financial Data Schedule
_______________________

All exhibits are incorporated by reference to like numbered exhibits to the Company's Registration Statement on Form SB-2 declared effective February 10, 1997 (SEC File Number 333-14497).