Form 10QSB
period 1997-03-31
NAVIDEC INC
filed 1997-05-15
CIK 1023734

FORM 10-QSB-Quarterly
                     Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

[x]  Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended March 31, 1997.

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


For the transition period from ___________ to _______________


                               NAVIDEC, INC.
          (Exact name of registrant as specified in its charter)


COLORADO                                  33-0502730
(State or other                           (Employer
jurisdiction of                         Identification
incorporation)                             (Number)

14 INVERNESS DRIVE, SUITE F-116, ENGLEWOOD, CO   80112
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, incl. area code: 303-790-7565

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 5, 1997, Registrant had 2,804,721 shares of common stock outstanding.

Traditional Small Business Disclosure Format (check one):
Yes  X  No


                                NAVIDEC, INC.
                                   INDEX


PART I.   FINANCIAL INFORMATION

          ITEM I. FINANCIAL STATEMENTS

          Balance Sheets as of March 31, 1997 and December 31,
          1996

          Statements of Operations, three months ended
          March 31, 1997 and 1996

          Statements of Cash Flows,
          three months ended March 31, 1997 and 1996

          Notes to Financial Statements

PART II.  OTHER INFORMATION

          ITEM 1- 5.     NOT APPLICABLE
          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                               NAVIDEC, INC.
                              BALANCE SHEETS


                                   March 31,      December 31,
                                   1997              1996

                                  ASSETS

CURRENT ASSETS:

Cash and cash equivalents       $2,271,000     $     231,000
Accounts Receivable:
  Trade net of $50,000
   allowance for doubtful
    accounts                    $1,048,000     $     100,000
  Retainage                   $     50,000     $      45,000
Inventory                     $    245,000     $     196,000
Prepaid expenses and
  other current assets        $    221,000     $      28,000

Total current assets          $  3,835,000     $     600,000

PROPERTY AND EQUIPMENT, net   $    467,000     $     465,000

OTHER ASSETS

Notes Receivable              $     30,000     $           0
Intangibles, net              $    761,000        $1,193,000

Total Assets                    $5,093,000        $2,258,000
                                   ========       ========

                   LIABILITIES AND STOCKHOLDERS  EQUITY

CURRENT LIABILITIES

Current portion of capital
 lease obligations            $     31,000     $      31,000
Notes payable related
 parties                      $     80,000     $     160,000
Accounts payable              $    958,000     $     760,000
Other accrued liabilities     $    208,000     $     360,000
                                   -------           -------
Total current liabilities     $  1,265,000     $   1,311,000

CAPITAL LEASE OBLIGATIONS,
net current portion           $    127,000     $     132,000

RELATED PARTY NOTES PAYABLE,
net current portion           $          0     $      87,000

UNSECURED SUBORDINATED
CONVERTIBLE NOTES             $          0     $   1,438,000

STOCKHOLDERS  EQUITY (DEFICIT)

Common stock, no par value;
 20,000,000 shares authorized
 2,701,000 and 1,701,000 shares
 issued and outstanding       $  5,111,000     $     401,000
Accumulated deficit             (1,410,000)       (1,111,000)
                              -------------       -------------
Total stockholders
  equity (deficit)            $  3,701,000     $    (710,000)

TOTAL LIABILITIES and
STOCKHOLDERS  EQUITY          $  5,093,000     $   2,258,000
                                 ========          ========

See accompanying notes to these financial statements.

                               NAVIDEC, INC.
                         STATEMENTS OF OPERATIONS


                                          For the Three Months
                                              Ended March 31,

                                            1997       1996
                                        -----------    -------

NET SALES                              $ 1,363,000  $  847,000
     Cost of Sales                     $   858,000  $  629,000

GROSS MARGIN                           $   506,000  $  218,000
     Operating Expenses                $   769,000  $  241,000

OPERATING INCOME (LOSS)                $  (263,000) $  (23,000)

OTHER INCOME (EXPENSES)
  Interest, net                        $   (35,000) $  (12,000)
  Other                                $    (1,000) $   (1,000)

  Other, net                           $   (36,000) $  (13,000)

NET INCOME (LOSS)                      $  (299,000) $  (36,000)

                                          =========    ========

NET LOSS PER SHARE                     $      (.13) $     (.03)

WEIGHTED AVERAGE COMMON SHARES
AND EQUIVALENTS OUTSTANDING              2,290,000   1,352,000


See accompanying notes to these financial statements.

                                NAVIDEC, INC.
                         STATEMENTS OF CASH FLOWS

                                   FOR THE THREE MONTHS ENDED
                                             MARCH 31

                                   1997           1996
Cash flows from operating
activities

Net Loss                    $  (299,000)         (36,000)

Adjustments to reconcile
net loss to net cash used
by operating activities:

 Depreciation and
  amortization              $    92,000      $    11,000

 Changes in operating
  assets and liabilities

 Decrease (increase)
  in accounts receivable    $  (953,000)     $   517,000
 Decrease (increase)
  in inventory              $  ( 49,000)     $   (25,000)
 Decrease (increase)
  in prepaid expenses       $  (193,000)     $   (38,000)
 Increase (decrease)
  in accounts payable       $   186,000      $   ( 4,000)
 Increase (decrease)
  in accrued expenses       $  (152,000)     $   (19,000)


Net cash provided by
 (used in) operating
 activities                 $(1,292,000)     $   406,000

Cash flows from investing
activities:

 Purchases of fixed assets  $   (67,000)     $   (19,000)

Cash flows from financing
activities:

  Proceeds from sale of
   accounts receivable      $      --        $   491,000

  Payments on Notes
   Payable                  $(1,850,000)     $(1,172,000)

  Proceeds from issuance
   of notes/Capital
   Leases                   $   240,000      $   369,000

  Decrease (increase)
   in notes receivable      $   (30,000)     $     -

  Issuance of common stock  $ 5,115,000      $     -

Net cash provided by
(used in) financing
activities                  $ 3,399,000      $  (312,000)

Net increase in cash        $ 2,040,000      $    75,000

Supplemental schedule of
cash flow information:

  Debentures converted
  to common stock           $ 1,437,000      $       -



See accompanying notes to these financial statements.


NOTES TO FINANCIAL STATEMENTS

1.   UNAUDITED FINANCIAL STATEMENTS:

     The unaudited financial statements and related notes to financial statements presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements were prepared in accordance with the accounting policies used in the preparation of the Company's audited financial statements included in it Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and should be read in conjunction with such financial statements and notes thereto.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim period presented have been made.

Stockholders' Equity:

     Public Stock Offering - On February 14, 1997, the Company completed an initial public stock offering of 1,000,000 Units (comprised of 1,000,000 shares of common stock and warrants for the purchase of 1,000,000 shares of common stock) which provided gross proceeds to the Company of approximately $4,555,000. Simultaneous with the offering convertible debenture holders converted $1,437,500 in convertible notes into common stock and warrants. Included in the 1,000,000 Units are 245,000 units offered by the holders of the unsecured subordinated convertible promissory notes. Each warrant allows the holder to purchase one share of common stock at an exercise price of $7.20 for a period of five years after the date of the offering. The warrants are redeemable by the Company at $.05 per warrant upon 30 days notice if the market price of the common stock for 20 consecutive trading days within the 30-day period preceding the date the notice is given equals or exceeds $8.40. The Company also sold to the underwriter at the close of the public offering underwriters warrants, at a price of $0.001 per warrant, to purchase 100,000 shares of common stock exclusive of the over-allotment. The underwriters warrants are exercisable for 4 years beginning in February 1998 at $7.38 per share.

     Stock Split - During 1996, the Company declared a 1 for 2 reverse stock split and 510.2041 to 1 stock split. The Company also declared a .85 for 1 reverse stock split which became effective upon the initial public offering in February 1997. All common stock reflected in the financial statements and accompanying notes reflect the effect of the split and reverse split.

Notes Payable - Related Parties

     Notes payable - related parties at March 31, 1997 consists of the following:

     Note payable to officer/director /shareholder,
     principal along with interest at 10% per annum
     due on December 31, 1997.                    $42,000

     Note payable to shareholder, non-interest bearing,
     subordinated to all other indebtedness of the Company,
     due in monthly installments of $6,250 through July 1,
     1997                                         $38,000


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULT OF OPERATIONS

OVERVIEW

     The company was organized as ACI Systems, Inc. in July 1993 and changed its name to Navidec, Inc. in July 1996. The Company s principal sources of revenue are from the resale of computer equipment, high technology peripherals and electronic components manufactured by independent vendors ( Product Distribution ) and services related to Internet/Intranet Solutions. Effective July 11, 1996, the Company acquired all of the outstanding common shares of Interactive Planet, Inc. (IPI) in exchange for 678,877 shares of the Company's Commons Stock and a promissory note of $75,000 payable to a shareholder of IPI and merged IPI in the Company. Management believes the merger with IPI has accelerated implementation of the Company's Internet/Intranet Solutions operating plan while contributing to continued growth in systems integration and sales of networking and computer peripherals and supplies. The historic operations of IPI prior to the merger were minimal and comparable financial data is not available.

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

     The Company recognizes revenue upon delivery of its Internet/Intranet Solutions and Product Distribution goods. Internet/Intranet Solutions generally begin with consulting arrangements that are billed on an hourly basis and then progresses to a bid for a proposed project. Deposits are then taken upon acceptance of the bid. Most of the Company's customers elect to update and expand their Web sites frequently, and clients are billed monthly on a time and materials basis for these services. Additional sources of ongoing revenue include revenue from advertising sold by the Company on clients Web sites, revenue from sales of merchandise and services over clients Web sites and revenue from maintenance and hosting of client Web sites. The Company receives a percentage of gross revenue from advertising and merchandise sales immediately upon completion of these sales.

     During the quarter ended March 31, 1997, the Company factored certain receivables on a recourse basis allowing it to have readily available access to cash from receivables at acceptable discount rates. See note 7 to the audited financial statements included in Navidec, Inc. Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. Based on the Company's cash position, management has discontinued factoring in order to lower its cost of capital.

Results of Operations

     The following tables sets forth for the periods indicated the percentage of net sales represented by certain line items included in the Company's statement of operations.

                                  Quarter Ended
                                  March  31

                                  1997      1996

  Net Sales                       100%      100%
  Cost of Sales                    63        75
  Gross Margin                     37        25
  Operating Expense                57        27
  Other Income (Expense)           (1)       (3)
  Net Income (Loss)               (21)       (5)


     Net sales for the first quarter of 1997 were $1,363,000 which represents an increase of 61% over net sales of $847,000 in the first quarter of 1996. All divisions showed an increase in sales over the first quarter of 1996. Sales of Internet/Intranet were $294,000; this compares to IPI's sales of $90,000 for the first quarter of 1996. System sales increased by $260,000, or 184%, to $402,000 compared to $142,000 for the first quarter of 1996. The increase in sales in both divisions is attributable to the systems approach the Company implemented in the third quarter of 1996. The improvement in net sales occurred despite the discontinuation of Lasers and Repro-graphics, which management determined no longer fit the Company's business plan.

     Gross margin was 37% during first quarter of 1997, 12% higher than the gross margin for the first quarter of 1996. The increase in gross margin is attributed to the strong gross margin of Internet/Intranet Solutions and to the strength of the U.S. dollar versus the yen, which improved gross margin for Components.

     Operating expenses for the first quarter of 1997 were $806,000 compared with $335,000 for the first quarter of 1996.
The increase in operating expenses was primarily the result of an increase in staff, marketing activity and goodwill and depreciation expense resulting from expansion and the merger with IPI.

     Net Interest expense for the quarter ended March 31, 1997, was $35,000 compared with $5,000 for the first quarter of 1996. The increased interest expense for 1996 was a direct result of the bridge financing promissory notes, increased credit facilities with the Company's banks and expenses related to loans from the primary shareholders. Interest expense should decrease for the remainder of 1997 as a result of the conversion of the Bridge Promissory Notes on February 14, 1997.

Liquidity and Capital Resources

     Through February 14, 1997, the Company funded its operations primarily through revenues generated from operations, the bridge financing private placement, loans from principal shareholders and employees, and lines of credit and factoring arrangements made available to it by banks. On February 14, 1997 the Company completed it Initial Public Offering which generated net proceeds of approximately $3,504,000. On March 31, 1997, the Company had cash and cash equivalents of $2,271,000 and net working capital of $2,570,000. This compares with cash and cash equivalents of $231,000 and a working capital deficit of $711,000 on December 31, 1996.

     Management believes the Company's cash and revenues from operations will be sufficient to fund the Company's operations for at least the next twelve months.

     Cash generated (used) in operating activities for the Company totaled ($1,330,000) and $406,000 for the quarters ended March 31, 1997 and 1996 respectively. Cash used in investing activities consisted of expenditures for property and equipment. Capital expenditures increased to $48,000 during the quarter ended March 31, 1997 from $19,000 for the quarter ended March 31, 1996 primarily due to expanded operations. During the quarters ended March 31, 1997 and 1996, cash from financing activities included borrowings (including advances under the Company's line of credit and factoring arrangement and proceeds from the bridge financing private placement) of $240,000 and $860,000, respectively, net of note and line of credit payments of $1,888,000 and $1,172,000, respectively.

     The Company has not recorded a deferred tax asset as it cannot conclude to date that it is more likely than not that the deferred tax asset will be realized.

Forward Looking Information

     Information contained in this report, other than historical information, should be considered forward looking and reflects management s current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions and developments within the Internet and Intranet industries; length of sales cycle; variability of sales order flow; and management of growth.


                        PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings
          None

ITEM 2.   Changes in Securities
          None

ITEM 3.   Defaults Upon Senior Securities
          None

ITEM 4.   Submission of Matters to a Vote of Security Holders
          None

ITEM 5.   Other Information
          None

ITEM 6.   Exhibits And Reports on Form 8-K

          (a) Incorporation by reference to exhibits included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

          (b)  Reports on Form 8-K
          There are no reports on Form 8-K filed during the quarter for which this report is filed.


                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be sign on its behalf by the undersigned, thereunto duly authorized.


                              NAVIDEC, INC.



Date:  May 15, 1997           By: /s/RALPH ARMIJO
                              Ralph Armijo, President and CEO


                              By: /s/PAT MAWHINNEY
                              Pat Mawhinney
                              Chief Financial Officer