Form 10QSB
period 1997-06-30
NAVIDEC INC
filed 1997-08-14
CIK 1023734

FORM 10-QSB-Quarterly
  Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-QSB

    [x]Quarterly Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the period ended June 30, 1997.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

    For the transition period from __________________ to _________________.
    Commission file number 0-29098

      NAVIDEC, INC.
              (Exact name of registrant as specified in its charter)

          COLORADO                      33-0502730
          (State or other               (Employer
          jurisdiction of               Identification No.)
          incorporation)

        14 INVERNESS DRIVE, SUITE F-116, ENGLEWOOD, CO  80112
       (Address of principal executive offices)   (Zip Code)

    Registrant's telephone number, including area code: 303-790-7565

    Securities registered pursuant to Section 12(b) of the Act:
       None
    Securities registered pursuant to Section 12(g) of the Act:

       COMMON STOCK NO PAR VALUE
       Title of Class

    APPLICABLE ONLY TO CORPORATE ISSUERS:

       As of August 10, 1997, Registrant had 3,010,000 shares of common stock outstanding



                           NAVIDEC, INC.
                               INDEX


PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Balance Sheets as of June 30, 1997 and December 31, 1996

    Statements of Operations, Three Months and Six Months Ended June 30, 1997 and 1996

    Statements of Cash Flows,
    Six Months Ended June 30, 1997 and 1996

    Notes to Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

  Item 1- 4.  Not Applicable

  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K

PART III. SIGNATURES

  Item 1.  Signatures



PART I - FINANCIAL INFORMATION
Item 1.Financial Statements
                            NAVIDEC, INC.
                           BALANCE SHEETS
                                               June 30,     December 31,
                                                 1997          1996

                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $1,467,000     $  231,000
  Accounts Receivable:
    Trade net of $50,000 allowance for
      doubtful accounts                        756,000        100,000
    Retainage                                   20,000         45,000
    Work In Process                            133,000
  Inventory                                    374,000        196,000
  Prepaid expenses and other current assets    154,000         28,000
                                            __________     __________
    Total current assets                    $2,904,000     $  600,000
PROPERTY AND EQUIPMENT, net                 $  454,000     $  465,000
OTHER ASSETS
  Notes Receivable                          $   30,000     $        0
  Intangibles, net                             731,000      1,193,000
  Deposits                                      58,000
                                            __________     __________
  Total Assets                              $4,177,000     $2,258,000
                                            __________     __________
                                            __________     __________

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Current portion of capital lease
    obligations                             $   31,000     $   31,000
  Current portion of long term debt             60,000              0
  Notes payable related parties                 23,000        160,000
  Accounts payable                             483,000        760,000
  Other accrued liabilities                    199,000        360,000
                                            __________     __________
  Total current liabilities                 $  796,000     $1,311,000

CAPITAL LEASE OBLIGATIONS, net current
  portion                                   $  116,000     $  132,000
RELATED PARTY NOTES PAYABLE, net current
  portion                                   $        0     $   87,000
LONG TERM DEBT                              $  240,000     $        0
UNSECURED SUBORDINATED CONVERTIBLE NOTES    $        0     $1,438,000

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value; 20,000,000
    shares authorized 2,701,000 and
    1,701,000 shares issued and outstanding $5,111,000     $  401,000
  Accumulated deficit                       (2,086,000)    (1,111,000)
                                            __________     __________
  Total stockholders' equity (deficit)      $3,025,000     $ (710,000)
                                            __________     __________
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY  $4,177,000     $2,258,000
                                            __________     __________
                                            __________     __________

See accompanying notes to these financial statements



                            NAVIDEC, INC.
                      STATEMENTS OF OPERATIONS


                          For the Six Months       For the Three Months
                            Ended June 30            Ended June 30
                         1997            1996       1997              1996

NET SALES             $2,952,000      $2,472,000  $1,589,000        $1,625,000
Cost of Sales          1,927,000       2,063,000   1,069,000         1,434,000
GROSS MARGIN          $1,026,000      $  408,000  $  520,000        $  191,000
                      __________      __________  __________        __________

  Operating Expenses  $1,991,000      $  633,000  $1,222,000        $  392,000
                      __________      __________  __________        __________
OPERATING (LOSS)      $ (965,000)     $ (224,000) $ (702,000)       $(201,000)

OTHER INCOME (EXPENSES)
  Interest, net       $  (11,000)     $  (22,000) $   24,000        $ (10,000)
  Other                    1,000          (3,000)      2,000           (2,000)
                      __________      __________  __________        __________
  Other, net          $  (10,000)     $  (25,000) $   26,000        $ (12,000)
                      __________      __________  __________        __________
NET INCOME (LOSS)     $ (975,000)     $ (249,000) $ (676,000)       $(213,000)
                      __________      __________  __________        __________
                      __________      __________  __________        __________

NET LOSS PER SHARE    $     (.40)     $     (.21) $     (.24)       $    (.18)

COMMON SHARES AND
  EQUIVALENTS          2,437,000       1,202,000   2,805,000         1,202,000

See accompanying notes to these financial statements


                         NAVIDEC, INC.
                      STATEMENTS OF CASH FLOWS

                                       For The Six Months Ended
                                                  June 30
                                    1997                     1996

Cash flows from operating
  activities
  Net Loss                          $  (975,000)            $    (249,000)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
  Depreciation and amortization         184,000                    36,000
  Stock based compensation                    0                    27,000
  Changes in operating assets and
    liabilities
  Decrease (increase) in accounts
    receivable                         (631,000)                  115,000
  Decrease (increase) in work in
    process                            (133,000)                        0
  Decrease (increase) in inventory     (178,000)                 (121,000)
  Decrease (increase) in other assets  (185,000)                  (68,000)
  Increase (decrease) in accounts
    payable and accrued liabilities    (438,000)                  374,000
                                    ___________             _____________
Net cash (used in) operating
  activities                        $(2,356,000)            $     114,000

Cash flows from investing activities
  Purchases of fixed assets         $   (64,000)            $    (142,000)

Cash flows from financing activities:
  Proceeds from sale of accounts
    receivable                      $   240,000             $     469,000
  Payments on notes payable          (1,969,000)                 (390,000)
  Proceeds from issuance of
    notes/capital leases                300,000                   -
  Decrease (increase) in notes
    receivable                          (30,000)                  -
  Issuance of common stock            5,115,000                     2,000
                                    ___________             _____________
Net cash provided by financing
  activities                        $ 3,656,000             $      81,000
                                    ___________             _____________

Net increase in cash                $ 1,236,000             $      53,000
                                    ___________             _____________
                                    ___________             _____________

Supplemental schedule of cash flow
  information:
  Debentures converted to common
    stock                           $ 1,438,000             $     -
                                    ___________             _____________
                                    ___________             _____________

See accompanying notes to these financial statements




                         NOTES TO FINANCIAL STATEMENTS


Unaudited Financial Statements
The unaudited financial statements and related notes to the financial statements presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements were prepared in accordance with the accounting policies used in the preparation of the Company's audited financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and should be read in conjunction with such financial statements and notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim period presented have been made.

Stockholders' Equity
Public Stock Offering - On February 14, 1997, the Company completed an initial public stock offering of 1,000,000 Units (comprised of 1,000,000 shares of common stock and warrants for the purchase of 1,000,000 shares of common stock) which provided gross proceeds to the Company of approximately $4,555,000. Simultaneous with the offering convertible debenture holders converted $1,438,000 in convertible notes into common stock and warrants. Included in the 1,000,000 Units are 245,000 shares of common stock offered by the holders of the unsecured subordinated convertible promissory notes. Each warrant allows the holder to purchase one share of common stock at an exercise price of $7.20 for a period of five years after the date of the offering. The warrants are redeemable by the Company at $.05 per warrant upon 30 days notice if the market price of the common stock for 20 consecutive trading days within the 30-day period preceding the date the notice is given equals or exceeds $8.40. The Company also sold to the underwriter at the close of the public offering underwriters warrants, at a price of $0.001 per warrant, to purchase 100,000 shares of common stock exclusive of the over-allotment. The underwriters warrants are exercisable for 4 years beginning in February 1998 at $7.38 per share.

Stock Split - During 1996, the Company declared a 1 for 2 reverse stock split and 510.2041 to 1 stock split. The Company also declared a .85 for 1 reverse stock split which became effective upon the initial public offering in February 1997. All common stock reflected in the financial statements and accompanying notes reflect the effect of the split and reverse split.

Notes Payable
Notes payable at June 30, 1997, consists of the following:

Note payable to a bank, interest at prime plus 1/2% (8.75% as of
June 30, 1997) and principal payments of $5,000 payable monthly with remaining principal paid upon maturity in June 2002,
collateralized by a CD owned by the company.                    $300,000

Note payable to officer/director /shareholder,
principal along with interest at 10% per annum
due on December 31, 1997.                                       $  4,000

Note payable to shareholder, non-interest bearing,
subordinated to all other indebtedness of the Company,
due in monthly installments of $4,583 through Oct 1, 1997.      $ 19,000

Subsequent Events
Merger with TouchSource - Effective July 30, 1997, the Company acquired TouchSource, Inc. in a purchase transaction where the Company acquired 100% of the stock of TouchSource for 207,000 shares of common stock of the Company. The acquisition was valued at $1,024,000 and resulted in goodwill of $877,000 being recorded. The goodwill is being amortized over five years. TouchSource designs and markets touch screen computer kiosks.



Item 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
The company was organized as ACI Systems, Inc. in July 1993 and changed its name to NAVIDEC, Inc. in July 1996. The Company's principal sources of revenue are from sales of (i) computers, peripherals and electronic components ("Distribution"), (ii) computer network infrastructure ("Infrastructure"), and
(iii) Internet/Intranet solutions ("Internet/Intranet Solutions"). Effective July 11, 1996, the Company acquired all of the outstanding common shares of Interactive Planet, Inc. ("IPI") in exchange for 678,877 shares of the Company's common stock and a promissory note of $75,000 payable to a shareholder of IPI and merged IPI in the Company. In addition, as of July 30, 1997, the Company acquired all of the outstanding common shares of TouchSource, Inc. ("TouchSource") in exchange for 207,000 shares of the
Company's common stock and merged TouchSource in the Company.   Management
believes that the merger with IPI has accelerated and the acquisition of TouchSource will accelerate implementation of the Company's Internet/Intranet Solutions operating plan while contributing to continued growth in systems integration and sales of networking and computer peripherals and supplies.
The historic operations of IPI prior to the merger were minimal and comparable financial data is not available.

The Company's strategy is to increase revenue generated by its two core competencies: (1) Internet/Intranet and Kiosk Solutions, which are focused in four major market areas, including computer and network infrastructure equipment, software and services, electronic commerce and order fulfillment, and (2) Product Distribution. The Company has built and intends to continue to build an infrastructure that assumes this strategy will succeed. The failure of the Company to achieve this strategy could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company recognizes revenue upon delivery of its Internet/Intranet and Kiosk Solutions and Product Distribution goods. Internet/Intranet and Kiosk Solutions generally begin with consulting arrangements that are billed on an hourly basis and then progress to a bid for a proposed project. Deposits are then taken upon acceptance of the bid. Most of the Company's customers elect to update and expand their Web sites frequently, and clients are billed monthly on a time and materials basis for these services. Additional sources of ongoing revenue include revenue from advertising sold by the Company on clients' Web sites, revenue from sales of merchandise and services over clients' Web sites and revenue from maintenance and hosting of client Web sites. The Company receives a percentage of gross revenue from advertising and merchandise sales immediately upon completion of these sales.


Results of Operations
The following tables set forth for the periods indicated the percentage of net sales represented by certain line items included in the Company's statement of operations.

                               Three Months Ended        Six Months Ended
                                     June 30                  June  30
                               1997           1996     1997          1996

Net Sales                      100%           100%     100%          100%
Cost of Sales                   67             88       65            83
Gross Margin                    33             12       35            17
Operating Expense               77             24       67            26
Other Income (Expense)           2             (1)      (1)           (1)
Net Income (Loss)              (43)           (13)     (33)          (10)


Net sales for the six months ended June 30, 1997 were $2,952,000, which represents an increase of 19% over net sales of $2,472,000 for the six months ended June 30, 1996. Net sales were $1,589,000 for the three months ended June 30, 1997, which represents a decrease of 2% compared to $1,625,000 for the three months ended June 30, 1997. The decrease for the three month period is primarily attributable to a single $410,000 sale of desktop computers for a U.S. government contract which occurred during the second quarter of 1996. This was a low margin sale and its absence contributed to the improvement in gross margin for the three and six month periods discussed below.

Sales of Internet/Intranet Solutions during the six months ended June 30, 1997 increased by $449,000, or 243%, to $634,000, compared to IPI's sales of $185,000 for the six months ended June 30, 1996. Sales of Internet/Intranet Solutions were $338,000 for the three months ended June 30, 1997, an increase of $243,000, or 256%, compared to IPI's sales of $95,000 during the three months ended June 30, 1996. Infrastructure sales increased by $380,000, or 79%, to $859,000, compared to $479,000 for the six months ended June 30, 1996. Infrastructure sales were $457,000 for the three months ended June 30, 1997, an increase of $120,000, or 36%, compared to $337,000 for the three months ended June 30, 1997. Management believes the increase in sales in both divisions was attributable to the systems approach the Company implemented in the third quarter of 1996.

Sales for Distribution during the six months ended June 30, 1997 decreased by $534,000, or 27%, to $1,459,000 compared to $1,993,000 for the six months ended June 30, 1996. Sales for Distribution were $792,000 for the three months ended June 30, 1997, a decrease of $407,000, or 34%, compared to $1,199,000 for the three months ended June 30, 1996. The decrease in Distribution sales is the result of the Company's discontinuation of Laser and Repro-graphics products, which accounted for $549,000 in sales for the six months ended June 30, 1996 and $340,000 for the three months ended June 30, 1996, and the U.S. government sale in the second quarter of 1996 described above, partially offset by higher sales of other products.

Gross margin was 33% of net sales for the six months ended June 30, 1997, 18 percentage points higher than the gross margin for the same period of 1996. The increase in gross margin is attributed to the strong gross margin of Internet/Intranet Solutions and management's decision to eliminate certain low margin Distribution products. For the three months ended June 30, 1997, gross margin increased to 33% of net sales, 21 percentage points higher than the gross margin for the 1996 period. This represented an absolute increase of $339,000 in gross margin for the three months ended June 30, 1997 compared to the three months ended June 30, 1996.

Operating expenses for the six months ended June 30, 1997 were $1,991,000 compared with $633,000 for the six ended June 30, 1996, and were $1,222,000 compared with $392,000 for the three months ended June 30, 1997 and 1996, respectively. The increases in operating expenses were primarily the result of an increase in staff needed to develop the Company's nationwide and regional automotive project and its Intranet initiatives, increased marketing activity and goodwill and depreciation expense resulting from expansion and the merger with IPI.

Net interest expense for the six months ended June 30, 1997 was $11,000 compared with $22,000 for the six months ended June 30, 1996. For the three months ended June 30, 1997, the Company had net interest income of $24,000 compared with a net interest expense of $10,000 during the three months ended June 30, 1996. The higher interest expense in 1996 was a result of bridge financing promissory notes, credit facilities with the Company's banks and expenses related to loans from shareholders. Net interest income during the three months ended June 30, 1997 derived from bank deposits, partially offset by note interest payable.

Liquidity and Capital Resources
Through February 14, 1997, the Company funded its operations primarily through revenues generated from operations, a bridge financing private placement, loans from principal shareholders and employees, and lines of credit and factoring arrangements made available to it by banks. On February 14, 1997, the Company completed its Initial Public Offering, which generated net proceeds of approximately $3,504,000. On June 30, 1997, the Company had cash and cash equivalents of $1,467,000 and net working capital of $2,108,000. This compares with cash and cash equivalents of $231,000 and a working capital deficit of $711,000 on December 31, 1996.

Management believes the Company's cash and revenues from operations will be sufficient to fund the Company's operations for at least the next 12 months.

Cash provided by (used) in operating activities for the Company totaled ($2,356,000) and $114,000 for the six months ended June 30, 1997 and 1996, respectively. Cash used in investing activities totaled $64,000 and $142,000 for the six months ended June 30, 1997 and 1996, respectively. Cash used in investing activities consisted of expenditures for property and equipment net of cash acquired in the merger with TouchSource. Capital expenditures decreased to $64,000 during the six months ended June 30, 1997, compared to $142,000 for the six months ended June 30, 1996. During the six months ended June 30, 1997 and 1996, cash provided by financing activities (including advances under the Company's line of credit and factoring arrangement and proceeds from the bridge financing private placement) was $3,656,000 and $81,000, respectively, net of note and line of credit payments of $1,969,000 and $390,000, respectively.

The Company has not recorded a deferred tax asset as it cannot conclude to date that it is more likely than not that the deferred tax asset will be realized.

Forward Looking Information
Information contained in this report, other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions and developments within the Internet and Intranet industries; length of sales cycle; variability of sales order flow; and management of growth.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
            None

Item 2.     Changes in Securities
            None

Item 3.     Defaults Upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Information

On July 30, 1997, the Registrant consummated a merger with TouchSource, Inc., a Colorado corporation ("TouchSource"), in which the Registrant was the surviving company (the "Merger"). The merger will be accounted for as a purchase effective June 30, 1997.

TouchSource is a leading developer of touch screen kiosks for a variety of markets including tourism and health care. The Registrant issued an aggregate of 207,000 shares to the former shareholders of TouchSource as consideration for TouchSource. Prior to the Merger, the Registrant and TouchSource had worked together to jointly provide Internet/Intranet Solutions to clients but were not otherwise related. The amount of the consideration was determined in arms' length negotiations between the Registrant and TouchSource and took into account TouchSource's technical expertise, its client base and its current contracts and the anticipated revenue therefrom. In connection with the Merger, the Registrant entered into a one-year employment agreement with Michael Franklin, the president of TouchSource, for the employment of Mr. Franklin as Sales Manager of Kiosk Products for an annual salary of $50,000 plus commissions.

Financial statements of TouchSource and pro forma combined financial statements of the Registrant will be filled by amendment to this report or by a Form 8-K on or before October 13, 1997.

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits.
                    The exhibits included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 are incorporated herein by reference. In addition, the following exhibits are included with this report:

            10.21 Agreement and Plan of Merger Between NAVIDEC, Inc. and TouchSource, Inc.

            10.22   Employment Agreement between NAVIDEC, Inc. and Michael
Franklin

            27      Financial Data Schedule


            (b)     Reports on Form 8-K
            There are no reports on Form 8-K filed during the quarter for which this report is filed.



PART III. SIGNATURES
Item 1. Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NAVIDEC, INC.



Date:  August 14, 1997

                              By  /S/ RALPH ARMIJO
                                  Ralph Armijo
                                  President and CEO


                              By  /S/ PAT MAWHINNEY
                                  Pat Mawhinney
                                  Chief Financial Officer