Form 10-Q
period 1997-09-30
NAVIDEC INC
filed 1997-11-12
CIK 1023734

FORM 10-QSB-Quarterly
Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB

  [x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the period ended September 30, 1997.

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from __________________ to ______________________.
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

       COMMON STOCK NO PAR VALUE
       Title of Class

  APPLICABLE ONLY TO CORPORATE ISSUERS:

       As of October 31, 1997, Registrant had 3,010,000 shares of common stock outstanding

                         NAVIDEC, INC.
                             INDEX


  PART I. FINANCIAL INFORMATION

            Item 1.  Financial Statements

               Balance Sheets as of September 30, 1997 and December 31, 1996

               Statements of Operations, Three months and Nine months ended September 30, 1997 and 1996

               Statements of Cash Flows,
               Nine months ended September 30, 1997 and 1996

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

                         NAVIDEC, INC.
                         BALANCE SHEETS

                                  September 30,              December 31,
                                          1997                    1996

                               ASSETS
  CURRENT ASSETS:
       Cash and cash equivalents      $   513,000           $    231,000
       Accounts Receivable:
          Trade net of $50,000
           allowance for doubtful
           accounts                       970,000                100,000
            Retainage                      25,000                 45,000
            Work In Process               153,000
       Inventory                          339,000                196,000
       Prepaid expenses and other
           current assets                  64,000                 28,000
                                      --------------      ---------------
            Total current assets       $2,064,000           $    600,000
  PROPERTY AND EQUIPMENT, net          $  776,000           $    465,000
  OTHER ASSETS
       Notes Receivable                $   30,000           $          0
       Intangibles, net                 1,560,000              1,193,000
       Deposits                            33,000
                                       -------------       --------------
       Total Assets                    $4,463,000            $ 2,258,000
                                       ==========            ============
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES
       Current portion of capital
        lease obligations              $   31,000             $   31,000
       Current portion of
        long term debt                     60,000                      0
       Accounts Payable
        401K/Cafeteria                     38,000                      0
       Notes payable
        related parties                     9,000                160,000
       Line of Credit                      35,000                      0
       Accounts payable                   320,000                760,000
       Other accrued liabilities          191,000                360,000
                                       -------------       --------------
       Total current liabilities       $  684,000             $1,311,000

  CAPITAL LEASE OBLIGATIONS,
     net current portion               $  109,000            $   132,000
  RELATED PARTY NOTES PAYABLE,
     net current portion               $        0            $    87,000
  LONG TERM DEBT                       $  230,000            $         0
  UNSECURED SUBORDINATED
  CONVERTIBLE NOTES                    $        0            $ 1,438,000

  STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock, no par value;
       20,000,000 shares authorized
       2,701,000 and 1,701,000
       shares issued and
       outstanding                     $5,887,000            $   401,000
       Accumulated deficit             (2,447,000)            (1,111,000)
                                       -------------          -------------
       Total stockholders'
        equity (deficit)               $3,440,000             $ (710,000)
  TOTAL LIABILITIES and
  STOCKHOLDERS' EQUITY                 $4,463,000             $2,258,000
                                        ============          ==========

See accompanying notes to these financial statements

                         NAVIDEC, INC.
                    STATEMENTS OF OPERATIONS


                          For the Nine Months          For the Three Months
                          Ended September 30          Ended September 30
                   -------------------------------    --------------------------
                        1997         1996               1997       1996
                  -------------      ----------      -----------     ---------
  NET SALES        $4,877,000       $4,222,000      $1,926,000  $1,750,000
  Cost of Sales     3,234,000        3,417,000       1,308,000   1,354,000
                -------------   -------------    -------------  ------------
  GROSS MARGIN     $1,643,000       $  805,000      $  618,000  $  396,000

    Operating
    Expenses       $2,959,000       $1,391,000      $  968,000  $  758,000
                --------------  --------------    -------------  ------------
  OPERATING
  (LOSS)          $(1,316,000)      $ (585,000)     $ (350,000) $ (362,000)

  OTHER INCOME (EXPENSES)
       Interest,
         net      $  (21,000)       $ (128,000)     $  (9,000)   $(105,000)
       Other           1,000           (1,000)             0        2,000
                  -------------- -------------- -------------  ------------
       Other,
        net      $  (19,000)       $ (129,000)   $  (9,000)   $(103,000)
              --------------    --------------  - ------------   -----------
  NET INCOME
  (LOSS)        $(1,336,000)       $ (714,000)      $(359,000)   $(465,000)
                 =========          ==========      =========    =========

  NET LOSS
  PER SHARE     $      (.51)       $     (.59)      $    (.12)   $    (.39)

  COMMON SHARES
  AND
  EQUIVALENTS     2,610,000         1,202,000       2,943,000    1,202,000


  See accompanying notes to these financial statements

                         NAVIDEC, INC.
                    STATEMENTS OF CASH FLOWS

                                           For The Nine Months Ended
                                                September 30
                                              1997           1996
                                           --------------------------
  Cash flows from operating activities
       Net Loss                             $(1,336,000)       $  (714,000)
       Adjustments to reconcile net loss to
       net cash used by operating activities:
       Depreciation and amortization            233,000             89,000
       Stock based compensation                       0             83,000
       Provision for bad debt                                       23,000
       Changes in operating assets and
       liabilities
       Decrease (increase) in
       accounts receivable                    (770,000)           (395,000)
       Decrease (increase) in
       work in process                        (153,000)                  0
       Decrease (increase) in inventory       (105,000)            (78,000)
       Decrease (increase) in other assets     (66,000)            (26,000)
       Increase (decrease) in
       accounts payable and
       accrued liabilities                    (536,000)            304,000
       Increase(decrease) in
        other liabilities                     (227,000)            109,000
                                          ---------------      ---------------
  Net cash (used in)
  operating activities                    $(2,960,000)        $  (605,000)

  Cash flows from investing activities
       Purchases of fixed assets           $  (403,000)        $  (377,000)
       Cash acquired in merger with IPI                              5,000
       Cash acquired in merger
       with TouchSource                          7,000                   0
                                           -------------        --------------
       Net cash used in
       investing activities                $  (396,000)         $  (372,000)

  Cash flows from financing activities:
       Proceeds from sale of
       accounts receivable                $   240,000          $   773,000
       Payments on notes payable           (1,949,000)          (2,520,000)
       Proceeds from issuance of
       notes/capital leases                   300,000            3,207,000
       Decrease (increase) in
       notes receivable                       (30,000)                   0
       Issuance of common stock             5,115,000                2,000
       Payment for deferred financing
       and offering cost                     (38,000)             (208,000)
                                         ---------------       ---------------
  Net cash provided by
  financing activities                     $3,638,000           $ 1,254,000
                                        ---------------        ---------------
  Net increase in cash                   $   282,000          $    277,000
                                        ===============        ===============

  Supplemental schedule of cash flow information:
       Debentures converted
        to common stock                 $  1,438,000          $       -
                                        ===============       ================


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

       Notes Payable
       Notes payable at September 30, 1997, consists of the following:

       Note payable to a bank, interest at prime plus 1/2% (8.75% as of September 30, 1997) and principal payments of
        $5,000 payable monthly with remaining principal
        paid upon maturity in June 2002,
        collateralized by a CD owned by
        the company.                                   $280,000

       Note payable to officer/director /shareholder,
       principal along with interest at 10% per annum
       due on December 31, 1997.                       $ 4,000

       Note payable to shareholder, non-interest
        bearing, subordinated to all other indebtedness
        of the Company, due in monthly installments of
        $4,583 through Oct 1, 1997.                    $ 5,000

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

  Item 2
             MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Overview
  The Company was organized as ACI Systems, Inc. in July 1993 and changed its name to NAVIDEC, Inc. in July 1996. The Company's principal sources of revenue are from sales of (i) computers, peripherals and electronic components ("Distribution"), (ii) computer network infrastructure ("Infrastructure"), and (iii) Internet/Intranet solutions ("Internet/Intranet Solutions"). Effective July 11, 1996, the Company acquired all of the outstanding common shares of Interactive Planet, Inc. ("IPI") in exchange for 678,877 shares of the Company's common stock and a promissory note of $75,000 payable to a shareholder of IPI and merged IPI in the Company. In addition, as of July 30, 1997, the Company acquired all of the outstanding common shares of TouchSource, Inc. ("TouchSource") in exchange for 207,000 shares of the Company's common stock and merged TouchSource in the Company. Management believes that the mergers with IPI and TouchSource have accelerated implementation of the Company's Internet/Intranet Solutions operating plan while contributing to continued growth in systems integration and sales of networking and computer peripherals and supplies.

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

  In September 1997, the Company together with The Denver Post launched Colorado Wheels, an on-line, multi-dealership motor vehicle inventory directory. The Company intends to establish services similar to Colorado Wheels in other regions, and to link all of the regions together in a service to be called U.S. Wheels. The Company intends to license the product to regional media outlets. Revenue sources for Colorado Wheels include an up-front license fee paid by Denver Post, hosting and maintenance fees paid by the Denver Post, setup and monthly maintenance fees paid by participating dealerships, sales of software and hardware solutions to participating dealerships and a share of revenues from customer lead charges paid by
  dealerships.    The Company anticipates that other regional Wheels services will have similar revenue sources.

  Results of Operations
  The following tables set forth for the periods indicated the percentage of net sales represented by certain line items included in the Company's statement of operations.


                         Three Months Ended          Nine Months Ended
                             September 30              September  30
                          ------------------          ----------------
                          1997        1996            1997       1996
                          ----        ----            -----      ----
  Net Sales               100%        100%            100%       100%
  Cost of Sales            68          77              66         81
  Gross Margin             32          23              34         19
  Operating Expense        50          43              61         33
  Other Income (Expense)    0          (6)             (1)        (3)
  Net Income (Loss)       (19)        (27)            (27)       (17)


  Net sales for the nine months ended September 30, 1997 were $4,877,000, which represents an increase of 16% over net sales of $4,222,000 for the nine months ended September 30, 1996. Net sales were $1,926,000 for the three months ended September 30, 1997, which represents an increase of 10% compared to $1,750,000 for the three months ended September 30, 1996. The increase was primarily attributed to the revenues associated with the companies introduction of its new automotive on-line solutions and increased demand for the companies kiosk solutions.

  Sales of Internet/Intranet Solutions during the nine months ended September
  30, 1997 increased by $724,000, or 190%, to $1,106,000, compared to sales of $382,000 for the nine months ended September 30, 1996. Sales of Internet/Intranet Solutions were $472,000 for the three months ended September
  30, 1997, an increase of $276,000, or 141%, compared to sales of $196,000 during the three months ended September 30, 1996. Infrastructure sales increased by $1,055,000, or 150%, to $1,759,000, compared to $704,000 for the nine months ended September 30, 1996. Infrastructure sales were $900,000 for the three months ended September 30, 1997, an increase of $675,000, or 300%, compared to $225,000 for the three months ended
  September 30, 1997. Management believes the increase in sales in both divisions was attributable to the increasing demand for the solutions approach the Company began implementing in the third quarter of 1996.

  Sales for Distribution during the nine months ended September 30, 1997 decreased by $1,124,000, or 36%, to $2,012,000, compared to $3,136,000 for the nine months ended September 30, 1996. Sales for Distribution were $553,000 for the three months ended September 30, 1997, a decrease of $590,000, or 52%, compared to $1,143,000 for the three months ended
  September 30, 1996. The decrease in Distribution sales is the result of the Company's discontinuation of Laser and Repro-graphics products, which accounted for $1,052,000 in sales for the nine months ended September 30, 1996 and $503,000 for the three months ended September 30, 1996.

  Gross margin was 34% of net sales for the nine months ended September 30, 1997, fifteen percentage points higher than the gross margin for the same period of 1996. This represented an absolute increase of $838,000 in gross margin for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase in gross margin is attributed to the strong gross margin of Internet/Intranet Solutions and management's decision to eliminate certain low margin Distribution products. For the three months ended September 30, 1997, gross margin increased to 32% of net sales, fifteen percentage points higher than the gross margin for the 1996 period. This represented an absolute increase of $222,000 in gross margin for the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

  Operating expenses for the nine months ended September 30, 1997 were $2,959,000 compared with $1,391,000 for the nine months ended September 30, 1996, and were $968,000 compared with $758,000 for the three months ended
  September 30, 1997 and 1996, respectively. The increases in operating expenses were primarily the result of an increase in staff needed to develop the Company's nationwide and regional automotive solution and its Intranet initiatives, increased marketing activity and depreciation and goodwill expense resulting from expansion and the mergers with IPI and TouchSource, respectively.

  Net interest expense for the nine months ended September 30, 1997 was $21,000 compared with $128,000 for the nine months ended September 30, 1996. For the three months ended September 30, 1997, the Company had net interest expense of $9,000 compared with a net interest expense of $105,000 during the three months ended September 30, 1996. The higher interest expense in 1996 was a result of bridge financing promissory notes, credit facilities with the Company's banks and expenses related to loans from shareholders.


  Liquidity and Capital Resources
  Through February 14, 1997, the Company funded its operations primarily through revenues generated from operations, a bridge financing private placement, loans from principal shareholders and employees, and lines of credit and factoring arrangements made available to it by banks. On February 14, 1997, the Company completed its Initial Public Offering, which generated net proceeds of approximately $3,504,000. On September 30, 1997, the Company had cash and cash equivalents of $513,000 and net working capital of $1,380,000. This compares with cash and cash equivalents of $231,000 and a working capital deficit of $711,000 on December 31, 1996.

  The Company will need to raise additional cash during the next twelve months for working capital and to fund marketing for Wheels services in regions other than Colorado. The company expects to raise $2.5 million for these purposes through a private placement of its equity securities to be completed during the forth quarter of 1997, although there can be no assurance that the Company will be able to raise such funds successfully on terms acceptable to management.

  Cash used in operating activities for the Company totaled $2,960,000 and $605,000 for the nine months ended September 30, 1997 and 1996, respectively.
  Cash used in investing activities totaled $396,000 and $372,000 for the nine months ended September 30, 1997 and 1996, respectively. Cash used in investing activities consisted of expenditures for property and equipment net of cash acquired in the merger with TouchSource. Capital expenditures increased to $403,000 during the nine months ended September 30, 1997, compared to $377,000 for the nine months ended September 30, 1996. During the nine months ended September 30, 1997 and 1996, net cash provided by financing activities (including advances under the Company's line of credit and factoring arrangement and proceeds from the bridge financing private placement) was $3,668,000 and $1,254,000, respectively, including note and line of credit payments of $1,949,000 and $2,520,000, respectively.

  The Company has not recorded a deferred tax asset as it cannot conclude to date that it is more likely than not that the deferred tax asset will be realized.


  Forward Looking Information
  Information contained in this report, other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions and developments within the Internet and Intranet industries; competition; market acceptance of the Company's products and services; length of sales cycle; variability of sales order flow;
  management of growth; and other risk factors identified from time to time in the Company's filings with the Securities and Exchange Commission. These filings are available on-line at http://www.sec.gov.

  PART II - OTHER INFORMATION

  Item 1.        Legal Proceedings
                 None

  Item 2.        Changes in Securities
                 None

  Item 3.        Defaults Upon Senior Securities
                 None

  Item 4.        Submission of Matters to a Vote of Security Holders
                 None


  Item 5.        Other Information
                 None

  Item 6.        Exhibits and Reports on Form 8-K
                 (a)     Exhibits.
                         The exhibits included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and the Company's Quarterly report for the quarter ended June 30, 1997

                  27     Financial Data Schedule

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



  Date:  November 11, 1997

                 By   /S/ RALPH ARMIJO
                      Ralph Armijo
                      President and CEO


                 By   /S/ PAT MAWHINNEY
                      Pat Mawhinney
                      Chief Financial Officer


