Form 10QSB/A
period 1997-09-30
NAVIDEC INC
filed 1998-01-08
CIK 1023734

FORM 10-QSB/A-Quarterly
      Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                              FORM 10-QSB/A

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

                 The sole purpose of this amendment is to add disclosure under
                 Part II, Item 2  -- "Changes in Securities."



  PART II. OTHER INFORMATION

            Item 1.  Not Applicable

            Item 2.  Changes in Securities

            Item 3-4. Not Applicable

            Item 5.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K


  PART III. SIGNATURES

            Item 1.  Signatures

  PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements

                             NAVIDEC, INC.
                             BALANCE SHEETS

                                 September 30,               December 31,
                                         1997                      1996
                                 ______________           ______________

                          ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents      $513,000                $231,000
     Accounts Receivable:
        Trade net of $50,000
        allowance for
        doubtful accounts            970,000                 100,000
        Retainage                     25,000                  45,000
        Work In Process              153,000
     Inventory                       339,000                 196,000
     Prepaid expenses and
     other current assets             64,000                  28,000
                                  --------------         ---------------
        Total current assets      $2,064,000                $600,000
  PROPERTY AND EQUIPMENT, net       $776,000                $465,000
  OTHER ASSETS
     Notes Receivable                $30,000                $      0
     Intangibles, net              1,560,000               1,193,000
     Deposits                         33,000
                                  -------------           --------------
     Total Assets                 $4,463,000              $2,258,000
                                  =============           ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES
     Current portion of
     capital lease obligations       $31,000                 $31,000
     Current portion of
     long term debt                   60,000                       0
     Accounts Payable
     401K/Cafeteria                   38,000                       0
     Notes payable
     related parties                   9,000                 160,000
     Line of Credit                   35,000                       0
     Accounts payable                320,000                 760,000
     Other accrued
     liabilities                     191,000                 360,000
                                   -------------         --------------
     Total current liabilities      $684,000              $1,311,000

  CAPITAL LEASE OBLIGATIONS,
  net current portion               $109,000                $132,000
  RELATED PARTY NOTES
  PAYABLE, net current portion      $      0                 $87,000
  LONG TERM DEBT                    $230,000                $      0
  UNSECURED SUBORDINATED
  CONVERTIBLE NOTES                  $     0             $1,438,000

  STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock, no par value;
       20,000,000 shares
       authorized 2,701,000 and
       1,701,000 shares issued
       and outstanding            $5,887,000               $401,000
       Accumulated deficit        (2,447,000)            (1,111,000)
                                 -------------          -------------
       Total stockholders'
       equity (deficit)           $3,440,000              $(710,000)
                                 -------------          -------------
  TOTAL LIABILITIES and
  STOCKHOLDERS' EQUITY            $4,463,000             $2,258,000
                                  =============          =============


  See accompanying notes to these financial statements

                             NAVIDEC, INC.
                         STATEMENTS OF OPERATIONS


                     For the Nine Months              For the Three Months
                     Ended September 30               Ended September 30
               ------------------------------- --------------------------
                    1997               1996         1997              1996
                 ------------      -----------     ----------    -----------
  NET SALES      $4,877,000         $4,222,000    $1,926,000     $1,750,000
  Cost of Sales   3,234,000          3,417,000     1,308,000      1,354,000
               -------------      -------------  -------------  -------------
  GROSS MARGIN   $1,643,000           $805,000      $618,000       $396,000

     Operating
     Expenses    $2,959,000         $1,391,000      $968,000       $758,000
              --------------      --------------  -------------- -------------
  OPERATING
  (LOSS)        $(1,316,000)         $(585,000)    $(350,000)     $(362,000)

  OTHER INCOME (EXPENSES)
     Interest,
     net           $(21,000)         $(128,000)      $(9,000)     $(105,000)
     Other            1,000             (1,000)            0          2,000
               --------------      --------------  -------------  ------------
     Other, net    $(19,000)         $(129,000)      $(9,000)     $(103,000)
               --------------      --------------  -------------  ------------
  NET INCOME
  (LOSS)        $(1,336,000)         $(714,000)    $(359,000)     $(465,000)
               ==============      ==============  =============  ============

  NET LOSS
  PER SHARE     $      (.51)         $    (.59)    $    (.12)     $    (.39)

  COMMON SHARES
  AND
  EQUIVALENTS     2,610,000          1,202,000     2,943,000      1,202,000


  See accompanying notes to these financial statements

                                NAVIDEC, INC.
                            STATEMENTS OF CASH FLOWS

                                             For The Nine Months Ended
                                                 September 30
                                             1997                  1996
                                    ------------------------------------------
  Cash flows from operating
   activities
     Net Loss                          $(1,336,000)               $(714,000)
     Adjustments to
     reconcile net loss to
     net cash used by
     operating activities:
     Depreciation and amortization         233,000                   89,000
     Stock based compensation                    0                   83,000
     Provision for bad debt                                          23,000
     Changes in operating assets
     and liabilities
     Decrease (increase) in
     accounts receivable                  (770,000)                (395,000)
     Decrease (increase) in
     work in process                      (153,000)                       0
     Decrease (increase) in
     inventory                            (105,000)                 (78,000)
     Decrease (increase) in
     other assets                        (  66,000)                 (26,000)
     Increase (decrease) in
     accounts payable and
     accrued liabilities                  (536,000)                 304,000
     Increase(decrease) in
     other liabilities                    (227,000)                 109,000
                                      ---------------         ---------------
  Net cash (used in)
  operating activities                 $(2,960,000)               $(605,000)

  Cash flows from investing activities
     Purchases of fixed assets           $(403,000)               $(377,000)
     Cash acquired in merger with IPI                                 5,000
     Cash acquired in merger with
     TouchSource                             7,000                        0
                                      --------------          --------------
  Net cash used in
  investing activities                  $ (396,000)              $(372,000)

  Cash flows from financing activities:
     Proceeds from sale of
     accounts receivable                  $240,000                $773,000
     Payments on notes payable          (1,949,000)             (2,520,000)
     Proceeds from issuance of
     notes/capital leases                  300,000               3,207,000
     Decrease (increase) in
     notes receivable                      (30,000)                      0
     Issuance of common stock            5,115,000                   2,000
     Payment for deferred financing
     and offering cost                     (38,000)               (208,000)
                                      ---------------          ---------------
  Net cash provided by
  financing activities                  $3,638,000              $1,254,000
                                      ---------------          ---------------
  Net increase in cash                    $282,000                $277,000
                                      ===============          ===============

  Supplemental schedule of cash flow information:
     Debentures converted to
     common stock                       $1,438,000              $    -
                                      ===============          ==============


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

                          Three Months Ended          Nine Months Ended
                            September 30               September  30
                          1997         1996           1997        1996
                          ____        _____           ____        _____
  Net Sales               100%         100%           100%         100%
  Cost of Sales            68           77             66           81
  Gross Margin             32           23             34           19
  Operating Expense        50           43             61           33
  Other Income (Expense)    0           (6)            (1)          (3)
  Net Income (Loss)       (19)         (27)           (27)         (17)


  Net sales for the nine months ended September 30, 1997 were $4,877,000, which represents an increase of 16% over net sales of $4,222,000 for the nine months ended September 30, 1996. Net sales were $1,926,000 for the three months ended September 30, 1997, which represents an increase of 10% compared to $1,750,000 for the three months ended September 30, 1997. The increase was primarily attributed to the companies introduction of its new automotive on-line solutions.

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

  Sales for Distribution during the nine months ended September 30, 1997 decreased by $1,124,000, or 36%, to $2,012,000 compared to $3,136,000 for the nine months ended September 30, 1996. Sales for Distribution were $553,000 for the three months ended September 30, 1997, a decrease of $590,000, or 52%, compared to $1,143,000 for the three months ended September 30, 1996. The decrease in Distribution sales is the result of the Company's discontinuation of Laser and Repro-graphics products, which accounted for $1,052,000 in sales for the nine months ended September 30, 1996 and $503,000 for the three months ended September 30, 1996.

  Gross margin was 32% of net sales for the nine months ended September 30, 1997, nine percentage points higher than the gross margin for the same period of 1996. This represented an absolute increase of $838,000 in gross margin for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase in gross margin is attributed to the strong gross margin of Internet/Intranet Solutions and management's decision to eliminate certain low margin Distribution products. For the three months ended September 30, 1997, gross margin increased to 34% of net sales, fifteen percentage points higher than the gross margin for the 1996 period. This represented an absolute increase of $222,000 in gross margin for the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

  Operating expenses for the nine months ended September 30, 1997 were $2,959,000 compared with $1,391,000 for the nine months ended September 30, 1996, and were $968,000 compared with $758,000 for the three months ended September 30, 1997 and 1996, respectively. The increases in operating expenses were primarily the result of an increase in staff needed to develop the Company's nationwide and regional automotive project and its Intranet initiatives, increased marketing activity and goodwill and depreciation expense resulting from expansion and the merger with IPI and TouchSource.

  Net interest expense for the nine months ended September 30, 1997 was $19,000 compared with $129,000 for the nine months ended September 30, 1996. For the three months ended September 30, 1997, the Company had net interest expense of $9,000 compared with a net interest expense of $105,000 during the three months ended September 30, 1996. The higher interest expense in 1996 was a result of bridge financing promissory notes, credit facilities with the Company's banks and expenses related to loans from shareholders.

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


  Cash used in operating activities for the Company totaled $2,960,000 and $605,000 for the nine months ended September 30, 1997 and 1996, respectively. Cash used in investing activities totaled $396,000 and $372,000 for the nine months ended September 30, 1997 and 1996, respectively. Cash used in investing activities consisted of expenditures for property and equipment net of cash acquired in the merger with TouchSource. Capital expenditures increased to $403,000 during the nine months ended September 30, 1997, compared to $377,000 for the nine months ended September 30, 1996. During the nine months ended September 30, 1997 and 1996, cash provided by financing activities (including advances under the Company's line of credit and factoring arrangement and proceeds from the bridge financing private placement) was $3,668,000 and $1,254,000, respectively, net of note and line of credit payments of $240,000 and $2,520,000, respectively.

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

  PART II - OTHER INFORMATION

  Item 1.        Legal Proceedings
                 None

  Item 2.        Changes in Securities

  On February 10, 1997, the Securities and Exchange Commission declared effective the Company's registration statement ("Registration Statement") on Form SB-2 (file no. 333-14497) for a public offering of the Company's securities. The offering commenced on February 11, 1997 and closed on February 14, 1997. The managing underwriter for the offering was Joseph Charles & Associates, Inc. (the "Representative").

  The Registration Statement registered units ("Units") consisting of one share of the Company's no par value common stock ("Common Stock") and one warrant for the purchase of one share of Common Stock at $7.20 per share exercisable for five years from February 10, 1997 ("Warrant"). A portion of the shares of Common Stock included in the offering were sold by certain selling stockholders ("Selling Stockholders"). The Registration Statement further registered Common Stock and Warrants issued to the Selling Stockholders which were not included in the offering. Finally, the Registration Statement registered Representative's Options for the purchase of up to 100,000 shares of Common Stock at $7.38 per share exercisable beginning February 10, 1998 until February 10, 2001.

  The following table sets forth the amount and aggregate offering price of securities registered and sold to date for the account of the issuer and for the account of the Selling Stockholders.




                For the account of               For the account(s) of any
                the issuer                       selling security holder(s)

Title  Amount  Aggregate Amount  Aggregate  Amount  Aggregate  Amount Aggregate
of     Regis-  price of  Sold    Offering   regis-  offering   sold   Offering
Secur- tered   offering          Price of   tered   Price of          Price of
 ity           amount            amount             Amount            Amount
              Registered         Sold               Registered         Sold
Common
Stock
     905,000  5,339,500  755,000  4,454,500 349,126 2,059,843 245,000  1,445,500

Warrants
   1,150,000   115,000 1,000,000    100,000 349,126    34,913   -0-       -0-

Common Stock
Issuable Upon
Exercise of
Warrants
   1,150,000 8,280,000    -0-         -0-   349,126 2,513,707   -0-       -0-

Representative's
Options
     100,000       100   100,000       100

Common Stock
Issuable Upon
Exercise of
Representative's
Options
     100,000   738,000    -0-         -0-

  TOTAL     14,472,000           4,554,600          4,608,463          1,445,500


The following table shows the expenses incurred by the Company in the offering. An (X) after a number indicates that the number is an estimate.


            Direct or indirect payments        Direct or indirect payments to
            to directors, officers,            to others
            general partners of the issuer
            or their associates; to persons
            owning ten percent or more of
            any class of equity securities
            of the issuer; and to affiliates
            of the issuer
  Underwriting discounts
   and commissions                                    $ 455,450

  Finders' Fees                                               0

  Expenses paid to
   or for underwriters                                  210,000 (X)

  Other expenses                                        385,050 (X)

  Total Expenses              $0                    $ 1,050,500 (X)


  The net offering proceeds to the Company were $3,504,000.

  The following table shows the use of the Company's net offering proceeds from the closing date of the offering until September 30, 1997. An (X) after a number indicates that the number is an estimate.


             Direct or indirect payments        Direct or indirect payments
             to directors, officers,            to others
             general partners of the issuer
             or their associates; to persons
             owning ten percent or more of any
             class of equity securities of the
             issuer; and to affiliates of the
             issuer

   Construction of plant,
   building and facilities

  Purchase and installation
   of machinery and equipment                          $272,000

  Purchase of real estate

  Acquisition of other
   business(es)                                          33,000 (X)

  Repayment of indebtedness       $60,000 (X)            90,000 (X)

  Working capital                                       944,000 (X)


  Temporary investment (specify)

  Increases in Accounts
   Receivable                                          $875,000 (X)

  Cash - Short Term
   Investments                                          300,000 (X)


  Other purposes (specify)

  Advertising                                          $170,000 (X)

  Development of Internet/
   Intranet Solutions                                   370,000 (X)

  Development of Wheels
   Solutions                                            310,000 (X)

  Marketing                                              80,000 (X)



  The offering terminated prior to the exercise by the Representative of its over-allotment option for 150,000 Units. Accordingly, the shares of Common
  Stock and Warrants represented by those Units were not sold.



  Item 3.        Defaults Upon Senior Securities
                 None

  Item 4.        Submission of Matters to a Vote of Security Holders
                 None

  Item 5.        Other Information

  On July 30, 1997, the Registrant consummated a merger with TouchSource, Inc., a Colorado corporation ("TouchSource"), in which the Registrant was the surviving company (the "Merger"). The merger will be accounted for as a purchase effective September 30, 1997.

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



  Date: January 8, 1998

                          By    /S/ RALPH ARMIJO
                                Ralph Armijo
                                President and CEO


                          By    /S/ PAT MAWHINNEY
                                Pat Mawhinney
                                Chief Financial Officer



