Form 10KSB
period 1997-12-31
NAVIDEC INC
filed 1998-03-31
CIK 1023734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997.


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________.

Commission File No.:  0-29098


                                  NAVIDEC, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         COLORADO                                         33-0502730
     (State or other                                    (IRS Employer
     jurisdiction of                                  Identification No.)
      incorporation)

              14 INVERNESS DRIVE, SUITE F-116, ENGLEWOOD, CO 80112
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

            Issuer's telephone number, incl. area code: 303-790-7565


Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:

     COMMON STOCK NO PAR VALUE
     Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for the issuer's most recent fiscal year ended December 31, 1997, are $6,008,000.

As of March 24, 1998, there were 3,245,298 shares of Common Stock issued and outstanding and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates was approximately $10,900,000

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Navidec, Inc.(the "Company"), based in Englewood, Colo., is a leading provider of products and solutions that use Web-based technologies to achieve its customers' business objectives. From commercial Web site development to the design and implementation of intranet and extranet applications and tools, the Company helps customers nationwide define, develop and deploy successful online solutions. The Company provides its services and distributes its products to over 700 customers as of the date of this report. The Company also serves as a distributor of various high technology and other products through traditional and electronic channels.

The Company's core competencies in Internet/Intranet technology and traditional product marketing and distribution form its business model of providing complete Internet/Intranet Solutions. These solutions include computer and network infrastructure equipment, software and services, content and aggregation, electronic commerce and fulfillment of orders. The Company was organized as ACI Systems, Inc. in July 1993 and changed its name to NAVIDEC, Inc. in July 1996. The Company's principal sources of revenue are from the resale of computer equipment, high technology peripherals and electronic components manufactured by independent vendors ( Product Distribution ) and services related to Internet/Intranet Solutions and license fees from recurring lead revenue from the Wheels solution. The Company merged with Interactive Planet, Inc. ("IPI"), a designer and developer of Internet World Wide Web sites, in July 1996. The
Company issued an aggregate of 678,877 shares of Common Stock to the shareholders of IPI and a promissory note in the amount of $75,000 to one shareholder of IPI in exchange for all of the issued and outstanding stock of IPI. The Company acquired TouchSource, Inc. ("TS"), a designer and developer of interactive Kiosks, in July 1997. The Company issued an aggregate of 207,000 shares of Common Stock to the shareholders of TS and TS was merged into the Company in exchange for all of the issued and outstanding stock of TS. The merger and acquisition were consummated in order to expand the Company's business model of combined expertise in traditional marketing and distribution and Internet/ Intranet technology.


Business Strategy

The Company's goal is to enhance its position as a leading provider of comprehensive networking and electronic marketing and distribution solutions to regional, national and international clients. To achieve this objective, the Company is pursuing the following strategies.


Leverage Expertise and Core Competencies


The Company leverages its expertise in two core businesses, high technology product distribution and Internet/Intranet Solutions, into complete electronic marketing and networking solutions. The Company's solutions span all segments of the commercial Internet industry, including networking equipment and routers, Internet software, Internet/Intranet design and implementation, content creation and aggregation, and promotion. Management believes that the Company's ability to offer this full range of Internet/Intranet products and services as well as traditional distribution and marketing services is unique in its industry.


Exploit Recurring Revenue Streams

The Company emphasizes ongoing services to its Internet/Intranet Solutions clients, which services are a source of recurring revenues often well in excess of the fees associated with initial Web site development. The Company's primary focus has been on its Wheels solution. Wheels which was introduced in the 4th quarter of 1997,provides recurring revenues from lead fees paid by Automotive Dealers, and hosting and maintenance fees paid by its Media partner (regional news paper, television or radio station).

Develop Strategic Relationships

The Company has developed technology, marketing and distribution relationships with a number of leading companies. Important relationships include those with Banc One, AT&T, Silicon Graphics, Sybase, and Netscape. Wheels is currently under contract in Denver Colorado, and in Portland Oregon. The Company is currently deploying its Wheels solution through a strategic relationship with Banc One Credit Company which has committed to launching four additional regional Wheels sites. Banc One Credit has offices in 48 states. Banc One Credit Company is a subsidiary of Banc One Corporation headquartered in Columbus, Ohio. It is one of the largest finance companies in the United States and is a holding company of eight units. Banc One chose the Company's "Wheels" solution after two years of reviewing other automotive solutions. The choice of the Company's solution was based on its abilities to sell cars for dealers, and Banc One's belief that Wheels could increase its indirect automotive lending. As a result of the Company's technical expertise, it has been designated as a Netscape Commercial Applications Products Provider Partner (NCAPP), which is Netscape's top reseller designation and which allows the Company to offer all of Netscape's high-end commercial Internet software products to its clients. These and other strategic relationships have fueled much of the recent growth of the Company, and management expects them to continue to generate additional clients and revenue. Management believes that the primary growth that will be experienced in 1998 will come from its Wheels solution. The Wheels solution provides the Company revenue from one times fees and recurring monthly fees. The one time fees come from license fees for each region, one time setup fees from dealers, and training fees. Recurring fees come from customer lead and lookup fees, monthly fees which come from dealers and monthly fees charged to regional media partners.


Emphasize Client Return on Investment.

The Company furnishes clients with solutions which are designed to provide a return on their investment through generation of leads, increased sales, reduced personnel expenses and/or improved communications within their company. The Company also intends to emphasize hardware solutions such as on - and off-site free standing kiosks which include a computer terminal linked to the Wheels Web site of the client. These kiosks are designed to expand the audience for the client's electronic marketing presence.

Promote Intranets

The Company believes that many companies can benefit from the ease of use and familiarity of a Web-style interface for their internal networks. Intranets can provide an open, non-proprietary enterprise interface to a closed, proprietary legacy database system, thereby avoiding the need to replace the entire legacy system when an updated enterprise interface is desired. The Company has implemented a major Intranet system for KN Energy and Merrick Engineering and intends to promote its expertise in this area to other large companies with a need for an easy to use internal network interface.


Expand Traditional Distribution Channels

To date, distribution of high technology products and related services has accounted for the substantial majority of the Company's revenue. The Company intends to expand its high technology product distribution business by through solution selling, which will combine the Company's software development and hardware sales. The Company also plans to implement and promote its own Internet Web site for direct sales of high technology products.

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

The technical capabilities of the Web together with the increasing availability of user-friendly navigational and utility tools and search engines such as Yahoo, Excite, Webcrawler, Magellan and Alta Vista are responsible for the rapid growth in the popularity of the Web as a distribution channel. In March 1997, International Data Corporation estimated the number of commercial sites on the World Wide Web is doubling every six months and came to more than 45,000 in 1996 and predicted that the number of business sties would reach 100,000 by 2000.

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

Commercial Uses of the Internet

Commercial uses of the Internet include business-to-business and business-to-consumer transactions, product marketing, advertising, entertainment, electronic publishing, electronic services and Internet support. The Company views the Internet and in particular the Web as presenting significant opportunities for electronic marketing, sale and distribution of products. In the Company's view, the Internet's benefits include:

-    Low cost in comparison to other  marketing  channels
-    Direct marketing of products and services
-    Audio/visual display and demonstration of products
- Ability to capture orders electronically at significantly lower personnel costs than traditional order-taking
- Provision of client services such as order tracking and trouble-shooting Immediate fulfillment and satisfaction of certain orders, such as software and information deliverable electronically
-    Customer convenience (24-hour, 7 days a week access)
-    Potential for narrowly-targeted marketing

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

Wheels

Wheels:  Navidec's Online Automotive Solution

Wheels provides the first comprehensive regional automotive Internet solution to the television and newspaper publishing industries. Wheels addresses the online sales needs of media organizations, automotive dealers and consumers in the following ways:

Media

With the growing impact of online media on traditional media, television stations and newspapers are looking to secure revenue from online activities and gain a competitive advantage in their markets. Wheels offers media organizations a new online revenue stream from their existing dealer advertiser relationships, and proactively positions media organizations with these important advertisers.

Automotive Dealers

Wheels offers dealers a total online automotive solution that allows them to integrate their complete new and pre-owned inventory across dealer franchises and multiple legacy systems automatically updating that inventory on the Web, touch-screen kiosks and mobile sales laptops. This solution complements a dealer's existing traditional media advertising strategy and is proven to help them sell more vehicles.

Consumers

Consumers can use Wheels to search both new and pre-owned car inventories of dealers in their region, view digital photographs and maintain personal interest lists. Wheels allows consumers to search multiple dealer inventories by make, model, year, price range and mileage. It also allows consumers to request that dealers assist them in their search for a specific vehicle.

Market opportunity

Navidec believes the market opportunity for Wheels is extremely promising. The massive automotive market has quickly been impacted by Internet technology as consumers have adopted the Internet as an important tool for making automotive purchase decisions. The Internet allows consumers to collect the large amount of information necessary to choose an auto from the comfort and convenience of home or work. According to Toyota, Internet auto shoppers buy within two to three days of visiting a dealership. Prior to the Internet, consumers bought only after two to three weeks of shopping. Following are statistics about online buying and its potential impact on the automotive industry:

Online Auto Buying

- 63 percent of all respondents to a recent study would use the Internet to obtain information about the vehicles they are considering for purchase. The Dohring Co.

- 2.5 million people shopped for cars or parts over the Internet in the last half of 1996. CommerceNet/Nielson Media

- Chrysler believes that 25 percent of its vehicle sales will happen online within four years. The Economist, March 8, 1997.

Automotive Market

- The automotive market in the U.S. generates in excess of $600 billion each year.

- Auto dealers spend approximately $300 in advertising to sell each vehicle in their inventory. Reynolds & Reynolds

-    Wheels significantly lowers cost of sales for each participating dealer.


Growth potential of Wheels

Navidec is well-positioned to experience significant growth from Wheels. Colorado Wheels, Navidec's first Wheels implementation has far exceeded initial expectations for participating dealers, customer leads and auto sales, as well as for consumer acceptance. In December 1997, ColoradoWheels included the inventory of 35 separate dealer franchises in Denver and generated 84 percent more leads to those dealers than anticipated. Navidec's resulting revenue was also 97 percent higher than budgeted.


Navidec continues to license Wheels to media partners in the top markets nationwide and is currently negotiating final contracts in five major markets. Navidec currently expects to license Wheels in 12 markets in 1998, and expects to license up to 65 markets within 36 months.

Competitive positioning

Navidec's Wheels has several features that make it unique in the marketplace today. First, it is a regional solution. Traditionally consumers have shopped for autos within five to 10 miles of their home, and Navidec's experience has shown that the Internet does not change a shopper's desire to purchase a vehicle from a near by dealer. Consumers use the Internet as a tool to make a purchase decision and generally want to see and drive the vehicle they are interested in. Second, Wheels was the first online automotive sales solution to be licensed to media partners. Wheels provides the sponsoring media with a method to generate ongoing revenue from new media and secure a competitive position in a market. Media partnerships ensure that Wheels is heavily promoted in each market. Navidec does not pay the advertising costs to draw consumers to the Wheels site in each market--all promotion is provided by its media partner.

Market Entry

Navidec developed the software framework of Wheels based on its experience and the proven solution it created for the Burt Automotive Group in Denver. Burt sells more than 46,000 automobiles each year and its 1996 sales were $813 million. Burt sells 100 cars each month from the Internet. Navidec's development of Burt's online solution allowed Navidec to use its development for Burt as a research and development tool for Wheels. Wheels has now been launched in Colorado with all of the functionality required for future markets. Wheels can literally be launched in additional markets within days, limiting the time-to-market issues that have traditionally plagued software launches. The ability to easily roll out markets also ensures that Navidec can enter new markets quickly prior to other solutions.

Products provided by Navidec to the auto industry

Navidec provides the total online automotive solution that includes regional Wheels Web sites, individual dealer Web sites, touch-screen kiosks, and mobile sales laptops. These tools use the same vehicle management technology to present a dealer's inventory through multiple points of presence. Once the dealer's inventory is available on Wheels, it can easily be channeled into unique dealer websites, kiosks or laptops. The kiosks provide dealers or Wheels partners an avenue to reach non-Internet users and consumers in high traffic locations such as banks and malls. The mobile sales laptops create a portable inventory manager for a dealer to take to fleet sales calls or trade shows. Both are powerful tools to leverage Wheels participation and drive more new vehicle sales.


Potential applications in other vertical markets

Wheels is an inventory management system and its framework could be adapted to manage and sell a vast array of inventory over the Web. Though Navidec has not begun selling its technology into other vertical markets, it is examining its potential applications.


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

Creative Services

Creative Services include digital image capture, post-processing services for scanned images and graphic arts production. The Company offers these services to assist clients in developing a uniform company image that spans both traditional and electronic media. Actual output services provided by the Company include photographic quality prints, color transparencies and printed output in all sizes. The Company typically bills Creative Services on a project basis.


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


Significant Clients

The Company's major Internet/Intranet Solutions clients include the following:

Account:            Colorado Wheels by The Denver Post / Navidec

Industry:           Retail Automobile Market

Description:        Navidec  developed  Colorado  Wheels to allow  consumers  to search for new and pre-owned cars from the inventories of multiple auto dealers in the local Denver metropolitan area.

                    Navidec's vision was to develop a system that would generate sales leads to enable automobile dealers to sell cars using the Internet as a new distribution channel. The vision includes working with media partners within local metropolitan markets who create awareness of the Web site through advertising. Bank One is Navidec's national partner to produce Wheels in markets nationwide.

                    The first regional Wheels site, Colorado Wheels, coloradowheels.com, was unveiled in late 1997, and is promoted by The Denver Post. Northwest Wheels was announced in February 1998, and will be promoted by KOIN-Channel 6, a CBS affiliate, to consumers in Portland and southern Washington.

                    Shoppers who access the site can search for autos using a variety of criteria, including make, model, year and price. The site contains an inventory of thousands of new and pre-owned vehicles, representing virtually all automobile manufacturer makes and models. In addition to determining which dealers have desired vehicles in inventory, shoppers may view digital photos of the autos. Inventory is updated on a daily basis to reflect additions and subtractions due to sales or the arrival of additional vehicles.

                    For auto dealers, the system provides a new incremental distribution channel, which generates highly qualified sales leads. The system generates recurring revenues for both Navidec and The Denver Post.

Architecture:       The  Colorado  Wheels site was  written in Java,  using high performance Java servlets. The servlet architecture enables complex query functions to be handled on the server end of the system. Sybase is the underlying database used for the site.

Development
Features:
                - Locate a vehicle yourself or request an assisted search Search by the following criteria:
                     - Range according to your zip code
                     - Year, make, model, type & price
                - Construct an interest list based on your search results
                - Search for dealers within your range based on your zip code
                - Java development allows vendor and system independence
                - Shared common code baseline and database with dealer Web sites
                    and
                           Navidec's   Interactive   Auto  Sales   Kiosks  allow
                  synchronized updates across multiple systems
                - Highly responsive query capabilities


Account:            Denver Metro Convention and Visitor's Bureau

Industry:           Conference Marketing and Reservations

Description:        The Denver Metro Convention and Visitor's  Bureau's (DMCVB),
                    primary responsibility is to market and promote the city of Denver, Colo., as a prime convention location to businesses, organizations and individuals worldwide.

                    The bureau's vision was to develop and implement a Web site that would help market Denver to potential conventioneers and visitors as well as to provide meeting planners, visitors and local members with information regarding activities, restaurants, accommodations, shopping and other services available once they arrived. The goal was to provide users with a single comprehensive resource for information.

                    Highlights of the site include information about Denver and the Rocky Mountain region. Detailed information is available on Denver shopping, restaurants and menus, accommodation, attractions and other services of interest to convention groups and visitors to the city and region. A database driven event calendar provides local events listings.

Architecture:       The Web site is hosted  on a Unix  server  running  Netscape
                    Enterprise  server.  All of the software was developed using
                    HTML, CGI script, and Javascript. Functionality was cutting edge when the site was developed in 1996.

Development         The DMCVB Web site is comprehensive with a vast breadth of
Features:           information.  Key features of the site include:

                    -  Database driven events calendar
                    -  Database of convention bureau membership
                       -  Searchable by type of product or service
                       -  Searchable by name
                    -  Database driven directories for the following local
                        information:
                       -  Dining
                       -  Accommodations

                       -  Transportation
                       -  Attractions
                       -  Art & Culture
                       -  Recreation
                       -  Services & Relocation
                       -  Kid Stuff
                       -  Shopping
                    -  Meeting planning assistance
                       -  Maps for convention sites
                       -  Online booking services
                    -  Rotating banner ads
                    -  Interactive map constrains database driven searches b
                        region

Account:            Primestar by TCI

Industry:           Broadcast/Entertainment

Description:        Primestar   by  TCI   is  a   division   of  TCI   Satellite
                    Entertainment,  Inc. Primestar markets satellite  television services to  approximately  40 percent of the United States.
                    The  majority  of  its  customers   primarily  are  families
                    residing in rural parts of the country as opposed to major metropolitan areas. Primestar's current offerings include
                    160 video and audio viewing channels, equipment to receive and display television satellite signals which may be purchased or rented, high quality digital picture or sound, in-home service, 24-hour customer service and support, and a full line of accessory products.

                    Primestar by TCI's vision was to build a Web site to market its products to new markets, particularly metropolitan markets. The goal was to design a family oriented site that presents Primestar systems and programming as the premium product on the market.

                    Navidec used state-of-the-art 3D rendered graphics to design a colorful, three-dimensional Primestar Town. The Web site created a typical small town setting, including such features as the town hall, schoolhouse, newsstand, and shopping mall.

                    Web site users are able to navigate around the town and into buildings to receive up-to-date information about Primestar. The site also allows users to participate in events like the Virtual Town Meeting to address family issues and provide information feedback to Primestar on such issues as TV ratings and current program airings.

                    After perusing the most in-depth information available for Primestar products, users can initiate their purchase with an online order form or request a demo.

Architecture:       The  Primestar  Web site is  hosted on a Unix  system  using
                    Netscape Enterprise server. Navigation and mouse-over events were designed using Java applets. The zip code search and validation functions are database driven.

                    3D rendered artwork was used to maximize the adaptability for changes and updates. For example, a holiday 'Layer' could be created for every scene and scheduled during the holiday season. Or, Primestar could change a light source to be driven by the time the user logs on. For example, if a user logs on in the A.M., the sun is in the east, and if the user logs on at night, the town is moonlit. The screen shot on the previous page shows an empty lot on the left side. That lot is reserved for a sports complex where users can get the latest information on sports programming. When ready, Navidec can plug the stadium module into the existing artwork.

Development
Features:
                    3D rendered graphics
                    Java pop-up mouse events
                    Java  content   driven  button  bar   navigation   Zip  code
                    validation   database   Zip  code  driven   marketing   data
                    collection Online order form Demo request form Town meeting forum

Account:            Live Entertainment

Industry:           Broadcast/Entertainment

Description:        Live Entertainment is a diversified company that specializes in the marketing and distribution of media entertainment both within the United States and internationally. Live's primary business focus is the selling of motion pictures and related movie merchandise used to promote and advertise films.

                    Live Entertainment's goal was to develop a site which would enable Live to provide information to the public as well as enable users to purchase directly from the Live inventory of videocassettes, interactive CDs and movie-related merchandise.

                    Navidec designed the Live Web site to appear as a 3D store. Visitors to the site enter the store and are able to click on a piece of clothing merchandise to determine colors, sizes and pricing prior to ordering online. The site also has a home theater, enabling visitors to view video clips of Live movies. Users also have access to Club Live, a video club where site visitors can register and join to get new information about special Live Entertainment movie, merchandise and promotional offerings.

Architecture:       The Web site is  hosted on a  Silicon  Graphics  Challenge-S running the Irix operating  system.  The Web server software
                    is  Netscape   Enterprise  Server  3.0.  The  animation  was
                    developed using Macromedia Director 6.0. A Verity search engine, Quicktime video and an MSQL Database are other technologies used to develop and support the site.

Development
Features:
                    -  Registration database with a variety of client reporting tools
                    -  Suite of page update tools
                       -  Career opportunities
                       -  Home page text
                       -  Financial form
                       -  International page(s)
                    -  Web site monitoring and statistics
                    -  Keyword search capability
                    -  Shockwave animation throughout the site
                       -  Awarded Shocked Site of the Day 3/16/97
                    -  Custom secure E-Commerce engine, developed by Navidec

Account:            Destination Hotels & Resorts

Industry:           Travel

Description:        Destination  Hotels  and  Resorts  (DH&R) is the  management
                    corporation   for   world-class   luxury  hotel  and  resort
                    properties located  throughout the country.  The distinctive properties are designed to restore your spirit and stir your
                    imagination.   The  properties  also  include  spacious  and
                    well-designed conference facilities for business meetings.

                    This service enables users to shop for gift shop merchandise from DH&R resorts.

                    DH&R's vision was to develop a unique, comprehensive Web site which would enable potential customers the ability to obtain the latest information regarding DH&R's resort properties and provide them with tools for planning their vacations and business travel. In addition to providing a trip planning tool, DH&R also wanted to give customers who had stayed at their properties as well as potential customers the ability to relive or dream about their vacations through online purchases of resort merchandise.

Architecture:       The DH&R  E-Commerce  system is based on AT&T's  Secure Buy.
                    This was one of the first Secure Buy systems implemented in the country. In addition to providing access to the DH&R
                    Destination Express site via the Web, Navidec developed on-site kiosks, which were deployed throughout DH&R's resort properties.

Development         Key information and features of the DH&R Web site include:
Features:
                    -  Resort properties
                    -  Offer  special  resort value  packages  (coming soon)
                    -  On line access to the DH&R site via kiosks located at
                        resorts On line store for purchasing merchandise
                       -  Navidec is also the fulfillment agent

Account:            Bryan Memorial Hospital

Industry:           Healthcare

Description:        Bryan Memorial Hospital is the largest  healthcare  provider
                    in  the  state  of   Nebraska.   In  addition  to  providing
                    healthcare services for its customer base, the hospital interfaces with numerous private and governmental agencies.
                    Bryan Memorial processes information and performs thousands of data transactions in paper formats everyday.

                    Bryan's vision is to implement a state-of-the-art, open systems solution to provide an effective, highly secure way to perform all of its business transactions electronically. Its goal is to operate much more efficiently and productively and save operating costs in the process.

                    Navidec  has  installed  a 700  seat  pilot  solution  using
                    Netscape servers. This Netscape pilot replaced Bryan Memorial's previous proprietary Novell GroupWare system. The pilot program enables Bryan Memorial to implement new e-mail, calendar, and Web capabilities for internal and external communication. Netscape Directory Services with LDAP and the Certificate Server provide ease of administration and the security needed to perform electronic data transfers. Annual overall savings for Bryan Memorial are expected to be in excess of $200,000.

Architecture:       The 700 seat pilot  program  involved  the  installation  of seven Netscape  servers on a DEC Alpha server running NT 4.0
                    SP3. The server was a two processor configuration with 512MB of RAM and RAID 5 backup. Desktop clients were TCP/IP enabled.

Development
Features:           Open  TCP/IP   E-Mail  (No   gateways  to   Internet)   Open
                    Calendaring  (Unified LDAP  Directory)  Open Web  Publishing
                    (Secure, controlled access) LDAP Directory Services (Single,
                    unified    resource    directory)   Proxy   Services   (User
                    authentication   &   secure   data   transactions)   Desktop
                    Management Services (consistent desktop user interface with remote administration capabilities)

Account:            Merrick & Company

Industry:           Engineering

Description:        Merrick  & Company  is a  multi-discipline  engineering  and architectural firm headquartered in Denver, Colo. Merrick serves a variety of clients including Advanced Technologies, Government, Light Industry and Heavy Industry. Merrick employs a professional base of nearly 500 and has offices throughout the United States.

                    Merrick's vision for its corporate intranet was the comprehensive integration of all corporate systems and organizations. Key corporate information is integrated from HR, Marketing, Project Management, Administration, Accounting and Project Tracking and Information Systems organizations.

                    The goals and expected benefits of the Merrick Intranet are as follows:

                    -  Reduce operating costs
                    -  Improve the accuracy and distribution of critical
                        information
                    -  Improve service to employees Automate key processes
                    -  Migrate from paper to electronic management of vital
                        corporate information
                    -  Control increasing data synchronization, management and security problems

 Architecture:      Navidec  developed a  completely  custom  intranet  solution supported by a data  warehouse  integrating  data from seven legacy  systems.  The intranet was developed using Microsoft
                    Web technology exclusively due to the client's requirements.
                    All  departments  and  information   driven   functions  are
                    integrated or impacted by the intranet.

Development
Features:           Developed on the  Microsoft  IIS Web server on an NT system.
                    Custom applications for complex, state driven, multiple user functions  were  developed in Java.  The data  warehouse was developed in MS-SQL and  integrates a total of seven Oracle,
                    MS  Access  and  proprietary   database  systems.  The  data
                    warehouse  will  ultimately  replace all of the minor legacy
                    systems  and   provides   the  quality   control   gate  for
                    synchronizing data between the primary databases.

                    Database driven, custom applications include:

                    -  Online organization charts
                    -  Function and role based 'Yellow  Pages'for the online
                        help desk
                    -  Bid and proposal generation and tracking
                    -  Project creation and tracking system

                    -  Key  corporate  financial   information
                    -  Marketing and forecast  reports
                    -  Quality assurance procedure, including training and
                        tracking

Other sites developed by the Company include Sunstrand Fluid Handling (http://www.sfh.com) Richmond American Homes (http://richmondamerican.com) currently under development, Denver Metro Convention & Visitors Bureau (http://www.denver.org), Christopher Dodge (http://www.cdodge.com), Plastiprint (http://plastiprint.com), On Sale Online (http://onsaleoneline.com), Lakewood Hospitality Association (http://denverwesthotels.com), Cohen Brame & Smith PC (http://www.cbspc.com), Kloppenberg (http://kloppenber.com ), Belmar Pharmacy
(http://www.belmarpharmacy.com),       Kimmon       Electric      Co.,      Ltd.
(http://www.kimmon.com), KUSA-9News (http://www.9news.com), , Colorado Recreation (http://www.coloradorecreation.com) and the American Animal Hospital Association (http:// www.healthypet.com).



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


EMPLOYEES

There are currently 51 full-time employees of the Company. These include nine in Client Services, five in creative services, thirteen in World Wide Web Services, two in Marketing Services, fourteen in sales, and eight in management and administration.


The Company expects to hire ten additional full-time employees in the twelve months following this report. The Company currently anticipates three new hires dedicated to sales, four new hires dedicated to client services and three new technical employees.


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


Competitors in the automotive market

There are numerous online automotive sales Web sites on the Internet today, but none that employ the same total solution strategy as Wheels. Other online auto sales products include Carpoint, Auto-by-Tel, AutoConnect, and AutoVantage. A few Internet developers are also attempting to sell online sales products to media, but none offer the total sales solution that Wheels offers to ensure that dealers sell vehicles, including important add-ons such as touch-screen kiosks and mobile sales laptops. Another important distinction is that Navidec understands the auto sales process and even trains dealers to help them sell more autos from the leads generated by Wheels. Navidec employees have over 40 years of experience in the automotive industry and have expended over 190,000 hours into the development of the Wheels solution.

Navidec has hired a team of experts well versed in the automotive business, and has the president of Denver's largest independently owned dealership group (Burt Automotive) on its board of directors. These experts enable Navidec's access to the latest industry information and a deep understanding of the automotive business and its processes. This team has enabled Navidec to develop a solution which primary focus is on enabling automotive dealers the ability to sell more cars.

Both the Internet/Intranet Solutions business and the high technology product distribution business are characterized by low financial barriers to entry and frequent introductions of new products. The Company therefore expects competition in each of its businesses to increase in the future. There can be no assurance that the Company will be able to successfully compete in its businesses. Although the Company believes that it has the requisite management, technical and creative abilities to successfully compete, the intense level of competition in each of the Company's businesses could materially adversely affect the Company's future operating results and financial condition.


ITEM 2.   DESCRIPTION OF PROPERTY

The Company's headquarters are located at 14 Inverness Drive, Building F, Suite 116, Englewood, Colorado, in a 8,900 square foot facility, which includes approximately 1,500 square feet in warehouse space. The facility is occupied under a lease with an unaffiliated party expiring in June 2001 and providing for a current monthly lease rate of $8,150. The Company also leases space at 1300 Plaza North, Suite 101, Lafayette, CO, this is a 1,500 square foot facility. The facility is occupied under a lease with an unaffiliated party expiring in June 1999 and providing for a monthly lease rate of $2,180. The Company may lease additional warehouse and office space if needed to support the growth in traditional and on-line product distribution.

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock commenced trading on the Nasdaq SmallCap Market under the symbol "NVDC" on February 11, 1997. The Company also has a class of common stock purchase warrants ("Warrants") listed on the Nasdaq SmallCap market under the symbol "NVDCW." The Warrants also commenced trading on February 11, 1997.

                                Common Stock                   Warrants
                            --------------------          --------------------
Quarter Ended                High          Low             High          Low
March 31, 1997              $5.625        $5.125          $0.750        $0.625
June 30, 1997               $6.000        $3.250          $0.875        $0.375
September 30, 1997          $7.000        $5.250          $1.031        $0.625
December 31, 1997           $7.000        $4.063          $1.031        $0.025


The closing price as of March 30, 1998 was $6.375 and $0.6875 for the common stock and warrants respectively.

As of March 30,  1998,  the  Company  had 78 common  shareholders  of record and
believes  that   approximately   1,400  persons  beneficial  owns  street  named
positions.

The Company has not declared any cash dividends on its common shares for the last two fiscal years. The Company currently intends to retain funds from earnings, if any, from future grow and therefore does not intend to pay any cash dividends in the foreseeable future on its Common Stock. The Company is not currently a party to any agreement restricting the payment of dividends.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements. The matters discussed here and elsewhere in this report, when not historical matters, are forward looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among other things, the rapidly developing and unpredictable nature of the Internet, intense competition in all of the Company's markets, obsolescence of products and technological changes, the need for management of growth and the dependence on relationships of the Company with its customers and suppliers, as well as other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

Overview

The Company was organized as ACI Systems, Inc. in July 1993 and changed its name to NAVIDEC, Inc. in July 1996 when it acquired IPI, a designer and developer of Internet World Wide Web sites. The Company's principal sources of revenue are from the resale of computer equipment, high technology peripherals and electronic components manufactured by independent vendors (Product Distribution) and services related to Internet/Intranet Solutions, license fees from recurring lead revenue from the Wheels solution. The Company issued an aggregate of 678,877 shares of Common Stock to the shareholders of IPI and a promissory note in the amount of $75,000 to one shareholder of IPI in exchange for all of the issued and outstanding stock of IPI. The Company acquired TouchSource, Inc., a designer and developer of interactive Kiosks, in July 1997. The Company issued an aggregate of 207,000 shares of Common Stock to the shareholders of TS and TS was merged into the Company in exchange for all of the issued and outstanding stock of TS. The merger and acquisition were consummated in order to expand the Company's business model of combined expertise in traditional marketing and distribution and Internet/ Intranet technology.

The Company's strategy is to increase revenue generated by its two core competencies: (1) Internet/Intranet Solutions, which are focused in five major market areas, including computer and network infrastructure equipment, software and services, content aggregation, electronic commerce and order fulfillment, and (2) Product Distribution. The Company has built and intends to continue to build an infrastructure that assumes this strategy will succeed. Management believes that, based on the current product mix, the Company's new Wheels solution will provided for the majority of its increased revenues in 1998 and years to follows. The Wheels solution combines the companies two core competencies of Internet/Intranet solutions and product distribution. Wheels is designed on a state of the art platform that allows it to distribute electronic information out to consumers through regional wheels web sites, individual dealer web sites, remote automotive kiosks and also in mobile sales laptops. The failure of the Company to achieve this strategy could have a material adverse effect on the Company's business, financial condition and results of operations.

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

On February 14, 1997, the Company consummated a public offering of 1,000,000 Units consisting of one share of Common Stock and one Common Stock purchase warrant ("Warrant"). Each Warrant entitles the holder to purchase one share of Common Stock at a price of $7.20 per share until February 10, 2002. The Warrants are redeemable at the option of the Company, at $.05 per Warrant, at any time on or after February 10, 1998 or such earlier date as may be determined by Joseph Charles & Associates, the managing underwriter in the public offering. Of the 1,000,000 shares of Common Stock and 1,000,000 Warrants included in the offering, 755,000 shares of Common Stoc and 1,000,000 Warrants were sol by the Company, for net proceeds of approximately $3,436,000 (after subtracting the underwriting discount and other expenses of the offering). The remaining 255,000 shares of Common Stock were sold by the investors in the Bridge Private Placement.

From November 1997 to March 1998, the Company raised net proceeds of approximately $888,000 from the issuance of 233,577 shares of commons stock and warrants from a private placement. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $7.20 per share until February 10, 2002. The Warrants are redeemable at the option of the Company, at $.05 per Warrant, at any time on or after February 10, 1998.

No holder of the public offering or private placement Warrants, as such, will be entitled to vote or receive dividends or be deemed the holder of shares of Common Stock for any purpose what so ever until such Warrants have been duly exercised and the purchase price has been paid in full. The Warrants are redeemable at the option of the Company, at $.05 per Warrant, at any time on or after February 10, 1998 upon thirty days' prior written notice, at any time when the closing price per share of Common Stock for twenty consecutive trading days within the thirty-day period prior to the date notice of redemption is given equals or exceeds $8.40 and at such time there is a current effective registration statement covering the shares of Common Stock underlying the Warrants.

Results of Operations

The following tables sets forth for the periods indicated the percentage of net sales represented by certain line items included in the Company's statement of operations.


                               Year Ended
                               December 31
                                  1997                       1996

Net Sales                    100%     $6,008,000       100%     $5,470,000
Cost of Sales                 70       4,219,000        81       4,425,000
Gross Margin                  30       1,789,000        19       1,045,000
Operating Expense             73       4,367,000        40       2,259,000
Other Income (Expense)       (25)     (1,529,000)       (3)      ( 201,000)
Net Income (Loss)            (68)     (4,107,000)      (24)     (1,415,000)


Net sales for fiscal 1997 were $6,008,000 which represents an increase of 10% over net sales of $5,470,000 in fiscal 1996. The increase is primarily attributed to sales of Internet/Intranet Solutions, which were $1,519,000 an increase of 290% over net sales of $389,000 in fiscal 1996. Wheels which was introduced in the fourth quarter of 1997 accounted for $232,000 or 56% of the $413,000 in Internet revenue during the quarter. In addition, net sales of Computer Infrastructure were $1,819,000 an increase of 49% over net sales of $1,221,000. The increase in net sales in all two categories was primarily attributable to increased marketing activities and greater market penetration.

Net sales in product distribution were $2,662,000 a decrease of 31% from net sales of $3,860,000 in fiscal 1996. The decrease in sales is attributed to the discontinuation of distribution products that didn't have strong gross profit and or recurring sales. In 1997 Kimmon Electric, Inc., the Company's supplier of laser products, began marketing its lasers directly in the United States through Kimmon Electric USA, Inc. This resulted in a decrease in sales of $863,000. The decrease affected the Company's net sales but due to the lower margins of distribution did not materially adversely effect the gross margin for 1997.

Gross margin was 30% during fiscal 1997, an increase of 11% over a gross margin of 19% in fiscal 1996. The increase in the Company's gross margin was attributed to management's elimination of several distribution products that carried low gross margin and the strong gross margin on Internet/Intranet Solutions which were at 57%.

Operating expenses for fiscal 1997 were $4,367,000 compared with $2,259,000 for fiscal 1996. The increase in operating expenses was primarily the result of an increase in staff and marketing activity and legal and consulting fees. Operating expenses are expected to remain stable as the Company continues to invest in the development of high end Internet/Intranet Solutions.

Net interest expense for fiscal 1997 was $236,000 compared with $204,000 for fiscal 1996. The increase was a result of the Bridge Promissory Notes. The company expects interest expense to decrease in 1998.

In 1998 the company experienced $1,305,000 in expense for the impairment of goodwill. The goodwill was the result of the merger with IPI in 1996 and the acquisition of TS (see additional discussion on impairment, which follows) in 1997.

Liquidity and Capital Resources

Through December 31, 1997, the Company funded its operations primarily through equity investments, through the companies IPO and subsequent Private Placements, and revenues generated from operations, loans from principal shareholders and employees, lines of credit and factoring arrangements made available to it by banks. On December 31, 1997, the Company had cash and cash equivalents of $369,000 and a net working capital of $678,000. This compares with cash and cash equivalents of $231,000 and a working capital deficit of $711,000 on December 31, 1996.

Cash used in operating activities for the Company totaled $3,359,000 and $631,000 for fiscal 1997 and 1996, respectively. Cash used in investing activities consisted of expenditures for property and equipment and cost of the acquisition of TouchSource. Capital expenditures increased to $475,000 in fiscal 1997 from $472,000 during fiscal 1996.

Cash from financing activities in fiscal 1997 consisted of advances from factoring arrangements of $634,000 net of repayments of $444,000, proceeds from the issuance of common stock of $,4,153,000, borrowings of $333,000 net of payments of $369,000. This compares to 1996 borrowings of $1,435,000 from the Bridge Private Placement, $256,000 in loans from shareholders and employees and $4,196,000 in advances through the factoring arrangement with the Company's bank, net of $226,000 in repayments of shareholder/employee loans and $4,382,000 in factoring and line of credit payments.

The Company has not recorded a deferred tax asset as it cannot conclude to date that it is more likely than not that the deferred tax asset will be realized.


Impairment of Long-Lived Assets

Effective July 1, 1996 the Company acquired 100% of the stock of IPI for 679,000 shares of common stock of the Company and a $75,000 note payable in a purchase transaction. The acquisition was valued at approximately $750,000 and resulted in goodwill of approximately $850,000 being recorded. The expected future cash flows associated with the technology previously developed by IPI declined due to rapidly changing technologies and increased competition for products developed with the IPI technology. In addition, during the fourth quarter of 1997, after the introduction of new Internet solutions by the Company, management decided to focus the Company on its automotive solution. As such, the Company reevaluated the goodwill related to this acquisition and recorded an impairment expense of $598,000, resulting in a remaining net balance of $20,000. This amount will be amortized over the next year.

Effective July 31, 1997, the Company acquired 100% of the stock of TouchSource for 207,000 shares of common stock of the Company in a purchase transaction. The acquisition was valued at approximately $776,000 and resulted in goodwill of approximately $859,000 being recorded. Subsequent to the acquisition, Java technologies developed far more rapidly than expected, causing the company to replace a large portion of the software developed by TouchSource which has reduced the expected future cash flows associated the TouchSource technology. Furthermore, the Company intends to integrate the TouchSource technology with its other products and market it primarily to the automotive industry, which was not a market focus of TouchSource. As such, the Company also reevaluated the related goodwill, and recorded an impairment expense of $707,000 resulting in a remaining net balance of $80,000. This amount is being amortized over the next year.


Inflation

The Company does not believe that inflation will have a material impact on the Company's future operations.

Year 2000

Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. The Company expects to incur internal staff cost as well as consulting and other expenses related to the year 2000 project. At this point, the Company is not able to determine the estimated cost for its year 2000 project and, if unresolved, whether the year 2000 issue will have a material impact on the operations of the Company.

ITEM 7.   FINANCIAL STATEMENTS

                                  NAVIDEC, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                     PAGE
                                                                     ----


Independent Auditor's Report.......................................  F-2

Balance Sheet - December 31, 1997..................................  F-3

Statements of Operations - For the Years Ended
        December 31, 1997 and 1996.................................  F-4

Statement of Changes in Stockholders' Equity (Deficit) -
        For the Years Ended December 31, 1996 and 1997.............  F-5

Statements of Cash Flows - For the Years
        Ended December 31, 1997 and 1996...........................  F-6

Notes to Financial Statements......................................  F-7

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
NAVIDEC, Inc.
Englewood, Colorado


We have audited the accompanying balance sheet of NAVIDEC, Inc. as of December 31, 1997 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
March 5, 1998

                                  NAVIDEC, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 1997



                                     ASSETS
                                     ------



CURRENT ASSETS:
    Cash and cash equivalents                                       $   369,000
    Accounts receivable:
         Trade, net of $50,000 allowance for doubtful accounts          726,000
         Retainage                                                       21,000
    Costs and estimated earnings in excess of billings                  106,000
    Note receivable, related party                                       60,000
    Inventories                                                         549,000
    Prepaid expenses and other current assets                            86,000
                                                                    -----------
             Total current assets                                     1,917,000

PROPERTY AND EQUIPMENT, net                                             713,000

OTHER ASSETS:
    Intangibles, net                                                    169,000
    Restricted certificate of deposit                                   300,000
                                                                    -----------

TOTAL ASSETS                                                        $ 3,099,000
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:

    Current portion of capital lease obligations                    $    37,000
    Notes payable                                                        63,000
    Accounts payable                                                    778,000
    Accrued liabilities                                                 171,000
    Payable to factor                                                   190,000
                                                                    -----------
             Total current liabilities                                1,239,000
                                                                    -----------

CAPITAL LEASE OBLIGATIONS, net of current portion                        95,000

NOTES PAYABLE, net of current portion                                   215,000

COMMITMENTS AND CONTINGENCIES (Notes 2 and 8)

STOCKHOLDERS' EQUITY:
    Common stock, no par value; 20,000,000 share
         authorized; 3,201,000 shares issued and outstanding          6,768,000
    Accumulated deficit                                              (5,218,000)
                                                                    -----------
             Total stockholders' equity                               1,550,000
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 3,099,000
                                                                    ===========

















              See accompanying notes to these financial statements.

                                  NAVIDEC, INC.

                            STATEMENTS OF OPERATIONS



                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                   ----------------------------
                                                      1997              1996
                                                   -----------      -----------

NET SALES                                          $ 6,008,000      $ 5,470,000

    Cost of sales                                    4,219,000        4,425,000
                                                   -----------      -----------

GROSS MARGIN                                         1,789,000        1,045,000

    Operating expense                                4,367,000        2,259,000
                                                   -----------      -----------

OPERATING LOSS                                      (2,578,000)      (1,214,000)

OTHER INCOME (EXPENSE):
    Interest expense, net                             (236,000)        (204,000)
    Other                                               12,000            3,000
    Impairment of goodwill                          (1,305,000)            --
                                                   -----------      -----------
         Other, Net                                 (1,529,000)        (201,000)
                                                   -----------      -----------
NET LOSS                                           $(4,107,000)     $(1,415,000)
                                                   ===========      ===========

NET LOSS PER SHARE (Basic and Diluted)             $     (1.47)     $      (.73)
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES AND
  EQUIVALENTS OUTSTANDING                            2,799,526        1,948,000
                                                   ===========      ===========
















              See accompanying notes to these financial statements.


                                                       NAVIDEC, INC.

                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                        FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                              COMMON STOCK
                                                     -----------------------------        ACCUMULATED
                                                       SHARES            Amount             Deficit             Total
                                                     -----------       -----------        -----------        ----------
BALANCES, January 1, 1996                                217,000       $    63,000        $  (118,000)       $   (55,000)

    Exercise of stock options                            805,000             2,000               --                2,000
    Compensation recognized related to
         transfers of common stock to
         employees                                          --              83,000               --               83,000
    Shares issued in acquisition of IPI                  679,000           675,000               --              675,000
    Reclassification of accumulated
         deficit in connection with
         termination of tax status as a
         Subchapter S-Corporation                           --            (422,000)           422,000               --
    Net loss                                                --                --           (1,415,000)        (1,415,000)
                                                     -----------       -----------        -----------        -----------

BALANCES, December 31, 1996                            1,701,000           401,000         (1,111,000)          (710,000)

    Conversion of unsecured promissory
         notes to common stock                           104,000         1,438,000               --            1,438,000
    Issuance of common stock and
         warrants in a public offering, net
         of offering costs                             1,000,000         3,436,000               --            3,436,000
    Issuance of common stock for
         acquisition of TouchSource                      207,000           776,000               --              776,000
    Issuance of common stock and
         warrants in a private placement,
         net of offering costs                           189,000           717,000               --              717,000
    Net loss                                                --                --           (4,107,000)        (4,107,000)
                                                     -----------       -----------        -----------        -----------

BALANCES, December 31, 1997                            3,201,000       $ 6,768,000        $(5,218,000)       $ 1,550,000
                                                     ===========       ===========        ===========        ===========










                                    See accompanying notes to these financial statements.

                                                              F-5


                                                        NAVIDEC, INC.

                                                  STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEARS ENDED
                                                                                        DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1997                   1996
                                                                              -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $(4,107,000)           $(1,415,000)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
          Depreciation and amortization                                           865,000                173,000
          Impairment of goodwill                                                1,305,000                   --
          Stock based compensation                                                   --                   83,000
          Provision for bad debt                                                   41,000                 59,000
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                Accounts receivable                                              (627,000)               (56,000)
                Costs and estimated earnings in excess of billings               (106,000)
                Inventories                                                      (315,000)                 8,000
                Other assets                                                      (52,000)               (33,000)
             Increase (decrease) in:
                Accounts payable and accrued liabilities                          (92,000)               352,000
                Other liabilities                                                (271,000)               198,000
                                                                              -----------            -----------
      Net cash used in operating activities                                    (3,359,000)              (631,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures for property and equipment                              (475,000)              (472,000)
    Cash acquired in mergers                                                        7,000                  5,000
    Acquisition costs incurred                                                    (32,000)               (38,000)
                                                                              -----------            -----------
      Net cash used in investing activities                                      (500,000)              (505,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from factoring of accounts receivable                                634,000                491,000
    Payments to factor                                                           (444,000)                  --
    Proceeds from issuance of common stock                                      4,153,000                  2,000
    Proceeds from issuance of notes payable                                       333,000              5,887,000
    Payment on notes payable and capital leases                                  (369,000)            (4,608,000)
    Payment for deferred financing and offering costs                             (10,000)              (405,000)
                                                                              -----------            -----------
       Net cash provided by financing activities                                4,297,000              1,367,000

INCREASE IN CASH AND CASH EQUIVALENTS                                             438,000                231,000

CASH AND CASH EQUIVALENTS, beginning of period                                    231,000                   --
                                                                              -----------            -----------
CASH AND CASH EQUIVALENTS, end of period                                      $   669,000            $   231,000
                                                                              ===========            ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash payments for interest                                                $    79,000            $   155,000
                                                                              ===========            ===========

    Net assets, net of cash assumed, acquired in merger of
       NAVIDEC with IPI and TouchSource                                       $   769,000            $   670,000
                                                                              ===========            ===========












                                   See accompanying notes to these financial statements.

                                                          F-6

                                  NAVIDEC, INC.

                          NOTES TO FINANCIAL STATEMENTS



1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------------

     Organization and Nature of Operations - The Company was incorporated in the State of Colorado in 1993 and distributes various high technology and other products through traditional and electronic channels. Effective on July 1, 1996, the Company merged with Interactive Planet, Inc. (IPI) and as a result, the Company also provides comprehensive Internet and Intranet solutions, including design and development of World Wide Web sites, marketing, database integration, electronic commerce and order fulfillments. Effective July 31, 1997, the Company acquired TouchSource, and as a result, the Company designs and markets touch screen computer kiosks.

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

     Intangibles - Intangibles represents organization costs and the excess of the purchase price paid over the net liabilities acquired in the IPI and the TouchSource acquisition, net of amortization costs and impairment loss. The remaining balance in intangibles will be amortized during 1998.

     Impairment of Long-Lived Assets - In fiscal 1997, the Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for Impairment of Long-Lived Assets (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the December 31, 1997 financial statements other than the impairment of goodwill associated with IPI and TouchSource to the value of the expected future cash flows associated with the acquired assets.

     Fair Value of Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of cash, trade accounts receivable, accounts payable, and accrued liabilities approximate fair value.

     Revenue Recognition - The Company recognizes revenue upon delivery of its Internet/Intranet and Kiosk Solutions and Product Distribution goods.
     Internet/Intranet  and Kiosk  Solutions  generally  begin  with  consulting

                                  NAVIDEC, INC.

                          NOTES TO FINANCIAL STATEMENTS



     arrangements, which are billed on an hourly basis and/or on a percentage of completion method on fixed bid projects. Most of the Company's customers elect to update and expand their Web site frequently, and clients are billed monthly on a time and materials basis for these services. Additional sources of ongoing revenue include revenue from advertising sold by the Company on clients' Web sites, revenue from sales of merchandise and services over clients' Web sites and revenue from maintenance of client Web sites. The Company receives and records a percentage of the gross revenue from advertising and merchandise sales immediately upon completion of these sales.

     Revenues from long-term contracts are recognized on the percentage-of-completion method for individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.

     Contract costs include all labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred.

     Profits on short-term contracts are recorded upon substantial completion of each contract. Revenues from time and material contracts are recognized currently as the work is performed.

     At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss on both short and long-term contracts is accrued.

     Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on
     uncompleted   contracts,"   represents   billings  in  excess  of  revenues
     recognized.

     Loss Per Share - Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128 Earnings Per Share (FAS 128). FAS 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur is securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for 1997 and 1996 because the Company had losses from operations and therefore, the effect of all potential common stocks was anti-dilutive.

     Options to purchase 297,000 shares of common stock, and warrants to purchase 1,642,417 shares of common stock were outstanding at December 31, 1997. See Note 9, Stockholders' Equity, for a detailed discussion of the options and warrants issued by the Company.

     Income Taxes - During 1996, the Company converted to a "C Corporation" and adopted Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future

                                  NAVIDEC, INC.

                          NOTES TO FINANCIAL STATEMENTS



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

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant estimates, including the allowance for doubtful accounts and the life of the excess of purchase price over net assets acquired (goodwill) in both the IPI merger and the TouchSource acquisition. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the life of goodwill could be revised over the next year and such revisions could be material.

     New Pronouncements - Statement of Financial Accounting Standards 130 Reporting Comprehensive Income and Statement of Financial Accounting Standards 131 Disclosures About Segments of an Enterprise and Related Information were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. Statement 131 supersedes Statement of Financial Accounting Standards 14 Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance.

     Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

                                  NAVIDEC, INC.

                          NOTES TO FINANCIAL STATEMENTS



2.   LIQUIDITY:
     ---------

     The Company has incurred net losses for the past two years and has experienced negative cash flows from operations. As described in Note 9, management has taken the following actions to improve the Company's cash flow and operating results.

          o In February 1997, the Company completed an initial public offering for the sale of its common stock and warrants which resulted in gross proceeds of approximately $4,555,000.

          o The Company is currently in the process raising additional capital in a private placement.

     The Company is also aggressively working to increase revenues and improve operating results to ultimately achieve profitability. No assurances can be given that the Company will be successful in completing its private offering or ultimately achieving profitability.


3.   ACQUISITION AND IMPAIRMENT OF IPI AND TOUCHSOURCE TECHNOLOGIES:
     --------------------------------------------------------------

     Effective July 1, 1996, the Company acquired 100% of the stock of IPI for 679,000 shares of common stock of the Company and a $75,000 note payable in a purchase transaction. The acquisition was valued at approximately $750,000 and resulted in goodwill of approximately $850,000 being recorded. Projected future cash flows associated with the technology previously developed by IPI declined due to rapidly changing technologies and increased competition for products developed with the IPI technology. In addition, during the fourth quarter of 1997, after the introduction of new Internet solutions by the Company, management decided to focus the Company on its automotive solution. As such, the Company reevaluated the goodwill related to this acquisition and recorded an impairment expense of $598,000, resulting in a remaining net balance of $20,000. This amount will be amortized over the next year.

     Effective July 31, 1997, the Company acquired 100% of the stock of TouchSource for 207,000 shares of common stock of the Company in a purchase transaction. The acquisition was valued at approximately $776,000 and resulted in goodwill of approximately $859,000 being recorded. Subsequent to the acquisition, technologies developed more rapidly than expected, which has reduced the expected future cash flows associated with the TouchSource technology. Furthermore, the Company intends to integrate the TouchSource technology with its other products and market it primarily to the automotive industry, which was not a market focus of TouchSource. As such, the Company also reevaluated the related goodwill, and recorded an impairment expense of $707,000, resulting in a remaining net balance of $80,000. This amount is being amortized over the next year.

                                  NAVIDEC, INC.

                          NOTES TO FINANCIAL STATEMENTS



     The unaudited following pro forma information presents the effect of the TouchSource merger as if it occurred on January 1, 1996.

                                                      For the Years Ended
                                                         December 31,
                                                 ------------------------------
                                                    1997               1996
                                                 -----------        -----------

            Revenue                              $ 6,362,000        $ 6,046,000
                                                 ===========        ===========

            Net loss                             $(4,377,000)       $(1,541,000)
                                                 ===========        ===========

            Loss per share                       $     (1.50)       $      (.72)
                                                 ===========        ===========

            Common share and
               equivalents outstanding             2,920,000          2,155,000
                                                 ===========        ===========



     The above pro forma information is not necessarily indicative of the financial results which would have occurred if such acquisition had taken place at the earlier date, nor of future operating results.


4.   CONCENTRATION OF CREDIT RISK:
     ----------------------------

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. The Company intends to market a significant portion of its products to the automotive industry in the forthcoming year. This may create a market concentration in future years. Sales to this industry have not been significant in the past.

     A geographic concentration exists because the Company has historically sold approximately 40% of its products and services in the State of Colorado with remaining revenue derived from sales throughout the United States. Financial instruments that subject the Company to credit risk consist principally of accounts receivable. The Company performs periodic credit evaluations on its customers' financial condition to reduce its exposure to credit risks.

     At December 31, 1997, the Company maintained cash balances with a commercial bank, which were approximately $414,000 in excess of FDIC insurance limits.

     The Company is dependent on four key suppliers. The Company has contracts with these suppliers, however, they are not exclusive and can be terminated at any time. Management believes that while the Company may suffer a short-term adverse impact, it would be able to replace anyone of these suppliers.

                                  NAVIDEC, INC.

                          NOTES TO FINANCIAL STATEMENTS



5.   CONTRACTS IN PROGRESS:
     ---------------------

     The following applies to contracts in progress as of December 31, 1997:

        Costs incurred on contracts in progress                      $   30,000
        Estimated earnings                                               76,000
                                                                     ----------
                                                                        106,000
        Less progress billings                                             --
                                                                     ----------

        Costs and estimated earnings in excess of billings           $  106,000
                                                                     ==========


6.   PROPERTY AND EQUIPMENT:
     ----------------------

     Property and equipment at December 31, 1997 consists of the following:

        Furniture, fixtures and equipment                            $1,036,000
        Leasehold improvements                                           41,000
                                                                     ----------
                                                                      1,077,000
        Less accumulated depreciation                                  (364,000)
                                                                     ----------
                                                                     $  713,000
                                                                     ==========


7.   NOTES PAYABLE:
     -------------

     Notes payable at December 31, 1997, consists of the following:

     Note payable,  financial institution,  due in
     monthly principal installments of $5,000 plus
     interest   at  prime  plus  1/4%   (8.75%  at
     December  31,  1997),   due  July  15,  2002,
     collateralized  by a certificate  of deposit.
     The loan agreement contains covenants, which,
     among other items, restricts the Company from
     incurring  certain  debt.  As of December 31,
     1997, the Company is in compliance with these
     covenants.                                                      $  275,000

     Other.                                                               3,000
                                                                     ----------
                                                                        278,000

     Less current portion                                               (63,000)
                                                                     ----------
                                                                     $  215,000
                                                                     ==========

                                  NAVIDEC, INC.

                          NOTES TO FINANCIAL STATEMENTS



8. COMMITMENTS AND CONTINGENCIES:

     Capital Lease Obligations - The Company leases certain equipment under agreements classified as capital leases. Equipment under the leases has a cost of approximately $174,000 and accumulated amortization of approximately $43,000. The following is a schedule of future minimum lease payments under capital leases at December 31, 1997.

        Future minimum lease payments                                 $ 177,000
        Less amount representing interest                               (45,000)
                                                                      ---------

        Present value of net minimum lease payments                     132,000

        Less current portion                                            (37,000)
                                                                      ---------
                                                                      $  95,000
                                                                      =========


     Office Leases - The Company leases its office space under operating leases for a term expiring 2001. The lease calls for monthly payments of $10,000. The aggregate minimum annual lease payments are as follows:

                                                                   Operating
        Year Ending December 31,                                     Leases
        ------------------------                                   ---------

                1998                                               $ 121,000
                1999                                                 111,000
                2000                                                 101,000
                2001                                                  42,000
                                                                   ---------

        Total minimum lease payments                               $ 375,000
                                                                   =========


     Receivables Factored With Recourse - In 1997, the Company entered into an agreement with a bank to factor, with full recourse, existing and future accounts receivable to a maximum of $750,000. The Company must maintain a cash reserve account with the bank of up to 20% of the face amount of receivables sold to the bank. The Company's recourse obligation is secured by all of the Company's assets and is guaranteed by two of the Company's shareholders. As of December 31, 1997, the face amount of receivables factored was $249,000 resulting in a recourse obligation of $190,000. For financial presentation purposes, the related receivable and outstanding recourse liability have been included as an asset and liability, respectively, on the balance sheet.

                                  NAVIDEC, INC.

                          NOTES TO FINANCIAL STATEMENTS



     Employment Agreements - In July 1996, the Company entered into employment agreements with two shareholders. The agreements provide for payments totaling $165,000 per year through June 30, 1998 and include covenants not to compete during the term of employment and for one year thereafter.

     The Company entered into a service agreement with a shareholder which commenced on August 1, 1996, and was subsequently extended through February 1999. The agreement provides for payments of approximately $5,000 per month plus options to purchase 212,500 shares of the Company's common stock at $4.12 per share. The options are exercisable from April 1999 to October 2001. The agreement also contains a covenant not to compete during the term of the service agreement and for one year thereafter. During 1997, the Company loaned $60,000 to this shareholder at 5.5% interest, due in semi-monthly installments of $2,300 beginning January 1, 1998, collateralized by the options discussed above.

     In April 1997, the Company entered into an additional service agreement with this shareholder. This agreement provides for additional payments of $5,000 per month plus 2 1/2% of any capital raised as a result of the shareholder's efforts in the form of options and warrants for the Company's stock. These options shall be exercisable at the closing price of the Company's stock on the date of closing of any transaction, exercisable commencing six months after each grant and expire five years from the date of each grant. The agreement expired on October 1, 1997. As a result of this agreement, 4,717 warrants are outstanding at December 31, 1997.


9.   STOCKHOLDERS' EQUITY (DEFICIT):
     ------------------------------

     Termination of S-Corporation Status - Effective July 1, 1996, the Company terminated its S-Corporation status and became a C-Corporation. As a result, the Company reclassified its accumulated deficit attributable to the S-Corporation as a reduction in common stock upon termination of S-Corporation status.

     Public Stock Offering - In February 1997, the Company completed an initial public stock offering of 1,000,000 Units (comprised of 1,000,000 shares of common stock and warrants for the purchase of 1,000,000 shares of common stock) which provided gross proceeds to the Company of approximately $4,555,000. Included in the 1,000,000 shares were 245,000 shares offered by the holders of unsecured subordinated convertible promissory notes. Each warrant allows the holder to purchase one share of common stock at an exercise price of $7.20 through February 2002. The warrants are redeemable by the Company at $.05 per warrant upon 30 days notice if the market price of the common stock for 20 consecutive trading days within the 30-day period preceding the date the notice is given equals or exceeds $8.40. The Company also sold to the underwriter at the close of the public offering underwriters warrants, at a price of $0.001 per warrant, to purchase 100,000 shares of common stock. The underwriters warrants are exercisable for 4 years beginning in February 1998 at $7.38 per share.

                                  NAVIDEC, INC.

                          NOTES TO FINANCIAL STATEMENTS



     Private Placement - The Company is raising additional capital in a private placement. The offering provides for a maximum amount of $2,500,000 with no minimum, consisting of a maximum of 555,555 units (comprised of one share of common stock and one warrant) at $4.50 per unit. Each warrant allows the holder to purchase one share of common stock at an exercise price of $7.20 for a period extending through February 10, 2002. The warrants are redeemable by the Company at $.05 per warrant upon 30 days notice if the market price for 20 consecutive trading days within the 30-day period preceding the date the notice is given equals or exceeds $8.40. The Company is required by the terms of the placement agreement to register the common shares and the common shares underlying the warrants within 45 days of filing the Company's 10-KSB. Offering costs associated with the private placement include underwriter commissions and non-accountable expense allowances totaling 13% of proceeds, as well as placement agent warrants to purchase 10% of the units sold for 5 years from the date of closing at $4.50 per unit. In addition, the Company has agreed to issue any broker or registered agent who places four or more placement units (consisting of 6,000 units or $27,000 each) one broker warrant for each $20 sold at a price of $4.50. As of December 31, 1997, the Company had closings on the private placement of $717,000 net of offering costs of $132,000. No warrants had been issued to brokers or registered representatives as of December 31, 1997.

     Through March 5, 1998, the Company completed two additional closings on the private placement for a total of 45,000 units, receiving proceeds of $176,000 net of offering costs of $27,000.

     Stock Split - During 1996, the Company declared a 1 for 2 reverse stock split and 510.2041 for 1 stock split. The Company also declared a .85 for 1 reverse stock split to be effective immediately prior to the initial public offering. Accordingly, all common stock reflected in the financial statements and accompanying notes reflect the effect of the split and reverse splits.

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

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options granted to employees and directors. Accordingly, no compensation cost has been recorded for grants of options to employees and directors where the exercise price is not less than the fair market value of the Company's

                                  NAVIDEC, INC.

                          NOTES TO FINANCIAL STATEMENTS


     common stock on the measurement date. Had compensation cost been determined using the fair value method pursuant to FAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated in the following table:

                                                      Year Ended June 30,
                                                  ----------------------------
                                                      1997             1996
                                                  ------------     -----------
        Net loss
         As reported                              $(4,107,000)     $(1,415,000)
         Pro forma                                 (2,721,000)      (1,415,000)


        Net loss per common share
         As reported                              $     (1.47)     $      (.73)
         Pro forma                                      (1.51)            (.73)



     The fair value of all options granted was estimated as of the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                       Year Ended June 30,
                                                  ----------------------------
                                                      1997             1996
                                                  -----------      -----------

        Estimated fair value per option               $4.33           $ -
        Expected volatility                            104%             - %
        Risk-free interest rate                        5.5%            6.5%
        Expected dividends                              -               -
        Expected term (in years)                       4.4             3.5



10.  INCOME TAXES:
     ------------

     As of December 31, 1997, the Company has a net operating loss (NOL) carryforward for tax reporting purposes of approximately $3,750,000. This NOL expires in the years 2011 through 2017.

     Deferred income taxes are provided for differences between the tax and book basis of assets and liabilities as a result of temporary differences in the recognition of revenues or expenses for tax and financial reporting purposes, which relates primarily to certain items not currently deductible for tax purposes until paid.

                                  NAVIDEC, INC.

                          NOTES TO FINANCIAL STATEMENTS



     Deferred tax assets (liabilities) resulting from these differences consist of the following:

        Net operating loss carryforward                            $ 1,398,000
        Other                                                          (30,000)
                                                                   -----------
             Total                                                   1,368,000
        Less valuation allowance                                    (1,368,000)
                                                                   -----------

        Net deferred tax asset                                     $      --
                                                                   ===========

     The valuation allowance for deferred tax assets increased from $236,000 at December 31, 1996 to $1,330,000 at December 31, 1997, due primarily to an increase in the Company NOL carryforwards.


11.   DEFINED CONTRIBUTION PLAN:
      -------------------------

     The Company has a 401(k) profit sharing plan (the Plan). Eligible employees may make voluntary contributions to the Plan. The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company made no contributions in 1997 and 1996.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9.   MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's 1998 Annual Meeting Proxy Statement under the caption ".

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Description
------    -----------


 1.1       Form of Underwriting Agreement                                  *
 1.2       Form of Selected Dealers Agreement                              *
 1.3       Warrant Exercise Fee Agreement                                  *
 3.1       Amended and Restated Articles of Incorporation of ACI           *
           Systems, Inc.
 3.2       Amended and Restated Bylaws of ACI Systems, Inc.                *
 3.3       Articles of Merger and Agreement and Plan of Merger             *
           Between ACI Systems, Inc.
           and Interactive Planet, Inc.
 4.1       Form of Certificate for Common Stock of NAVIDEC, Inc.           *
 4.2       Form of Warrant                                                 *
 4.3       Form of Warrant Agreement                                       *
 4.4       Form of Representative's Option Agreement                       *
 4.5       Form of Private Placement Financing Converted Units             *
           Registration Rights Agreement
 4.6       Form of 10% Unsecured Subordinated Convertible                  *
           Promissory Note
 4.7       Form of Placement Agent's Warrant Registration Rights           *
           Agreement [Rescinded]
 4.8       Form of Placement Agent's Warrant for the Purchase of           *
           Shares of Common Stock and Warrants [Rescinded]
 5.1       Opinion, with Consent, of Cohen Brame & Smith                   *
           Professional Corporation

10.1       Form of "Lock Up" Letter to be entered into by the              *
           Company's current shareholders
10.2       Form of Shareholders' Agreement dated July 12, 1996,            *
           among NAVIDEC, Inc. and its shareholders on such date.
10.3       Form of Confidentiality and Non-Disclosure Agreement            *
           between the Company and its significant technical
           employees
10.4       Employment Agreement dated July 3, 1996 between                 *
           NAVIDEC, Inc. and Ralph Armijo
10.5       Employment Agreement between NAVIDEC, Inc. and                  *
           John R. McKowen
10.6       Lease Agreement dated February 23, 1996 for the                 *
           premises located at 14 Inverness Dr., Building F, Suite
           116, Englewood, Colorado  80112
10.7       Lease Agreement dated October 27, 1993 for the premises         *
           located at 7002 S. Revere Parkway, Suite 40, Englewood,
           Colorado  80112 [Terminated in December 1996]
10.8       Promissory Note as of October 1, 1993, in the principal         *
           amount of $119,199, from ACI Systems, Inc. payable to
           Arthur Armijo
10.9       Promissory Note as of March 31, 1996, in the principal          *
           amount of $45,110 from Interactive Planet, Inc. payable
           to Patrick Mawhinney
 10.10     Promissory Note as of July 9, 1996, in the principal            *
           amount of $75,000 from NAVIDEC, Inc. payable to Cynthia
           Simmons
10.11      Business/Manager Agreement and Commercial Security              *
           Agreement, each dated February 27, 1996, between
           NAVIDEC, Inc. and Colorado State Bank of Denver
10.12      Form of Commercial Guarantee of Ralph Armijo and Arthur         *
           Armijo in favor of Colorado State Bank of Denver in
           connection with February 27, 1996 Promissory Note
10.13      Form of Commercial Continuing Guarantee of Ralph Armijo         *
           and Arthur Armijo dated November 17, 1993 in favor of
           Vectra Bank in connection with line of credit
           terminated in February 1996
10.14      Promissory Note as of August 6, 1996, in the principal          *
           amount of $70,000 from NAVIDEC, INC. payable to Ralph
           Armijo
10.15      Promissory Note as of July 26, 1996 in the principal            *
           amount of $30,000 from NAVIDEC, INC. payable to Patrick
           Mawhinney
10.16      Promissory Note as of July 25, 1996, in the principal           *
           amount of $182,500 from NAVIDEC, INC. payable to Little
           Land Company
10.17      Netscape Commercial Applications Partner Program                *
           (NCAPP) Guidelines
10.18      Form of Restated Agreement Not to Sell with Bridge              *
           Financing Selling Stockholders
10.19      Form of Insider's Lock-up Agreement to be entered into          *
           by the Company's officers, directors and 5%
           shareholders
10.20      Form of Promissory Note in the principal amount of              *
           $70,000 from NAVIDEC, Inc. payable to Trust Company of
           America FBO Michael Hendricks SEP IRA and guaranteed by
           Ralph Armijo and Patrick Mawhinney

10.21      Wheels licence agreement with the Denver Post        Filled Here With
10.22      Wheels licence agreement with KOIN TV                Filled Here With
21.1       Subsidiaries of the Registrant                                  *
23.1       Consent of Hein + Associates LLP                                *
23.2       Consent of Cohen Brame & Smith Professional Corporation         *
           (included in Exhibit 5.1)
23.3       Consent of Lloyd G. Chavez, Jr.                                 *
24.1       Power of Attorney with respect to certain signatures
           in the Registration statement (see signature page to
           Registration Statement)
27         Financial Data Schedule                                         *


* All exhibits are incorporated by reference to like numbered exhibits to the Company's Registration Statement on Form SB-2 declared effective February 10, 1997 (SEC File Number 333-14497).