Form 10QSB
period 1998-03-31
NAVIDEC INC
filed 1998-05-14
CIK 1023734

FORM 10-QSB - Quarterly

    Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the period ended March 38, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 0-29098

                                 NAVIDEC, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 COLORADO                                    33-0502730
              --------------                              ------------------
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

        COMMON STOCK NO PAR VALUE
        Title of Class

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 1998, Registrant had 3,301,000 shares of common stock outstanding.

                                 NAVIDEC, INC.
                                 -------------
                                     INDEX
                                     -----


PART I. FINANCIAL INFORMATION
-----------------------------

   Item 1.  Financial Statements

            Balance Sheets as of March 31, 1998 and December 31, 1997

            Statements of Operations, Three months ended March 31, 1998 and 1997

            Statements of Cash Flows,
            Three months ended March 31, 1998 and 1997

            Notes to Financial Statements

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations





PART II. OTHER INFORMATION
--------------------------

            Item 1- 4.  Not Applicable

            Item 5.  Other Information

Item 6.     Exhibits and Reports on Form 8-K

PART III. SIGNATURES
--------------------

Item 1.     Signatures

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

                                 NAVIDEC, INC.
                                 -------------
                                 BALANCE SHEETS
                                 --------------
                                  NAVIDEC, INC.
                                 BALANCE SHEETS

                                                       March 31,    December 31,
                                                         1998          1997
                                                     -----------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                            $   584,000    $   369,000
Accounts Receivable:
  Trade net of $50,000 allowance for doubtful
    accounts                                         $   689,000    $   726,000
Retainage                                            $    21,000
Cost and estimated earnings in excess of billing     $   367,000    $   106,000
Notes Receivable                                     $    49,000    $    60,000
Inventory                                            $   294,000    $   549,000
Prepaid expenses and other current assets            $    87,000    $    86,000
                                                     -----------    -----------
Total current assets                                 $ 2,071,000    $ 1,917,000

PROPERTY AND EQUIPMENT, net                          $   743,000    $   713,000

OTHER ASSETS

Restricted certificate of deposit                    $   300,000    $   300,000
Intangibles, net                                     $    89,000    $   169,000
                                                     -----------    -----------
Total Assets                                         $ 3,203,000    $ 3,099,000
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS  EQUITY
CURRENT LIABILITIES
Current portion of capital lease obligations         $    37,000    $    37,000
Notes payable                                        $    63,000    $    63,000
Accounts payable                                     $   644,000    $   778,000
Payable to factor                                    $   232,000    $   190,000
Other accrued liabilities                            $   210,000    $   171,000
                                                     -----------    -----------
Total current liabilities                            $ 1,185,000    $ 1,239,000

CAPITAL LEASE OBLIGATIONS,
net current portion                                  $    94,000    $    95,000

NOTES PAYABLE,
net current portion                                  $   200,000    $   215,000

STOCKHOLDERS  EQUITY

Common stock, no par value;
 20,000,000 shares authorized
 3,301,000 and 3,201,000 shares
 issued and outstanding                              $ 7,422,000    $ 6,768,000
Accumulated deficit                                   (5,699,000)    (5,218,000)
Total stockholders
  equity (deficit)                                   $ 1,724,000    $ 1,550,000
                                                     -----------    -----------
TOTAL LIABILITIES and
STOCKHOLDERS  EQUITY                                 $ 3,203,000    $ 3,099,000
                                                     ===========    ===========


             See accompanying notes to these financial statements.

                                  NAVIDEC, INC.
                                  -------------
                            STATEMENTS OF OPERATIONS


                                                     For the Three Months
                                                        Ended March 31,
                                                 ------------------------------
                                                    1998                1997
                                                 -----------        -----------
NET SALES                                        $ 1,702,000        $ 1,363,000
     Cost of Sales                               $ 1,055,000        $   858,000
GROSS MARGIN                                     $   647,000        $   506,000

     Operating Expenses                          $ 1,112,000        $   769,000
                                                 -----------        -----------

OPERATING INCOME (LOSS)                          $  (465,000)       $  (263,000)

OTHER INCOME (EXPENSES)
  Interest, net                                  $   (16,000)       $  (231,000)
  Other                                          $         0        $    (1,000)
                                                 -----------        -----------

  Other, net                                     $   (16,000)       $  (232,000)

NET INCOME (LOSS)                                $  (481,000)       $  (534,000)
                                                 ===========        ===========



NET LOSS PER SHARE                               $      (.15)       $      (.23)

WEIGHTED AVERAGE COMMON SHARES
AND EQUIVALENTS OUTSTANDING                        3,236,000          2,290,000


             See accompanying notes to these financial statements.


                                            NAVIDEC, INC.
                                            -------------
                                      STATEMENTS OF CASH FLOWS

                                     FOR THE THREE MONTHS ENDED
                                              MARCH 31

                                                                  1998                 1997
                                                              -----------          -----------
Cash flows from operating activities
Net Loss                                                      $  (481,000)         $  (534,000)

Adjustments to reconcile net loss to net cash used by operating activities:

 Depreciation and amortization                                $   169,000          $    92,000

 Changes in operating assets and liabilities

 Decrease (increase) in accounts receivable                   $    58,000          $  (953,000)
 Decrease (increase) in costs and estimated earnings          $  (261,000)
 Decrease (increase) in inventory                             $   255,000          $   (49,000)
 Decrease (increase) in prepaid expenses                      $    (1,000)         $  (193,000)
 Increase (decrease) in accounts payable                      $  (134,000)         $   186,000
 Increase (decrease) in accrued expenses                      $    39,000          $  (152,000)

Net cash provided by (used in) operating activities           $  (356,000)         $(1,527,000)

Cash flows from investing activities:

 Purchases of fixed assets                                    $  (119,000)         $   (67,000)

Cash flows from financing activities:
  Proceeds from sale of Accounts receivable                   $   402,000          $      --

  Payments on Notes Payable/Lease Payable                     $  (376,000)         $(1,850,000)

  Proceeds from issuance of notes/Capital Leases              $         0          $   240,000

  Decrease (increase) in notes receivable                     $    11,000          $   (30,000)

  Issuance of common stock                                    $   654,000          $ 4,880,000

Net cash provided by (used in) financing activities           $   690,000          $ 3,634,000

Net increase in cash                                          $   215,000          $ 2,040,000

Supplemental schedule of cash flow information:

  Debentures converted to common stock                                             $ 1,437,000



             See accompanying notes to these financial statements.

                                       5

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

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

Stockholders' Equity
Public Stock Offering - On February 14, 1997, the Company completed an initial public stock offering of 1,000,000 Units (comprised of 1,000,000 shares of common stock and warrants for the purchase of 1,000,000 shares of common stock) which provided gross proceeds to the Company of approximately $4,555,000. Simultaneous with the offering convertible debenture holders converted $1,438,000 in convertible notes into common stock and warrants. Included in the 1,000,000 Units are 245,000 shares of common stock offered by the holders of the unsecured subordinated convertible promissory notes. Each warrant allows the holder to purchase one share of common stock at an exercise price of $7.20 for a period of five years after the date of the offering. The warrants are redeemable by the Company at $.05 per warrant upon 30 days notice if the market price of the common stock for 20 consecutive trading days within the 30-day period preceding the date the notice is given equals or exceeds $8.40. The Company also sold to the underwriter at the close of the public offering underwriters warrants, at a price of $0.001 per warrant, to purchase 100,000 shares of common stock exclusive of the over- allotment. The underwriters warrants are exercisable for 4 years beginning in February 1998 at $7.38 per share.

Stock Split - During 1996, the Company declared a 1 for 2 reverse stock split and 510.2041 to 1 stock split. The Company also declared a .85 for 1 reverse stock split which became effective upon the initial public offering in February 1997. All common stock reflected in the financial statements and accompanying notes reflect the effect of the split and reverse split.

Private Placement - The Company is raising additional capital in a private placement. The offering provides for a maximum amount of $2,700,000 with no minimum consisting of a maximum of 600,000 units (comprised of one share of common stock and one warrant) at $4.50 per unit. Each warrant allows for the holder to purchase one share of common stock at an exercise price of $7.20 for a period extending though February 10, 2002. The warrants are redeemable by the Company at $.05 per warrant upon 30 days notice if the market price for 20 consecutive trading days within the 30-day period preceding the date the notice is given equals or exceeds $8.40. The Company is required by the term of the placement agreement to register the common shares and the common shares underlying the warrants within 45 day of filing the Company's 10-KSB. Offing costs associated with the private placement include underwriting commissions and non-accountable expenses totaling 13% of proceeds, as well as placement agent warrants to purchase units for 5 years from the date of closing at $4.50 per unit. In addition, the Company has agreed to issue any broker or registered agent who places four or more placement units (consisting of 6,000 units or $27,000 each) on broker warrant for each $20 sold at a price of $4.50. As of March 31, 1997, the Company had closing on the private placement of $1,363,000 net of offering costs of $246,000. No warrants had been issued to brokers or registered representatives as of March 31, 1998.

 Notes Payable

 Notes payable at March 31, 1997, consists of the following:

 Note payable to a bank,  interest at prime plus 1/2% (8.75% as of March
 31, 1998) and principal payments of $5,000 payable monthly with remaining principal paid upon maturity in June 2002,
 collateralized by a CD owned by the company.                           $260,000

 Note payable to officer/director /shareholder,
 principal along with interest at 10% per annum
 due on December 31, 1998.                                              $  4,000

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


Cautionary Statement Regarding Forward Looking Statements. The matters discussed in this report, when not historical matters, are forward looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among other things, the rapidly developing and unpredictable nature of the Internet, intense competition in all of the Company's markets, obsolescence of products and technological changes, the need for management of growth and the dependence on relationships of the Company with its customers and suppliers, as well as other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

Overview

The Company was organized as ACI Systems, Inc. in July 1993 and changed its name to NAVIDEC, Inc. in July 1996. The Company's principal sources of revenue are from the resale of computer equipment, high technology peripherals and electronic components manufactured by independent vendors ( Product Distribution ) and services related to Internet/Intranet Solutions, license fees from recurring lead revenue from the Wheels solution. The Company merged with Interactive Planet, Inc. ("IPI"), a designer and developer of Internet World Wide Web sites, in July 1996. The Company issued an aggregate of 678,877 shares of Common Stock to the shareholders of IPI and a promissory note in the amount of $75,000 to one shareholder of IPI in exchange for all of the issued and outstanding stock of IPI. The Company acquired TouchSource, Inc. ("TS"), a designer and developer of interactive Kiosks, in July 1997. The Company issued an aggregate of 207,000 shares of Common Stock to the shareholders of TS and TS was merged into the Company in exchange for all of the issued and outstanding stock of TS. The merger and acquisition were consummated in order to expand the Company's business model of combined expertise in traditional marketing and distribution and Internet/ Intranet technology.

The Company's strategy is to increase revenue generated by its two core competencies: (1) Internet/Intranet Solutions i.e. "Wheels", which are focused in five major market areas, including computer and network infrastructure equipment, software and services, content aggregation, electronic commerce and order fulfillment, and (2) Product Distribution. The Company has built and intends to continue to build an infrastructure that assumes this strategy will succeed. The failure of the Company to achieve this strategy could have a material adverse effect on the Company's business, financial condition and results of operations.

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

From November 1997 to March 1998, the Company raised net proceeds of approximately $1,117,000 from the issuance of 302,890 shares of commons stock and warrants from a private placement. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $7.20 per share until February 10, 2002. The Warrants are redeemable at the option of the Company, at $.05 per Warrant, at any time on or after February 10, 1998 or such earlier date as may be determined by Joseph Charles & Associates, the managing underwriter in the public offering

Results of Operations

The following tables sets forth for the periods indicated the percentage of net sales represented by certain line items included in the Company's statement of operations.

                                                 Quarter Ended
                                                    March 31
                                           1998                1997
                                           ----                ----
Net Sales                                  100%                 100%
Cost of Sales                               62%                  63%
Gross Margin                                38%                  37%
Operating Expense                           65%                  56%
Other Income (Expense)                      (1)%                (17)%
Net Income (Loss)                          (28)%                (39)%


Net sales for the first quarter of 1998 were $1,702,000 which represents an increase of 25% over net sales of $1,363,000 for the first quarter of 1997. The increase is primarily attributed to sales of Internet/Intranet Solutions, which were $614,000 an increase of 109% over net sales of $294,000 during the first quarter of 1997. Sales of the companies Wheels solution, which was introduced in the 4th quarter of 1997 accounted for $365,000 or 59% of the Internet/Intranet sales for the first quarter of 1998. In addition, net sales of Computer Infrastructure were $539,000 an increase of 34% over net sales of $402,000 The increase in net sales in all three categories was primarily attributable to increased marketing activities and greater market penetration.

Net sales in Distribution were $549,000 a decrease of 18% from net sales of $667,000 during the first quarter of 1997. The decrease in sales is attributed to the discontinuation of distribution products that didn't have strong gross profit and or recurring sales.

Operating expenses for first quarter of 1998 were $1,112,000 compared with $769,000 for the first quarter 1997. The increase in operating expenses was primarily the result of an increase in staff and marketing activities associated with expanding the wheels product and its market area. Operating expenses are expected to remain stable as the Company continues to invest in the development of high end Internet/Intranet Solutions.

Net interest expense for first quarter of 1998 was $16,000 compared with $232,000 for first quarter of 1997. The decrease was a result of the Bridge Promissory Notes that were converted in February of 1997. The company expects interest expense to remain constant for the remainder of 1998.

Liquidity and Capital Resources

Through March 31, 1998, the Company funded its operations primarily through equity investments, through the Company's IPO and subsequent Private Placement that was completed in April of 1998 , and revenues generated from operations, lines of credit and factoring arrangements made available to it by banks. On March 31, 1997 the Company had cash and cash equivalents of $584,000 and a net working capital of $886,000 compared to cash and cash equivalents of $369,000 and a net working capital of $678,000 as of December 31, 1997.

Cash used in operating activities for the Company totaled $356,000 and $1,527,000 for first quarter of 1998 and 1997, respectively. Cash used in investing activities consisted of expenditures for property and equipment. Capital expenditures increased to $119,000 in first quarter of 1998 from $67,000 during first quarter of 1997. Th expenditures were to develop the infrastructure for the Wheels products.

Cash from financing activities in fiscal 1998 consisted of advances from receivable financing of $402,000 net of repayments of $376,000, proceeds from the issuance of common stock of $654,000. This compares to 1997 repayments of Notes of $1,437,000 from the Bridge Private Placement, $226,000 in loans from shareholders and employees.

The Company has not recorded a deferred tax asset as it cannot conclude to date that it is more likely than not that the deferred tax asset will be realized.

PART II - OTHER INFORMATION
---------------------------

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

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits.

                    The exhibits included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

                  27   Financial Data Schedule

                  (b)  Reports on Form 8-K
                       There are no reports on Form 8-K filed during the quarter for which this report is filed.

PART III. SIGNATURES
--------------------
Item 1. Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              NAVIDEC, INC.
                                              -------------



Date:  May 12, 1998

                                              By   /S/ RALPH ARMIJO
                                                   -----------------------------
                                                   Ralph Armijo
                                                   President and CEO


                                              By   /S/ PAT MAWHINNEY
                                                   -----------------------------
                                                   Pat Mawhinney
                                                   Chief Financial Officer