Form 10QSB/A
period 1998-03-31
NAVIDEC INC
filed 1998-07-16
CIK 1023734

FORM 10-Q/ASB-Quarterly
                    Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/ASB

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended March 31, 1998.

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

          COMMON STOCK NO PAR VALUE
          Title of Class

APPLICABLE ONLY TO CORPORATE ISSUERS:

          As of March 31, 1998, Registrant had 3,301,000 shares of common stock outstanding

                                  NAVIDEC, INC.

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

                                 BALANCE SHEETS
                                 --------------


                                                       March 31,    December 31,
                                                   1998 (Unaudited)     1997
                                                   ----------------     ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                            $   584,000    $   369,000
Accounts Receivable:
  Trade net of $50,000 allowance for doubtful
    accounts                                         $   689,000    $   726,000
Retainage                                                           $    21,000
Cost and estimated earnings in excess of billing     $   367,000    $   106,000
Notes Receivable                                     $    49,000    $    60,000
Inventory                                            $   294,000    $   549,000
Prepaid expenses and other current assets            $    88,000    $    86,000
                                                     -----------    -----------
Total current assets                                 $ 2,071,000    $ 1,917,000

PROPERTY AND EQUIPMENT, net                          $   743,000    $   713,000

OTHER ASSETS

Restricted certificate of deposit                    $   300,000    $   300,000
Intangibles, net                                     $    89,000    $   169,000
                                                     -----------    -----------
Total Assets                                         $ 3,203,000    $ 3,099,000
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Current portion of capital lease obligations         $    37,000    $    37,000
Notes payable                                        $    63,000    $    63,000
Accounts payable                                     $   644,000    $   778,000
Payable to factor                                    $   210,000    $   190,000
Other accrued liabilities                            $   232,000    $   171,000
                                                     -----------    -----------
Total current liabilities                            $ 1,186,000    $ 1,239,000

CAPITAL LEASE OBLIGATIONS,
net current portion                                  $    94,000    $    95,000

NOTES PAYABLE,
net current portion                                  $   200,000    $   215,000

STOCKHOLDERS  EQUITY

Common stock, no par value;
 20,000,000 shares authorized
 3,370,000 and 3,201,000 shares
 issued and outstanding                              $ 7,422,000    $ 6,768,000
Accumulated deficit                                   (5,699,000)    (5,218,000)
                                                     -----------    -----------
Total stockholders
  equity (deficit)                                   $ 1,723,000    $ 1,550,000
TOTAL LIABILITIES and
STOCKHOLDERS  EQUITY                                 $ 3,203,000    $ 3,099,000
                                                     ===========    ===========


              See accompanying notes to these financial statements.

                                  NAVIDEC, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                      FOR THE THREE MONTHS
                                                  ENDED MARCH 31, (UNAUDITED)
                                               --------------------------------
                                                  1998                  1997
                                                  ----                  ----

NET SALES                                      $ 1,702,000          $ 1,363,000

    Cost of sales                                1,055,000              857,000
                                               -----------          -----------

GROSS MARGIN                                       647,000              506,000

    Operating expense                            1,112,000              769,000
                                               -----------          -----------

OPERATING INCOME (LOSS)                           (465,000)            (263,000)

OTHER INCOME (EXPENSE):
    Interest, net                                  (16,000)            (270,000)
    Other                                              -0-               (1,000)
                                               -----------          -----------
         Other, Net                                (16,000)            (271,000)
                                               -----------          -----------
NET INCOME (LOSS)                              $  (481,000)         $  (534,000)
                                               ===========          ===========

NET LOSS PER SHARE                             $      (.15)         $      (.23)
                                               ===========          ===========

WEIGHTED AVERAGE COMMON
 SHARES AND EQUIVALENTS
 OUTSTANDING                                     3,236,000            2,290,000
                                               ===========          ===========

              See accompanying notes to these financial statements.




                                     NAVIDEC, INC.

                               STATEMENTS OF CASH FLOWS
                               ------------------------

                                                           FOR THE THREE MONTHS ENDED
                                                                     MARCH 31
                                                           --------------------------
                                                               1998           1997
                                                               ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $  (481,000)   $  (534,000)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
          Depreciation and amortization                        169,000         92,000
                Accounts receivable                             58,000       (953,000)
                Costs and estimated earnings in
                        excess of billings                    (261,000)          --
                Inventories                                    255,000        (49,000)
                Other assets                                    (3,000)      (193,000)
             Increase (decrease) in:
                Accounts payable and accrued liabilities      (134,000)       186,000
                Other liabilities                               61,000       (152,000)
                                                           -----------    -----------
      Net cash used in operating activities                   (336,000)    (1,603,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in Notes Receivable                     11,000        (30,000)
    Capital expenditures for property and equipment           (119,000)       (67,000)
                                                           -----------    -----------
      Net cash used in investing activities                   (108,000)       (97,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from factoring of accounts receivable             402,000           --
    Payment to factor                                         (382,000)
    Proceeds from issuance of common stock                     654,000      5,350,000
    Proceeds from issuance of notes payable                       --          240,000
    Proceeds from notes payable -related parties                40,000
    Payment on notes payable-related parties                   (40,000)
    Payment on notes payable and capital leases                (15,000)    (1,850,000)
                                                           -----------    -----------
       Net cash provided by financing activities               659,000      3,740,000

INCREASE IN CASH AND CASH EQUIVALENTS                          215,000      2,040,000

CASH AND CASH EQUIVALENTS,
      beginning of period                                      369,000        231,000
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                   $   584,000    $ 2,271,000
                                                           ===========    ===========
SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:
    Cash payments for interest                             $    16,000    $   231,000
                                                           ===========    ===========

Debentures converted to common stock                       $      --      $ 1,437,000
                                                           ===========    ===========


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

     Private Placement - The Company is raising additional capital in a private placement. The offering provides for a maximum amount of $2,700,000 with no minimum consisting of a maximum of 600,000 units (comprised of one share of common stock and one warrant) at $4.50 per unit. Each warrant allows for the holder to purchase one share of common stock at an exercise price of $7.20 for a period extending through February 10, 2002. The warrants are redeemable by the Company at $.05 per warrant upon 30 days notice if the market price for 20 consecutive trading days within the 30-day period preceding the date the notice is given equals or exceeds $8.40. The Company is required by the term of the placement agreement to register the common shares and the common shares underlying the warrants within 45 day of filing the Company's 10-KSB. Offering costs associated with the private placement include underwriting commissions and non-accountable expenses totaling 13% of proceeds, as well as placement agent warrants to purchase units for 5 years from the date of closing at $4.50 per unit. In addition, the Company has agreed to issue any broker or registered agent who places four or more placement units (consisting of 6,000 units or $27,000 each) one broker warrant for each 20 unit sold at a price of $4.50. As of March 31, 1997, the Company had closing on the private placement of $1,371,000 net of offering costs of $243,000. No warrants had been issued to brokers or registered representatives as of March 31, 1998.

     COMPREHENSIVE INCOME
     In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 130, Reporting Comprehensive Income ("FAS 130"). FAS 130, which is effective for fiscal years beginning after December 15, 1997, defines comprehensive income as all changes in shareholder equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive income
     (loss) was equal to its net income (loss) for the three month periods ended March 31, 1998 and 1997.


     NOTES PAYABLE
     Notes payable at March 31, 1997, consists of the following:

     Note  payable  to a bank,  interest  at prime  plus1/2%
     (8.75% as of March 31, 1998) and principal  payments of
     $5,000 payable  monthly with  remaining  principal paid
     upon  maturity  in June  2002,  collateralized  by a CD
     owned by the company.                                        $260,000

     Note   payable   to   officer/director    /shareholder,
     principal  along with  interest at 10% per annum due on
     December 31, 1998.                                            $ 3,000

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Cautionary Statement Regarding Forward Looking Statements. The matters discussed here and elsewhere in this Prospectus, when not historical matters, are forward looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among other things, the rapidly developing and unpredictable nature of the Internet, intense competition in all of the Company's markets, obsolescence of products and technological changes, the need for management of growth and the dependence on relationships of the Company with its customers and suppliers, as well as other risk factors described elsewhere in this Prospectus.

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

     On February 14, 1997, the Company consummated a public offering of 1,000,000 Units consisting of one share of Common Stock and one Common Stock purchase warrant ("Warrant"). Each Warrant entitles the holder to purchase one share of Common Stock at a price of $7.20 per share until February 10, 2002. The

Warrants are redeemable at the option of the Company, at $.05 per Warrant, at any time on or after February 10, 1998 or such earlier date as may be determined by JCA. Of the 1,000,000 shares of Common Stock and 1,000,000 Warrants included in the offering, 755,000 shares of Common Stock and 1,000,000 Warrants were sold by the Company, for net proceeds of approximately $3,436,000 (after subtracting the underwriting discount and other expenses of the offering). The remaining 255,000 shares of Common Stock were sold by the investors in the Bridge Private Placement.

     From November 1997 to April 1998, the Company raised net proceeds of approximately $2,229,750 from the issuance of 594,500 shares of commons stock and warrants from a private placement. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $7.20 per share until February 10, 2002. The Warrants are redeemable at the option of the Company, at $.05 per Warrant, at any time on or after February 10, 1998 when the Company's Common Stock on 20 consecutive trading days has closed above $8.40 per share and there is an effective registration statement on file with the Securities and Exchange Commission.

Results of Operations

     The following tables sets forth for the periods indicated the percentage of net sales represented by certain line items included in the Company's statement of operations.

                                             Three Months Ended
                                                   March 31
                              -------------------------------------------------
                                      1998                          1997
                                      ----                          ----

Net Sales                     100%    $ 1,702,000           100%    $ 1,363,000
Cost of Sales                  62       1,055,000            63         857,000
Gross Margin                   38         647,000            37         506,000
Operating Expense              65       1,112,000            56         769,000
Other Income (Expense)         (1)        (16,000)          (20)       (271,000)
Net Income (Loss)             (28)       (481,000)          (39)       (534,000)

     Net sales for the first quarter of 1998 were $1,702,000 which represents an increase of 25% over net sales of $1,363,000 for the first quarter of 1997. The increase is primarily attributed to sales of Internet/Intranet Solutions, which were $614,000 an increase of 109% over net sales of $294,000 during the first quarter of 1997. Sales of the Company's Wheels solution, which was introduced in the 4th quarter of 1997 accounted for $365,000 or 59% of the Internet/Intranet sales for the first quarter of 1998. In addition, net sales of Computer Infrastructure were $539,000 an increase of 34% over net sales of $402,000 The increase in net sales in all three categories was primarily attributable to increased marketing activities and greater market penetration.

     Net sales in Distribution were $549,000 a decrease of 18% from net sales of $667,000 during the first quarter of 1997. The decrease in sales is attributed to the discontinuation of distribution products that didn't have strong gross profit and or recurring sales.

     Gross margin was 38% during first quarter of 1998, an increase of 1% over a gross margin of 37% during the same quarter in 1997. The increase in the Company's gross margin was attributed to management's elimination of several distribution products that carried low gross margin and the strong gross margin on Internet/Intranet Solutions.

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

     Net interest expense for first quarter of 1998 was $16,000 compared with $270,000 for first quarter of 1997. The decrease was a result of the Bridge Promissory Notes that were converted in February of 1997. The Company expects interest expense to remain constant for the remainder of 1998.

Liquidity and Capital Resources

     Through March 31, 1998, the Company funded its operations primarily through equity investments, from the Company's IPO and subsequent Private Placement that was completed in April of 1998 , and revenues generated from operations, lines of credit and factoring arrangements made available to it by banks. On March 31, 1997 the Company had cash and cash equivalents of $584,000 and a net working capital of $886,000 compared to cash and cash equivalents of $369,000 and a net working capital of $678,000 as of December 31, 1997.

     Cash used in operating activities for the Company totaled $336,000 and $1,603,000 for first quarter of 1998 and 1997, respectively. Cash used in investing activities consisted of expenditures for property and equipment. Capital expenditures increased to $119,000 in first quarter of 1998 from $67,000 during first quarter of 1997.

     Cash from financing activities in fiscal 1998 consisted of advances from factoring arrangements of $402,000 net of repayments of $382,000, proceeds from the issuance of common stock of $654,000. This compares to 1997 repayments of Notes of $1,437,000 from the Bridge Private Placement, $226,000 in loans from shareholders and employees.

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



                                         NAVIDEC, INC.
                                         -------------



Date:  May 12, 1998

                                    By    /S/ RALPH ARMIJO
                                          -----------------------
                                          Ralph Armijo
                                          President and CEO


                                    By    /S/ PAT MAWHINNEY
                                          -----------------------
                                          Pat Mawhinney
                                          Chief Financial Officer