Form 10QSB
period 1998-06-30
NAVIDEC INC
filed 1998-08-14
CIK 1023734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended June 30, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.
Commission file number 0-29098

                                 NAVIDEC, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

COLORADO                                            33-0502730
--------                                            ----------
(State or other                                     (IRS Employer
jurisdiction of                                     Identification No.)
incorporation or organization)

                        14 INVERNESS DRIVE, SUITE F-116,
                               ENGLEWOOD, CO 80112
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number: 303-790-7565

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing required for the past 90 days. Yes  X   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 1998, Registrant had 3,606,221 shares of common stock outstanding.

                                 NAVIDEC, INC.

                                     INDEX
                                     -----


PART I. FINANCIAL INFORMATION
-----------------------------

     Item 1.  Financial Statements

           Balance Sheets as of June 30, 1998 and December 31, 1997

           Statements of Operations, Three and Six months ended
           June 30, 1998 and 1997

           Statements of Cash Flows,
           Six months ended June 30, 1998 and 1997

           Notes to Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------

     Item 1.  Not Applicable

     Item 2.  Change in Securities and Use of Proceeds

     Item 3.   Not Applicable

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

PART III. SIGNATURES
--------------------

     Item 1.  Signatures

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
                                  NAVIDEC, INC.

                                 BALANCE SHEETS


                                                      June 30,      December 31,
                                                        1998            1997
                                                        ----            ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                            $   407,000    $   369,000
Accounts Receivable:
  Trade net of $50,000 allowance for doubtful
    accounts                                         $ 1,065,000    $   726,000
Retainage                                                           $    21,000
Cost and estimated earnings in excess of billing     $   303,000    $   106,000
Notes Receivable                                     $    36,000    $    60,000
Inventory                                            $   352,000    $   549,000
Prepaid expenses and other current assets            $    94,000    $    86,000
                                                     -----------    -----------
Total current assets                                 $ 2,257,000    $ 1,917,000

PROPERTY AND EQUIPMENT, net                          $   953,000    $   713,000

OTHER ASSETS

Restricted certificate of deposit                    $   300,000    $   300,000
Intangibles, net                                     $    52,000    $   169,000
                                                     -----------    -----------
Total Assets                                         $ 3,562,000    $ 3,099,000
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Current portion of capital lease obligations         $    37,000    $    37,000
Notes payable                                        $    63,000    $    63,000
Accounts payable                                     $   801,000    $   778,000
Payable to factor                                    $    96,000    $   190,000
Other accrued liabilities                            $   240,000    $   171,000
                                                     -----------    -----------
Total current liabilities                            $ 1,237,000    $ 1,239,000

CAPITAL LEASE OBLIGATIONS,
net current portion                                  $    78,000    $    95,000

NOTES PAYABLE,
net current portion                                  $   185,000    $   215,000

STOCKHOLDERS  EQUITY

Common stock, no par value;
 20,000,000 shares authorized
 3,606,221 and 3,201,000 shares
 issued and outstanding                              $ 8,319,000    $ 6,768,000
Accumulated deficit                                   (6,257,000)    (5,218,000)
                                                     -----------    -----------
Total stockholders
  equity                                             $ 2,062,000    $ 1,550,000
TOTAL LIABILITIES and
STOCKHOLDERS  EQUITY                                 $ 3,562,000    $ 3,099,000
                                                     ===========    ===========


              See accompanying notes to these financial statements.


                                                   NAVIDEC, INC.

                                             STATEMENTS OF OPERATIONS


                                             FOR THE THREE MONTHS                        FOR THE SIX MONTHS
                                                 ENDED JUNE 30,                             ENDED JUNE 30,
                                       --------------------------------          --------------------------------
                                           1998                 1997                 1998                 1997
                                       -----------          -----------          -----------          -----------

NET SALES                              $ 1,837,000          $ 1,589,000          $ 3,539,000          $ 2,952,000

    Cost of sales                        1,284,000            1,069,000            2,339,000            1,926,000
                                       -----------          -----------          -----------          -----------

GROSS MARGIN                               553,000              520,000            1,200,000            1,026,000

    Operating expense                    1,118,000            1,222,000            2,230,000            1,991,000
                                       -----------          -----------          -----------          -----------

OPERATING (LOSS)                          (565,000)            (702,000)          (1,030,000)            (965,000)

OTHER INCOME (EXPENSE):
    Interest, net                           12,000               24,000               (4,000)            (246,000)
    Other                                   (5,000)               2,000               (5,000)               1,000
                                       -----------          -----------          -----------          -----------
         Other, Net                          7,000               26,000               (9,000)            (245,000)
                                       -----------          -----------          -----------          -----------
NET (LOSS)                             $  (558,000)         $  (676,000)         $(1,039,000)         $(1,210,000)
                                       ===========          ===========          ===========          ===========

NET LOSS PER SHARE (Basic)             $      (.16)         $      (.24)         $      (.30)         $      (.50)
NET LOSS PER SHARE (Diluted)           $      (.16)         $      (.24)         $      (.30)         $      (.50)
                                       ===========          ===========          ===========          ===========

WEIGHTED AVERAGE COMMON
 SHARES AND EQUIVALENTS
 OUTSTANDING                             3,585,000            2,805,000            3,410,000            2,437,000
                                       ===========          ===========          ===========          ===========


                               See accompanying notes to these financial statements.

                                                        4


                                    NAVIDEC, INC.
                              STATEMENTS OF CASH FLOWS

                                                            FOR THE SIX MONTHS ENDED
                                                                    JUNE 30
                                                           --------------------------
                                                               1998           1997
                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $(1,039,000)   $(1,210,000)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
          Depreciation and amortization                        307,000        184,000
                Accounts receivable                           (318,000)      (631,000)
                Costs and estimated earnings in
                   excess of billings                         (197,000)      (133,000)
                Inventories                                    197,000       (178,000)
                Other assets                                    (8,000)      (185,000)
             Increase (decrease) in:
                Accounts payable and accrued liabilities        23,000       (438,000)
                Other liabilities                               69,000
                                                           -----------    -----------
      Net cash used in operating activities                   (966,000)    (2,591,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in Notes Receivable                     24,000        (30,000)
    Capital expenditures for property and equipment           (430,000)       (64,000)
                                                           -----------    -----------
      Net cash used in investing activities                   (406,000)       (94,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from factoring of accounts receivable             752,000        240,000
    Payment to factor                                         (846,000)      (532,000)
    Proceeds from issuance of common stock                   1,551,000      5,115,000
    Proceeds from issuance of notes payable                       --          300,000
    Proceeds from notes payable -related parties                40,000
    Payment on notes payable-related parties                   (40,000)
    Payment on notes payable and capital leases                (47,000)    (1,202,000)
                                                           -----------    -----------
       Net cash provided by financing activities             1,410,000      3,921,000

INCREASE IN CASH AND CASH EQUIVALENTS                           38,000      1,236,000

CASH AND CASH EQUIVALENTS,
      beginning of period                                      369,000        231,000
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                   $   407,000    $ 1,467,000
                                                           ===========    ===========
SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:
    Cash payments for interest                             $    18,000    $   231,000
                                                           ===========    ===========

Debentures converted to common stock                       $      --      $ 1,437,000
                                                           ===========    ===========

                See accompanying notes to these financial statements.

                                         5

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


     UNAUDITED FINANCIAL STATEMENTS

     The unaudited financial statements and related notes to the financial statements presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements were prepared in accordance with the accounting policies used in the preparation of the Company's audited financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, and should be read in conjunction with such financial statements and notes thereto.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim periods presented have been made.

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

     Private Placement - From November 1997 to April 1998, the Company raised additional capital in a private placement offering of 594,500 units at $4.50 per unit (comprised of 594,500 shares of common stock and warrants for the purchase of 594,500 shares of common stock) which provided gross proceeds to the Company of approximately $2,229,750. Each warrant allows the holder to purchase one share of common stock at an exercise price of $7.20 for a period extending through February 10, 2002. The warrants are redeemable by the Company at $.05 per warrant upon 30 days notice if the market price of the Company's common stock for 20 consecutive trading days within the 30 day period preceding the date the notice is given equals or exceeds $8.40. Offering costs associated with the private placement included sales commissions and non-accountable expenses totaling 13% of the proceeds of the offering, as well as placement agent warrants to purchase 59,450 units for 5 years from the date of closing at $4.50 per unit. In addition, the Company agreed to issue any broker or registered agent who placed four or more units (consisting of 6,000 units or $27,000 each) one broker warrant for each $20 sold. During the private placement the Company issued 121,613 warrants to brokers or registered agents. This offering was made pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, as an offering not involving any public offering solely to accredited and not more than 35 sophisticated investors.

COMPREHENSIVE INCOME

     In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 130, Reporting Comprehensive Income ("FAS 130"). FAS 130, which is effective for fiscal years beginning after December 15, 1997, defines comprehensive income as all changes in shareholder equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive income
     (loss) was equal to its net income (loss) for the three and six month periods ended June 30, 1998 and 1997.

     NOTES PAYABLE

     Notes payable at June 30, 1998, consists of the following:

     Note payable to a bank, interest at prime plus 1/2% (8.75% as of
     March 31, 1998) and principal payments of $5,000 payable monthly with remaining principal paid upon maturity in June 2002,
     collateralized by a CD owned by the company.                       $245,000

     Note payable to officer/director /shareholder,
     principal along with interest at 10% per annum
     due on December 31, 1998.                                           $ 3,000

SUBSEQUENT EVENTS

     On August 5, 1998, the Company announced that is signed a letter of intent to merge with VSI Holdings Inc. (AMEX:VIS). VSIH is comprised of five wholly owned subsidiaries focused on marketing and entertainment, and has 1,250 employees in the U.S. and Canada. The five integrated subsidiaries provide technology and systems for relationship marketing, entertainment products, education and training for clients such as Ford Motor Company, General Motors, Schering Plough Pharmaceuticals and Universal Studios. It is expected that the merger will create a large Internet/new media company with the capability to provide comprehensive integrated technology applications for marketing and e-commerce. Annual revenues of the new company are expected to exceed $170 million.

     It is anticipated that the merger will involve an exchange of the common stock of the two companies and be accounted for on a pooling of interest basis. The consummation of the merger is subject to due diligence review, negotiation of a definitive agreement, tax-free status compliance, preparation of filings with the Securities and Exchange Commission, and approval by the shareholders of both companies. The merger is expected to close in the fourth quarter of 1998.

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Cautionary Statement Regarding Forward Looking Statements. The matters discussed here and elsewhere in this report, when not historical matters, are forward looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among other things, the rapidly developing and unpredictable nature of the Internet, intense competition in all of the Company's markets, obsolescence of products and technological changes, the need for management of growth and the dependence on relationships of the Company with its customers and suppliers, as well as other risk factors described elsewhere in this report.

Overview

     The Company was organized as ACI Systems, Inc. in July 1993 and changed its name to NAVIDEC, Inc. in July 1996 when it acquired Interactive Planet, Inc. ("IPI"), a designer and developer of Internet World Wide Web sites. The Company's principal sources of revenue are from the resale of computer equipment, high technology peripherals and electronic components manufactured by independent vendors (Product Distribution) and services related to Internet/Intranet Solutions, license fees from recurring lead revenue from the Wheels solution. The Company issued an aggregate of 678,877 shares of Common Stock to the shareholders of IPI and a promissory note in the amount of $75,000 to one shareholder of IPI in exchange for all of the issued and outstanding stock of IPI. The Company acquired TouchSource, Inc. ("TS"), a designer and developer of interactive Kiosks, in July 1997. The Company issued an aggregate of 207,000 shares of Common Stock to the shareholders of TS and TS was merged into the Company in exchange for all of the issued and outstanding stock of TS. The merger and acquisition were consummated in order to expand the Company's business model of combined expertise in traditional marketing and distribution and Internet/ Intranet technology. On August 5, 1998 the Company signed a letter of intent to merge with VSI Holdings ("VSIH")(VIS:AMEX) in an anticipated stock for stock exchange that is scheduled to be completed during the fourth quarter of 1998. VSIH is comprised of five wholly owned subsidiaries focused on marketing and entertainment, and has 1,250 employees in the U.S. and Canada. The five integrated subsidiaries provide technology and systems for relationship marketing, entertainment products, education and training for clients. Annual revenues of the new company are expected to exceed $170 million. The consummation of the merger is subject to due diligence review, negotiation of a definitive agreement, tax-free status compliance, preparation of filings with the Securities and Exchange Commission, and approval by the shareholders of both companies.

     The Company's strategy is to increase revenue generated by its two core competencies: (1) Internet/Intranet Solutions, which are focused in five major market areas, including computer and network infrastructure equipment, software and services, content aggregation, electronic commerce and order fulfillment, and (2) Product Distribution. The Company has built and intends to continue to build an infrastructure that assumes this strategy will succeed. Management believes that, based on the current product mix, the Company's new Wheels solution will provided for the majority of its increased revenues in 1998 and years to follow. The Wheels solution combines the company's two core competencies of Internet/Intranet solutions and product distribution. Wheels is designed on a state of the art platform that allows it to distribute electronic information out to consumers through regional wheels web sites, individual dealer web sites, remote automotive kiosks and also in mobile sales laptops. The failure of the Company to achieve this strategy could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     On February 14, 1997, the Company consummated a public offering of 1,000,000 Units consisting of one share of Common Stock and one Common Stock purchase warrant ("Warrant"). Each Warrant entitles the holder to purchase one share of Common Stock at a price of $7.20 per share until February 10, 2002. The Warrants are redeemable at the option of the Company, at $.05 per Warrant, at any time on or after February 10, 1998 or such earlier date as may be determined by Joseph Charles & Associates ("JCA"). Of the 1,000,000 shares of Common Stock and 1,000,000 Warrants included in the offering, 755,000 shares of Common Stock and 1,000,000 Warrants were sold by the Company, for net proceeds of approximately $3,436,000 (after subtracting the underwriting discount and other expenses of the offering). The remaining 255,000 shares of Common Stock were sold by the investors in the Bridge Private Placement.

     From November 1997 to April 1998, the Company raised net proceeds of approximately $2,229,750 from the issuance of 594,500 shares of commons stock and warrants in a private placement. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $7.20 per share until February 10, 2002. The Warrants are redeemable at the option of the Company, at $.05 per Warrant, at any time on or after February 10, 1998 when the Company's Common Stock on 20 consecutive trading days has closing market price above $8.40 per share and there is an effective registration statement on file with the Securities and Exchange Commission.

Results of Operations

     The following tables set forth for the periods indicated the percentage of net sales represented by certain line items included in the Company's statements of operations.

                             Three Months Ended                                  Six Months Ended
                                   June 30                                           June 30
                ----------------------------------------------    ----------------------------------------------
                         1998                     1997                   1998                      1997
                         ----                     ----                   ----                      ----
Net Sales       $ 1,837,000      100%    $ 1,589,000      100%    $ 3,539,000      100%    $ 2,952,000      100%
COGS              1,284,000       70%      1,069,000       67%      2,339,000       66%      1,926,000       65%
Gross Profit        553,000       30%        520,000       33%      1,200,000       34%      1,026,000       35%
Oper Expenses     1,118,000       61%      1,222,000       77%      2,230,000       63%      1,991,000       67%
Oper (Loss)        (565,000)     (31%)      (702,000)     (44%)    (1,030,000)     (29%)      (965,000)     (33%)
Other                 7,000        0%         26,000        2%         (9,000)      (0%)      (245,000)      (8%)
Net (Loss)         (558,000)     (30%)      (676,000)     (43%)    (1,039,000)     (29%)    (1,210,000)     (41%)


     Net sales for the six months ended June 30, 1998 were $3,539,000 which represents an increase of 20% over net sales of $2,952,000 for the first six months of 1997. Net sales were $1,837,000 for the three months ended June 30, 1998 an increase of 16% over sales of $1,589,000 for the three months ending June 30, 1997. The increase is primarily attributed to sales of Internet/Intranet Solutions, which were $1,275,000 an increase of 101% over net sales of $634,000 during the first six months of 1997. Internet/Intranet sales were $661,000 for the quarter ending June 30, 1998 an increase of 96% over sales of $338,000 for the quarter ending June 30, 1997. Sales of the Company's Wheels solution, which was introduced in the 4th quarter of 1997 accounted for $504,000 or 40% of the Internet/Intranet sales for the first six months of 1998. In addition, net sales of Internet Infrastructure was $1,068,000 for the first six months of 1998 an increase of 24% over net sales of $859,000 for the six months ending June 30, 1997. Internet Infrastructure sales were $529,000 for the quarter ending June 30, 1998 an increase of 16% over net sales of 457,000 for the quarter ending June 30, 1997. The increase in net sales in all three categories was primarily attributable to increased marketing activities and greater market penetration.

     Net sales in Distribution were $1,196,000 for the first six months of 1998 a decrease of 18% from net sales of $1,459,000 during the first six months of 1997. Net sales in Distribution were $657,000 for the three months ended June 30, 1998 a decrease of 17% from net sales of $792,000 for the three months ended June 30, 1997. The decrease in sales is attributed to the discontinuation of distribution products that did not have strong gross profit and or recurring sales.

     Gross margin was 34% during six months of 1998, an decrease of 1% over a gross margin of 35% during the same period in 1997. The Company's gross margin continues to remain strong which is attributed to management's elimination of several distribution products that carried low gross margin and the strong gross margin on Internet/Intranet Solutions.

     Operating expenses for the first six months of 1998 were $2,230,000 or 63% of sales compared with $1,991,000 or 67% for the same period in 1997. The increase in operating expenses was primarily the result of an increase in staff and marketing activities associated with expanding the Wheels product and its market area. Operating expenses are expected to remain stable as the Company continues to invest in the development of high end Internet/Intranet Solutions.

     Net interest expense for first six months of 1998 was $9,000 compared with $245,000 for the first six months of 1997. The decrease was a result of the Bridge Promissory Notes that were converted in February of 1997. The Company expects interest expense to remain constant for the remainder of 1998.

Liquidity and Capital Resources

     Through March 31, 1998, the Company funded its operations primarily through equity investments, from the Company's IPO and subsequent Private Placement that was completed in April of 1998 , and revenues generated from operations, lines of credit and factoring arrangements made available to it by banks. On June 30, 1998 the Company had cash and cash equivalents of $407,000 and a net working capital of $1,020,000 compared to cash and cash equivalents of $369,000 and a net working capital of $678,000 as of December 31, 1997.

     Cash used in operating activities for the Company totaled $966,000 and $2,591,000 for first six months of 1998 and 1997, respectively. Cash used in investing activities consisted of expenditures for property and equipment. Capital expenditures increased to $430,000 in first six months of 1998 from $94,000 during first six months of 1997.

     Cash from financing activities in fiscal 1998 consisted of advances from factoring arrangements of $752,000 net of repayments of $846,000, proceeds from the issuance of common stock of $1,551,000. This compares to 1997 repayments of Notes of $1,437,000 from the Bridge Private Placement, $226,000 in loans from shareholders and employees and $71,00 in repayment of factoring arrangements.

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



PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         See "Notes to Financial Statements - Private Placement"

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 24, 1998, the Annual Meeting of Shareholders of NAVIDEC, Inc. was held. At that meeting, the following matters were approved by the shareholders by the votes indicated below:

     1) The following directors were elected to constitute the entire Board of Directors of the Company:

                                Shares for         Shares Withhold
        Ralph Armijo            2,232,276                 4,550
        Andrew Davis            2,128,576               108,250
        Patrick R Mawhinney     2,125,026               110,280
        Lloyd G. Chavez Jr.     2,128,576               108,250
        Gerald A Marroney       2,128,576               108,250
        James Hosch             2,128,576               108,250

     2) A proposal to adopt the Company's Stock Option Plan received 1,440,683 shares voting in favor of the proposal, 6,000 shares voting against the proposal, and 11,006 shares abstaining.

     3) A proposal to authorize the company to issue in a non-public offering up to 1,000,000 shares of the Company's common stock for an approximate aggregate offering price of $6 million received 2,213,037 shares voting in favor of the proposal, 18,783 shares voting against the proposal, and 5,006 shares abstaining.

     4) A proposal to ratify the selection by the Board of Directors of Hein + Associates LLP as the independent certified public accountants for the Company for the fiscal year ending December 31, 1998 was approved with a total of 2,226,520 shares voting in favor of the proposal, 1,300 shares voting against the proposal and 9,006 shares abstaining.


Item 5. Other Information

     On August 5, 1998, the Company announced that is signed a letter of intent to merge with VSI Holdings Inc. (AMEX:VIS). VSIH is comprised of five wholly owned subsidiaries focused on marketing and entertainment, and has 1,250 employees in the U.S. and Canada. The five integrated subsidiaries provide technology and systems for relationship marketing, entertainment products, education and training for clients such as Ford Motor Company, General Motors, Schering Plough Pharmaceuticals and Universal Studios. It is expected that the merger will create a large Internet/new media company with the capability to provide comprehensive integrated technology applications for marketing and e-commerce. Annual revenues of the new company are expected to exceed $170 million.

     It is anticipated that the merger will involve an exchange of the common stock of the two companies and be accounted for on a pooling of interest basis. The consummation of the merger is subject to due diligence review, negotiation of a definitive agreement, tax-free status compliance, preparation of filings with the Securities and Exchange Commission, and approval by the shareholders of both companies. The merger is expected to close in the fourth quarter of 1998.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.
          The exhibits included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

     27   Financial Data Schedule

     (b)  Reports on Form 8-K

          During the quarter ended June 30, 1998, the Company filed one report on a form 8-K on April 19, 1998 reporting under Item 5 the closing of the Company's private placement of securities and providing under Item 7 the Company financial statement as of April 30, 1998.

PART III. SIGNATURES
--------------------

Item 1. Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            NAVIDEC, INC.
                                            -------------



Date:  August 14, 1998

                                    By      /S/ RALPH ARMIJO
                                            Ralph Armijo
                                            President and CEO


                                    By      /S/ PAT MAWHINNEY
                                            Pat Mawhinney
                                            Chief Financial Officer