Form 10QSB
period 1998-09-30
NAVIDEC INC
filed 1998-11-16
CIK 1023734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                             FORM 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the period ended September 30, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ____________________.

Commission file number 0-29098

                              NAVIDEC, INC.
     (Exact name of small business issuer as specified in its charter)

  COLORADO                                                 33-0502730
(State or other                                          (IRS Employer
jurisdiction of                                        Identification No.)
incorporation or organization)

             14 INVERNESS DRIVE, SUITE F-116, ENGLEWOOD, CO  80112
               (Address of principal executive offices)    (Zip Code)

Issuer's telephone number: 303-790-7565

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing required for the past 90 days.  Yes  X   No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of October 31, 1998, the Registrant had 3,606,221 shares of common stock outstanding


                                  NAVIDEC, INC.
                                     INDEX


PART I. FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Balance Sheets as of September 30, 1998 and December 31,
                   1997

                   Statements of Operations, Three and Nine months ended September 30, 1998 and 1997

                   Statements of Cash Flows, Nine months September 30, 1998 and 1997

                   Notes to Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

          Item 1.  Legal Proceedings

          Item 2.  Changes in Securities and Use of Proceeds

          Item 3.  Defaults Upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                               NAVIDEC, INC.
                               BALANCE SHEETS


                                             September 30,      December 31,
                                                    1998              1997
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                        $395,000         $369,000
Accounts Receivable:
  Trade net of $50,000 allowance
   for doubtful accounts                        1,523,000          726,000
Retainage                                               0           21,000
Cost and estimated earnings in
 excess of billing                                325,000          106,000
Notes Receivable                                   23,000           60,000
Inventory                                         502,000          549,000
Prepaid expenses and other
 current assets                                   247,000           86,000
                                              ____________      ___________
Total current assets                           $3,015,000       $1,917,000

PROPERTY AND EQUIPMENT, net                       808,000          713,000

OTHER ASSETS

Restricted certificate of deposit                       0          300,000
Intangibles, net                                   84,000          169,000
                                              ____________      ___________
Total Assets                                   $3,907,000       $3,099,000
                                              ============      ===========

                      LIABILITIES AND STOCKHOLDERS  EQUITY

CURRENT LIABILITIES
Current portion of capital
 lease obligations                                $36,000          $37,000
Notes payable                                     803,000           63,000
Accounts payable                                1,032,000          778,000
Payable to factor                                 202,000          190,000
Other accrued liabilities                         245,000          171,000
                                              ____________      ___________
Total current liabilities                      $2,318,000       $1,239,000

CAPITAL LEASE OBLIGATIONS,
net current portion                                69,000           95,000

NOTES PAYABLE,
net current portion                                     0          215,000

STOCKHOLDERS  EQUITY

Common stock, no par value;
 20,000,000 shares authorized
 3,606,221 and 3,201,000 shares
 issued and outstanding                        $8,319,000       $6,768,000
Accumulated deficit                            (6,799,000)      (5,218,000)
Total stockholders
  equity                                       $1,520,000       $1,550,000
                                              ____________      ___________
TOTAL LIABILITIES and
STOCKHOLDERS  EQUITY                           $3,907,000       $3,099,000
                                              ============      ===========


             See accompanying notes to these financial statements.


                                NAVIDEC, INC.

                          STATEMENTS OF OPERATIONS

                        FOR THE THREE MONTHS          FOR THE NINE MONTHS
                         ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                      ----------------------------    ---------------------
                          1998            1997         1998           1997
                        ---------        --------     -------        ------
NET SALES              $2,139,000       $1,926,000   $5,678,000   $4,877,000

  Cost of sales         1,394,000        1,308,000    3,733,000    3,234,000
                      --------------  -------------  ------------ -----------

GROSS MARGIN              745,000          618,000    1,945,000    1,643,000
  Operating expense     1,266,000          968,000    3,496,000    2,959,000
                      --------------   ------------  -----------  -----------

OPERATING INCOME
 (LOSS)                  (521,000)        (350,000)  (1,551,000)  (1,316,000)

OTHER INCOME (EXPENSE):
  Interest, net           (22,000)          (9,000)     (26,000)    (255,000)
  Other                     1,000                0       (4,000)       1,000
                      --------------    ------------  ----------   ----------
      Other, Net          (21,000)          (9,000)     (30,000)    (254,000)
                      --------------    ------------   ----------   ----------
NET INCOME (LOSS)       $(542,000)        $(359,000) $(1,581,000)$(1,570,000)
                      ==============    ============  ==========   ==========

NET LOSS PER
 SHARE (Basic)              $(.15)           $(.12)       $(.47)      $(.60)
NET LOSS PER
 SHARE (Diluted)            $(.15)           $(.12)       $(.47)      $(.60)
                          =========         ========     =========  =========

WEIGHTED AVERAGE COMMON
 SHARES AND EQUIVALENTS
 OUTSTANDING            3,606,000        2,943,000    3,335,000   2,610,000
                       ===========       ==========   ========== ==========


                  See accompanying notes to these financial statements.

                                  NAVIDEC, INC.
                             STATEMENTS OF CASH FLOWS

                             FOR THE NINE MONTHS ENDED
                                  SEPTEMBER 30

                                                    1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(1,581,000)  $(1,570,000)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation and amortization                      422,000       233,000
  (Increase) Decrease in:
  Accounts receivable                               (776,000)     (800,000)
  Costs and estimated earnings in
   excess of billings                               (219,000)     (153,000)
  Inventories                                         47,000      (105,000)
  Other assets                                      (161,000)      (66,000)
  Increase (decrease) in:
   Accounts payable and accrued
    liabilities                                      254,000      (536,000)
   Other liabilities                                  74,000      (227,000)
                                                  ------------   ------------
   Net cash used in operating activities          (1,940,000)   (3,224,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in Notes Receivable                       37,000             0
   Capital expenditures for property and
    equipment                                       (432,000)     (403,000)
   Cash acquired in acquisition of
    TouchSource                                            0         7,000
   Release of restricted CD                          300,000             0
                                                  ------------    -----------
   Net cash used in investing activities             (95,000)     (396,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from factoring of accounts
    receivable                                     1,059,000       240,000
   Payment to factor                              (1,047,000)     (747,000)
   Proceeds from issuance of common
    stock                                          1,551,000     5,349,000
   Proceeds from issuance of notes payable           800,000       300,000
   Proceeds from notes payable  related
    parties                                           40,000             0
   Payment on notes payable-related parties          (40,000)            0
   Payment on notes payable and capital leases      (302,000)   (1,202,000)
   Payment for deferred financing cost                     0       (38,000)
                                                 -------------    ----------
   Net cash provided by financing activities       2,061,000     3,902,000

INCREASE IN CASH AND CASH EQUIVALENTS                 26,000       282,000

CASH AND CASH EQUIVALENTS,
  beginning of period                                369,000       231,000
                                                 -------------    ----------
CASH AND CASH EQUIVALENTS, end of period            $395,000      $513,000
                                                   ===========   ===========
SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:
   Cash payments for interest                        $18,000      $231,000
                                                   ===========   ===========

Debentures converted to common stock                 $   --     $1,437,000
                                                   ===========   ===========


           See accompanying notes to these financial statements.


                               NAVIDEC, INC.
                        NOTES TO FINANCIAL STATEMENTS


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

Private Placement   From November 1997 to April 1998, the Company raised
additional capital in a private placement offering of 594,500 units at $4.50 per unit (comprised of 594,500 shares of common stock and warrants for the purchase of 594,500 shares of common stock) which provided gross proceeds to the Company of approximately $2,229,750. Each warrant allows the holder to purchase one share of common stock at an exercise price of $7.20 for a period extending through February 10, 2002. The warrants are redeemable by the Company at $.05 per warrant upon 30 days notice if the market price of the Company's common stock for 20 consecutive trading days within the 30 day period preceding the date the notice is given equals or exceeds $8.40. Offering costs associated with the private placement included sales commissions and non-accountable expenses totaling 13% of the proceeds of the offering, as well as placement agent warrants to purchase 59,450 units for 5 years from the date of closing at $4.50 per unit. In addition, the Company agreed to issue any broker or registered agent who placed four or more units (consisting of 6,000 units or $27,000 each) one broker warrant for each $20 sold. During the private placement the Company issued 121,613 warrants to
brokers or registered agents.   This offering was made pursuant to Rule 506 of
Regulation D under the Securities Act of 1933, as amended, as an offering not involving any public offering solely to accredited and not more than 35 sophisticated investors.


COMPREHENSIVE INCOME

In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 130, Reporting Comprehensive Income ("FAS 130"). FAS 130, which is effective for fiscal years beginning after December 15, 1997, defines comprehensive income as all changes in shareholder equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive income (loss) was equal to its net income (loss) for the three and nine month periods ended September 30, 1998 and 1997.

NOTES PAYABLE

Notes payable at September 30, 1998, consists of the following:

Note payable to a VSI Holdings Inc at 9% per annum due and
Payable upon maturity on December 31, 1998,
collateralized by the assets of the company.                    $800,000

Note payable to officer/director /shareholder,
principal along with interest at 10% per annum
due on December 31, 1998.                                         $3,000

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

Overview

     The Company was organized as ACI Systems, Inc. in July 1993 and changed its name to NAVIDEC, Inc. in July 1996 when it acquired Interactive Planet, Inc. ("IPI"), a designer and developer of Internet World Wide Web sites. The Company's principal sources of revenue are from the resale of computer equipment, high technology peripherals and electronic components manufactured by independent vendors (Product Distribution) and services related to Internet/Intranet Solutions, license fees from recurring lead revenue from the Wheels solution. The Company issued an aggregate of 678,877 shares of Common Stock to the shareholders of IPI and a promissory note in the amount of $75,000 to one shareholder of IPI in exchange for all of the issued and outstanding stock of IPI. The Company acquired TouchSource, Inc. ("TS"), a designer and developer of interactive Kiosks, in July 1997. The Company issued an aggregate of 207,000 shares of Common Stock to the shareholders of TS and TS was merged into the Company in exchange for all of the issued and outstanding stock of TS. The merger and acquisition were consummated in order to expand the Company's business model of combined expertise in traditional marketing and distribution and Internet/ Intranet technology. On August 5, 1998 the Company signed a letter of intent to merge with VSI Holdings ("VSIH")in an anticipated stock for stock exchange that was scheduled to be completed during the fourth quarter of 1998. On August 20, 1998 the Company canceled its letter of intent to merge with VSIH based on Management's and the Board of Directors belief that the merger was not in the best interest of the shareholders.

     The Company's strategy is to increase revenue generated by its three core competencies: (1) NetSolutions (Internet/Intranet Solutions), which are focused in five major market areas, including software and services, computer and network infrastructure equipment, content aggregation, electronic commerce and order fulfillment, (2) Automotive Solutions which includes the company's Wheels Solution and software and services, and (3) Product Distribution. The Company has built and intends to continue to build an infrastructure that assumes this strategy will succeed. Management believes that, based on the current product mix, the Company's new Wheels solution will provided for the majority of its increased revenues in 1999 and years to follow. The Wheels solution combines two of the Company's core competencies of NetSolutions and product distribution. Wheels is designed on a state of the art platform that allows it to distribute electronic information out to consumers through regional wheels web sites, individual dealer web sites, remote automotive kiosks and also in mobile sales laptops. The failure of the Company to achieve this strategy could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company recognizes revenue upon delivery of its NetSolutions, Automotive Solutions and Product Distribution goods. NetSolutions generally begin with consulting arrangements that are billed on an hourly basis and progress to a bid for a proposed project. Deposits are then taken upon acceptance of the bid. Most of the Company's customers elect to update and expand their solution frequently, and clients are billed monthly on a time and materials basis for these services. Additional sources of ongoing revenue include revenue from advertising sold by the Company on clients Web sites, revenue from sales of merchandise and services over clients Web sites and revenue from maintenance and hosting of client Web sites.

     From August through October, 1996, the Company raised net proceeds of approximately $1,233,000 from the sale of 10% Unsecured Subordinated Convertible Promissory Notes (the "Bridge Promissory Notes") in a private placement (the "Bridge Private Placement"). These notes were converted by their terms into an aggregate of 349,126 Units upon consummation of the Company's public offering described below. These Units were identical to the Units offered in the 1997 public offering.

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

     From November 1997 to April 1998, the Company raised net proceeds of approximately $2,229,750 from the issuance of 594,500 shares of commons stock and warrants in a private placement. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $7.20 per share until February 10, 2002. The Warrants are redeemable at the option of the Company, at $.05 per Warrant, at any time on or after February 10, 1998 when the Company's Common Stock on 20 consecutive trading days has a closing market price above $8.40 per share and there is an effective registration statement on file with the Securities and Exchange Commission.

Results of Operations

     The following tables set forth for the periods indicated the percentage of net sales represented by certain line items included in the Company's statements of operations.

                      Three Months Ended        Nine Months Ended
                             Sept 30                September 30
                       1998         1997       1998           1997
Sales
Net Solutions  $1,399,000 65%    $822,000 43%  $3,121,000 55% $2,065,000 42%
Wheels            177,000  8       25,000  1      806,000 14      25,000  1
Product           563,000 26    1,079,000 56    1,751,000 31   2,787,000 57
Net Sales      $2,139,000 100% $1,926,000 100% $5,678,000 100%$4,877,000100%
Cost of Sales   1,394,000  65   1,308,000  68   3,733,000  66  3,234,000 66
Gross Profit      745,000  35     618,000  32   1,945,000  34  1,643,000 34
Oper Expenses   1,266,000  59     968,000  50   3,496,000  62  2,959,000 61
Oper (Loss)      (521,000)(24)   (350,000)(18)(1,551,000)(27)(1,316,000)(27)
Other             (21,000) (1)     (9,000) (1)   (30,000) (1)  (254,000) (5)
Net (Loss)    $(542,000)(25)% $(359,000)(19)$(1,581,000)(28)%$(1,570,000)(32)%


     Net sales for the nine months ended September 30, 1998 were $5,678,000 which represents an increase of $801,000 or 16% over net sales of $4,877,000 for the first nine months of 1997. Net sales were $2,139,000 for the three months ended September 30, 1998 an increase of $213,000 or 11% over sales of $1,926,000 for the three months ending September 30, 1997. The increase is primarily attributed to increased sales of NetSolutions (Internet/Intranet solutions), which accounted for $3,121,000 or 55% of total sales for the first nine months of 1998, an increase of $1,056,000 or 51% over net sales of $2,065,000 during the first nine months of 1997. NetSolutions sales were $1,399,000 for the three months ending September 30, 1998 an increase of $577,000 or 70% over sales of $822,000 for the three months ending September 30, 1997. Sales of the Company's Wheels solution, increased from $25,000 in 1997 to $806,000 for the nine months ended September 30,1998 and accounted for 14% of the total sales same period. The increase in net sales in both categories was primarily attributable to increased marketing activities, greater market acceptance and greater market penetration.

     Net sales in Product division were $1,751,000 for the first nine months of 1998 a decrease of 37% from net sales of $2,787,000 during the first nine months of 1997. Net sales in Products were $563,000 for the three months ended September 30, 1998 a decrease of 48% from net sales of $1,079,000 for the three months ended September 30, 1997. The decrease in sales is attributed to the discontinuation of products that did not have strong gross profit and or recurring sales.

     Gross margin was 35% during three months ending September 30, 1998, an decrease of 3% over a gross margin of 32% during the same period in 1997. The Company's gross margin continues to remain strong which is attributed to management's elimination of several distribution products that carried low gross margin and the strong gross margin on NetSolutions and Wheels.

     Operating expenses for the first nine months of 1998 were $3,496,000 or 62% of sales compared with $3,234,000 or 64% for the same period in 1997. The increase in operating expenses was primarily the result of an increase in staff and marketing activities associated with expanding the Wheels product and its market area. Operating expenses are expected to remain stable as the Company continues to invest in the development of high end Internet/Intranet Solutions.

     Net interest expense for first nine months of 1998 was $30,000 compared with $254,000 for the first nine months of 1997. The decrease was a result of the Bridge Promissory Notes that were converted into common stock in February of 1997. The Company expects interest expense to increase due to the use of debt to finance growth during the remainder of 1998.

Liquidity and Capital Resources

     Through September 30, 1998, the Company funded its operations primarily through equity financing, from the Company's IPO and subsequent Private Placement that was completed in April of 1998, and revenues generated from operations, lines of credit and factoring arrangements made available to it by banks, and other institutions. On September 30, 1998 the Company had cash and cash equivalents of $395,000 and a net working capital of $589,000 compared to cash and cash equivalents of $369,000 and a net working capital of $678,000 as of December 31, 1997.

     Cash used in operating activities for the Company totaled $1,940,000 and $3,224,000 for first nine months of 1998 and 1997, respectively. Cash used in investing activities consisted of expenditures for property and equipment. Capital expenditures increased to $432,000 in first nine months of 1998 from $403,000 during first nine months of 1997.

     Cash from financing activities in fiscal 1998 consisted of advances from factoring arrangements of $1,059,000 net of repayments of $1,047,000, proceeds from the issuance of common stock of $1,551,000. This compares to 1997 repayments of Notes of $1,437,000 from the Bridge Private Placement, $226,000 in loans from shareholders and employees and $71,00 in repayment of factoring arrangements.

     The Company has not recorded a deferred tax asset as it cannot conclude to date that it is more likely than not that the deferred tax asset will be realized.

Year 2000

Computer programs or other embedded technology that have been written using two digits (rather than four) to define the applicable year and that have time-sensitive logic may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in widespread miscalculations or system failures. Both information technology ("IT") systems and non-IT systems using embedded technology may be affected by the Year 2000.

The Company has initiated an enterprise-wide program to prepare the Company's IT systems and applications for the Year 2000. The Company has not completed the assessment phase of its Year 2000 program, but expects to incur internal staff costs as well as consulting and other expenses related to the Company's Year 2000 program. In addition, the Company has not completed the process of verification of whether vendors, suppliers and significant customers with which the Company has material relationships are Year 2000 compliant. If the Company and such third parties are unable to address Year 2000 issues in a timely manner, it could result in material financial risk to the Company, including the loss of revenue and substantial unanticipated costs.
Accordingly, the Company plans to devote all resources necessary to resolve significant Year 2000 issues in a timely manner. In addition, the Company plans to develop a Year 2000 contingency plan.

The Company currently is not able to determine the total costs for its Year 2000 program or whether the Year 2000 will have a material effect on the Company's financial condition, results of operations or cash flows.


PART II - OTHER INFORMATION

Item 1.          Legal Proceedings
                 None

Item 2.          Changes in Securities and Use of Proceeds
                 See "Notes to Financial Statements   Private Placement"

Item 3.          Defaults Upon Senior Securities
                 None

Item 4.          Submission of Matters to a Vote of Security Holders
                 None

Item 5.          Other Information
                 None

Item 6.          Exhibits and Reports on Form 8-K
                 (a)  Exhibits

                      Exhibit 27       Financial Data Schedule

                 (b)  Reports on Form 8-K
                      During the quarter for which this report is filed. The Company did not file any Reports on Form 8-K.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NAVIDEC, INC.



Date: November 16, 1998

                          By: /s/ RALPH ARMIJO
                              Ralph Armijo
                              President and CEO


                          By:/s/ PAT MAWHINNEY
                             Pat Mawhinney
                             Chief Financial Officer