Form 10QSB/A
period 1998-09-30
NAVIDEC INC
filed 1999-02-04
CIK 1023734

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

Commission file number 0-29098

                                  NAVIDEC, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                           33-0502730
--------------------------------                            -----------------
  (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                          Identification No.)


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

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                                  NAVIDEC, INC.
                                 BALANCE SHEETS


                                              September 30,     December 31,
                                                 1998              1997
ASSETS                                        -------------     -----------
CURRENT ASSETS:
Cash and cash equivalents                        $395,000         $369,000
Accounts Receivable:
  Trade net of $50,000 allowance
   for doubtful accounts                        1,523,000          726,000
Retainage                                               0           21,000
Cost and estimated earnings in
 excess of billing                                325,000          106,000
Notes Receivable                                   23,000           60,000
Inventory                                         502,000          549,000
Prepaid expenses and other
 current assets                                   247,000           86,000
                                               ----------       ----------
Total current assets                           $3,015,000       $1,917,000

PROPERTY AND EQUIPMENT, net                       808,000          713,000

OTHER ASSETS

Restricted certificate of deposit                       0          300,000
Intangibles, net                                   84,000          169,000
                                              -----------       ----------
Total Assets                                   $3,907,000       $3,099,000
                                              ===========      ===========

                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Current portion of capital
 lease obligations                             $   36,000       $   37,000
Notes payable                                     578,000           63,000
Accounts payable                                1,032,000          778,000
Payable to factor                                 202,000          190,000
Other accrued liabilities                         245,000          171,000
                                              -----------       ----------
Total current liabilities                      $2,093,000       $1,239,000

CAPITAL LEASE OBLIGATIONS,
net current portion                                69,000           95,000

NOTES PAYABLE,
net current portion                                     0          215,000

STOCKHOLDERS  EQUITY

Common stock, no par value;
 20,000,000 shares authorized
 3,606,221 and 3,201,000 shares
 issued and outstanding                        $8,619,000       $6,768,000
Accumulated deficit                            (6,874,000)      (5,218,000)
Total stockholders
  equity                                       $1,745,000       $1,550,000
                                              -----------       ----------
TOTAL LIABILITIES and
STOCKHOLDERS  EQUITY                           $3,907,000       $3,099,000
                                              ===========      ===========


             See accompanying notes to these financial statements.

                                           NAVIDEC, INC.
                                     STATEMENTS OF OPERATIONS

                             FOR THE THREE MONTHS         FOR THE NINE MONTHS
                             ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                          --------------------------    --------------------------
                             1998            1997          1998           1997
                          -----------    -----------    -----------    -----------
NET SALES                 $ 2,139,000    $ 1,926,000    $ 5,678,000    $ 4,877,000

  Cost of sales             1,394,000      1,308,000      3,733,000      3,234,000
                          -----------    -----------    -----------    -----------

GROSS MARGIN                  745,000        618,000      1,945,000      1,643,000
  Operating expense         1,266,000        968,000      3,496,000      2,959,000
                          -----------    -----------    -----------    -----------

OPERATING INCOME
 (LOSS)                      (521,000)      (350,000)    (1,551,000)    (1,316,000)

OTHER INCOME (EXPENSE):
  Interest, net               (97,000)        (9,000)      (101,000)      (255,000)
  Other                         1,000              0         (4,000)         1,000
                          -----------    -----------    -----------    -----------
      Other, Net              (96,000)        (9,000)      (105,000)      (254,000)
                          -----------    -----------    -----------    -----------
NET INCOME (LOSS)         $  (617,000)   $  (359,000)   $(1,656,000)   $(1,570,000)
                          ===========    ===========    ===========    ===========

NET LOSS PER
 SHARE (Basic)            $      (.17)   $      (.12)   $      (.50)   $      (.60)
NET LOSS PER
 SHARE (Diluted)          $      (.17)   $      (.12)   $      (.50)   $      (.60)
                          ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
 SHARES AND EQUIVALENTS
 OUTSTANDING                3,606,000      2,943,000      3,335,000      2,610,000
                          ===========    ===========    ===========    ===========


                  See accompanying notes to these financial statements.

                                  NAVIDEC, INC.
                            STATEMENTS OF CASH FLOWS

                            FOR THE NINE MONTHS ENDED
                                  SEPTEMBER 30

                                                         1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:                -----------    ------------

  Net loss                                           $(1,656,000)   $(1,570,000)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation and amortization                          422,000        233,000
  (Increase) Decrease in:
  Accounts receivable                                   (776,000)      (800,000)
  Amortization of loan discount                           75,000              0
  Costs and estimated earnings in
   excess of billings                                   (219,000)      (153,000)
  Inventories                                             47,000       (105,000)
  Other assets                                          (161,000)       (66,000)
  Increase (decrease) in:
   Accounts payable and accrued
    liabilities                                          254,000       (536,000)
   Other liabilities                                      74,000       (227,000)
                                                     -----------    -----------
   Net cash used in operating activities              (1,940,000)    (3,224,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in Notes Receivable                           37,000              0
   Capital expenditures for property and
    equipment                                           (432,000)      (403,000)
   Cash acquired in acquisition of
    TouchSource                                                0          7,000
   Release of restricted CD                              300,000              0
                                                     -----------    -----------
   Net cash used in investing activities                 (95,000)      (396,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from factoring of accounts
    receivable                                         1,059,000        240,000
   Payment to factor                                  (1,047,000)      (747,000)
   Proceeds from issuance of common
    stock                                              1,551,000      5,349,000
   Proceeds from issuance of notes payable               800,000        300,000
   Proceeds from notes payable  related
    parties                                               40,000              0
   Payment on notes payable-related parties              (40,000)             0
   Payment on notes payable and capital leases          (302,000)    (1,202,000)
   Payment for deferred financing cost                         0        (38,000)
                                                     -----------    -----------
   Net cash provided by financing activities           2,061,000      3,902,000

INCREASE IN CASH AND CASH EQUIVALENTS                     26,000        282,000

CASH AND CASH EQUIVALENTS,
  beginning of period                                    369,000        231,000
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $   395,000    $   513,000
                                                     ===========    ===========
SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:
   Cash payments for interest                        $    18,000    $   231,000
                                                     ===========    ===========

Debentures converted to common stock                 $      --      $ 1,437,000
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

NOTES PAYABLE

Notes payable at September 30, 1998, consists of the following:

Long Term Debt

Note payable to VSI Holdings, Inc., at 9% per annum
due and payble upon maturity on December 31, 1998,
collateralized by the assets of the company.                       $  800,000

Less detachable warrants the fair value of which is
treated as a discount, and is being amortized using
the interest method.                                                 (300,000)
                                                                  -----------

     Net Carrying Value                                            $  500,000

Note payable to officer/director /shareholder,
principal along with interest at 10% per annum
due on December 31, 1998.                                          $    3,000

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Cautionary Statement Regarding Forward Looking Statements. The matters discussed here and elsewhere in this report, when not historical matters, are forward looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among other things, the rapidly developing and unpredictable nature of the Internet, availability of financings, intense competition in all of the Company's markets, obsolescence of products and technological changes, the need for management of growth and the dependence on relationships of the Company with its customers and suppliers, as well as other risk factors described elsewhere in this report.

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

     The Company's strategy is to increase revenue generated by its three core competencies: (1) NetSolutions (Internet/Intranet Solutions), which are focused in five major market areas, including software and services, computer and network infrastructure equipment, content aggregation, electronic commerce and order fulfillment, (2) Automotive Solutions which includes the company's Wheels Solution and software and services, and (3) Product Distribution. The Company has built and intends to continue to build an infrastructure that assumes this strategy will succeed. Management believes that, based on the current product mix, the Company's new Wheels solution will provided for the majority of its increased revenues in 1999 and years to follow. The Company is considering a plan to establish a separate entity for its Internet based auto buying solutions which include USWheels.com, CarWizard.com and LeaseSource.com. The Company may decide to spin off the automotive group to take advantage of the high demand for online car buying, providing consumers with a convenient method to research, find and finance new and used cars. The Wheels solution combines two of the Company's core competencies of NetSolutions and product distribution. Wheels is designed on a state of the art platform that allows it to distribute electronic information out to consumers through regional wheels web sites, individual dealer web sites, remote automotive kiosks and also in mobile sales laptops.

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

                                    Three Months Ended                               Nine Months Ended
                                         Sept 30                                      September 30
                    -----------------------------------------------       ------------------------------------------------
                              1998                       1997                 1998                      1997
                              ----                       ----                 ----                      ----
Sales
Net Solutions       $1,399,000      65%        $  822,000        43%      $ 3,121,000       55%      $2,065,000         42%
Wheels                 177,000        8            25,000         1           806,000        14          25,000          1
Product                563,000       26         1,079,000        56         1,751,000        31       2,787,000         57
Net Sales           $2,139,000      100%       $1,926,000       100%      $ 5,678,000       100%     $4,877,000        100%
Cost of Sales        1,394,000       65         1,308,000        68         3,733,000        66       3,234,000         66
Gross Profit           745,000       35           618,000        32         1,945,000        34       1,643,000         34
Oper Expenses        1,266,000       59           968,000        50         3,496,000        62       2,959,000         61
Oper (Loss)           (521,000)     (24)         (350,000)      (18)       (1,551,000)      (27)     (1,316,000)       (27)
Other                  (96,000)      (1)           (9,000)       (1)         (105,000)       (1)       (254,000)        (50
Net (Loss)          $ (617,000)     (25)%      $ (359,000)      (19)      $(1,656,000)      (28)%   $(1,570,000)       (32)%


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

     Net interest expense for first nine months of 1998 was $105,000 compared with $254,000 for the first nine months of 1997. The decrease was a result of the Bridge Promissory Notes that were converted into common stock in February of 1997. The Company expects interest expense to increase due to the use of debt to finance growth during the remainder of 1998.

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

     Cash from financing activities in fiscal 1998 consisted of advances from factoring arrangements of $1,059,000 net of repayments of $1,047,000, proceeds from the issuance of common stock of $1,857,000. This compares to 1997 repayments of Notes of $1,437,000 from the Bridge Private Placement, $226,000 in loans from shareholders and employees and $71,00 in repayment of factoring arrangements.

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


                               NAVIDEC, INC.



Date: November 16, 1998

                                       By:  /s/ RALPH ARMIJO
                                           -------------------------------------
                                           Ralph Armijo
                                           President and CEO


                                       By:  /s/ PAT MAWHINNEY
                                            ------------------------------------
                                            Pat Mawhinney
                                            Chief Financial Officer