Form 10KSB
period 1998-12-31
NAVIDEC INC
filed 1999-04-15
CIK 1023734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998.


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________.

Commission File No.:  0-29098


                                  NAVIDEC, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)

   COLORADO                                                      33-0502730
   --------                                                      ----------
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


Securities registered pursuant to Section 12(b) of the Exchange Act:
     None

Securities registered pursuant to Section 12(g) of the Exchange Act:

     COMMON STOCK NO PAR VALUE
     -------------------------
     Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for the issuer's most recent fiscal year ended December 31, 1998 are $8,555,000.

As of April 5, 1999, there were 7,475,111 shares of Common Stock issued and outstanding and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates was approximately $63,713,898.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Navidec, Inc., a Colorado corporation, (the "Company" or "Navidec") was incorporated in 1993. The Company enables Fortune 1000 customers to address their e-commerce initiatives. Navidec's highly experienced team rapidly develops component- based open systems solutions. Out of this competency the Company has launched its first vertical market that provides on-line solutions for the automotive industry. The Company also serves as a distributor of various high technology and other products through traditional and electronic channels. The Company provides its services and distributes its products to over 1,300 customers as of the date of this report.

The Company's core competencies in e-business technology and traditional product marketing and distribution form its business model of providing complete NetSolutions. These solutions include systems and network infrastructure architecture, software development and services, content and aggregation, and electronic commerce. The Company's principal sources of revenue are from the architecture, design, development and implementation of open system solutions for Fortune 1000 companies, license fees and recurring purchase request and advertising revenue from the Company's on-line automotive solution and product sales of third party manufactures.

The Company was organized as ACI Systems, Inc. in July 1993 and changed its name to NAVIDEC, Inc. in July 1996. The Company merged with Interactive Planet, Inc. ("IPI"), a designer and developer of Internet World Wide Web sites, in July 1996. The Company issued an aggregate of 678,877 shares of Common Stock to the shareholders of IPI and a promissory note in the amount of $75,000 to one shareholder of IPI in exchange for all of the issued and outstanding stock of IPI. The Company acquired TouchSource, Inc. ("TS"), a designer and developer of interactive Kiosks, in July 1997. The Company issued an aggregate of 207,000 shares of Common Stock to the shareholders of TS and TS was merged into the Company in exchange for all of the issued and outstanding stock of TS. The merger and acquisition were consummated in order to expand the Company's business model of combined expertise in traditional marketing and distribution and Internet/intranet technology. On December 28, 1998, the Company acquired CarWizard.com, Inc. ("Carwizard") and LeaseSource Online, Inc. ("LeaseSource"), owners and operators of CarWizard.com and LeaseSource.com, two prominent online automotive sites. The Company issued an aggregate of 250,000 shares of Common Stock to the shareholders of both Companies, and will pay an earn-out based on the success of these sites in 1999 and 2000. The acquisition was consummated in order to expand the Company's on-line automotive presence.

Business Strategy

The Company's goal is to enhance its position as a leading provider of comprehensive e-business, electronic commerce and E-mail messaging solutions, and to provide global accepted Online Automotive solutions. To achieve this objective, the Company is expanding its NetSolutions division and Online Automotive division.

NETSOLUTIONS
------------

Navidec's NetSolutions Group focuses on providing e-business solutions utilizing six primary technical environments :

SYSTEMS INFRASTRUCTURE
                *  Sun Hardware Integration
                *  Software Integration
                *  Network Integration


COMMUNICATION AND COLLABORATION
                *  Network Mail & Messaging
                *  E-Mail Migration Service
                *  Custom Messaging Applications
                *  Secure Messaging Solutions

COMMERCIAL E-COMMERCE SITE DEVELOPMENT
                *  E-Commerce Site Development
                *  User Interface Design
                *  Database Integration
                *  Integration to Legacy Application
                *  Web/Application Hosting
                *  Marketing Research & Implementation Expertise

MISSION CRITICAL MANAGEMENT TOOLS
                *  Update Tools
                *  Application (RAS) Reliability Availability Scalability
                *  N-Tier Architecture

ENTERPRISE SOLUTIONS AND DEPLOYMENT
                *  Business Process Analysis & Documentation
                *  Intranet and Extranet Application Development
                *  Application Training

E-MAIL MESSAGING
                *  System Architecture
                *  System Conversions
                *  Implementation and Training

EXPERTISE

The Company addresses the e-business initiatives for Fortune 1000 companies through its highly experienced team which rapidly develops component-based open systems solutions. The Company experts can provide a wide range of open systems, web-based solutions. Its team has the following qualifications and certifications:

                *  Netscape Solutions Experts
                *  LDAP & Open E-mail Expertise
                *  Sun Java Authorized Development Center
                *  N-Tier Architecture Expertise
                *  Macromedia Certified
                *  Microsoft Certified System Engineers
                *  Sun "Elite" Certified Representatives
                *  Database Expertise

CAPABILITIES

Navidec provides all aspects of the development process in-house. Our creative staff is experienced in design for the Internet space and the Company believes the development staff represents an unparalleled skill sets. Some of the Company's capabilities include:

                *  Business Process Analysis
                *  Graphic Design
                *  User Interface Design
                *  Database Design and Integration
                *  Architecture Analysis and Design
                *  Custom Application Development
                *  System Configuration
                *  System Integration and Installation

PARTNERSHIPS

To deliver the most complete and insightful technology solutions available, Navidec partners with leading technology firms to provide the highest quality network connections, software tools and hardware. Some of the Company's partners include:

                *  Sun Microsystems
                *  Netscape
                *  BEA/WebXpress
                *  Oblix
                *  Access Graphics
                *  Diffusion
                *  Resonate
                *  Veritas
                *  Oracle
                *  Sybase

SIGNIFICANT CLIENTS

Verio, Inc. E-Mail Infrastructure Implementation
------------------------------------------------

Industry:      Internet Service Provider / Web Hoster

Description:   Verio,  Inc.  is the  world's  largest  domain  based web hosting company and one of the largest Internet Service Providers in the United States. Since its inception in March 1996, Verio has rapidly established critical mass and a global presence through the acquisition, integration and growth of over 45 independent
               ISPs that provide a comprehensive range of business Internet services.

               Dissatisfied with its existing E-mail architecture, Verio wanted to convert to an infrastructure that would enhance its ability to store, backup and manage business customers' e-mail and large file attachments in a cost-effective and encrypted manner.

Technology:    Navidec partnered with Netscape to implement  Netscape's advanced messaging platform. Numerous members of Navidec's technical staff were contracted to work on-site to assist in the implementation and architecture of the solution.

Architecture Benefits:
               By  converting  Verio's  e-mail   architecture  to  the  Netscape
               advanced   messaging  platform  Navidec  provided  the  following
               benefits:

               * Enhanced ability to store, backup and manage e-mail and large file attachments
               * Virtual office technology provides global e-mail access from any web browser
               * Provides Verio customers with IMAP-based e-mail, web-mail and unified messaging
               * Allows Verio to centralize operations, reducing management and ownership costs

Richmond American Homes Web Site
--------------------------------

Industry:      Homebuilding and Mortgage Finance

Description:   Richmond  American Homes, a subsidiary of MDC Holdings,  Inc., is one of the nation's largest homebuilders. Over the past 25 years, Richmond American has built over 56,000 homes, generating revenue of $8.5 billion. MDC also provides mortgage financing through its wholly owned subsidiary HomeAmerican Mortgage Corporation.

               Richmond American Homes wanted a web site that would not just be on par with its online competition, but surpass it. The company wanted to target new audiences and provide a new information source for potential homebuyers and investors.

               The expected goals and benefits of the site were:

               *    Increased sales
               *    Gain a competitive advantage
               *    Expand marketing reach to targeted audiences

Technology:    Navidec  developed the site using Bluestone  Inc.'s  Sapphire/Web
               Application Server. In creating the Quick Home Search, Navidec used JavaScript to provide immediate results and ensure that users never received a zero result from their search criteria. By storing the regional home inventories in a Sybase relational database, Richmond American Homes will be able to automate its inventory updates through its internal system.

Development Features:
               Keeping with Richmond American Homes' corporate image, Navidec placed heavy emphasis on crisp visuals with clean and simple site navigation. The homepage uses Java applets to create the illusion of a working fireplace and to run a slide show of different homes offered in all of the company's markets.

Other key features on the site include:
               *    Searchable  database of home inventories
               *    Quarterly updated Java applet slide show of homes
               *    Mortgage Calculator figuring financing options
               *    Java pop-up mouse events

PENTAX Corporation Web Site
---------------------------

Industry:      Optical

Description:   To address  the growing  demand for  Internet  shopping,  Navidec worked closely with the PENTAX team to develop a web site that allows customers to research features for its line of cameras, binoculars, lenses and accessories. Camera and binocular shoppers also can visit PENTAX University to get useful tips on how to take better photographs or how to buy the right binoculars. The site was named one of Lycos TOP 5%, a selective directory of top-shelf web sites.

Technology:    Navidec  created an  architecture  that adheres to open standards methodology, making the web site portable in the event that PENTAX wants to host it internally. BEA's WebLogic Application
               Server was selected so that templated content pages could rapidly be changed on the site, promoting ease of use and performance.
               The project also allowed Navidec to leverage its extensive Java development expertise.

               To facilitate the need for PENTAX to be self sufficient in maintaining the site, Navidec created a web-based update tool that allows PENTAX to instantaneously update the product and dealer database. The PENTAX site is hosted on a Sun 450 Production Server running a Netscape Enterprise Web Server.

Development features:
               * Access specifications, pricing and reviews for all PENTAX products
               * Download product information via PDF files to take with you when shopping at a dealer
               * Compare up to three products side-by-side and feature-for-feature from aperture to weight
               * Once you've found the right product, you can search for a PENTAX dealer near you
               * Subscribe to very active (3500 messages are posted each month) E-mail discussion lists with discussions on photography, photographic techniques and tips on using PENTAX products
               * Visit PENTAX University to get useful tips on how to take better photographs and how to buy the right binoculars

Columbine JDS / Spotdata Web Site
---------------------------------

Industry:      Broadcast media invoice clearinghouse

Description:   Columbine  JDS  (CJDS) is the  national  leader  in  distributing invoices between broadcast outlets and advertising agencies. The company collects invoices from broadcast outlets nationwide, compiles and distributes them to advertising agencies. CJDS wanted to streamline this process and move to a paperless
               E-billing system.

               To meet CJDS' requirements, Navidec developed Spotdata.com a full-service, business-to-business, E-commerce application. The site allows registered users to securely download invoices or view and print them from a web browser.

 Technology:   Beyond  hosting  the site on a secure  Netscape  server,  Navidec ensured world-class security on Spotdata.com with VeriSign's digital certificates. Spotdata is actually more secure than many online banking applications. Users register from the site and must log in with the digital certificate to access their data.
               The solution uses the LDAP directory standard to maintain an updateable user list that is integrated with the certificates.
               Navidec also customized the Oblix CSA application to provide users and administrators with easy access to their directory information.

               With Java and BEA/WebXpress' WebLogic application server, Navidec dynamically creates a .pdf file that is easily printed. The PDF allows for better formatting than HTML and better performance than a dynamically generated image.

Development features:
               * Subscriber authentication established through a public-key certificate infrastructure
               *    Deploy VeriSign On-Site services to create the certificates
               * Subscriber authentication and authorization is managed through extensive use of LDAP directory services and the Oblix environment
               * Users view invoices as PDF files displayed by Adobe Acrobat Reader
               * All PDF files are securely generated on the fly from a live database

Bryan Memorial Hospital Intranet
--------------------------------

Industry:      Healthcare

Description:   Bryan Memorial Hospital is the largest healthcare provider in the state of Nebraska. In addition to providing healthcare services for its customer base, the hospital interfaces with numerous private and governmental agencies. Bryan Memorial processes information and performs thousands of data transactions in paper formats everyday.

               Bryan Memorial's vision is to implement a state-of-the-art, open systems solution to provide an effective, highly secure way to perform all of its business transactions electronically. Its goal is to operate much more efficiently and productively and save operating costs in the process.

               Navidec installed a 700 seat pilot solution using Netscape servers. This Netscape pilot replaced Bryan Memorial's previous proprietary Novell GroupWare system. The pilot program enables Bryan Memorial to implement new e-mail, calendar, and Web capabilities for internal and external communication. Netscape Directory Services with LDAP and the Certificate Server provide ease of administration and the security needed to perform electronic data transfers. Annual overall savings for Bryan Memorial are expected to be in excess of $200,000.

Technology:    The 700 seat pilot  program  involved the  installation  of seven
               Netscape servers on a DEC Alpha server running NT 4.0 SP3. The server was a two processor configuration with 512MB of RAM and RAID 5 storage. Desktop clients were TCP/IP enabled.

Development Features Include:
               *    Open TCP/IP e-mail (No gateways to Internet)
               *    Open calendaring (Unified LDAP Directory)
               *    Open web publishing (Secure, controlled access)
               *    LDAP directory services (Single, unified resource directory)
               *    Proxy   services   (User   authentication   &  secure   data
                    transactions)
               *    Desktop  management   services   (consistent   desktop  user
                    interface with remote administration capabilities)

Major Financial Institution Infrastructure
------------------------------------------


Industry:      Financial Services Institution

Description:   A world-leading  financial services  institution enlisted Navidec to  migrate  their  Internet  site from a  problematic  Microsoft
               NT/IIS  architecture  to a  Sun/Netscape  architecture.  Expected
               benefits   of  the   migration   were  higher   performance   and
               scalability,   less  down-time  and  an   environment   based  on
               open-systems specifications (e.g. Java, UNIX Operating System).

               Additionally, Navidec provided on-site web administrators for the existing IIS as well as web masters for the new Sun/Netscape infrastructure. Navidec also engineered the web architecture and firewall architecture for the new environment.

Technology:    Navidec implemented the Resonate software package to help the new architecture run faster. Resonate sits in front of two servers and analyzes both servers to route information requests to the server that can best handle the request. Additionally, we provided the customer with complete integration, operational and support documentation. By teaming with the client's technical staff for two weeks, Navidec's engineering team was able to fully familiarize the client's staff with the solution.

Primary technologies used on the project include:
               *    CheckPoint
               *    Netscape
               *    Sun
               *    Resonate
               *    Navidec's Java University Client Mentoring Program

Major Public Utility
--------------------

Industry:      Public Utility Company

Description:   Navidec's Java University is a six-tier  education  program where our Java experts train the client's technical staff in using Java in the enterprise. In this program, we take clients through the architecture, development, launch and evaluation processes of a real enterprise-level project. Every facet of creating the solution is covered from Java theory and programming to Java application server techniques and enterprise development.

               A major Colorado-based public utility company benefited greatly from Java University. The public utility company brought Navidec in to help them use Java to create an enterprise application development tool that allows multiple departments to request specific development resources.


Technology:    Navidec utilized Netscape  enterprise  servers and BEA/WebXpress'
               WebLogic application server. The Netscape server sends requests to be processed by the WebLogic server. Additionally, servlets and JHTML interface with RMI servers and Enterprise Java Beans
               (EJBs) to complete the application.

               Creating the application in this manner provides the following benefits:

                    1.   One WebLogic server is able to serve many web sites.
                    2. JHTML separates graphics and content in the development phase.
                    3. JHTML also allows for updating on the fly so that the client will never have to take the server down for updates.

INTERNET/INTRANET INDUSTRY OVERVIEW

The Internet

The Internet has emerged as a global medium for communication, content delivery and e-commerce and Internet use continues to rapidly increase. According to 1998 Nielson Media Research/Commerce Net, 34.9% of American adults are online and 20 million of 48 million online shoppers said they purchased online. International Data Corporation estimates that the number of users worldwide with access to the Internet will increase to over 319 million by 2002. As consumers have become increasingly adept at utilizing the Internet for evaluating and purchasing a wide variety of goods, the dollar volume of online commerce transactions has risen dramatically. Forrester Research 1998 estimates that the volume of goods and services purchased over the Internet will increase from $5 billion today to $327 billion in 2002. Navidec's own 1998 CyberShopper Survey represented that 95% of online shoppers were satisfied with the purchases made online. In addition to providing the basic medium for e-commerce, the Internet offers online retailers the opportunity to market and respond to consumer preferences and behavior directly. Jupiter Communications, Inc. estimates that the dollar volume of online advertising will increase from $1.9 billion in 1998 to $7.7 billion in 2002. Because the Internet offers "point-to-point" communications, online advertisers are able to present messages to specific, predetermined audiences and interact immediately with these targeted individuals. In this way, online retailers can target, measure and manage abroad consumer base rapidly and economically, while establishing and maintaining direct consumer relationships more easily. Consumers benefit from improved overall convenience, better information regarding available products and services, enhanced sales interactions and, often, more competitive pricing.

Commercial Uses of the Internet

Commercial uses of the Internet include business-to-business and business-to-consumer transactions, product marketing, advertising, entertainment, electronic publishing, electronic services and Internet support. The Company views the Internet as presenting significant opportunities for electronic commerce. In the Company's view, the Internet's benefits include:

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

ONLINE AUTOMOTIVE SOLUTIONS
---------------------------

The Company believes that the following business strengths provide it with a competitive advantage in the on-line automotive industry.

* Consumer-Centric Versus Dealer-Centric. Today's Internet automotive services are, for the most part, entirely dealer-centric. As a result, services add little value to customers once they pass them off to a dealer. The Company has discovered that this process alienates and disappoints customers and does little to generate repeat or referral visits to the
     Company's site. Perhaps less obvious is the inevitable erosion of participating dealers caused by the proliferation of competing dealer-centric systems. With consumers submitting leads from up to three different automotive sites at times, dealers are more likely to pay multiple services for the same customer lead. This results in obvious dealer dissatisfaction. To compound matters, most dealers close a low percentage of their Internet leads. This contributes materially to dissatisfaction among dealers who perceive little value and great risk in shifting their resources from traditionally successful sales practices to Internet sales. High dealer turnover results in instability and substantial losses for Internet automotive services that dedicate significant resources attempting to "train" their affiliate dealers in the art of closing Internet sales. The Company's new strategy eliminates each of these problems. The Company is implemented a on-line automotive solution in which the Company can receive automotive purchase and lease requests from its affinity partners' websites and the Company will fulfill those requests without the consumer having to negotiate with the auto dealer. By regaining control over the transaction, the Company can ensure that customers are treated courteously and effectively throughout the transaction. In the process the Company meets Internet consumers' expectations and enables them to avoid head-to-head negotiations with a dealer. This results in higher consumer satisfaction and repeat business. In addition, the Company does not need to devote resources to training dealers or managing their expectations in connection with lead quality. The Company produces sales, not leads.

* TotalOn-line Solution. Using its proprietary technology and broad-based industry relationships, the Company has created a complete on-line solution that enables consumers to conveniently purchase vehicles using a process that is faster, better and easier than either traditional means or prevailing Internet methods. The Company's sites enable consumers to thoroughly research and compare all different makes and models available in the United States. Once their research is complete, consumers will be able to access the Company's DealWizard module, which gives them instant online quotes on vehicles the consumers construct themselves. The process is satisfying for the consumer, who can manipulate vehicle options and financing terms to arrive at an ideal automobile package. This process is currently unavailable anywhere on the Internet. Once the automobile package is complete, the consumer can actually follow through with the purchase and buy or lease the vehicle created on-screen for the prices and payments shown.

* Superior Automotive Content. A critical component of the Company's solution is the accuracy of its content. To enable consumers to effectively research vehicles and generate valid purchase requests, the Company's automobile pricing, optioning and technical data is updated weekly and of the highest professional caliber. In addition, the Company's sites feature Automotive Lease Guide ("ALG") automobile leasing residual values, Motor Trend driving reviews, NHTSA safety information, Reuter's automotive news, and advice from nationally recognized automobile finance experts. The Company has been successful in licensing its content on the auto "channels" of Excite, Netscape, WebCrawler, Prodigy, and Magellan as well as on CBS.com, WomanMotorist.com, and TheCarConnection.com. The Company's sites also have been highly recommended in numerous national publications, including, Kiplinger's Personal Finance Magazine, Automobile Magazine, Smart Money Magazine, Money Magazine, Consumers Digest, The New York Times, USA Today, and The Detroit News.

* Technology Based Solutions. The Company has in the development of its Online Automotive solutions effectively leveraged its experience in providing on-line business solutions to Fortune 1000 companies. The group's world class expertise has led to the development of the Data Harvester application that can access legacy information systems and extract data essential to financial institutions, dealers and inventory-based automotive solutions. The Data Harvester enables dealers to manage inventory, customer lists, and service requests. The Data Harvester can, in hours, extract marketing data from dealer legacy systems that would otherwise take months and cost thousands of dollars to accumulate.

* Partners and Industry Relationships. The Company has established a number of strategic relationships that have enabled it to obtain and keep a significant presence in the Internet marketplace. The Company has two content partnership agreements with Excite, Inc. Those agreements have resulted in the Company's content and vehicle inventory being featured on the Excite, Netscape Netcenter, Prodigy, WebCrawler and Magellan portals, as well as Excite Classifieds. The Company's relationship with CBS New Media has resulted in the CBS.CarWizard.com automotive service on CBS.com. The Company's long-term agreement with Bank One Credit Company and more than 13 broadcast and print media companies has fueled the launch of six regional Wheels sites with additional regions in process. The Company has a marketing agreement with ALG under which ALG has agreed to promote the Company's CarWizard application to the top 25 financial institutions in the United States.


Company-Operated Sites

The Company currently owns and operates the USWheels.com, CarWizard.com and LeaseSource.com Internet Sites. In combination, these sites receive in excess of 120,000,000 page views annually, entertaining in excess of 13,000,000 visitors. On average, the sites generate more than 10,000 customer purchase requests per month. The Company earns revenue from site advertisements as well as from the handling of customer purchase request.

Affinity Solutions

Overview: The core of the Company's retail business is driven by the affinity solution paradigm. The Company licenses partial or complete automotive content modules to affinity organizations that wish to provide timely and accurate auto buying/leasing information and advice to their members and customers. At the affinity partner's request, the Company can also provide dealer inventory from the affinity partner's dealer network. In addition to content, the Company also offers lead fulfillment services. For organizations that maintain their own dealer network, the Company provides a software tool to intelligently harvest and distribute leads among member dealers. For affinity groups without a dealer network, the Company can provide a complete dealer network. With this modular approach, the Company can offer a wide range of retail automotive solutions depending on the individual needs of the affinity organization.

Financial, Portal, Media and Other Affinity Solutions: The Company has segmented its affinity relationships into three major categories; media organizations, Internet portals and financial institutions. For newspaper and broadcast media organizations, the Company offers the regional Wheels solution. For Internet portals, the Company offers a private-label solution or a "CarWizard" branded solution to enable portals to enhance their content offering and sell the resulting customer leads. The Company's content currently appears on Excite.com, Netscape.com, WebCrawler.com, Prodigy, CBS.com, MotorTrend.com, WomanMotorist.com and TheCarConnection.com. The solution for financial institutions is particularly powerful because financial institutions have a vested interest in pairing site visitors with their automobile lease and loan packages.

Custom Automotive Solutions

The Company also earns revenue through the development and license of "back-office" technology. The Company typically licenses wholesale solutions to financial institutions, dealer groups and organizations whose business depends, in whole or in part, upon the timely harvesting of marketing or product information from legacy business systems.

Market opportunity

The Company believes the market opportunity for its Online Automotive solutions is extremely promising. The massive automotive market has quickly been impacted by Internet technology as consumers have adopted the Internet as an important tool for making automotive purchase decisions. The Internet allows consumers to collect the large amount of information necessary to choose an auto from the comfort and convenience of home or work. According to Toyota, Internet auto shoppers buy within two to three days of visiting a dealership. Prior to the Internet, consumers bought only after two to three weeks of shopping. The proliferation of Internet use and statistics about online retailing reveal the potential impact of the Internet on the automotive industry.

The Market for Vehicles and Related Products and Services

The global proliferation of cars and light trucks ("vehicles") and related products and services has served to make the automotive industry one of the largest in the world. The Polk Company, an automotive research firm, estimates that there were over 192 million registered vehicles in the United States as of December 31, 1997. CNW Marketing/Research, a market research firm, estimates that approximately 15 million new and 41 million pre-owned vehicles were sold in the United States in 1997, translating into a market that exceeded $670 billion. A large market also exists for automotive-related products and services, such as insurance and financing. According to A.M. Best, an insurance research firm, total automobile insurance premiums were expected to exceed $136 billion in 1998. In addition, the U.S. Federal Reserve Board estimates that the automotive consumer credit market totaled approximately $440 billion as of November 1998. Combining these market size estimates, the total United States market for vehicles and automotive-related products and services exceeds $1 trillion.

The new  and  pre-owned  vehicle  market  suffers  from  an  aging  distribution infrastructure that is fragmented and inefficient for both consumers and dealers. Automotive News estimates that there are approximately 22,000 franchised dealerships (excluding independent dealerships) in the United States, representing about 49,000 franchises (a dealership selling Ford, Lincoln and Mercury vehicles would have three franchises). The unit sales of the top ten dealership groups, as reported by Automotive News, accounted for only about 4% of the approximately 31 million new and pre-owned vehicles that CNW Marketing/Research reports as having been sold by franchised dealerships in 1997. The recent consolidation of some major dealership groups has done little to reduce the considerable fragmentation in the industry, and no national dealer brand has emerged. The Company believes that a combination of the highly competitive dealership landscape and a salesperson compensation system based on sales dollar volume rather than sales unit volume has contributed to an unpleasant buying experience for consumers and a decline in profit margins for dealers. As a result, consumers often view dealerships as pressure-filled environments where they must make significant purchase decisions with incomplete information. Further, when purchasing pre-owned vehicles as compared to new vehicles, consumers are confronted with a vehicle that has a unique price, set of accessories, mileage, history of use and maintenance record. The higher profit contribution to the dealer from the sale of a pre-owned vehicle, as compared to that of a new vehicle, further increases the pressure for the dealer to complete a sale and often makes the process more difficult for the consumer. In addition, consumers historically have not had access to competitively priced automotive-related products and services in a single centralized location.

Growth of Online-Automotive acceptance

The following are highlights from the Navidec's own CyberShopper 1998 survey.

- 75% of online users likely to purchase a new or used car or truck in the next year are likely to use the Internet to gather vehicle information prior to buying.
- Users who shopped online for a vehicle visited an average of 7 sites to gather information, with the minimum being 1 and the maximum being 60.
- Price is the key reason for shopping for or buying a vehicle online, with 47% of online users who already shopped or purchased online saying prices were reasonable or lower than traditional methods of buying an automobile.
- Of those who said they are likely to use the Internet to gather information for their next automotive purchase, 56% would search for new vehicle information, and 21% who would search for used vehicle information.
- 92% of those who had shopped for or purchased a vehicle online said they were at least somewhat satisfied with the experience.
- When asked to name the top three reasons why they shopped for a vehicle online:
* 87% of respondents said being able to comparison shop about different cars or trucks;
*    85% said to get the absolute lowest price; and,
* 70% said getting a guaranteed price on a car or truck before visiting a dealer.
- When asked to name the top three kinds of information online shoppers would like to see on automotive web sites:
*    86% said obtaining the dealer invoice and selling prices of the vehicles;
*    81% said being able to price out different combinations of options; and,
*    75% said being able to compare a car feature-by-feature.
- Nearly two-thirds of online users (61%) who provided personal information to a dealer about a particular vehicle would like the dealer to respond to them by e-mail.
- Nearly one-half of respondents (44%) said they would use the Internet to find vehicle information three months or more in advance of their purchase.


The Online Automotive Opportunity

The Company believes that vehicle manufacturers, dealers and vendors of related products and services increasingly desire to use the Internet to improve consumer interaction, information management and sales. According to JD Power and Associates, 16% of new vehicle purchasers used the Internet to assist with their purchases in 1997 and this figure is expected to increase to approximately 50% by 2000. The Doring Co. reported that 63% of all respondents to a recent study would use the Internet to obtain information about the vehicles that they are considering for purchase. However, to avail themselves of the Internet opportunity, dealers, vehicle manufacturers and related vendors must address the need for sophisticated Web site development and maintenance, increased demand for electronic consumer interaction and support, and integration of their Web sites with existing internal systems. For consumers, while the Internet substantially increases the amount of information available for researching and evaluating automotive purchase decisions, this information is often not aggregated at a central, organized source. In addition, a large portion of this information is located on automotive manufacturers' own Websites, which we believe frequently do not provide complete or unbiased content. The Company has formulated a strategy that address the automotive industry's technological obstacles by providing inventory and vehicle specification solutions and providing the vehicle information on a real time basis in a functional format for the consumer while simultaneously providing the consumer reliable, independent information. There are numerous online automotive sales Web sites on the Internet today, but none that employ the same total solution strategy like the Company. Other online automotive sales products include Carpoint, Auto-by-Tel, Autoweb, AutoConnect, and AutoVantage. A few Internet developers are also attempting to sell online sales products to media, but none offer the total sales solution that Wheels offers to ensure that dealers sell vehicles, including important add-ons such as touch-screen kiosks and mobile sales laptops. Another important distinction is that the Company understands the auto sales process and even trains dealers to help them sell more autos from the leads generated by Wheels. The Company has over 25,000 hours into the development of the wheels solution.

Potential applications in other vertical markets


Wheels is an inventory management system and its framework could be adapted to manage and sell a vast array of inventory over the Web. Though Navidec has not begun selling its technology into other vertical markets, it is examining its potential applications.

DISTRIBUTION AND RELATED SERVICES

The Company distributes high technology systems and components manufactured by third parties. Product distribution clients range from small businesses to Fortune 100 companies. Significant product distribution clients include Lockheed Martin, Johnson Controls, Hughes Aircraft and US West. The Company serves both as a national manufacturer's representative for the products of certain international manufacturers and as a reseller of selected computer products in the Rocky Mountain region. The Company focuses its distribution efforts towards selling specialized, higher margin products. The Company has begun to expand its product distribution activities into electronic channels, including sales over the Internet on the Company's Web site.

Distribution activities usually involve the receipt by the Company of orders for equipment from prospective purchasers and the delivery and/or installation of the equipment by the Company. The Company purchases the equipment directly from the manufacturer or vendor and resells it to the purchaser at a price which includes the Company's cost and a profit margin. The Company specializes in high tech components, graphics products and supplies.

EMPLOYEES

There are currently 75 full-time employees of the Company. These include 13 in Professional Services, 8 in Creative Services, 23 in Software Development, 4 in Marketing Services, 17 in sales, and 10 in management and administration.

The Company expects to hire forty five additional full-time employees in the twelve months following this report. The Company currently anticipates 17 new hires dedicated to sales, 3 new hires dedicated to professional services, 20 new technical employees and 5 new hires in administration.

COMPETITION

Existing competitors to the NetSolutions business include EarthWeb, Inc. (NASDAQ
EWBX), Critical Path, Inc. (NASDAQ CPTH) and USWeb, Inc. (NASDAQ USWB), as well as a large number of regional firms providing similar services to those of the Company. Potential competitors in this business include browser software vendors, PC and UNIX software vendors and on-line service providers. Additional competition comes from numerous client/server companies, database companies, multimedia companies, advertising agencies, document management companies, networking software companies, network management companies and educational software companies. In a broader sense, the Company may compete with the more traditional advertising and distribution mediums, such as radio, television and mail order outlets.

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

Competitors in the automotive market

There are numerous online automotive sales Web sites on the Internet today, but none that employ the same total solution strategy as Navidec. Other online auto sales products include Carpoint, Auto-by-Tel (NASDAQ ABTL), AutoWeb (NASDAQ
AWEB), AutoConnect, and Cars.com. A few Internet developers are also attempting to sell online sales products to media, but none offer the total sales solution that Wheels offers to ensure that dealers sell vehicles, including important add-ons such as touch-screen kiosks and mobile sales laptops.

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

ITEM 2.   DESCRIPTION OF PROPERTY

The Company's headquarters are located at 14 Inverness Drive, Building F, Suite 116, Englewood, Colorado, in a 13,000 square foot facility, which includes approximately 1,500 square feet in warehouse space. The facility is occupied under a lease with an unaffiliated party expiring in June 2001 and providing for a current monthly lease rate of $15,708. The Company also leases space at 1300 Plaza North, Suite 101, Lafayette, CO, in a 1,500 square foot facility. The facility is occupied under a lease with an unaffiliated party expiring in June 1999 and providing for a monthly lease rate of $2,180. The Company may lease additional office space if needed to support the growth in traditional and on-line product distribution.

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock commenced trading on the Nasdaq SmallCap Market under the symbol "NVDC" on February 11, 1997. The Company also had a class of common stock purchase warrants ("Warrants") listed on the Nasdaq SmallCap Market under the symbol "NVDCW." The Warrants also commenced trading on February 11, 1997, but were called by the Company under terms of the warrants on February 12, 1999, and ceased trading on March 16, 1999.

                                         Common Stock
                                   ------------------------
Quarter Ended                       High               Low
-------------                       ----               ---
March 31, 1997                     $5.625            $5.125
June 30, 1997                      $6.000            $3.250
September 30, 1997                 $7.000            $5.250
December 31, 1997                  $7.000            $4.063
March 31, 1998                     $7.125            $3.000
June 30, 1998                      $6.813            $5.750
September 30, 1998                 $7.219            $2.438
December 31, 1998                  $6.000            $2.063

(b) Holders

As of April 9, 1999, the Company estimates the number of beneficial owners of common stock to be 900.

(c) Dividends

The Company has not declared any cash dividends on its common shares for the last two fiscal years. The Company currently intends to retain funds from earnings, if any, from future growth and therefore does not intend to pay any cash dividends in the foreseeable future on its Common Stock. The Company is not currently a party to any agreement restricting the payment of dividends.

(d) Recent Sales of Unregistered Securities

     On February 16, 1998 the Company entered into an agreement with Joseph Charles & Associates to engage it on an exclusive basis to complete the private placement that was started in November 1997 and the Company issued a total of 250,000 options to Joseph Charles & Associates and its designees in consideration for the services performed by them. Those options are exercisable at $3.50 per share and expire on February 15, 2003. That offering was made pursuant to Rule 506 of Regulation D promulgated pursuant to the Securities Act of 1933 as an offering not involving any public offering solely to accredited and sophisticated investors.

On August 31, 1998, in consideration for a $800,000 loan from VSI Holdings Inc., the Company granted to VSI Holdings Inc. options to purchase 177,175 shares of the Company's common stock at $4.50 per share that expire on September 25, 1999 and options to purchase 354,350 shares of the Company's common stock at $6.50 per share that expire on December 31, 1999. The Company issued its securities in that transaction under Section 4(2) of the Securities Act of 1933 as an offering not involving any public offering. VSI Holdings Inc. agreed with the Company in March 1999 to cancel 100,000 of the options exercisable at $6.50 as part of an agreement for the Company to repay the loan from VSI Holdings Inc.

On November 24, 1998, the Company completed an offering of 700,000 shares of its Common Stock to twenty investors. The Company raised $1,330,000 from that offering net of offering costs of $70,000. That offering was made pursuant to Rule 506 of Regulation D promulgated pursuant to the Securities Act of 1933 as an offering not involving any public offering solely to accredited and sophisticated investors. In addition, in 1999, the Company issued warrants to purchase 70,000 shares of its Common Stock to four persons who agreed to render services to the Company. Those warrants were issued pursuant to Section 4(2) of the Securities Act of 1933 as an offering not involving any public offering and are exercisable at $2.00 per share during the five-year period commencing on November 24, 1998.

On December 28, 1998, the Company issued a total of 250,000 shares of its common stock to the shareholders of CarWizard, Inc. and LeaseSource Online, Inc. in exchange for all of their ownership interests of those companies. The Company also issued options to purchase 83,334 shares of its Common Stock to Michael Kranitz as part of that transaction. Those options are exercisable at $5.08 per share for a five year period commencing on December 31, 1998. The Company issued its securities in that transaction under Section 4(2) of the Securities Act of 1933 as an offering not involving any public offering.

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

Overview

The Company was organized as ACI Systems, Inc. in July 1993 and changed its name to NAVIDEC, Inc. in July 1996. The Company's principal sources of revenue are from the architecture, design, development and implementation of open system solutions for Fortune 1000 companies, license fees and recurring purchase request and advertising revenue from the Company's on-line automotive solution and product sales of third party manufactures. The Company merged with Interactive Planet, Inc. ("IPI"), a designer and developer of Internet World Wide Web sites, in July 1996. The Company issued an aggregate of 678,877 shares of Common Stock to the shareholders of IPI and a promissory note in the amount of $75,000 to one shareholder of IPI in exchange for all of the issued and outstanding stock of IPI. The Company acquired TouchSource, Inc. ("TS"), a designer and developer of interactive Kiosks, in July 1997. The Company issued an aggregate of 207,000 shares of Common Stock to the shareholders of TS and TS was merged into the Company in exchange for all of the issued and outstanding stock of TS. The merger and acquisition were consummated in order to expand the Company's business model of combined expertise in traditional marketing and distribution and Internet/ Intranet technology. On December 28, 1998 the Company acquired CarWizard and LeaseSource, owners and operators of CarWizard.com and LeaseSource.com, two prominent online automotive sites. The Company issued an aggregate of 250,000 shares of Common Stock to the shareholders of both Companies, and will pay an earn-out based on the success of these sites in 1999 and 2000. The acquisition was consummated in order to expand the Company's Online Automotive presence.

The Company's strategy is to increase revenue generated by its two core competencies: (1) NetSolutions, which are focused in five major market areas, including computer and network infrastructure equipment, software and services, content aggregation, electronic commerce and order fulfillment, and (2) Online Automotive Solutions, which derives revenue from, sale of purchase requests, advertising and the direct leasing of automobiles. The Company has built and intends to continue to build an infrastructure that assumes this strategy will succeed. The failure of the Company to achieve this strategy could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company recognizes revenue upon delivery of goods and services. NetSolutions generally begin with consulting arrangements that are billed on an hourly basis and progress to a bid for a proposed project. Deposits are then taken upon acceptance of the bid. Most of the Company's customers elect to update and expand their solutions frequently, and clients are billed monthly on a time and materials basis for these services. Additional sources of ongoing revenue include revenue from advertising sold by the Company on clients Web sites, revenue from sales of merchandise and services over clients Web sites and revenue from maintenance and hosting of client Web sites. Online Automotive Solutions currently generates a substantial portion of its revenue through the sale of new car leads to dealers. The Company also generates revenue through the sale of banner and editorial advertising space.

From August through October, 1996, the Company raised net proceeds of approximately $1,233,000 from the sale of 10% Unsecured Subordinated Convertible Promissory Notes in a private placement (the "Bridge Private Placement"). These notes were converted by their terms into an aggregate of 349,126 Units upon consummation of the Company's public offering described below. The Units were identical to the Units offered in the public offering.

On February 14, 1997, the Company consummated a public offering of 1,000,000 Units consisting of one share of Common Stock and one Common Stock purchase warrant ("Warrant"). Each Warrant entitled the holder to purchase one share of Common Stock at a price of $7.20 per share until February 10, 2002. The Warrants were redeemed by the Company on February 12, 1999, and stopped trading on March 16, 1999. Of the 1,000,000 shares of Common Stock and 1,000,000 Warrants included in the offering, 755,000 shares of Common Stock and 755,000 Warrants were sold by the Company, for net proceeds of approximately $3,436,000 (after subtracting the underwriting discount and other expenses of the offering). The remaining 245,000 units were sold by the investors in the Bridge Private Placement.

From November 1997 to April 1998, the Company raised net proceeds of approximately $2,193,000 from the issuance of 594,500 shares of Common Stock and Warrants in a private placement. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $7.20 per share until February 10, 2002. The Warrants were redeemed by the Company on February 12, 1999 and stopped trading on March 16, 1999.

In November of 1998, the Company completed a private placement resulting in the issuance of 700,000 shares at $2.00 per share. This offering generated $1,330,000 in proceeds net of offering costs of $70,000.


Results of Operations

The Company operates its business activities in three segments: NetSolutions, Online Automotive Solutions ("Automotive"), and Product Distribution ("Products"). NetSolutions enables customers to address their e-commerce initiatives. Automotive provides total online automotive solutions through its Web sites, in addition to providing custom solutions to companies in or with relationships in the automotive industry. Products provides the resale and configuration of third party software and hardware components, graphical printers and supplies. Management has chosen to organize the Company around these segments based on differences in products and services.

The  following  table shows the  breakdown of these three  segments for 1998 and
1997



                                         Year Ended December 31,                             Year Ended December 31,
                         ---------------------------------------------------  ----------------------------------------------------

                                                 1998                                                 1997
                         ---------------------------------------------------  ----------------------------------------------------
                         NetSolutions   Auto    Products     Corp.     Total  NetSolutions   Auto      Products     Corp     Total
                         ------------   ----    --------     -----     -----  ------------   ----      --------     ----     -----
Sales                      $ 5,443    $   939    $ 2,173              $ 8,555    $ 2,359    $   223    $ 3,426              $ 6,008
Cost of Goods Sold           4,009        243      1,618                5,870      1,412         37      2,770                4,219
                           -------    -------    -------              -------    -------    -------    -------              -------
Gross Profit               $ 1,434    $   696    $   555              $ 2,685    $   947    $   186    $   656              $ 1,789

Operating Expense
Product Development        $   542    $ 1,292    $     0              $ 1,834    $   835    $   827    $     0              $ 1,662
Selling & Marketing            217        665         39                  921        123         79         35                  237
Impairment of Goodwill                                                      0      1,305                                      1,305
General & Admin              1,857        890        379       353(1)   3,479      1,177        548        486       257(1)   2,468
                           -------    -------    -------   -------    -------    -------    -------    -------   -------    -------
Total Operating Expenses   $ 2,616    $ 2,847    $   418   $   353    $ 6,234    $ 3,440    $ 1,454    $   521       257      5,672

Operating (Loss) Income    $(1,182)   $(2,151)   $   137   $  (353)   $(3,549)   $(2,493)   $(1,268)   $   135   ($  257)   ($3,883)

(1) Represents depreciation expense on property and equipment, which can not be directly identified to a particular segment.


Net sales for fiscal 1998 were $8,555,000 which represents an increase of 42% over net sales of $6,008,000 in fiscal 1997. The increase is primarily attributed to increased sales in NetSolutions and Automotive. NetSolutions sales were $5,443,000 which represents an increase of 131% over net sales of $2,359,000 in fiscal 1997. Automotive sales were $939,000 on a stand alone basis and $1,546,000 on a pro-forma combined basis with LeaseSource and CarWizard representing an increase of 321% or 693% respectively over net sales of $223,000 in fiscal 1997. The increase in these two areas is primarily attributed to increase market acceptance and marketing activities. NetSolutions typical project length is 90 to 120 days. This quick turn around is resulting in increased demand from new customers and expansion from existing customers. The Company is projecting sales in this division to continue to increase in 1999 as a result of this expansion. The Company's Automotive division online presence increased from one site at the beginning of 1998 to 14 on December 31, 1998. This increase has resulted in automotive purchase requests increasing from 350 for the month of January to in excess of 11,000 for the month of December of 1998. This increase has resulted in increased revenue and will be the primary source of increased revenues in 1999.

Net sales in Products were $2,173,000 a decrease of 37% from net sales of $3,426,000 in fiscal 1997. The decrease in sales is attributed to the discontinuation of distribution products that did not have strong gross profit and/or recurring sales. The Company projects product sales to remain stable in 1999.

Gross Profit was $2,685,000 during fiscal 1998, an increase of 50% over a gross profit of $1,789,000 in fiscal 1997. As a percent of sales gross profit increased to 31.4% from 29.8% an increase of 1.6%. The increase in the Company's gross margin was attributable to the increased sales in Automotive. Automotive had a gross profit as a percent of sales of 74.1% in 1998, while NetSolutions had gross profit of 26.3% and Products had 25.5% for the same period. The Company plans for its Automotive division to make up a larger percentage of sales in 1999, and thus gross profit as a percentage of sales is projected to increase accordingly.

Operating expenses for fiscal 1998 were $6,234,000 or 72.9% of sales compared with $5,672,000 or 94.4% of sales for fiscal 1997. General and administrative expenses for fiscal 1998 were $3,479,000 an increase of $1,011,000 or 41.0% over general and administrative expenses of $2,468,000 for fiscal 1997. This increase is primarily attributed to increased personnel expenses, and increased legal expenses related to the VSI merger negotiations that were discontinued by the Company in 1998. General and administrative expenses are projected to increase in 1999 with the expansion of the Automotive and NetSolutions. Selling and marketing expenses for fiscal 1998 were $921,000 an increase of $684,000 or 289% over selling and marketing expenses of $237,000 for fiscal 1997. The Company is projecting significant increase in selling and marketing expenses in 1999 as a result of producing brand awareness for Automotive solutions. Product development expenses for fiscal 1998 were $1,834,000 an increase of $172,000 or 10% over product development expenses of $1,662,000 in fiscal 1997. Product development expenses are projected to increase in the automotive division in 1999, due to the acceptance of online solutions in the automotive industry. NetSolutions is also projecting an increase in product development as it continues with the Company's philosophy of turning solutions into products. In 1997 the Company recorded $1,305,000 in expense for the impairment of goodwill. The goodwill was the result of the merger with IPI in 1996 and the acquisition of TS in 1997.

Net interest expense for fiscal 1998 was $414,000 compared with $236,000 for fiscal 1997. The increase was a result of increased borrowings to fund the growth of the Company. The Company expects interest expense to decrease in 1999.

Liquidity and Capital Resources

Through December 31, 1998, the Company funded its operations primarily through equity investments, through the Company's IPO and subsequent Private Placements, and revenues generated from operations, loans from principal shareholders and employees, lines of credit and factoring arrangements made available by banks. As of December 31, 1998, the Company had cash and cash equivalents of $711,000 and a net working capital of $286,000. This compares with cash and cash equivalents of $369,000 and a working capital $678,000 as of December 31, 1997. In March of 1999, the Company completed a warrant call that resulted net cash of approximately $13.8 million. In 1999 the Company expects to have capital expenditures of approximately $1.8 million for its Automotive division and $1.1 million for NetSolutions. The increase in capital expenditures is projected due to further implementation of the Automotive business model and increased network activities for the NetSolutions division.

Cash used in operating activities for the Company totaled $3,050,000 and $3,659,000 for fiscal 1998 and 1997, respectively. Cash used in investing activities for the Company totaled $470,000 and $500,000 for fiscal 1998 and 1997, respectively. Cash used in investing activities consisted primarily of expenditures for property and equipment.

Cash provided by financing activities in fiscal 1998 was $3,862,000 consisting primarily of advances from factoring arrangements of $3,515,000 net of repayments of $3,502,000, proceeds from the issuance of common stock of $2,806,000, exercise of warrants of $292,000, exercise of employee stock options of $284,000, borrowings of $885,000 net of payments of $478,000. This compares to cash provided by financing activities in fiscal 1997 of $4,297,000 consisting primarily of advances from factoring arrangements of $634,000 net of repayments of $444,000, proceeds from the issuance of common stock of $4,153,000, borrowings of $333,000 net of payments of $369,000.

The Company has not recorded a deferred tax asset as it cannot conclude to date that it is more likely than not that the deferred tax asset will be realized.



Inflation

The Company does not believe that inflation will have a material impact on the Company's future operations.

Year 2000

Computer programs or other embedded technology that have been written using two digits (rather than four) to define the applicable year and that have time-sensitive logic may recognize a date using "00" as the Year 1900 rather than the Year 2000. That mistake could result in widespread miscalculations or system failures. Both information technology ("IT") systems and non-IT systems using embedded technology may be affected by the Year 2000.

The Company initiated an enterprise-wide program to prepare its IT systems and applications for the Year 2000. The Company has completed its internal assessment phase of its Year 2000 program. The Company did not incur any material costs associated with that assessment. The Company believes that all of its IT systems are Year 2000 compliant. However, there is no assurance such belief is correct. The Company has not completed the process of verification of whether vendors, suppliers and significant customers with which the Company has material relationships are Year 2000 compliant. If the Company and such third parties are unable to address Year 2000 issues in a timely manner, it could result in material financial risk to the Company. That financial risk includes the loss of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources necessary to resolve significant Year 2000 issues in a timely manner. In addition, the Company plans to develop a Year 2000 contingency plan in the event that its IT systems and applications are not Year 2000 compliant.

The Company expects that it will incur internal staff costs as well as consulting and other expenses related to the completion of its Year 2000 program. However, the Company currently is not able to determine the total costs for its Year 2000 program or whether the Year 2000 will have a material effect on its financial condition, results of operations or cash flows.

ITEM 7.   FINANCIAL STATEMENTS






                      NAVIDEC, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1998
                      TOGETHER WITH REPORT OF INDEPENDENT
                        PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Navidec, Inc.:

We have audited the accompanying consolidated balance sheet of NAVIDEC, INC., (a Colorado corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navidec, Inc. and subsidiaries, as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP

Denver, Colorado,
    March 23, 1999.

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
NAVIDEC, Inc.
Englewood, Colorado

We have audited the balance sheet of NAVIDEC, Inc., as of December 31, 1997 (not separately included herein) and the accompanied related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





HEIN + ASSOCIATES LLP

Denver, Colorado
    March 5, 1998.


                                       NAVIDEC, INC.


                                CONSOLIDATED BALANCE SHEET

                                     DECEMBER 31, 1998


                                          ASSETS
                                          ------

CURRENT ASSETS:
    Cash and cash equivalents                                                 $   711,000
    Accounts receivable, net of allowance for doubtful accounts of $125,000     2,167,000
    Costs and estimated earnings in excess of billings                            107,000
    Inventories                                                                   341,000
    Restricted cash                                                               280,000
    Prepaid expenses and other                                                     52,000
                                                                              -----------
            Total current assets                                                3,658,000
                                                                              -----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $717,000               981,000
                                                                              -----------
OTHER ASSETS:
    Goodwill and intangibles, net of accumulated amortization of $100,000         619,000
    Other                                                                           7,000
                                                                              -----------
            Total other assets                                                    626,000
                                                                              -----------
                                                                              $ 5,265,000
                                                                              ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                          $ 1,851,000
    Accrued liabilities                                                           423,000
    Payable to factor                                                             203,000
    Notes payable                                                                 821,000
    Current capital lease obligations                                              74,000
                                                                              -----------
            Total current liabilities                                           3,372,000
                                                                              -----------
CAPITAL LEASE OBLIGATIONS                                                          94,000

COMMITMENTS AND CONTINGENCIES (Notes 1, 3 and 7)

STOCKHOLDERS' EQUITY:
    Common stock, no par value, 20,000,000 shares authorized,
      4,709,000 shares issued and outstanding                                   8,059,000
    Warrants for common stock                                                   2,891,000
    Accumulated deficit                                                        (9,151,000)
                                                                              -----------
            Total stockholders' equity                                          1,799,000
                                                                              -----------
                                                                              $ 5,265,000
                                                                              ===========

                          The accompanying notes to consolidated
                       financial statements are an integral part of
                                     these statements.


                                  NAVIDEC, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Years Ended
                                                           December 31,
                                                   ----------------------------
                                                      1998              1997
                                                      ----              ----

REVENUE                                            $ 8,555,000      $ 6,008,000

COST OF REVENUES                                     5,870,000        4,219,000
                                                   -----------      -----------
GROSS MARGIN                                         2,685,000        1,789,000
                                                   -----------      -----------
OPERATING EXPENSES:
    Product development                              1,834,000        1,662,000
    General and administrative                       3,479,000        2,468,000
    Selling and marketing                              921,000          237,000
    Impairment of goodwill                                --          1,305,000
                                                   -----------      -----------
              Total operating expenses               6,234,000        5,672,000
                                                   -----------      -----------
LOSS FROM OPERATIONS                                (3,549,000)      (3,883,000)
                                                   -----------      -----------
OTHER (EXPENSE) INCOME:
    Interest expense                                  (414,000)        (236,000)
    Other, net                                          30,000           12,000
                                                   -----------      -----------
              Other expense, net                      (384,000)        (224,000)
                                                   -----------      -----------
NET LOSS                                           $(3,933,000)     $(4,107,000)
                                                   ===========      ===========

BASIC AND DILUTED NET LOSS PER SHARE               $     (1.10)     $     (1.47)
                                                   ===========      ===========

BASIC AND DILUTED WEIGHTED-AVERAGE
     COMMON SHARES OUTSTANDING                       3,578,000        2,800,000
                                                   ===========      ===========


                     The accompanying notes to consolidated
                  financial statements are an integral part of
                                these statements.


                                                NAVIDEC, INC.


                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                          Warrants
                                                          Common Stock              for
                                                   -------------------------      Common        Accumulated
                                                      Shares        Amount         Stock          Deficit          Total
                                                      ------        ------         -----          -------          -----

BALANCES, December 31, 1996                         1,701,000    $   401,000    $      --       $(1,111,000)    $  (710,000)

    Conversion of unsecured promissory
       notes to common stock                          349,000      1,133,000        305,000            --         1,438,000

    Issuance of common stock and warrants
       in a public offering, net
       of $1,094,000 of expenses                      755,000      2,473,000        963,000            --         3,436,000

    Issuance of common stock for the
       acquisition of TouchSource                     207,000        776,000           --              --           776,000

    Issuance of common stock and warrants
       in a private placement, net
       of $132,000 of expenses                        189,000        574,000        143,000            --           717,000

    Net loss                                             --             --             --        (4,107,000)     (4,107,000)
                                                  -----------    -----------    -----------     -----------     -----------
BALANCES, December 31, 1997                         3,201,000      5,357,000      1,411,000      (5,218,000)      1,550,000

    Issuance of common stock and warrants
       in a private placement, net
       of $350,000 of expenses                        406,000        131,000      1,345,000            --         1,476,000

    Issuance of warrants in connection
       with debt borrowing                               --             --          300,000            --           300,000

    Issuance of common stock in a private
       placement, net of $70,000 of expenses          700,000      1,330,000           --              --         1,330,000

    Issuance of common stock for acquisition
       of CarWizard and LeaseSource                   250,000        500,000           --              --           500,000

    Exercise of employee stock options                 69,000        284,000           --              --           284,000

    Exercise of warrants                               83,000        457,000       (165,000)           --           292,000

    Net loss                                             --             --             --        (3,933,000)     (3,933,000)
                                                  -----------    -----------    -----------     -----------     -----------
BALANCES, December 31, 1998                         4,709,000    $ 8,059,000    $ 2,891,000     $(9,151,000)    $ 1,799,000
                                                  ===========    ===========    ===========     ===========     ===========



   The accompanying notes to consolidated financial statements are an integral part of these statements.




                                         NAVIDEC, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For the Years Ended
                                                                          December 31,
                                                                   --------------------------
                                                                      1998           1997
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $(3,933,000)   $(4,107,000)
    Adjustments to reconcile net loss to net cash
       used in operating activities-
          Depreciation and amortization                                522,000        865,000
          Discount on note payable                                     300,000           --
          Provision for bad debt                                        75,000         41,000
          Impairment of goodwill                                          --        1,305,000
          Changes in operating assets and liabilities-
              Accounts receivable                                   (1,377,000)      (627,000)
              Costs and estimated earnings in excess of billings        (1,000)      (106,000)
              Inventories                                              208,000       (315,000)
              Restricted cash                                           20,000       (300,000)
              Other assets                                              27,000        (52,000)
              Accounts payable                                         857,000        (92,000)
              Accrued liabilities                                      252,000       (271,000)
                                                                   -----------    -----------
                 Net cash used in operating activities              (3,050,000)    (3,659,000)
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                               (538,000)      (475,000)
    Cash assumed in acquisitions                                        68,000          7,000
    Acquisition costs incurred                                            --          (32,000)
                                                                   -----------    -----------
                 Net cash used in investing activities                (470,000)      (500,000)
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from factoring of accounts receivable                   3,515,000        634,000
    Payments to factor                                              (3,502,000)      (444,000)
    Proceeds from issuance of common stock and warrants              3,226,000      5,379,000
    Payment for offering and deferred financing costs                 (420,000)    (1,236,000)
    Proceeds from exercise of employee stock options                   284,000           --
    Proceeds from exercise of warrants                                 292,000           --
    Proceeds from notes payable                                        885,000        333,000
    Proceeds from related party note receivable                         60,000           --
    Payments on notes payable and capital leases                      (478,000)      (369,000)
                                                                   -----------    -----------
                 Net cash provided by financing activities           3,862,000      4,297,000
                                                                   -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              342,000        138,000

CASH AND CASH EQUIVALENTS, beginning of period                         369,000        231,000
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                           $   711,000    $   369,000
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                      $   109,000    $    79,000
                                                                   ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES:
       Equipment acquired with capital leases                      $    72,000    $      --
                                                                   ===========    ===========
       Issuance of common stock in connection with acquisitions    $   500,000    $   776,000
                                                                   ===========    ===========
       Conversion of unsecured promissory notes to common stock    $      --      $ 1,438,000
                                                                   ===========    ===========
       Net liabilities assumed in acquisitions                     $    39,000    $    83,000
                                                                   ===========    ===========

                     The accompanying notes to consolidated
                  financial statements are an integral part of
                                these statements.


                                  NAVIDEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997




(1) ORGANIZATION AND NATURE OF BUSINESS
---------------------------------------

Navidec, Inc., a Colorado corporation, (the "Company") was incorporated in 1993. The Company's experienced team develops open systems, component-based solutions, to enable customers to address their e-business initiatives. Out of this competency, the Company has launched its first vertical market that provides on-line solutions for the automotive industry. The Company also serves as a distributor of various high technology and other products through traditional and electronic channels.

The Company owns 100% of each of the following subsidiaries: Interactive Planet, Inc. ("IPI"), TouchSource Inc., CarWizard.com Inc. ("CarWizard") and LeaseSource Online Inc. ("LeaseSource"). IPI is a designer and developer of Internet sites. TouchSource is a designer and developer of interactive kiosks. CarWizard and LeaseSource are automotive information web site businesses.

The Company is subject to various risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies in the new and rapidly evolving market for Internet-based products and services. Such risks and uncertainties include, but are not limited to, its limited operating history, an evolving and unpredictable business model and the management of rapid growth. To address these risks, the Company must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service and attract, retain and motivate qualified personnel. There can be no guarantee that the Company will be successful in addressing such risks.

To date, substantially all of the Company's revenue has been derived from services related to internet/intranet solutions and the resale of computer equipment , high technology peripherals and electronic components manufactured by independent vendors. The Company's strategy is to increase revenue generated by its two core competencies: 1) Internet/Intranet solutions, which are focused in five major market areas, including computer and network infrastructure architecture and equipment, software development and services, content aggregation, electronic commerce and order fulfillment, and 2) product distribution. There can be no guarantee that the Company will be successful in marketing its current products or other new or enhanced products. In addition, the market for the Company's services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The changes require the Company to continually improve the performance, features, and reliability of its products, particularly in response to competition. There can be no assurance that the Company will be successful in responding to these changes.

The Company expects that its growth may require significant external financing within the next year. While the Company believes that it will be able to obtain such external financing from third parties or from existing shareholders, there can be no guarantee that it can do so at terms acceptable to the Company. If the Company is unable to raise the necessary financing, the Company's business, results of operations and financial condition could be materially affected. Subsequent to December 31, 1998, the Company raised $13.8 million (Note 12).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

     Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Concentration of Credit Risk
     ----------------------------

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or hedging arrangements. The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are creditworthy. Accounts receivable are typically unsecured and are derived from transactions with and from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.

     Fair Value of Financial Instruments
     -----------------------------------

The Company's financial instruments consist of cash equivalents, short-term trade receivables and payables, and notes payable. The carrying values of the cash equivalents and short-term trade receivables and payables approximate their fair values. Based on borrowing rates currently used by the Company for financing, the carrying value of the note payable approximates its estimated fair value.

       Cash Equivalents
       ----------------

For cash flow purposes, the Company considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents.

     Restricted Cash
     ---------------

Restricted cash represents amounts withheld from employees for their 401(k) profit sharing plan of $231,000 and the minimum cash reserve for receivables sold to a bank of $49,000. Included in accrued liabilities on the accompanying balance sheet is the $231,000 obligation for the employees 401(k).

     Costs and Estimated Earnings in Excess of Billings
     --------------------------------------------------

Costs and estimated earnings in excess of billings as of December 31, 1998 is comprised of the following:

               Costs incurred on contracts in progress   $ 31,000
               Estimated earnings                          76,000
                                                         --------
                                                          107,000
               Less progress billings                        --
                                                         --------
                                                         $107,000
                                                         ========

     Inventories
     -----------

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of products held for resale.

     Property and Equipment
     ----------------------

Property and equipment is stated at cost and depreciation is provided using the straight-line method over estimated useful lives of three to seven years. Computer equipment and purchased software is depreciated over three years and furniture and office equipment is depreciated over five years. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or the life of the lease.

The components of property and equipment as of December 31, 1998 are as follows:

            Computer equipment and purchased software   $ 1,451,000
            Furniture and office equipment                  204,000
            Leasehold improvements                           43,000
                                                        -----------
                                                          1,698,000
            Less- accumulated depreciation                 (717,000)
                                                        -----------
                                                        $   981,000
                                                        ===========

Depreciation expense was $353,000 in fiscal 1998  and $257,000 in fiscal 1997.



     Goodwill and Intangibles
     ------------------------

Goodwill and intangibles are recorded at the date of acquisition at their allocated cost. Amortization is provided over the estimated useful lives of five years for both the goodwill and the intangible assets. At December 31, 1998, goodwill and intangibles of $619,000 is entirely from the CarWizard and LeaseSource acquisition, which closed on December 28, 1998. Amortization will be provided for these assets over their useful lives of five years. During 1997, the Company recorded an impairment expense of $1,305,000 on goodwill (see Note
3).

     Impairment of Long-Lived Assets
     -------------------------------

The Company reviews its long-lived assets, including goodwill and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates the recoverability of its long-lived assets based on estimated undiscounted future cash flows and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

     Receivables Factored with Recourse
     ----------------------------------

In 1997, the Company entered into an agreement with a bank to factor, with full recourse, existing and future accounts receivable to a maximum of $750,000. The Company must maintain a cash reserve account with the bank of up to 20% of the face amount of receivables sold to the bank. The Company's recourse obligation is secured by all of the Company's assets and is guaranteed by two of the Company's shareholders. As of December 31, 1998, the face amount of receivables factored was $246,000 with a recourse obligation of $203,000. For financial presentation purposes, the related receivable and outstanding recourse liability have been included as an asset and liability, respectively, on the accompanying balance sheet.

     Revenue Recognition
     -------------------

The Company generally recognizes revenues upon delivery from its Internet/Intranet and kiosk solutions and product distribution goods.
Internet/Intranet and kiosk solutions generally begin with short-term arrangements, which are billed on a time and materials basis or percentage of completion method on fixed bid projects. Frequently, customers elect to update and expand their Web sites, and are billed monthly on a time and materials basis for these services.

Additional sources of ongoing revenue include revenue from advertising sold by the Company on clients' Web sites, revenue from sales of merchandise and services over clients' Web sites and revenue from maintenance of client Web sites. The Company receives and records a percentage of the gross revenue from advertising and merchandise sales upon completion of these sales.

Revenues on short-term contracts are recorded upon substantial completion of each contract. Revenues from time and material contracts are recognized currently as the work is performed.

Revenues from long-term contracts are recognized on the percentage of completion method for individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable.

Contract costs include all labor costs and those direct costs related to contract performance.

     Product Development
     -------------------

Costs incurred in the development of new products and enhancements to existing products and services are charged to expense as incurred.

     Advertising Costs
     -----------------

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the accompanying statements of operations. The Company does not incur any direct-response advertising costs. Advertising expense totaled $256,000 and $156,000 in 1998 and 1997, respectively.

     Income Taxes
     ------------

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is more likely than not, that some or all of the deferred tax assets will not be realized.

     Stock-Based Compensation
     ------------------------

The Company accounts for its employee stock option plans and other stock-based compensation arrangements using the intrinsic value method under which no compensation expense is recognized unless the fair value of the underlying stock is less than the stock option exercise price on the date of grant. The Company accounts for equity instruments issued to non-employees at fair value on the date of grant.

     Net Loss Per Share
     ------------------

Basic net loss per share is computed by dividing net loss available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded the weighted average effect (using the treasury stock method) of common stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share as the effect of all such securities is anti-dilutive for all periods presented. The shares excluded are approximately 294,000 and 26,000 for fiscal 1998 and 1997, respectively.

     Comprehensive Income
     --------------------

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. From its inception through December 31, 1998, the comprehensive income (loss) has been the same as net income (loss).

     Other Recent Accounting Pronouncements
     --------------------------------------

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the cost of such software. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has not yet determined the impact, if any, of adopting SOP No. 98-1 in fiscal 1999.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities ("SOP 98-5"). In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and specifies that initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and will be adopted by the Company during the year ended December 31, 1999. The Company believes the adoption of SOP 98-5 will not have a material impact on the financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company is required to adopt SFAS No. 133 in the year ended December 31, 2000. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company does not believe adoption of SFAS No. 133 will have a material impact upon its financial statements.

     Reclassifications
     -----------------

Certain prior years' balances were reclassified to conform to current year presentation.

(3) ACQUISITIONS
----------------

Effective December 28, 1998, the Company acquired 100% of the stock of both CarWizard and LeaseSource for a total of 250,000 shares of common stock. The combined purchased price was valued by issuing $500,000 of the Company's common stock and the assumption of $39,000 of net liabilities, resulting in goodwill of $539,000 being recorded. Included in the net liabilities assumed was $80,000 of intangibles for acquired technology. The acquisition was accounted for under the purchase method of accounting, and accordingly the operating results of CarWizard and LeaseSource have been included in the accompanying consolidated financial statements from the effective date of the acquisitions. The purchase agreement includes an earn-out provision for up to an additional $1,000,000 of purchase price, which is based on the success of Web site leads provided in 1999 and 2000.

Effective July 31, 1997, the Company acquired 100% of the stock of TouchSource by issuing 207,000 shares of the Company's common stock. The total purchase price was valued by issuing $776,000 of the Company's common stock and the assumption of $83,000 of net liabilities, resulting in goodwill of $859,000 being recorded. The acquisition was accounted for under the purchase method of accounting, and accordingly the operating results of TouchSource have been included in the accompanying consolidated financial statements from the effective date of the acquisition. Subsequent to the acquisition, technologies developed more rapidly than expected, which has reduced the expected future cash flows associated with the TouchSource technology. Furthermore, the Company intends to integrate the TouchSource technology with its other products and market it primarily to the automotive industry, which was not a market focus of TouchSource. As such, the Company reevaluated the related goodwill, and recorded an impairment expense of $707,000 in fiscal 1997, resulting in a remaining net balance of $80,000 as of December 31, 1997. This remaining goodwill was amortized completely in 1998.

Effective July 1, 1996, the Company acquired 100% of the stock of IPI by issuing 679,000 shares of the Company's common stock and a $75,000 note payable. The total purchase price was valued by issuing $750,000 of the Company's common stock and the assumption of $100,000 of net liabilities, resulting in goodwill of $850,000 being recorded. The acquisition was accounted for under the purchase method of accounting, and accordingly the operating results of IPI have been included in the accompanying consolidated financial statements from the effective date of the acquisition. Subsequent to the acquisition, projected future cash flows associated with the technology previously developed by IPI declined due to rapidly changing technologies and increased competition for products developed with the IPI technology. In addition, during the fourth quarter of 1997, after the introduction of new Internet solutions by the Company, management decided to focus the Company on its automotive solution. As such, the Company reevaluated the goodwill related to this acquisition and recorded an impairment expense of $598,000 in fiscal 1997, resulting in a remaining net balance of $20,000 as of December 31, 1997. This remaining goodwill was amortized completely in 1998.

The following table sets forth the unaudited condensed pro forma operating results of the Company for the CarWizard and LeaseSource, and the TouchSource business combinations, as if each transaction occurred on January 1 of the preceding year for each acquisition. Adjustments are reflected for additional amortization of goodwill and intangibles:

                                                   For the Years Ended
                                                        December 31,
                                                 -------------------------
                                                     1998         1997
                                                     ----         ----

     Revenues                                    $ 9,162,000   $ 6,407,000
                                                 ===========   ===========

     Net loss                                    $(4,142,000)  $(4,501,000)
                                                 ===========   ===========

     Basic and diluted loss per share            $     (1.08)  $     (1.42)
                                                 ===========   ===========

     Basic and diluted weighted-average common
         shares outstanding                        3,828,000     3,170,000
                                                 ===========   ===========


The condensed pro forma results are not necessarily indicative of the results of operations had the acquisitions been consummated on the earlier date, and may not necessarily be indicative of future performance. The purchase price allocation for the CarWizard and LeaseSource acquisition is preliminary and may change in the near future based upon completed valuations of assets and liabilities acquired by the Company.

(4) NOTES PAYABLE
-----------------

Notes payable consist of the following as of December 31, 1998:

    Notes payable to VSI Holdings; interest at 9%, due in part in September 1998 and December 1998, secured by assets
        of the Company                                           $ 721,000

    Note payable; interest at 9%, due on October 18,
        1999, secured by assets of LeaseSource                     100,000
                                                                 ---------
                                                                   821,000
    Less- current portion                                         (821,000)
                                                                 ---------
    Long-term portion                                            $    --
                                                                 =========


In September and December 1998, the Company granted a total of 531,525 of detachable warrants to VSI Holdings in connection with the above borrowing. The warrants were valued at $300,000, using the Black-Scholes option pricing model, and accounted for as a discount on the note. The discount has been fully amortized into interest expense as of December 31, 1998.

The above notes payable to VSI Holdings were in default as of yearend. However, on January 13, 1999, these notes were converted into 160,267 shares of unregistered common stock at a price of $4.50 per share. On March 22, 1999, the Company entered into a settlement and release agreement with VSI Holdings where the 160,267 shares will be cancelled and the Company will retire the notes and accrued interest for cash of approximately $745,000 by April 5, 1999.

(5) CAPITAL LEASE OBLIGATIONS
-----------------------------

The Company has entered into several capital leases for equipment. The leases are for terms ranging from 24 to 60 months, expiring at various times through 2001. Interest on the Company's capital lease obligations is at rates ranging from 9% to 21% at December 31, 1998. The capital lease obligations are collateralized by the related equipment.

Equipment purchased under capital leases is included in the cost of property and equipment. The following is a summary of property and equipment purchased under capital leases as of December 31, 1998:

                  Computer equipment               $ 247,000
                  Less- accumulated depreciation     (78,000)
                                                   ---------
                  Net book value                   $ 169,000
                                                   =========


As of December 31, 1998, future minimum lease payments under capitalized lease obligations are as follows:

         Year ended December 31-
             1999                                          $  92,000
             2000                                             82,000
             2001                                             31,000
                                                          ----------
                                                             205,000
             Less- amounts representing interest            ( 37,000)
                                                          ----------
             Total obligation                                168,000
             Less- current portion                           (74,000)
                                                          ----------
             Long-term capital lease obligation           $   94,000
                                                           =========


Interest expense under such leases was $24,000 and $27,000 for the years ended December 31, 1998 and 1997, respectively.

(6) INCOME TAXES
----------------

At December 31, 1998, for income tax purposes, the Company has approximately $7.5 million of net operating loss carryforwards. Such net operating losses expire between the years 2011 to 2018. Management believes that it is more likely than not that the deferred tax assets will not be realized. Accordingly, a valuation allowance was recorded against the entire net deferred tax asset.

The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

The provision (benefit) for income taxes consists of the following:

                                          1998            1997
                                          ----            ----

              Current:                 $      --      $      --

              Deferred:
                 Federal                (1,224,000)      (866,000)
                 State                    (189,000)      (134,000)
                 Valuation allowance     1,413,000      1,000,000
                                       -----------    -----------
                                       $      --      $      --
                                       ===========    ===========

The provision (benefit) for income taxes differs from the federal statutory rate of 34% for the following reasons:

                                                             1998     1997
                                                             ----     ----

      Expected rate                                         (34.0)%  (34.0)%
      State taxes, net of federal deduction                  (3.2)    (2.2)
      Nondeductible goodwill amortization and impairment      0.9     12.8
      Valuation allowance                                    35.9     24.3
      Other                                                   0.4     (0.9)
                                                            -----    -----
                                                              0%       0%
                                                            =====    =====

The components of the net deferred income tax asset at December 31, 1998 are as follows:


               Deferred tax assets:
                 Net operating loss carryforwards   $ 2,801,000
                 Bad debt reserve                        46,000
                 Vacation accrual                        17,000
               Deferred tax liabilities:
                  Accumulated depreciation              (77,000)
                  Prepaids                               (7,000)
                                                    -----------
                                                      2,780,000
               Less valuation allowance              (2,780,000)
                                                    -----------
                                                    $      --
                                                    ===========

(7) COMMITMENTS AND CONTINGENCIES
---------------------------------

     Operating Lease Obligations
     ---------------------------

The Company leases certain facilities and equipment under operating leases that expire at various times through 2001. Future minimum lease payments for such operating leases are as follows as of December 31, 1998:

         Year ended December 31-
             1999                                  $204,000
             2000                                   191,000
             2001                                    79,000
                                                   --------
                                                   $474,000
                                                   ========


Rental expense related to these leases was $125,000 and $97,000 for the years ended December 31, 1998 and 1997, respectively.

     Litigation
     ----------

In the normal course of business, the Company is subject to, and may become a party to, litigation. There are no matters currently in litigation which management believes will have a material impact on the Company's financial position or results of operations.

(8) RELATED PARTY TRANSACTIONS
------------------------------

In December 1998, the Company entered into employment agreements with a shareholder. The agreements provide for payments totaling $150,000 per year through 2000 and include covenants not to compete during the term of employment and for one year thereafter.

The Company entered into a service agreement with a shareholder that commenced on August 1, 1996, and was subsequently extended through February 1999. The agreement provides for payments of approximately $5,000 per month plus options to purchase 212,500 shares of the Company's common stock at $4.12 per share. The options are exercisable from April 1999 to October 2001. During fiscal 1998, the shareholder exercised 69,000 of these options. The agreement also contains a covenant not to compete during the term of the service agreement and for one year thereafter. During 1997, the Company loaned $60,000 to this shareholder at 5.5% interest and secured by the options discussed above. The note was paid in full during 1998.

In April 1997, the Company entered into an additional service agreement with this shareholder. This agreement provides for additional payments of $5,000 per month plus 2 1/2% of any capital raised as a result of the shareholder's efforts in the form of warrants for the Company's stock. These warrants will be priced at the closing price of the Company's stock on the date of closing of any transaction, exercisable commencing six months after each grant and expire five years from the date of each grant. As a result of this agreement, 14,862 warrants are outstanding at December 31, 1998.

In February 1998, the Company entered into an additional service agreement with this shareholder to provide financial and banking services. For this agreement, the shareholder received a consulting fee of 250,000 warrants to purchase common stock at $3.50 per warrant. During fiscal 1998, the shareholder exercised 83,000 of these warrants.

In July 1996, the Company entered into employment agreements with two shareholders. The agreements provide for payments totaling $165,000 per year through June 30, 1998 and include covenants not to compete during the term of employment and for one year thereafter.

(9) STOCKHOLDERS' EQUITY
------------------------

     Initial Public Offering
     -----------------------

In February 1997, the Company completed an initial public stock offering of 1,000,000 units (comprised of 1,000,000 shares of common stock and warrants for the purchase of 1,000,000 shares of common stock). Included in the 1,000,000 units were 245,000 units offered by the holders of unsecured subordinated convertible promissory notes. The offering of the 755,000 units provided proceeds to the Company of $3,436,000, net of offering costs of $1,094,000. Each warrant allows the holder to purchase one share of common stock at an exercise price of $7.20 through February 2002. The warrants are redeemable by the Company at $.05 per warrant upon 30 days notice if the market price of the common stock for 20 consecutive trading days within the 30-day period preceding the date the notice is given equals or exceeds $8.40 (see Note 12). The Company also sold to the underwriter at the close of the public offering underwriter's warrants, at a price of $0.001 per warrant, to purchase 100,000 shares of common stock. The underwriter's warrants are exercisable for four years beginning in February 1998 at $7.38 per share.

     Private Placement 1997
     ----------------------

During 1997 and 1998, the Company raised $2,193,000 in a private placement, net of offering costs of $482,000, by issuing 594,500 units (comprised of one share of common stock and one warrant) at $4.50 per unit. Each warrant allows the holder to purchase one share of common stock at an exercise price of $7.20 for a period extending through February 10, 2002. The warrants are redeemable by the Company at $.05 per warrant upon 30 days notice if the market price of the common stock for 20 consecutive trading days within the 30-day period preceding the date the notice is given equals or exceeds $8.40 (see Note 12). Offering costs associated with the private placement include underwriter commissions and non-accountable expense allowances totaling 13% of proceeds, as well as placement agent warrants to purchase 10% of the units sold for five years from the date of closing at $4.50 per unit. In addition, the Company agreed to issue any broker or registered agent who places four or more placement units (consisting of 6,000 units or $27,000 each) one broker warrant for each $20 sold at a price of $4.50. Accordingly, 118,849 of warrants were issued during 1998 to brokers and registered agents. During 1997, the Company completed closings on this private placement of $717,000 net of offering costs of $132,000. During 1998, the Company completed closings on this private placement of $1,476,000 net of offering costs of $350,000. Additionally, during 1998, the Company issued 61,520 of warrants to brokers or registered representatives as part of the offering cost.

     Private Placement 1998
     ----------------------

In November 1998, the Company completed a private placement resulting in the issuance of 700,000 shares at $2.00 per share. This offering generated $1,330,000 in proceeds net of offering costs of $70,000. No warrants were issued in connection with this offering.

     Warrants
     --------

In connection with the above equity transactions, the Company issued warrant units to purchase one share of the Company's common stock. For accounting purposes, all warrants were valued utilizing the Black-Scholes option pricing model, assuming a volatility factor of 97%, risk free interest rate of 5.6% and expected lives outstanding of 1.5 to 2 years. The following table summarizes the warrants outstanding as of December 31, 1998:

                                 Exercise                           Remaining
  Warrants       Units            Price            Value        Contractual Life
  --------       -----            -----            -----        ----------------

      A        2,043,626      $7.20 - $7.38      $1,723,000       Called 2/5/99
      B           14,862          $4.50              57,000         4.25 years
      C          166,500          $3.50             329,000         4.25 years
      D           61,520          $4.50             164,000         4.25 years
      E          118,849          $4.50             318,000         4.25 years
      F          531,525      $4.50 - $6.50         300,000     One year or less
               ---------                         ----------
               2,936,882                         $2,891,000
               =========                          =========

     Stock Option Plan
     -----------------

The Company adopted the Stock Option Plan (the "Plan") under which the Company is authorized to grant incentive and non-qualified stock options to acquire up to 1,000,000 shares of the Company's common stock to employees and directors of the Company. On February 15, 1999, the authorized stock options were increased to 2,000,000 as approved by the board of directors. Under the Plan, the exercise price per share of a non-qualified stock option must be equal to at least 50% of the fair market value of the common stock on the date of grant, and the exercise price per share of an incentive stock option must equal the fair market value of the common stock on the date of grant. Options granted vest over various terms with a maximum vesting period of five years and expire after a maximum of 10 years.

The following table summarizes the Plan at December 31, 1998 and 1997, and activity during the years then ended:


                                                 1998                1997
                                         -------------------    ----------------
                                                    Weighted            Weighted
                                                    Average             Average
                                                    Exercise            Exercise
                                          Shares      Price     Shares   Price
                                          ------      -----     ------   -----



Outstanding, beginning of year             297,000    $4.58       --     $--
Granted                                  1,390,000     4.17    297,000    4.58
Forfeited or canceled                     (150,000)    4.43       --        --
Exercised                                  (69,000)    4.12       --        --
                                        ----------    -----   --------   -----
Outstanding, end of year                 1,468,000    $4.23    297,000   $4.58
                                        ==========    =====   ========   =====

Exercisable, end of year                   263,000    $4.45       --     $--
                                        ==========    =====   ========   =====

Weighted average fair value of
    options granted during the year                   $2.20              $3.42
                                                      =====              =====


The status of stock options outstanding and exercisable under the Plan as of December 31, 1998 is as follows:

                      Stock Options Outstanding        Stock Options Exercisable
                ----------------------------------------------------------------
                              Weighted
                               Average                                  Weighted
   Range of                   Remaining      Weighted                   Average
   Exercise      Number of   Contractual      Average       Number of   Exercise
    Prices        Shares        Life       Exercise Price    Shares      Price
    ------        ------        ----       --------------    ------      -----


$2.34 - $3.00     452,000       4.9           $2.93            --        $  --
$3.56 - $5.06     496,000       4.8            4.08         183,000       3.88
$5.44 - $5.88     520,000       5.9            5.49          80,000       5.75
                ---------       ---           -----         ------       -----
                1,468,000       5.2           $4.23         263,000      $4.45
                =========       ===           =====         =======      =====

     Pro Forma Fair Value Disclosures
     --------------------------------

The fair value of each option grant is calculated on the date of grant using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

                                                  Years Ended
                                                  December 31,
                                            ------------------------
                                              1998           1997
                                              ----           ----

         Risk-free interest rate                 5.0%           5.5%
         Expected dividend yield                   0%             0%
         Expected lives outstanding         4.0 years      4.4 years
         Expected volatility                      76%           104%


Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting are adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

Had compensation cost for the Plan been determined based upon the fair value on the date of grant, the Company's net loss would have been increased to the following pro forma amounts for the years ended December 31, 1998 and 1997:

                                                  1998             1997
                                                  ----             ----
   Net loss:
                                As reported   $ (3,933,000)   $  (4,107,000)
                                              ============    =============
                                Pro forma     $ (5,569,000)   $  (4,227,000)
                                              ============    =============

   Basic and diluted net loss per share:
                                As reported   $      (1.10)   $       (1.47)
                                              ============    =============
                                Pro forma     $      (1.56)   $       (1.51)
                                              ============    =============


(10) SEGMENT REPORTING
----------------------

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company operates in three different segments: NetSolutions, Online Automotive Solutions ("Automotive"), and Product Distribution. Management has chosen to organize the Company around these segments based on differences in products and services.

NetSolutions provides custom solutions, including the architecture, design, development and integration of high tech solutions, utilizing Web technology. Automotive provides total online automotive solutions through its Web sites, in addition to providing custom solutions to companies in or with relationships in the automotive industry. Product Distribution provides the resale and configuration of third party software and hardware components, graphical printers and supplies.

Segment operations are measured consistent with the accounting policies used in these consolidated financial statements.

The following provides information on the Company's segments:


                                                    For the Year Ended December 31, 1998
                                      ----------------------------------------------------------------
                                                               (In thousands)

                                         Net-                       Product
                                      Solutions    Automotive    Distribution    Corporate       Total
                                      ---------    ----------    ------------    ---------       -----
Revenues from external
   customers                           $ 5,443      $   939        $ 2,173        $  --         $ 8,555
                                       =======      =======        =======        =======       =======

(Loss) income from operations          $(1,182)     $(2,151)       $   137        $  (353)(1)   $(3,549)
                                       =======      =======        =======        =======       =======

Identifiable assets                    $ 1,607      $   987        $   640        $ 2,031(2)    $ 5,265
                                       =======      =======        =======        =======       =======


                                                     For the Year Ended December 31, 1997
                                      --------------------------------------------------------------------
                                                                 (In thousands)

                                        Net-                          Product
                                      Solutions      Automotive     Distribution    Corporate       Total
                                      ---------      ----------     ------------    ---------       -----
Revenues from external
   customers                           $ 2,359        $   223         $ 3,426        $  --         $ 6,008
                                       =======        =======         =======        =======       =======

(Loss) income from operations          $(2,493)(3)    $(1,268)        $   135        $  (257)(1)   $(3,883)
                                       =======        =======         =======        =======       =======


(1)  Corporate loss from operations represents depreciation expense.

(2) Corporate assets are those that are not directly identifiable to a particular segment and includes cash, restricted cash, property and equipment and prepaids and other assets.

(3) Included in NetSolutions loss from operations in fiscal 1997 is the impairment of goodwill for $1,305,000.


(11) DEFINED CONTRIBUTION PLAN
------------------------------

The Company has a 401(k) profit sharing plan (the "401K Plan"). Eligible employees may make voluntary contributions to the 401K Plan. The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the 401K Plan. The Company made no contributions in 1998 or 1997.

(12) SUBSEQUENT EVENT
---------------------

On February 12, 1999, the Company issued notice of a call regarding 2,043,626 of redeemable warrants to purchase common stock. As discussed above in Note 9, these warrants are redeemable by the Company at $0.05 per warrant upon 30 days notice if the market price of the common stock for 20 consecutive trading days within the 30 day period preceding the date the notice is given equals or exceeds $8.40. Each warrant could be exercised during the notice period for one common share at a price of $7.20 per share. The exercise period for the warrants expired on March 16, 1999 and as of the close of trading, 1,920,940 warrants were exercised for common stock generating approximately $13,808,000 of net proceeds to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 1, 1999, Navidec, Inc. (the "Company") engaged Arthur Andersen LLP to replace Hein + Associates, LLP as the Company's independent accountant to audit the Company's financial statements for the year ended December 31, 1998. Hein + Associates, LLP was dismissed as the Company's independent accountant on the same date. The Audit Committee of the Company's Board of Directors approved the change in the Company's independent accountant.

     The independent auditor's report of Hein + Associates, LLP dated March 5, 1998, for the Company's financial statements for the year ended December 31, 1997, did not contain an adverse opinion or a disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

     During the Company's two most recent fiscal years and through the date of the dismissal of Hein + Associates, LLP, the Company did not have any disagreements with Hein + Associates, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLAINCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                   MANAGEMENT

Directors and Officers

     The following table sets forth the name, age and position of each of the Company's officers and directors as of the date of this report.

                                                                    Period from
Name                         Age      Position                      Which Served
----                         ---      --------                      ------------

Ralph Armijo                 45       President, Chief Executive          7/93
                                      Officer and Director

Patrick R. Mawhinney         35       Chief Financial Officer,            7/96
                                      Treasurer and Director

Harold Anderson II           34       Vice President of Automotive        7/96

Kenneth P. Bero              44       Vice President of Sales            12/97

Michael Kranitz              38       Vice President of Strategic        12/98
                                      Development and Director

Andrew Davis                 45       Director                            4/97

Lloyd G. Chavez, Jr.         48       Director                            4/97

Gerald A. Marroney           46       Director                            4/97

James Hosch                  45       Director                            6/98

     The officers are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders and hold office until their successors are duly elected and qualified in accordance with the Company's Bylaws.

     RALPH ARMIJO has served as the Company's President, Chief Executive Officer and as one of the Company's directors since its inception in 1993. From 1981 to 1993, Mr. Armijo was employed by Tektronix, Inc., a large communications company which also produced testing and measuring equipment. Mr. Armijo's responsibilities at Tektronix progressed from sales manager, to branch manager, to district manager and, ultimately, to Western Regional Manager, a position he held for five years. In that position, he was responsible for a $100 million budget in sales, graphics, technical support and administration, and he was responsible for developing new distribution channels, including reseller agreements. From 1976 to 1981, Mr. Armijo was employed by IBM Corporation, where he sold computerized accounting and financial applications to small and medium-sized businesses. Mr. Armijo received his B.A. from Colorado College and his M.B.A. from the University of California, Los Angeles.

     PATRICK R. MAWHINNEY served as the President of Interactive Planet, Inc. from its inception until its merger with the Company in July 1996. Since that time he has served as the Company's Chief Financial Officer, Treasurer and as one of the Company's directors. From May 1995 until May 1996, Mr. Mawhinney also served as a financial/accounting consultant for MIS\Sunguard, a provider of accounting and investment software. Mr. Mawhinney was employed as an Assistant Vice President of The Bank of Cherry Creek from November 1993 to May 1995; as a Vice President of Vectra Banking Corporation from June 1989 to November 1993; and as Operations Coordinator for Zions Bancorporation from August 1986 to June 1989. He received his B.S. from Colorado State University.

     MICHAEL KRANITZ has been one of the Company's directors and the Company's Vice President of Strategic Development since December 1998. From October 1997 until December 1998, Mr. Kranitz was the CEO and President of LeaseSource, Inc. From January 1997 until October 1997, Mr. Kranitz worked with a computer company primarily on the development of the intellectual property used by LeaseSource, Inc. and in October 1997, Mr. Kranitz acquired from that company those intellectual property rights. From 1994 until December 1996, Mr. Kranitz was a partner with the law firm of Benesch, Friedlander, Coplan & Aronoff, LLP located in Cleveland, Ohio. Mr. Kranitz is also the author of Look Before You Lease:
Secrets to Smart Vehicle Leasing. Mr. Kranitz received a BS in Economics with high honors from the University of Florida in 1982 and a JD from Vanderbilt School of Law in 1985.

     HAROLD ANDERSON II served as Vice President of Business Development for Interactive Planet, Inc. from July 1995 until its merger with the Company in July 1996. He served as the Company's Vice President of Business Development from July 1996 until June 1997. Since June 1997 Mr. Anderson has served as the Company's Vice President of Automotive. From September 1986 to July 1995, Mr. Anderson was employed by U.S. West Advance Technologies and Communications, where he worked in Distributed Technology Platform Security, served as the Technical Project Manager, and later acted as a Product Marketing Specialist for the U.S. West Internet Services Provider/On-line Service Project. Mr. Anderson received his B.S. degree in Business Administration from the University of Arizona in 1986 and a Masters degree in Computer Information Systems from the University of Denver in 1991.

     KENNETH P. BERO has served as the Company's Vice President of Sales since December 1997. From July 1996 to December 1997, Mr. Bero was Director of Sales, SGI Business Group at Access Graphics, a wholesale distributor of UNIX based hardware and software products. From September 1989 to June 1996, Mr. Bero held various sales and sales management positions at Tektronix, Inc. including Business Development Manager, Major Account Group Manager and National Reseller Group Manager for the Display Products Division. Mr. Bero received his B.A. from Bates College and his M.B.A. from Northeastern University.

     ANDREW DAVIS has been one of the Company's directors since December 1997. Mr. Davis has served as Director of Global & Strategic Accounts for InFocus Systems. Since December 1997, Mr. Davis served as the Company's Vice President of Sales and Marketing from May 1996 until December 1997. He became one of the Company's directors in April 1997. From January 1994 to May 1996, Mr. Davis was manager of wholesale distribution at InFocus Systems, a manufacturer of high resolution projection systems. From September 1982 to January 1994, Mr. Davis held various sales and marketing positions in Tektronix, Inc. including Director of Marketing for the Interactive Technologies Division. Mr. Davis attended the University of Denver from 1971 to 1974 where he studied Business Management and Marketing.

     LLOYD G. CHAVEZ, JR. became one of the Company's directors in April 1997. He has been a director of the Burt group of automobile dealerships in Denver, Colorado since 1988 and Director of Automotive Markets of the Burt group since 1994. From 1983 to 1994, Mr. Chavez was Vice President of Fort Dodge Laboratories, a subsidiary of American Home Products, where he was responsible for business acquisitions, new products and technologies, joint ventures, intellectual property acquisitions, strategic planning, market research and sale projections. From 1982 to 1983, Mr. Chavez was Vice President of General Genetics Corporation, where he was responsible for management of biological and pharmaceutical research and development. Mr. Chavez received his B.A. in Molecular, Cellular, Development Biology from the University of Colorado, his M.A. in Old Testament Studies from Denver Seminary, his Ph.D. in Microbiology and Immunology from the University of Virginia, and was a post-doctoral Fellow in Chemistry at Cornell University.

     GERALD A. MARRONEY became one of the Company's directors in April 1997. He has served as a State of Colorado District Court Judge in Pueblo County, Colorado since 1990. Prior to such time he was a practicing attorney in Pueblo, Colorado. Mr. Marroney received his B.S. in Political Science from Southern Colorado State College in 1973 and his J.D. from Oklahoma City University in 1976.

     JAMES HOSCH has been one of the Company's directors since June 1998. Since November 1998, Mr. Hosch has been an independent representative for Bathgate McColley Capital Group LLC, a NASD registered broker dealer. From September 1995 until November1998 Mr. Hosch was a Senior Vice President of Joseph Charles & Associates, Inc., a NASD registered broker dealer. From January 1993 until September 1995, he was Executive Vice President of Cohig & Associates, Inc., a NASD registered broker dealer. From 1989 until January 1993, he was President of Kober Corporation, a publicly traded real estate firm.

     None of the Company's directors or executive officers are related to any other director or executive officer. None of the Company's officers or directors hold any directorships in any other public company.

Compliance with Section 16(a) of the Exchange Act

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10 percent of Navidec's common stock must report their initial ownership of the common stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for those reports and Navidec must identify in this report those persons who did not file those reports when due. Based solely on Navidec's review of copies of the reports filed with the SEC and written representations of its directors and executive officers, Navidec believes that all persons subject to reporting filed the required reports on time in 1998.

ITEM 10.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the annual compensation paid to the Company's Chief Executive Officer and one other executive officer of the Company, for the last three fiscal years and to one executive officer of the Company during 1998. No other executive officer has received annual compensation in excess of $100,000.


                                                                                Long Term Compensation

                                        Annual Compensation                         Awards                  Payouts
------------------------------------------------------------------------------------------------------------------------------------

                                                              Other
Name and Principal Position                                   Annual       Restricted       Securities                    All Other
                                                             Compen-         Stock          Underlying        LTIP         Compen-
                     Year      Salary ($)      Bonus ($)     sation ($)     Award(s)      Options/SARs(#)   Payouts ($)   sation ($)
------------------------------------------------------------------------------------------------------------------------------------

Ralph Armijo, CEO    1998       $172,133          $0            $0            $0             146,000           $0          $9,600(2)
                                                                                               (1)
                     1997       $156,141        $12,869         $0            $0                0              $0          $9,600(2)

                     1996       $124,384          $0            $0            $0                0              $0          $9,000(2)

Hal Anderson,
VP Automotive        1998       $ 89,708        $20,000         $0            $0              50,000           $0             $0
                                                                                               (3)
                     1997       $ 80,000        $19,958         $0            $0              22,000           $0             $0
                                                                                               (3)
                     1996       $ 39,666          $0            $0            $0                0              $0             $0

Ken Bero,
VP Sales(5)          1998       $104,706        $25,000         $0            $0             125,000           $0             $0
                                                                                               (4)



(1) The number indicated represents the number of stock options granted to Mr. Armijo during 1998.

(2)  Consists of an automobile allowance.

(3) The number indicated represents the number of stock options granted to Mr. Anderson during 1998 and 1997.

(4) The number indicated represents the number of stock options granted to Mr. Bero during 1998.

(5) Mr. Bero commenced working with the Company in December 1997 but did not receive any compensation from the Company until after January 1, 1998.

Option/SAR Grants in Last Fiscal Year

     The following table sets forth information concerning individual grants of stock options made during the year ended December 31, 1998 to the Company's Chief Executive Officer and two other named executive officers.


                                Individual Grants
--------------------------------------------------------------------------------

                Number of
                Securities     % of Total Options
                Underlying     Granted to
                Options/SARs   Employees in        Exercise or Base   Expiration
Name            Granted        Fiscal Year         Price ($/Sh)          Date
--------------------------------------------------------------------------------

Ralph Armijo     146,000           12%                $3.00             2/13/03
Ken Bero          75,000            6%                $3.00             2/13/02
Ken Bero          50,000            4%                $3.00            10/31/05
Hal Anderson      50,000            6%                $2.44             9/11/03


Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

     The following table sets forth information concerning each exercise of stock options during the year ended December 31, 1998 by the Company's Chief Executive Officer and two other named executive officers, and the fiscal year-end value of unexercised options held by him.

                                              Number of
                                              Securities       Value of
                                              Underlying       Unexercised
                                              Unexercised      In-the-Money
                                              Options/SARs     Options/SARs
                                              at FY-End (#)    at FY-End ($)

                Shares Acquired    Value      Exercisable/     Exercisable/
Name            on Exercise (#)    Realized   Unexercisable    Unexercisable
--------------------------------------------------------------------------------

Ralph Armijo     0 (1)             0          146,000/0        $301,125/$0
Ken Bero         0 (1)             0          50,000/75,000    $103,125/$154,687
Hal Anderson     0 (1)             0          22,000/50,000    $0/$131,125



(1) Messrs. Armijo, Bero and Anderson did not exercise any of the stock options they held during 1998.

The value indicated was calculated by determining the difference between the fair market value of the Company's common stock underlying the stock options and the exercise price of those options at December 31, 1998.

Director Compensation

None of the Company's directors received any compensation during the most recent fiscal year for serving in their position as a director. Members of the Board of Directors may receive stock options issued under the Company's stock option plan.

Employment Agreements and Termination of Employment and Change-in-Control Arrangements

The Company entered an Employment Agreement with Mr. Armijo that is effective May 1, 1998. The term of that agreement is for one year and it may renew automatically for two additional one-year periods provided that neither Mr. Armijo nor the Company provide the other with notice of its intent to not renew the agreement at least thirty days before the anniversary date of the agreement. Mr. Armijo's current annual salary under the agreement is $150,000 and his salary is reviewed annually. The agreement also provides that Mr. Armijo will be paid an annual bonus. If Mr. Armijo remains employed with the Company through the first anniversary date of the agreement, the Company must pay Mr. Armijo a special bonus (the "Special Bonus") in the event that there is a "Change in Control" of the Company. "Change in Control" is defined in the agreement. The Special Bonus will be equal to Mr. Armijo's then effective annual salary, plus the greater of

     * the annual bonus paid or payable for the most recently completed fiscal year during the term of the agreement, and
     * the average of the bonuses paid or payable to Mr. Armijo in respect of 1998, 1997 and 1996.

The higher of the two numbers is referred to as the "Highest Annual Bonus." The agreement provides that if the Company terminates Mr. Armijo other than for "Cause" or "Disability" or Mr. Armijo terminates his employment either for "Good Reason" or without any reason during a thirty day period immediately following May 1, 1999, the Company must pay Mr. Armijo a lump sum cash payment equal to

     *    his annual salary through the date of termination,
     *    the Highest Annual Bonus through the date of termination,
     *    the Special Bonus, if any, and
     * an amount equal to the product of two times his then effective annual salary, the Highest Annual Bonus and the Special Bonus, if any.

The Company may terminate Mr. Armijo's employment for "Cause" and shall be obligated only to pay Mr. Armijo his annual salary through the date of termination.

401(k) Plan

The Company has a 401(k) profit sharing plan. Eligible employees may make voluntary contributions to the plan. The amount of employee contributions is limited as specified in the plan. The Company may, at its discretion, make additional contributions to the plan. The Company did not make any contributions in 1998.

Stock Option Plan

The Company's officers and directors may receive stock options issued under the Company's stock option plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

The following table sets forth information as of April 9, 1999, concerning the beneficial ownership of the Company's common stock by each person who beneficially owns more than five percent of the common stock; by each of the Company's executive officers and directors; and by all executive officers and directors as a group.

                                              COMMON STOCK       PERCENT OF
     NAME AND ADDRESS OF                      BENEFICIALLY       BENEFICIAL
     BENEFICIAL OWNER(2)                          OWNED          OWNERSHIP
     -------------------                          -----          ---------

     Ralph Armijo...........................   978,659(3)          12.8%

     Patrick R. Mawhinney...................   206,357(3)           2.7%

     Harold Anderson II.....................    83,073(3)           1.1%

     Kenneth P. Bero........................    50,000(3)           (1)

     Michael Kranitz........................   333,334(3)(6)        4.4%

     Andrew Davis...........................    21,250(3)           (1)

     Lloyd G. Chavez, Jr....................    14,250(3)(4)        (1)

     Gerald A. Marroney.....................    10,000(3)           (1)

     James Hosch............................    51,096(5)           (1)

     All directors and executive officers as
        a Group (Nine Persons).............. 1,748,019             22.2%

Rule 13d-3 under the Securities Exchange Act of 1934, provides the determination of beneficial owners of securities. That rule includes as beneficial owners of securities, any person who directly or indirectly has, or shares, voting power and/or investment power with respect to such securities. Rule 13d-3 also includes as a beneficial owner of a security any person who has the right to acquire beneficial ownership of such security within sixty days through means, including, the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

(1)  Less than one percent.

(2) Except as indicated herein, the address for each person is 14 Inverness Drive, Building F, Suite 116, Englewood, Colorado 80112.

(3) The number of shares indicated includes shares of common stock underlying options that are currently exercisable, which are held by the following persons in the amounts indicated: Mr. Armijo (146,000); Mr. Mawhinney (57,000); Mr. Anderson (22,000); Mr. Davis (10,000); Mr. Marroney (10,000);
     Mr. Chavez (10,000); and Mr. Kranitz (83,334).

(4) LGC Management owns 4,250 shares of common stock. Mr. Chavez is President of LGC Management and may be deemed the beneficial owner of such shares.

(5) The number of shares indicated includes 50,500 shares of common stock underlying options and warrants held by Mr. Hosch that are currently exercisable.

(6) The number of shares indicated includes 61,250 shares of common stock owned by Mr. Kranitz's wife, Abby L. Kranitz. Mr. Kranitz is deemed to beneficially own the shares held by Ms. Kranitz.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 1997, Pat Mawhinney made a $30,000 loan to the Company, evidenced by a promissory note dated October 5, 1997, which did not bear interest. The loan was repaid in November 1997.

In October 1997, Ralph Armijo guaranteed a line of credit in the amount of $750,000 extended to the Company by USA Funding, Dallas, Texas. No compensation was paid by the Company for such personal guarantee.

In March 1998, Pat Mawhinney made a $40,000 loan to the Company, evidenced by a promissory note dated March 13, 1998, which did not bear interest. The loan was repaid on March 31, 1998.

In October 1998, Pat Mawhinney made a $45,000 loan to the Company, evidenced by a promissory note dated October 2, 1998, which did not bear interest. The loan was repaid on November 25, 1998.

James Hosch, a former Executive Vice President of Joseph Charles & Associates, Inc., has been one of the Company's directors since June, 1998. Joseph Charles & Associates received $143,750 in commissions and $35,938 in expenses as the placement agent for a private placement of an aggregate of $1,437,500 principal amount of the Company's 10% Unsecured Subordinated Convertible Promissory Notes. The notes were sold from August 1996 until October 18, 1996. The notes were automatically converted into an aggregate of 349,126 units in our initial public offering of securities.

Joseph Charles & Associates was the managing underwriter for the Company's initial public offering of securities. The Company offered 1,000,000 units in that offering consisting of one share of the Company's Common Stock and one common stock purchase warrant. Of the 1,000,000 shares of common stock and 1,000,000 warrants included in the offering, 755,000 shares of common stock and 755,000 warrants were sold by the Company and 245,000 units were sold by certain of the Company's shareholders. The units were sold on a firm commitment basis and Joseph Charles & Associates received a 10% discount on the public offering price of $6.00 per unit. Joseph Charles & Associates received pursuant to the underwriting agreement for that offering a non-accountable expense allowance equal to 3% of the total proceeds of the offering, or $180,000. The Company also agreed to retain Joseph Charles & Associates as a financial consultant for a period of two years, commencing on February 10, 1997 for a fee of $3,000 per month. The Company agreed under the underwriting agreement to sell Joseph Charles & Associates for $100, options to purchase up to 100,000 shares of common stock. Those options are exercisable for four years beginning on February 10, 1998 and at an exercise price of $7.38 per share.

The Company also entered into an engagement letter with Joseph Charles & Associates to assist the Company to complete an offering of up to 600,000 units, with each unit consisting of one share of common stock and one warrant. The offering price of the units was $4.50 per unit. In consideration for its services, the Company agreed to pay Joseph Charles & Associates a sales commission of 10% of the funds raised in the offering. Joseph Charles & Associates also was entitled to purchase a number of units equal to 10% of the units sold in the offering for a period of five years from the date of closing of the offering at a purchase price of $4.50 per unit. Joseph Charles & Associates also was entitled to receive a 3% non-accountable expense allowance based on all funds raised in the offering. That offering was closed during April 1998 with an aggregate of 594,500 units being sold to investors and 59,450 units being sold to Joseph Charles & Associates and its designees.

On February 16, 1998 the Company entered into an agreement with Joseph Charles & Associates to engage it on an exclusive basis to complete the private placement that was started in November 1997 and the Company issued a total of 250,000 options to Joseph Charles & Associates and its designees. Those options are exercisable at $3.50 per share and expire on February 15, 2003.

The Company entered into an agreement with Bathgate McColley Capital Group LLC on December 21, 1998, pursuant to which Bathgate McColley will provide financial and investment banking services to the Company on a non-exclusive basis. James Hosch, a director of the Company, is an independent representative for Bathgate McColley.

On December 28, 1998, the Company issued a total of 250,000 shares of its common stock to the shareholders of CarWizard, Inc. and LeaseSource Online, Inc. in exchange for all of their ownership interests of those companies. The Company also issued options to purchase 83,334 shares of its common stock to Michael Kranitz as part of that transaction. Those options are exercisable at $5.08 per share for a five year period commencing on December 28, 1998. Mr. Kranitz was an executive officer and principal owner of LeaseSource Online, Inc. and CarWizard, Inc.

Although some of the foregoing transactions were determined without arm's length negotiations and involved conflicts of interest between the interests of the related parties and the Company, the Company believes that all of these transactions were entered into on terms no less favorable to the Company than could have been obtained from independent third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number                      Description
--------------                      -----------

    3.1        Amended and Restated  Articles of  Incorporation  of ACI Systems,
               Inc.*
    3.2        Amended and Restated Bylaws of ACI Systems, Inc.*
    3.3 Articles of Merger and Agreement and Plan of Merger Between ACI Systems, Inc. and Interactive Planet, Inc.*
    4.1        Form of Certificate for Common Stock of NAVIDEC, Inc.*
   10.1 Form of Confidentiality and Non-Disclosure Agreement between the Company and its significant technical employees.*

Exhibit Number                      Description
--------------                      -----------

   10.2 Lease Agreement dated February 23, 1996 for the premises located at 14 Inverness Dr., Building F, Suite 116, Englewood, Colorado 80112.*
   10.3        Netscape   Commercial   Applications   Partner   Program  (NCAPP)
               Guidelines.*
   10.4 Form of Promissory Note in the principal amount of $70,000 from NAVIDEC, Inc. payable to Trust Company of America FBO Michael Hendricks SEP IRA and guaranteed by Ralph Armijo and Patrick Mawhinney.*
   10.5        Wheels license agreement with the Denver Post.**
   10.6        Wheels license agreement with KOIN TV.**
   10.7        The Company's stock option plan.***
   10.8        Agreement to provide services with John McKowen.****
   10.9 Engagement letter dated October 27, 1997 with Joseph Charles & Associates.****
   10.10 Engagement Agreement dated February 16, 1998 with Joseph Charles & Associates.****
   10.11 Employment Agreement between NAVIDEC, Inc. and Ralph Armijo dated May 1, 1998.****
   10.12 Employment Agreement between NAVIDEC, Inc. and Hal Anderson dated May 1, 1998.****
   10.13 Employment Agreement between NAVIDEC, Inc. and Patrick Mawhinney dated May 1, 1998.****
   10.14 Employment Agreement between NAVIDEC, Inc. and Kenneth Bero dated December 15, 1997.****
   10.15 Agreement between the Company and Bathgate McColley Capital Group LLC dated December 21, 1998. Filed herewith.
   10.16 Agreement between the Company and Verio Inc. dated January 23, 1999. Filed herewith.
   10.17 Agreement by and between the Company, LeaseSource Online, Inc. and CarWizard, Inc. Filed herewith.
   23.1        Consent of Arthur Andersen LLP.  Filed herewith.
   27.1        Financial Data Schedule.  Filed herewith.

-----------------

* Incorporated by reference from the like numbered exhibit to the Company's Registration Statement on Form SB-2 declared effective February 10, 1997 (SEC File Number 333-14497).
** Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.
*** Incorporated by reference from the Company's preliminary proxy statement for the 1998 Annual Shareholders' Meeting.
**** Incorporated by reference from the Company's Registration Statement on Form
     SB-2 declared effective July 22, 1998 (SEC File Number 333-59019).

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NAVIDEC, INC.



Date: April 15, 1999                     By: /s/ Ralph Armijo
                                            ------------------------------------
                                            Ralph Armijo, President,
                                            Chief Executive Officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                           Date
---------                         -----                           ----

/s/ Ralph Armijo
-----------------------------     President, Chief                April 15, 1999
Ralph Armijo                      Executive Officer
                                  and Director

/s/ Patrick R. Mawhinney
-----------------------------     Chief Financial Officer,        April 15, 1999
Patrick R. Mawhinney              Treasurer and Director

/s/ Michael Kranitz
-----------------------------     Vice President of Strategic     April 15, 1999
Michael Kranitz                   Development and Director

/s/ Andrew Davis
-----------------------------     Director                        April 15, 1999
Andrew Davis

/s/ Lloyd G. Chavez, Jr.
-----------------------------     Director                        April 15, 1999
Lloyd G. Chavez, Jr.

/s/ Gerald A. Marroney
-----------------------------     Director                        April 15, 1999
Gerald A. Marroney

/s/ James Hosch
-----------------------------     Director                        April 15, 1999
James Hosch