Form 10QSB
period 1999-03-31
NAVIDEC INC
filed 1999-05-14
CIK 1023734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 0-29098

                                  NAVIDEC, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

COLORADO                                                       33-0502730
--------                                                       ----------
(State or other                                                 (Employer
jurisdiction of                                             Identification No.)
incorporation)

              14 INVERNESS DRIVE, SUITE F-116, ENGLEWOOD, CO 80112
              ----------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number: 303-790-7565

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 1999, Registrant had 7,475,111 shares of common stock outstanding

           Transitional Small Business Disclosure Format. Yes ___ No X

                                  NAVIDEC, INC.
                                  -------------
                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION
-----------------------------

     Item 1. Financial Statements

       Balance Sheets as of March 31, 1999 and December 31, 1998

       Statements of Operations, Three months ended March 31, 1999 and 1998

       Statements of Cash Flows, Three months ended March 31, 1999 and 1998

       Notes to Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations





PART II. OTHER INFORMATION
--------------------------

     Item 1. Not Applicable

     Item 2. Changes in Securities and Use of Proceeds

     Item 3. Not Applicable

     Item 4. Not Applicable

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements


                                                 NAVIDEC, INC.
                                                 -------------
                                                BALANCE SHEETS
                                                --------------

                                                   ASSETS
                                                   ------
                                                                               March 31,            December 31,
                                                                                 1999                  1998
CURRENT ASSETS:
    Cash and cash equivalents                                                $ 13,478,000           $    711,000
    Accounts receivable, net of allowance for
        doubtful accounts of $125,000 on December 31, 1998
        and $150,000 on March 31, 1999                                          3,379,000              2,167,000
    Costs and estimated earnings in excess of billings                            132,000                107,000
    Inventories                                                                   334,000                341,000
    Restricted cash                                                               268,000                280,000
    Prepaid expenses and other                                                    230,000                 52,000
                                                                             ------------           ------------
            Total current assets                                               17,821,000              3,658,000
                                                                             ------------           ------------

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation of $717,000 on December 31, 1998
      and $812,000 on March 31, 1999                                              984,000                981,000

OTHER ASSETS:
    Goodwill and intangibles,
      net of accumulated amortization of $100,000 on
    December 31, 1998 and $131,000 on March 31, 1999                              588,000                619,000
    Other                                                                               0                  7,000
                                                                             ------------           ------------
            Total other assets                                                    588,000                626,000
                                                                             ------------           ------------
TOTAL ASSETS                                                                 $ 19,393,000           $  5,265,000
                                                                             ============           ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                         $  1,793,000           $  1,851,000
    Accrued liabilities                                                           468,000                423,000
    Payable to factor                                                              91,000                203,000
    Notes payable                                                                 100,000                821,000
    Current capital lease obligations                                              74,000                 74,000
                                                                             ------------           ------------
            Total current liabilities                                           2,526,000              3,372,000
                                                                             ------------           ------------

CAPITAL LEASE OBLIGATIONS                                                          82,000                 94,000

STOCKHOLDERS' EQUITY:
    Common stock, no par value,  20,000,000 shares authorized,
      4,709,500 shares issued and outstanding as of
      December 31, 1998 7,475,111 outstanding as of March 31, 1998             26,228,000              8,059,000
    Warrants for common stock                                                     470,000              2,891,000
    Accumulated deficit                                                        (9,913,000)            (9,151,000)
                                                                             ------------           ------------
            Total stockholders' equity                                         16,785,000              1,799,000
                                                                             ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $ 19,393,000           $  5,265,000
                                                                             ============           ============

                            See accompanying notes to these financial statements.

                                                                                                               3

                                  NAVIDEC, INC.

                            STATEMENTS OF OPERATIONS


                                                     FOR THE THREE MONTHS
                                                  ENDED MARCH 31, (UNAUDITED)
                                                 ------------------------------
                                                    1999                1998
                                                 -----------        -----------

NET SALES                                        $ 4,457,000        $ 1,702,000

    Cost of sales                                  2,768,000          1,055,000
                                                 -----------        -----------

GROSS MARGIN                                       1,689,000            647,000

Operating Expenses
    Sales & Marketing                                735,000            102,000
    Product Development                              741,000            327,000
    General & Administrative                         980,000            683,000
                                                 -----------        -----------
Total Operating expense                            2,456,000          1,112,000

OPERATING LOSS                                      (767,000)          (465,000)

OTHER INCOME (EXPENSE):
    Interest, net                                     (9,000)           (16,000)
    Other                                             14,000                -0-
                                                 -----------        -----------
         Other, Net                                    5,000            (16,000)
                                                 -----------        -----------
NET LOSS                                         $  (762,000)       $  (481,000)
                                                 ===========        ===========

BASIC AND DILUTED
NET LOSS PER SHARE                               $      (.14)       $      (.15)
                                                 ===========        ===========

BASIC AND DILUTED
WEIGHTED AVERAGE COMMON
 SHARES AND EQUIVALENTS
 OUTSTANDING                                       5,497,000          3,236,000
                                                 ===========        ===========

              See accompanying notes to these financial statements.

                                                     NAVIDEC, INC.
                                               STATEMENTS OF CASH FLOWS

                                              FOR THE THREE MONTHS ENDED
                                                       MARCH 31

                                                                         1999                       1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $   (762,000)             $   (481,000)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
          Depreciation and amortization                                   126,000                   169,000
     Changes in operating assets and liabilities
                Accounts receivable                                    (1,212,000)                   58,000
                Costs and estimated earnings in
                        excess of billings                                (25,000)                 (261,000)
                Inventories                                                 7,000                   255,000
                Other assets                                             (166,000)                   (3,000)
                Accounts payable, accrued liabilities
                 and other liabilities                                    (13,000)                  (73,000)
                                                                     ------------              ------------
      Net cash used in operating activities                            (2,045,000)                 (336,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Notes Receivable                                          7,000                    11,000
    Capital expenditures for property and equipment                       (98,000)                 (119,000)
                                                                     ------------              ------------
      Net cash used in investing activities                               (91,000)                 (108,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from factoring of accounts receivable                        257,000                   402,000
    Payment to factor                                                    (369,000)                 (382,000)
    Proceeds from issuance of common stock                             15,748,000                   654,000
    Proceeds from notes payable -related parties                             --                      40,000
    Payment on notes payable-related parties                                 --                     (40,000)
    Payment on notes payable and capital leases                          (733,000)                  (15,000)
                                                                     ------------              ------------
       Net cash provided by financing activities                       14,903,000                   659,000

INCREASE IN CASH AND CASH EQUIVALENTS                                  12,767,000                   215,000

CASH AND CASH EQUIVALENTS,
      beginning of period                                                 711,000                   369,000
                                                                     ------------              ------------
CASH AND CASH EQUIVALENTS, end of period                             $ 13,478,000              $    584,000
                                                                     ============              ============
SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:
    Cash paid for interest                                           $      9,000              $     16,000
                                                                     ============              ============


                                See accompanying notes to these financial statements.




                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


(1) Basis of Presentation and management opinion

The unaudited financial statements and related notes to the financial statements presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements were prepared in accordance with the accounting policies used in the preparation of the Company's audited financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and should be read in conjunction with such financial statements and notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim period presented have been made.

(2) ACQUISITIONS

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


(3) Stockholders' Equity

Initial Public Offering
-----------------------

In February 1997, the Company completed an initial public stock offering of 1,000,000 units (comprised of 1,000,000 shares of common stock and warrants for the purchase of 1,000,000 shares of common stock). Included in the 1,000,000 units were 245,000 units offered by the holders of unsecured subordinated convertible promissory notes. The offering of the 755,000 units provided proceeds to the Company of $3,436,000, net of offering costs of $1,094,000. Each warrant allowed the holder to purchase one share of common stock at an exercise price of $7.20 through February 2002. The warrants were redeemable by the Company at $.05 per warrant upon 30 days notice if the market price of the common stock for 20 consecutive trading days within the 30-day period preceding the date the notice is given equaled or exceeded $8.40. As discussed below, these warrants were called by the Company on February 12, 1999. The Company also sold to the underwriter at the close of the public offering underwriter's warrants, at a price of $0.001 per warrant, to purchase 100,000 shares of common stock. The underwriter's warrants are exercisable for four years beginning in February 1998 at $7.38 per share.

Private Placement 1997
----------------------

During 1997 and 1998, the Company raised $2,193,000 in a private placement, net of offering costs of $482,000, by issuing 594,500 units (comprised of one share of common stock and one warrant) at $4.50 per unit. Each warrant allows the holder to purchase one share of common stock at an exercise price of $7.20 for a period extending through February 10, 2002. The warrants were redeemable by the Company at $.05 per warrant upon 30 days notice if the market price of the common stock for 20 consecutive trading days within the 30-day period preceding the date the notice is given equaled or exceeded $8.40. As discussed below, these warrants were called by the Company on February 12, 1999. Offering costs associated with the private placement include underwriter commissions and non-accountable expense allowances totaling 13% of proceeds, as well as placement agent warrants to purchase 10% of the units sold for five years from the date of closing at $4.50 per unit. In addition, the Company agreed to issue any broker or registered agent who places four or more placement units (consisting of 6,000 units or $27,000 each) one broker warrant for each $20 sold at a price of $4.50. Accordingly, 118,849 of warrants were issued during 1998 to brokers and registered agents. During 1997, the Company completed closings on this private placement of $717,000 net of offering costs of $132,000. During 1998, the Company completed closings on this private placement of $1,476,000 net of offering costs of $350,000. Additionally, during 1998, the Company issued 61,520 warrants to brokers or registered representatives as part of the offering cost.

Private Placement 1998
----------------------

In November 1998, the Company completed a private placement resulting in the issuance of 700,000 shares at $2.00 per share. This offering generated $1,330,000 in proceeds net of offering costs of $70,000. In addition the Company issued 70,000 warrants to brokers or registered representatives as part of the offering cost.

Warrants and Options Redeemed in 1999
-------------------------------------

On February 12, 1999 the Company called all publicly traded warrants. These warrants entitled the holder to purchase one share of Common Stock for each warrant for $7.20. 1,700,000 warrants were exercised prior to the expiration date of March 15, 1999. The warrants generated $12,180,000 net of offering costs of $60,000. In addition the Company issued 200,000 warrants to representatives for solicitation for the exercise of the warrants.

During the first quarter of 1999, VSI Holdings exercised an option on 177,175 shares of stock at $4.50 per share resulting in proceeds to the Company of $797,000. In addition during the first quarter of 1999 the Company had 889,000 options and broker warrants exercised resulting in net proceeds of $2,771,000.

(4) COMPREHENSIVE INCOME

In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130, defines comprehensive income as all changes in shareholder equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for the three month periods ended March 31, 1999 and 1998.

(5) Notes Payable

Notes payable consist of the following as of March 31, 1999:

         Note payable; interest at 9%, due on October 18,
         1999, secured by assets of LeaseSource                      100,000
         Less- current portion                                      (100,000)
                                                                   ---------
         Long-term portion                                         $     --
                                                                   =========

(6) SEGMENT REPORTING

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

The following provides information on the Company's segments:

                                          For the Quarter Ended
                                             March 31, 1999
                       ------------------------------------------------------------
                                             (In thousands)
                         Net-                   Product
                       Solutions   Automotive  Distribution   Corporate      Total
                       ------------------------------------------------------------
 Revenues from
 external customers    $  3,091     $    707   $    659       $  --        $  4,457
                       ========     ========   ========       =======      ========

 (Loss) income
 from operations       $     92     $   (874)  $    110       $   (95)(1)  $   (767)
                       ========     ========   ========       =======      ========

 Identifiable assets   $  3,607     $  1,187   $    633       $16,001(2)   $ 17,821
                       ========     ========   ========       =======      ========





                                            For the Quarter Ended
                                               March 31, 1998
                       ------------------------------------------------------------
                                               (In thousands)
                         Net-                     Product
                       Solutions   Automotive   Distribution   Corporate     Total
                       ------------------------------------------------------------

Revenues from
external customers      $   788    $     365   $    549       $   --       $  1,702
                        =======    =========   ========       =======      ========

(Loss) income
from operations         $  (238)   $    (116)  $     58       $  (169)(1)  $   (465)
                        =======    =========   ========       =======      ========


(1)  Corporate loss from operations represents depreciation expense.

(2) Corporate assets are those that are not directly identifiable to a particular segment and includes cash, restricted cash, property and equipment and prepaids and other assets.


                                                                               9

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


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

Overview

The Company was organized as ACI Systems, Inc. in July 1993 and changed its name to NAVIDEC, Inc. in July 1996. The Company's principal sources of revenue are from the architecture, design, development and implementation of open system solutions for Fortune 1000 companies, license fees and recurring purchase request and advertising revenue from the Company's on-line automotive solution and product sales of third party manufacture's. The Company merged with Interactive Planet, Inc. ("IPI"), a designer and developer of Internet World Wide Web sites, in July 1996. The Company issued an aggregate of 678,877 shares of Common Stock to the shareholders of IPI and a promissory note in the amount of $75,000 to one shareholder of IPI in exchange for all of the issued and outstanding stock of IPI. The Company acquired TouchSource, Inc. ("TS"), a designer and developer of interactive Kiosks, in July 1997. The Company issued an aggregate of 207,000 shares of Common Stock to the shareholders of TS and TS was merged into the Company in exchange for all of the issued and outstanding stock of TS. The merger and acquisition were consummated in order to expand the Company's business model of combined expertise in traditional marketing and distribution and Internet/ Intranet technology. On December 28, 1998 the Company acquired CarWizard and LeaseSource, owners and operators of CarWizard.com and LeaseSource.com, two prominent online automotive sites. The Company issued an aggregate of 250,000 shares of Common Stock to th shareholders of both Companies, and will pay an earn-out based on the success of these sites in 1999 and 2000. The acquisition was consummated in order to expand the Company's Online Automotive presence.

The Company's strategy is to increase revenue generated by its two core competencies: (1) NetSolutions, which are focused in five major market areas, including computer and network infrastructure equipment, software and services, content aggregation, electronic commerce and order fulfillment, and (2) Online Automotive Solutions, which derives revenue from, sale of purchase requests, advertising and the direct leasing of automobiles. The Company has built and intends to continue to build an infrastructur that assumes this strategy will succeed. The failure of the Company to achieve this strategy could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company recognizes revenue upon delivery goods and services. NetSolutions generally begin with consulting arrangements that are billed on an hourly basis and progress to a bid for a proposed project. Deposits are then taken upon acceptance of the bid. Most of the Company's customers elect to update and expand their solutions frequently, and clients are billed monthly on a time and materials basis for these services. Additional sources of ongoing revenue include revenue from advertising sold by the Company on clients Web sites, revenue from sales of merchandise and services over clients Web sites and revenue from maintenance and hosting of client Web sites. Online Automotive Solutions currently generates a substantial portion of its revenue through the sale of new car leads to dealers. The Company also generates revenue through the sale of banner and editorial advertising space.

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

On February 12, 1999 the Company called all publicly traded warrants. These warrants entitled the holder to purchase one share of Common stock for each warrant for $7.20. 1,700,000 warrants were exercised prior to the expiration date of March 15, 1999. The warrants generated $12,180,000 net of offering costs of $60,000.

During the first quarter of 1999, VSI holdings exercised an option on 177,175 shares of stock at $4.50 resulting in proceeds to the Company of $797,000. In addition during the first quarter, the Company had 889,000 options and broker warrants exercised resulting in net proceeds of $2,771,000.

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

The following table shows the breakdown of these three segments for the quarter ended March 31, 1999 and 1998:

                                     Three Months Ended                                       Three Months Ended
                                          March 31,                                               March 31,
                                            1999                                                   1998
                     ----------------------------------------------------    ------------------------------------------------------
                        Net                                                     Net
                     Solutions    Auto     Products    Corp.        Total    Solutions    Auto     Products     Corp.        Total
                     ----------------------------------------------------    ------------------------------------------------------
Sales                 $ 3,091   $   707    $   659                 $ 4,457    $   788    $   365    $   549                 $ 1,702
Cost of Goods Sold      2,143       192        433                   2,768        575         69        411                   1,055
                      -------   -------    -------                 -------    -------    -------    -------                 -------
Gross Profit              948       515        226                   1,689        213        296        138                     647

Operating Expense
Product Development       369       372          0                     741        168        159          0                     327
Sales & Marketing         195       511         29                     735         42         56          4                     102
General & Admin           292       506         87        95(1)        980        241        197         76       169(1)        683
                      -------   -------    -------   -------       -------    -------    -------    -------   -------       -------
Total Operating
 Expenses                 856     1,389        116        95         2,456        451        412         80       169         1,112

Operating Income
 (Loss)               $    92   $  (874)   $   110   $   (95)      $  (767)   $  (238)   $  (116)   $    58   $  (169)      $  (465)

(1) Represents depreciation expense on property and equipment, which can not be directly identified to a particular segment.

Net sales for the Quarter ended March 31, 1999 were $4,457,000 which represents an increase of 162% over net sales of $1,702,000 for the same period of 1998. The increase is attributed to increased sales across all three divisions of the Company; primarily NetSolutions and Automotive. NetSolutions sales for the quarter ended March 31, 1999 were $3,091,000 which represents an increase of 292% over net sales of $788,000 for the same period of 1998. The increase in NetSolutions is primarily attributed to increased project size as the Company has begun performing mission critical solutions for its clients. NetSolutions typical project length is 90 to 120 days. This quick turn around is resulting in increased demand from new customers and expansion from existing customers. The Company is projecting sales in this division to continue to increase in 1999 as a result of this expansion. Automotive sales were $707,000 for the quarter ended March 31, 1999 representing an increase of 94% over net sales of $365,000 for the same period of 1998. The increase in sales for the Automotive division is a result of increased traffic to the Company's Automotive websites. Automotive sales in 1998 included $150,000 in one time setup fees for partners. In 1999, the Company discontinued setup fees in order to expand the Company's market reach at a faster rate. The Company's Automotive division online presence increased from two sites at the beginning of 1998 to 14 on March 31, 1999. This increase has resulted in 38,000 automotive purchase request for the quarter ended March 31, 1999 an increase of 2,275% over 1,600 purchase request for the same quarter 1998. Page views for the quarter ended March 31, 1999 were 30,956,589 an increase of 7,017% over page views of 435,000 for the same quarter of 1998. For the quarter ended March 31, 1999, the Company's Automotive web sites attracted 1,572,000 unique visitors and increase of 4,267% over visitors of 36,000 for the same quarter of 1998. These increases have resulted in increased revenue and the Company believes will be the primary source of increased revenues in 1999.

Net sales in Product Distribution were $659,000 for the quarter ended March 31, 1999 an increase of 20% over net sales of $549,000 for the same quarter of 1998. The increase in sales is attributed to a strong orders from a couple of customers during the first quarter of 1999. The Company projects product sales to remain stable in 1999.

Gross Profit was $1,689,000 for the quarter ending March 31, 1999 an increase of 161% over gross profit of $647,000 for the same quarter 1998. Automotive had a gross profit as a percent of sales of 73% for the quarter ended March 31, 1999 a decrease of 8 percentage points from gross profit of 81% for the same period 1998. The decrease is the result of one time setup fees received in 1998 that contain higher profit margins. NetSolutions gross profit as a percent of sales increased to 31%, an increase o 4 percentage points over gross profit as a percentage of sale of 27% in 1998. The increase is attributed to the ability of the Company to reuse previous developed modules in new projects, which resulted in higher gross profits for that project.

Operating expenses for the quarter ended March 31, 1999 were $2,456,000 or 55% of sales compared with $1,112,000 or 65% of sales for the same quarter 1998. General and administrative expenses for the quarter ended March 31, 1999 were $980,000 or 22% of sales compared to $683,000 or 40% of sales for the same quarter in 1998. General and administrative expenses decreased as a percentage of sales due to the fixed nature of a large percentage of these expenses. General and administrative expenses are projected to increase over 1998 expense levels but are projected to decrease as a percentage of sales for the year. Sales and marketing expenses were $735,000 or 17% of sales for the quarter ended March 31, 1999 compared to $102,000 or 6% of sales for the same quarter of 1998. The increase in sales and marketing expenses is the result of the Company attempting to expand brand recognition and is projected to increase in 1999 as the Company expands its marketing for Automotive and NetSolutions products. Product development costs were $741,000 or 17% of sales for the quarter ended March 31, 1999 compared to $327,000 or 19% of sales for the same quarter 1998. Product development costs are projected to increase during the remainder of 1999 as the Company expands its product sets.

Net interest expense for the quarter ending March 31, 1999 was $9,000 a decrease of 44% from interest expense of 16,000 for the same quarter of 1998. The decrease was a result of decreased borrowings.

Liquidity and Capital Resources

Through March 31, 1999, the Company funded its operations primarily through equity investments, through the Company's IPO, warrant exercise, private placements, and revenues generated from operations, loans from principal shareholders, lines of credit and factoring arrangements made available by banks. As of March 31, 1999, the Company had cash and cash equivalents of $13,478,000 and a net working capital of $15,295,000. This compares with cash and cash equivalents of $711,000 and a working capital $286,000 as of December 31, 1998. During the remainder of 1999 the Company expects to have capital expenditures of approximately $1.7 million for its Automotive division and $1.1 million for NetSolutions. The increase in capital expenditures is projected to enable the Company to further implement the Automotive business model and increased network activities for the NetSolutions division. The Company's current cash position is adequate to fund current operations for the foreseeable future.

Cash used in operating activities for the Company totaled $2,045,000 and $336,000 for the quarters ended March 31, 1999 and 1998, respectively. Cash used in investing activities for the Company totaled $91,000 and $108,000 for the quarters ended March 31, 1999 and 1998, respectively. Cash used in investing activities consisted primarily of expenditures for property and equipment.

Cash provided by financing activities for the quarter ending Mach 31, 1999 was $14,903,000 consisting primarily of issuance of Common Stock as a result of warrants and options being exercised which generated $15,478,000. Cash used in financing activities for the quarter consisted of advances from factoring arrangements of $257,000 less repayments of $369,000, and the repayment of notes payable of $733,000. This compares to cash provided by financing activities for the quarter ending March 31, 1998 of $659,000 consisting primarily of advances from factoring arrangements of $402,000 less repayments of $382,000, proceeds from the issuance of common stock of $654,000, borrowings of $40,000 net of payments of $55,000.

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

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities and Use of Proceeds

          On February 12, 1999 the Company called all publicly traded warrants. These warrants entitled the holder to purchase one share of Common Stock for each warrant for $7.20 per share. 1,700,000 warrants were exercised prior to the expiration date of March 15, 1999.

          The Company issued 200,000 warrants to one representative for solicitation for the exercise of the warrants called by the Company in February 1999. Those 200,000 warrants are exercisable at a price of $7.20 per share of Common Stock and expire on September 15, 2003. The Company issued those securities pursuant to Section 4(2) of the Securities Act of 1933 as an offering not involving a public offering.

          During the first quarter of 1999, VSI Holdings exercised an option on 177,175 shares of the Company's Common Stock at $4.50 per share resulting in proceeds to the Company of $797,000. In addition during the first quarter of 1999 the Company had 889,000 options and broker warrants exercised resulting in net proceeds of $2,771,000. The Company issued the shares of its Common Stock in those transactions pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act.

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.
               The exhibits included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

          27   Financial Data Schedule

          (b)  Reports on Form 8-K

     The Company filed three Form 8-Ks during the quarter ended March 31, 1999. The Company filed a Form 8-K reporting an event dated January 7, 1999 concerning the closing of a private placement of securities by the Company and included financial statements as of November 30, 1998. The Company filed a Form 8-K reporting an event dated March 1, 1999 concerning the change in the Company's independent accountant. The Company filed a Form 8-K reporting an event dated March 10, 1999 concerning a press release issued by the Company.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            NAVIDEC, INC.
                                            -------------



Date:  May 12, 1999

                                    By      /S/ RALPH ARMIJO
                                            ------------------------------------
                                            Ralph Armijo
                                            President and CEO


                                    By      /S/ PAT MAWHINNEY
                                            ------------------------------------
                                            Pat Mawhinney
                                            Chief Financial Officer