Form 10QSB
period 1999-06-30
NAVIDEC INC
filed 1999-08-06
CIK 1023734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to                       .
                               ------------------    ----------------------
Commission file number 0-29098

                                 NAVIDEC, INC.
        (Exact name of small business issuer as specified in its charter)

         COLORADO                                            33-0502730
      (State or other                                      (Employer IRS
      jurisdiction of                                    Identification No.)
      incorporation)

              14 INVERNESS DRIVE, SUITE F-116, ENGLEWOOD, CO 80112
                    (Address of principal executive offices)

Issuer's telephone number: 303-790-7565

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 1999, Registrant had 7,393,614 shares of common stock outstanding

Transitional Small Business Disclosure Format.  Yes     No X
                                                    ---   ---

NAVIDEC, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION
=============================

                  Item 1.  Financial Statements

                        Balance Sheets as of December 31, and June 30, 1999

                        Statements of Operations, Three months and Six months ended June 30, 1998 and 1999

                        Statements of Cash Flows,
                        Six months ended June 30, 1998 and 1999

                        Notes to Financial Statements

                  Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations


PART II. OTHER INFORMATION
==========================

                  Item 1. Not Applicable

                  Item 2. Changes in Securities

                  Item 4. Submission of Matters to a Vote of Security Holders

                  Item 5. Not Applicable

                  Item 6. Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
==============================
Item 1.  Financial Statements

                                  NAVIDEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                 December 31         June 30
                                                                                     1998              1999
                                                                                                   (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                       $    711,000      $ 12,785,000
    Accounts receivable, net of allowance for doubtful
     accounts of $125,000 as of December 31, 1998 and
          $185,000 as of June 30, 1999                                             2,167,000         1,780,000
    Costs and estimated earnings in excess of billings                               107,000           118,000
    Inventories                                                                      341,000           440,000
    Restricted cash                                                                  280,000           491,000
    Prepaid expenses and other                                                        52,000           231,000
                                                                                ------------      ------------
            Total current assets                                                   3,658,000        15,845,000
                                                                                ------------      ------------
PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $717,000 as of December 31, 1998
    and $912,000 as of June 30, 1999                                                 981,000         1,667,000
                                                                                ------------      ------------
OTHER ASSETS:
    Goodwill and intangibles, net of accumulated
    amortization of $100,000 as of December 31, 1998
    and $162,000 as of June 30, 1999                                                 619,000           557,000
    Other                                                                              7,000             1,000
                                                                                ------------      ------------
            Total other assets                                                       626,000           558,000
                                                                                ------------      ------------
TOTAL ASSETS                                                                    $  5,265,000      $ 18,070,000
                                                                                ============      ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                            $  1,851,000      $    581,000
    Accrued liabilities                                                              423,000           571,000
    Payable to factor                                                                203,000                 0
    Notes payable                                                                    821,000           100,000
    Current capital lease obligations                                                 74,000           136,000
                                                                                ------------      ------------
            Total current liabilities                                              3,372,000         1,388,000
                                                                                ------------      ------------
CAPITAL LEASE OBLIGATIONS, net current portion                                        94,000           305,000
SHAREHOLDERS' EQUITY:
    Common stock, no par value, 20,000,000 shares authorized,
      4,709,000 and 7,394,000 shares issued and outstanding
      as of December 31, 1999 and June 30, 1999, respectively                      8,059,000        27,526,000
    Warrants for common stock                                                      2,891,000           364,000
    Accumulated deficit                                                           (9,151,000)      (11,513,000)
                                                                                ------------      ------------
            Total shareholders' equity                                             1,799,000        16,377,000
                                                                                ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  5,265,000      $ 18,070,000
                                                                                ============      ============


                The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                            STATEMENTS OF OPERATIONS


                                          For the Three Months               For the Six Months
                                              Ended June 30                     Ended June 30
                                      ----------------------------      ----------------------------
                                          1998             1999             1998            1999
                                      -----------      -----------      -----------      -----------
                                      (unaudited)      (unaudited)      (unaudited)      (unaudited)
REVENUE                               $ 1,837,000      $ 3,776,000      $ 3,539,000      $ 8,233,000
COST OF REVENUE                         1,284,000        2,247,000        2,339,000        5,016,000
                                      -----------      -----------      -----------      -----------
GROSS PROFIT                              553,000        1,529,000        1,200,000        3,217,000

OPERATING EXPENSES
         Product Development              315,000          779,000          642,000        1,520,000
         General & Administrative         658,000        1,175,000        1,341,000        2,156,000
         Selling & Marketing              145,000        1,282,000          247,000        2,016,000
                                      -----------      -----------      -----------      -----------
         Total Operating Expenses       1,118,000        3,236,000        2,230,000        5,692,000
                                      -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                     (565,000)      (1,707,000)      (1,030,000)      (2,475,000)

OTHER INCOME (EXPENSES)
         Interest, net                     12,000          120,000           (4,000)         112,000
         Other                             (5,000)         (13,000)          (5,000)           1,000
                                      -----------      -----------      -----------      -----------
         Total Other Income (expense)       7,000          107,000           (9,000)         113,000
                                      -----------      -----------      -----------      -----------
NET LOSS                              $  (558,000)     $(1,600,000)     $(1,039,000)     $(2,362,000)
                                      ===========      ===========      ===========      ===========

NET LOSS PER SHARE BASIC
   AND DILUTED                        $      (.16)     $      (.22)     $      (.30)     $      (.37)

BASIC AND DILUTED WEIGHTED-
AVERAGE COMMON SHARES
OUTSTANDING                             3,585,000        7,349,000        3,410,000        6,353,000


                The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Six Months Ended


                                                                                 June 30,
                                                                          1998              1999
                                                                      -----------       -----------
                                                                      (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $ (1,039,000)     $ (2,362,000)
    Adjustments to reconcile net loss to net cash
       used in operating activities-
          Depreciation and amortization                                   307,000           257,000
          Provision for bad debt                                           24,000            60,000
          Changes in operating assets and liabilities-
              Accounts receivable                                        (318,000)          327,000
              Costs and estimated earnings in excess of billings         (197,000)          (11,000)
              Inventories                                                 197,000           (99,000)
              Restricted cash                                                  --          (211,000)
              Other assets                                                 (8,000)         (173,000)
              Accounts payable                                             23,000        (1,270,000)
              Accrued liabilities                                          69,000           148,000
                                                                     ------------      ------------
                 Net cash used in operating activities                   (942,000)       (3,334,000)
                                                                     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                  (430,000)         (581,000)
                                                                     ------------      ------------
                 Net cash used in investing activities                   (430,000)         (581,000)
                                                                     ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from factoring of accounts receivable                        752,000           257,000
    Payments to factor                                                   (846,000)         (460,000)
    Proceeds from issuance of common stock and warrants                 1,551,000        16,940,000
    Proceeds from related party note receivable                            40,000                --
    Payments on notes payable and capital leases                          (87,000)         (748,000)
                                                                     ------------      ------------
                 Net cash provided by financing activities              1,410,000        15,989,000
                                                                     ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  38,000        12,074,000

CASH AND CASH EQUIVALENTS, beginning of period                            369,000           711,000
                                                                     ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                             $    407,000      $ 12,785,000
                                                                     ------------      ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                        $     18,000      $     57,000
                                                                     ------------      ------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES:
       Equipment acquired with capital leases                        $         --      $    300,000
                                                                     ------------      ------------


                The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS


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

(3) SHAREHOLDERS' EQUITY

Warrants and Options Exercised and Redeemed in 1999
---------------------------------------------------

On February 12, 1999 the Company called all publicly traded warrants. These warrants entitled the holder to purchase one share of Common Stock for each warrant for $7.20. 1,918,000 warrants were exercised prior to the expiration date of March 15, 1999. The warrants generated $13,809,000 net of offering costs of approximately $100,000. In addition the Company issued 200,000 warrants to representatives for solicitation for the exercise of the warrants.

During the first six months of 1999, VSI Holdings exercised a warrant on 177,175 shares of stock at $4.50 per share resulting in proceeds to the Company of $797,000. In addition, during the first six months of 1999, the Company had 322,000 warrants exercised resulting in net proceeds of $1,295,000 and 268,000 employee options exercised resulting in $1,039,000.

(4) COMPREHENSIVE INCOME

In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 defines comprehensive income as all changes in shareholder equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for the six-month periods ended June 30, 1998 and 1999.

(5) NOTES PAYABLE

Notes payable consist of the following as of June 30, 1999:

         Note payable; interest at 9%, due on October 18,
         1999, secured by assets of LeaseSource                  $ 100,000
         Less- current portion                                    (100,000)
                                                                 ---------
         Long-term portion                                       $      --
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

The following provides information on the Company's segments:

                                                 For the Three Months Ended
                                                       June 30, 1999
                                                       (In thousands)
                               --------------------------------------------------------------
                                 Net-                     Product
                               Solutions   Automotive   Distribution   Corporate       Total
                               ---------   ----------   ------------   ----------     -------
Revenues from external
  customers..................   $2,510      $   875        $  391      $       --     $ 3,776
                                ======      =======        ======      ==========     =======
Loss from operations.........   $ (450)     $  (964)       $ (131)     $     (162)(1) $(1,707)
                                ======      =======        ======      ==========     =======
Identifiable assets..........   $1,565      $   622        $  708      $   15,175(2)  $18,070
                                ======      =======        ======      ==========     =======

                                                 For the Three Months Ended
                                                       June 30, 1998
                                                       (In thousands)
                               --------------------------------------------------------------
                                 Net-                     PRODUCT
                               Solutions   Automotive   Distribution   Corporate       Total
                               ---------   ----------   ------------   ----------     -------
Revenues from external
  customers..................   $1,051      $   139        $  647      $       --     $ 1,837
                                ======      =======        ======      ==========     =======
(Loss) income from
  operations.................   $ (248)     $  (345)       $   77      $      (49)(1) $  (565)
                                ======      =======        ======      ==========     =======


                                             For the Six Months Ended
                                                   June 30, 1999
                                  ----------------------------------------------
                                                 (In thousands)

                           Net-                      Product
                         Solutions    Automotive   Distribution    Corporate         Total
                         -------------------------------------------------------------------
Revenues from
 external customers      $  5,601      $  1,582      $  1,050      $     --         $  8,233
                         ========      ========      ========      ========         ========

Loss
 from operations         $   (358)     $ (1,838)     $    (22)     $   (257)(1)     $ (2,475)
                         ========      ========      ========      ========         ========

Identifiable assets      $  1,565      $    622      $    708      $ 15,175(2)      $ 18,070
                         ========      ========      ========      ========         ========

                                             For the Six Months Ended
                                                   June 30, 1998
                                  ----------------------------------------------
                                                 (In thousands)

                           Net-                      Product
                         Solutions    Automotive   Distribution    Corporate         Total
                         -------------------------------------------------------------------
Revenues from
 external customers      $  1,839      $    504      $  1,196      $     --         $  3,539
                         ========      ========      ========      ========         ========

(Loss) income
 from operations         $   (486)     $   (461)     $    135      $   (218)(1)     $ (1,030)
                         ========      ========      ========      ========         ========

(1) Corporate loss from operations represents depreciation expense.

(2) Corporate assets are those that are not directly identifiable to a particular segment and includes cash, restricted cash, property and equipment and prepaids and other assets.

(7) SUBSEQUENT EVENTS

On July 23, 1999, WFC Holdings Corporation ("WFC"), a subsidiary of Wells Fargo & Company, committed to make a strategic investment of $25 million in the Company and DriveOff.com. Closing of the transactions is subject to customary closing conditions and, also, the execution of a co-marketing agreement and long term consulting agreement under which the Company and DriveOff.com will provide additional services to Wells Fargo. The parties expect to close both transactions in August of 1999.

For its $10 million investment in the Company, WFC will receive 380,000 shares of common stock and a $6.2 million promissory note convertible into 620,000 shares of the Company's voting or non-voting stock. For its $15 million investment in DriveOff.com, WFC will receive a note convertible into 3.2 million shares or twenty percent of DriveOff.com's common stock outstanding as of the closing of the transaction. WFC will also receive a five-year warrant for an additional 160,000 shares of DriveOff.com, exercisable one year after the transaction's closing at $6.5625 per share.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a provider and incubator of innovative e-businesses solutions and services. We provide e-business services to a wide range of customers, from start-up enterprises to Fortune 1000 businesses. Our services enable our customers to transform their Internet, intranet and extranet operations from a basic web presence to an integrated e-business.

We were organized in July 1993 as ACI Systems, Inc. as a value added reseller of computer products. In July 1996, we merged with Interactive Planet, Inc., a designer and developer of Internet web sites and subsequently changed our name to Navidec, Inc. In July 1997, we acquired TouchSource, Inc., a designer and developer of interactive kiosks. Through the merger and the acquisition, we significantly enhanced our business model by combining expertise in traditional marketing and distribution and Internet/Intranet technology. In December 1998, we acquired CarWizard.com and LeaseSource.com, two prominent online automotive sites, in order to expand our online automotive presence.

Currently, we derive revenue from three divisions: Internet solutions, online automotive solutions and product distribution. The majority of our Internet solutions revenue is generated from fixed-price, fixed-time contracts. We consider many factors in developing the fixed-price and fixed-time of a contract, including the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. Since most of our solutions are delivered within a 90 to 120-day time frame, revenue is recognized using percentage-of-completion accounting based on the ratio of labor hours incurred as compared to the estimated total labor hours needed to complete the engagement. We plan to expand our Internet solutions revenue base to incorporate applications management and hosting services, which will generate recurring revenues.

Our online automotive solutions' revenue is primarily derived from the sale of leads generated by our CarWizard.com, LeaseSource.com and USWheels.com web sites. During the second quarter of 1999, we contributed substantially all of the assets associated with our online automotive solutions division to a new subsidiary, DriveOff.com, Inc. Currently, we are selling sales leads to dealers; however, once DriveOff.com's web site is launched in the third quarter of 1999, we will change our revenue model. DriveOff.com expects to enter into an exclusive contract with the IADMA. Under the terms of the proposed contract, all vehicle transactions generated by DriveOff.com will be delivered to IADMA member dealers in return for a marketing fee. In addition, DriveOff.com will earn a fee on each lease or loan associated with an IADMA supplied automobile, as well as various fees from the sale of after-market products such as credit life insurance, gap insurance and warranties.

Our product distribution business generates revenue through the resale of third party software and hardware components, graphical printers and supplies. Since product distribution is not related to our core strategy, we expect that revenue from this business will become a smaller percentage of total revenue as our Internet and online automotive solutions businesses continue to grow.

Our operating expenses typically consist of product development costs, general and administrative expense and selling and marketing expense.

Product development costs include salaries and out-of-pocket expenses incurred in developing new technologies for our own use and for future customer applications generally, as opposed to customer-specific development expenses. General and administrative expense consists primarily of salary and benefit expenses for our 100 employees. It also includes lease expenses associated with our office facility and various equipment. Selling and marketing expense includes advertising costs, costs associated with participation in trade shows and related travel expenses.

OUR OPPORTUNITY

The growth of the Internet as a new channel of distribution has resulted in several significant issues and opportunities for all types of businesses, as well as e-business solutions providers. Solutions and services that enable corporate customers and entrepreneurs to transform their businesses to e-businesses are technically complex. These solutions require high degrees of architectural consulting, software development, creative design and project management expertise, as well as ongoing maintenance and support. In addition to the technical components, successful e-business solutions require business models that address brand and imaging strategies and partnerships, as well as site content. Few Internet solutions providers or in-house information technology departments are able to provide the combined multiple discipline expertise and the experience required to rapidly develop and implement complex Internet sites, from highly technical to the highly creative, as well as the project management skills.

OUR STRATEGY

Our goal is to be become the leading provider and incubator of innovative Internet business solutions and services. To achieve our objective we will:

o    expand geographically;
o    increase Internet consulting revenues;
o    expand our presence as an application service provider;
o    expand depth of client relationships;
o    continue develop technology capabilities;
o    attract and retain experienced professionals;
o    continue to foster incubation of new businesses.


RECENT DEVELOPMENTS

On July 23, 1999, WFC Holdings Corporation ("WFC"), a subsidiary of Wells Fargo & Company, committed to make a strategic investment of $25 million in the Company and DriveOff.com. Closing of the transactions are subject to customary closing conditions and, also, the execution of a co-marketing agreement and long term consulting agreement under which the Company and DriveOff.com will provide additional services to Wells Fargo. The parties expect to close both transactions in August of 1999.

For its $10 million investment in the Company, WFC will receive 380,000 shares of common stock and a $6.2 million promissory note convertible into 620,000 shares of the Company's voting or non-voting stock. For its $15 million investment in DriveOff.com, WFC will receive a note convertible into 3.2 million shares or twenty percent of DriveOff.com's common stock outstanding as of the closing of the transaction. WFC will also receive a five-year warrant for an additional 160,000 shares of DriveOff.com, exercisable one year after the transaction's closing at $6.5625 per share.

RESULTS OF OPERATIONS

                                 YEAR ENDING DECEMBER 31,          SIX MONTHS ENDING JUNE 30,
                                 1997                1998            1998            1999
                                -------             -------         -------         -------
                                                                          (unaudited)
Revenue:
--------
Internet solutions              $ 2,359             $ 5,443         $ 1,839         $ 5,601
Online automotive solutions         223                 939             504           1,582
Product distribution              3,426               2,173           1,196           1,050
                                -------             -------         -------         -------
Total revenues                    6,008               8,555           3,539           8,233

Cost of revenues:                 4,219               5,870           2,339           5,016
-----------------               -------             -------         -------         -------
Gross profit                      1,789               2,685           1,200           3,217

Operating Expense:
------------------
Product development               1,662               1,834             642           1,520
General and administrative        2,468               3,479           1,341           2,156
Selling and marketing               237                 921             247           2,016
Impairment of goodwill            1,305                   0               0               0
                                -------             -------         -------         -------
Total operating expenses          5,672               6,234           2,230           5,692

Loss from operations            $(3,883)            $(3,549)        $(1,030)        $(2,475)

RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                  YEAR ENDING DECEMBER 31,          SIX MONTHS ENDING JUNE 30,
                                  1997                1998            1998            1999
                                  -----               -----           -----           -----
Revenue:
--------
Internet solutions                 39.3%               63.6%           52.0%           68.0%
Online automotive solutions         3.7                11.0            14.2            19.2
Product distribution               57.0                25.4            33.8            12.8
                                  -----               -----           -----           -----
Total revenues                    100.0               100.0           100.0           100.0

Cost of revenues:                  70.2                68.6            66.1            60.9
-----------------                  ----                ----            ----            ----
Gross Margin                       29.8                31.4            33.9            39.1

Operating Expense:
------------------
Product Development                27.7                21.4            18.1            18.5
General & Admin                    41.1                40.7            37.9            26.2
Selling & Marketing                 3.9                10.8             7.0            24.5
Impairment of Goodwill             21.7                  --              --              --
                                   ----                ----            ----            ----
Total Operating Expenses           94.4                72.9            63.0            69.1

Loss from Operations              (64.6%)             (41.5%)         (29.1%)         (30.1%)


         Revenue for the six months ended June 30, 1999 increased 132.6% over the same period in 1998, from $3.5 million to $8.2 million. Revenue for the three months ended June 30, 1999 increased by 105.5% over the same period in 1998, from $1.8 million to $3.8 million. The increase was due to increased revenues from Internet solutions and online automotive solutions businesses.

         Internet solutions revenue for the six months ended June 30, 1999 increased 204.6% over for the same period in 1998, from $1.8 million to $5.6 million. Internet solutions revenue for the three months ended June 30,

1999 increased 138.7% over for the same period in 1998, from $1.0 million to $2.5 million. The increase in Internet solutions was primarily due to increased project size as we perform more complex and comprehensive solutions for our clients. A typical Internet solutions project lasts between 90 and 120 days.

         Online automotive solutions revenue for the six months ended June 30, 1999 increased 213.9% over the same period of 1998, from $504,000 to $1.6 million. Online automotive solutions revenue for the three months ended June 30, 1999 increased 529.5% over the same period of 1998, from $139,000 to $875,000. The increase in Online automotive solutions revenue was a result of increased traffic to our web sites and a corresponding increase in purchase requests and advertising revenues. Our automotive solutions division's online presence increased from two sites at the beginning of 1998 to 14 as of June 30, 1999. This increase has resulted in 64,000 automotive purchase requests for the six months ended June 30, 1999, an increase of 2,033.3% over 3,000 purchase request for the same period 1998. Page views for the six months ended June 30, 1999 were
56.4 million versus 865,000 for the same period of 1998. For the six months ended June 30, 1999 our online automotive solutions division's web sites attracted 3.6 million unique visitors, versus 96,000 for the same period of 1998.

         Revenue from our product distribution division for the six months ended June 30, 1999, decreased by 12.2% over the same quarter of 1998, from $1.2 million to $1.0 million. Revenues from our product distribution division for the three months ended June 30, 1999, decreased by 39.6% over the same quarter of 1998, from $647,000 to $391,000 . The decrease in sales was due to our decision to focus less on product distribution and devote more resources to Internet solutions and online automotive solutions.

         Gross profit for the six months ended June 30, 1999 increased $2.0 million or 168.1% over gross profit for the same period in 1998, from $1.2 million to $3.2 million. As a percent of revenue, gross margin increased from 33.9% to 39.1% as a result of a changing mix of sales. Our online automotive solutions' division's gross margin for the six months ended June 30, 1999 increased 2.0 percent from the same period in 1998, from 77.4% to 79.4%. Our Internet solutions division's gross margin for the six months ended June 30, 1999 increased 2.3% over gross margin for the same period in 1998, from 27.7% to 30.0%. Gross profit for the three months ended June 30, 1999 increased 176.5% over gross profit for the same period in 1998, from $553,000 to $1.5 million. As a percent of sales, gross margin increased from 30.1% to 40.5% as a result of a changing mix of sales. Our online automotive solutions' division's gross margin for the three months ended June 30, 1999 increased from 72.7% to 84.7% from the same period in 1998. The increase was primarily a result of our ability to reuse previously developed modules in new projects, which resulted in higher gross profits for the subsequent projects.

         Operating expenses for the six months ended June 30, 1999 were $5.7 million, or 69.1% of sales, compared with $2.2 million, or 63.0% of sales, for the same quarter in 1998. Operating expenses for the three months ended June 30, 1999 were $3.2 million, or 85.7% of sales, compared with $1.1 million, or 60.9% of sales, for the same quarter in 1998.

         Product development costs were $1.5 million, or 18.5% of sales, for the six months ended June 30, 1999 compared to $642,000, or 18.1% of sales, for the same period 1998. Product development costs were $779,000, or 20.6% of sales, for the three months ended June 30, 1999 compared to $315,000, or 17.1% of sales, for the same period 1998. Product development costs are projected to increase during the remainder of 1999 as we expand our product sets.

         General and administrative expenses for the six months ended June 30, 1999 were $2.2 million, or 26.2% of sales, compared to $1.3 million, or 37.9% of sales, for the same period in 1998. General and administrative expenses for the three months ended June 30, 1999 were $1.2 million, or 31.1% of sales, compared to $658,000, or 35.8% of sales, for the same quarter in 1998. General and administrative expenses decreased as a percentage of sales due to the fixed nature of a large percentage of these expenses. General and administrative expenses are projected to increase over 1998 expense levels but are projected to decrease as a percentage of sales for the year.

         Selling and marketing expenses were $2.0 million, or 24.5% of sales, for the six months ended June 30, 1999 compared to $247,000, or 7.0% of sales, for the same period of 1998. Sales and marketing expenses were $1.3 million, or 33.9% of sales, for the three months ended June 30, 1999 compared to $145,000, or 7.9% of sales, for the same period of 1998. The increase in sales and marketing expenses is the result of our attempt to expand brand recognition and is projected to increase in 1999 as we expand our marketing for our Internet Solutions products and services provided by DriveOff.com.

         Other income was $113,000 for the six months ended June 30, 1999 an increase, from other expense of $9,000 for the same period of 1998. Other income was $107,000 for the three months ended June 30, 1999 an increase, from other income of $7,000 for the same period of 1998. The increase was a result of decreased borrowings and larger cash balances.


LIQUIDITY AND CAPITAL RESOURCES

         From our inception through June 30, 1999, we funded our operations primarily from the following sources:

         o equity investments through our initial public offering and subsequent private placements of our securities,

         o    revenues generated from operations,

         o    loans from principal shareholders and employees,

         o    lines of credit,

         o and accounts receivable factoring arrangements made available by banks.

         As of June, 1999, we had cash and cash equivalents of $12.8 million and net working capital of $14.5 million. This compares with cash and cash equivalents of $711,000 and net working capital of $286,000 as of December 31, 1998 and cash and cash equivalents of $369,000 and a working capital $678,000 as of December 31, 1997. In March 1999, we completed a warrant call that resulted in net cash to us of approximately $13.8 million. During the remainder of 1999 we expect to have capital expenditures of approximately $1.2 million for DriveOff.com and $800,000 for Internet solutions. The capital expenditures will be used for the further implementation of the DriveOff.com business model and increased network activities for our Internet solutions business.

         Cash used in our operating activities totaled $3.3 million for the six months ended June 30, 1999, $942,000 for the same period of 1998. Cash used in our investing activities totaled $581,000 for the six months ended June 30, 1999, $430,000 for same period of 1998. Cash used in our investing activities during those periods consisted primarily of expenditures for property and equipment.

         Cash provided by our financing activities was $16.0 million during the six months ended June 30, 1999. That amount was raised primarily through the issuance of our common stock as a result of warrants and options being exercised, which generated $16.9 million. Cash used in financing activities for the six months ended June 30, 1999 consisted of advances from factoring arrangements of $257,000, less repayments of $460,000, and the repayment of notes/leases payable of $748,000. Cash provided by our financing activities was $1.4 million in the first six months of 1998. In connection with the Wells Fargo transaction, in August 1999 we expect to receive approximately $24.1 million. We plan to fund our operations during 1999, funds from continuing operations and funds from the recent investment of Wells Fargo.

         Through June 30, 1999 we had a net operating loss of $9.5 million. Our ability to utilize these net operating loss carry forwards to offset future taxable income will be limited, possibly significantly, by certain provisions of the Internal Revenue Code of 1986, and, in particular, Section 382 of the Code relating to certain ownership changes of corporations which have losses. We believe that it is more likely than not that a significant portion of the benefits of these net operating loss carry forwards (i.e., tax assets) will not be realized. Accordingly, a valuation allowance has been recorded against the entire deferred tax asset as of December 31, 1998 in our financial statements for the period then ended.

INFLATION

         We do not believe that inflation will have a material impact on our future operations.

YEAR 2000 COMPLIANCE

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, such computer applications could fail or create erroneous results by or at the Year 2000. We are currently identifying which of our information technology and non-information technology systems will be affected by Year 2000 issues.

         Our Year 2000 compliance program consists of three phases: identification and assessment; remediation; and testing. For any given system, the phases occur in sequential order, from identification and assessment of Year 2000 problems, to remediation and, finally, to testing our solutions. However, as we acquire additional businesses, each information technology and non-information technology system of the acquired business must be independently identified and assessed. As a result, all three phases of our Year 2000 compliance program may occur simultaneously as they relate to different systems. Each phase may have a varying timetable to completion, depending upon the system and the date when a particular business was acquired by us.

         We have completed the identification and assessment of most of our information technology systems, and those systems address or have been modified to address Year 2000 problems. We will continue to assess the information technology systems of businesses that we may acquire in the future. We are in the identification and assessment phase with respect to non-information technology systems of currently-owned businesses. We have received assurances from our vendors and suppliers that their products and businesses are Year 2000 compliant. However, we have no direct control over these third parties and cannot assure you that any third-party software and hardware systems will be timely converted. The failure of certain individual vendors or suppliers, or a combination of vendors or suppliers, to make their systems Year 2000 compliant could have a material adverse effect on our financial results.

         We anticipate completing all phases of our Year 2000 compliance program by September, 1999, with the possible exception of the remediation and testing phases for certain of our non-information technology systems. We cannot assure you, however, that recently acquired businesses will be Year 2000 compliant. However, to the extent feasible, we review the Year 2000 status of acquisition candidates before we complete an acquisition.

         In addition, we rely on third party network infrastructure providers to gain access to the Internet. If such providers experience business interruptions as a result of their failure to achieve Year 2000 compliance, our ability to provide our services could be impaired, which could harm our business, financial conditions and operating results.

         Our costs to date for our Year 2000 compliance program have not been material. Although we have not completed our assessment of non-information technology systems, we do not currently believe that the future costs associated with our Year 2000 compliance program will be material.

         We are currently unable to determine our most reasonably likely worst case Year 2000 scenario, because we have not identified and assessed all of our non-information technology systems. Because most of our information technology systems address or have been modified to address Year 2000 problems and because most of our businesses do not employ a high degree of process of plant automation, we do not anticipate that the Year 2000 will have a significant impact on our operations. However, a failure to address all of our Year 2000 issues successfully could have a material adverse effect on our business, results of operations and financial condition.

OTHER RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the cost of such software. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP No. 98-1 in fiscal 1999 by the Company did not have a material impact on the financial statements.

         In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities ("SOP No. 98-5"). In general, SOP No. 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and specifies that initial application of SOP No. 98-5 should be reported as the cumulative effect of a change in accounting principle. The provisions of SOP No. 98-5 are effective for fiscal years beginning after December 15, 1998. The adoption of SOP No. 98-5 in fiscal 1999 did not have a material impact on the financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Navidec is required to adopt SFAS No. 133, as amended by SFAS No. 137 in June 1999, in the year ending December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Navidec does not believe adoption of SFAS No. 133 will have a material impact upon its financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and by policy is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 1999 our investments consisted of short-term money market funds and commercial paper.

Our interest expense is sensitive to changes in the general level of U.S. interest rates. Our debt is fixed rate in nature and mitigates the impact of fluctuations in interest rates. The fair value of our debt approximates the carrying amount at June 30, 1999. We believe the potential effects of near-term changes in interest rates on our fixed rate debt is not material.

FORWARD LOOKING INFORMATION

Information contained in this report, other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions and developments within the Internet and Intranet industries; competition; market acceptance of our products and services; length of sales cycle; variability of sales order flow; management of growth; and other risk factors identified from time to time in the Company's filings with the Securities and Exchange Commission. These filings are available on-line at http://www.sec.gov.

PART II - OTHER INFORMATION
===========================

Item 1.           Legal Proceedings
                  None

Item 2.           Changes in Securities
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders


                           On June 17, 1999, our Annual Meeting of Shareholders
was held. At that meeting, the following matters were approved by our shareholders by the votes indicated below:

(1)      The following directors were elected to constitute our entire Board of
         Directors:

                                                  Shares For     Shares Withheld
         Ralph Armijo                             5,889,052         41,460
         Andrew Davis                             5,817,822        113,090
         Patrick R Mawhinney                      5,886,852         44,060
         Lloyd G. Chavez, Jr.                     5,865,552         65,360
         Gerald A Marroney                        5,865,352         65,560
         James Hosch                              5,836,822         94,090
         Michael Kranitz                          5,889,052         41,860


(2) A proposal to increase from one million to two million the number of shares of our common stock issuable upon the exercise of options granted under our Stock Option Plan received 2,590,414 shares voting in favor of the proposal, 136,291 shares voting against the proposal, and 32,308 shares abstaining.


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



                                            NAVIDEC, INC.



Date:  August 5, 1999

                                    By      /S/ RALPH ARMIJO
                                            Ralph Armijo
                                            President and CEO

Date:  August 5, 1999
                                    By      /S/ PAT MAWHINNEY
                                            Pat Mawhinney
                                            Chief Financial Officer