Form 10-Q
period 1999-09-30
NAVIDEC INC
filed 1999-11-15
CIK 1023734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 1999.


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

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


                   Registrant's telephone number: 303-790-7565

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1999, Registrant had 7,455,964 shares of common stock outstanding

                                  NAVIDEC, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION
=============================

Item 1.  Financial Statements

         Balance Sheets as of December 31, and September 30, 1999

         Statements of Operations, Three months and Nine months ended September 30, 1998 and 1999

         Statements of Cash Flows,
         Nine months ended September 30, 1998 and 1999

         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION
==========================


Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


                                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                            NAVIDEC, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                               ASSETS

                                                                        December 31     September 30
                                                                            1998            1999
                                                                        ------------    ------------
                                                                                         (unaudited)
       CURRENT ASSETS:
           Cash and cash equivalents                                    $    711,000    $  8,996,000
           Wells Fargo Funds Held in Escrow                                        0      25,000,000
           Accounts receivable, net of allowance for doubtful
            accounts of $125,000 as of December 31, 1998 and
                 $205,000 as of September 30, 1999                         2,167,000       1,726,000
           Costs and estimated earnings in excess of billings                107,000         105,000
           Inventories                                                       341,000         472,000
           Restricted cash                                                   280,000         470,000
           Prepaid expenses and other                                         52,000         764,000
                                                                        ------------    ------------
                   Total current assets                                    3,658,000      37,533,000

       PROPERTY AND EQUIPMENT, net of accumulated
           depreciation of $717,000 as of December 31, 1998
           and $1,068,000 as of September 30, 1999                           981,000       3,397,000

OTHER ASSETS:
           Goodwill and intangibles, net of accumulated
           amortization of $100,000 as of December 31, 1998
           and $193,000 as of September 30, 1999                             619,000         526,000
           Debt Issuance Costs - Wells Fargo                                       0       1,018,000
           Other                                                               7,000         157,000
                                                                        ------------    ------------
                   Total other assets                                        626,000       1,701,000
                                                                        ------------    ------------
       TOTAL ASSETS                                                     $  5,265,000    $ 42,631,000
                                                                        ============    ============


                                LIABILITIES AND SHAREHOLDERS' EQUITY

       CURRENT LIABILITIES:
           Accounts payable                                             $  1,851,000    $    927,000
           Accounts payable offering                                               0       1,200,000
           Accrued liabilities                                               423,000         893,000
           Payable to factor                                                 203,000               0
           Notes payable                                                     821,000         100,000
           Deferred revenue                                                        0         289,000
           Current capital lease obligations                                  74,000         136,000
                                                                        ------------    ------------
                   Total current liabilities                               3,372,000       3,545,000


       CAPITAL LEASE OBLIGATIONS, net current portion                         94,000         244,000
       CONVERTIBLE DEBT OBLIGATIONS
             net of unamortized discount of 1,390,000 as of
             September 30,1999                                                     0      19,810,000
       WARRANTS FOR DriveOff.com                                                   0         440,000


       SHAREHOLDERS' EQUITY:
           Common stock, no par value,  20,000,000 shares authorized,
             4,709,000 and 7,456,000 shares issued and outstanding
             as of December 31, 1998 and September 30, 1999,
             respectively                                                  8,059,000      30,976,000
           Warrants for common stock                                       2,891,000       1,410,000
           Accumulated deficit                                            (9,151,000)    (13,794,000)
                                                                        ------------    ------------
                   Total shareholders' equity                              1,799,000      18,592,000
       TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY                                 $  5,265,000    $ 42,631,000
                                                                        ============    ============



The accompanying notes to consolidated financial statements are an integral part of these statements.



                                          NAVIDEC, INC.
                                    STATEMENTS OF OPERATIONS


                                         For the Three Months            For the Nine Months
                                          Ended September 30             Ended September 30
                                         1998            1999            1998           1999
                                         ----            ----            ----           ----
                                     (unaudited)     (unaudited)     (unaudited)     (unaudited)

REVENUE                             $  2,139,000    $  4,473,000    $  5,678,000    $ 12,706,000
COST OF REVENUE                        1,394,000       2,442,000       3,733,000       7,457,000
                                    ------------    ------------    ------------    ------------
GROSS PROFIT                             745,000       2,031,000       1,945,000       5,249,000

OPERATING EXPENSES
         Product Development             427,000         811,000       1,069,000       2,332,000
         General & Administrative        623,000       1,637,000       1,964,000       3,792,000
         Selling & Marketing             216,000       1,970,000         463,000       3,986,000
                                    ------------    ------------    ------------    ------------
         Total Operating Expenses      1,266,000       4,418,000       3,496,000      10,110,000



LOSS FROM OPERATIONS                    (521,000)     (2,387,000)     (1,551,000)     (4,861,000)

OTHER INCOME (EXPENSES)                  (96,000)        105,000        (105,000)        218,000
                                    ------------    ------------    ------------    ------------

NET LOSS                            $   (617,000)   $ (2,282,000)   $ (1,656,000)   $ (4,643,000)
                                    ============    ============    ============    ============

NET LOSS PER SHARE BASIC
   AND DILUTED                      $       (.17)   $       (.31)   $       (.50)   $       (.69)

BASIC AND DILUTED WEIGHTED-
AVERAGE COMMON SHARES
OUTSTANDING                            3,606,000       7,433,000       3,335,000       6,717,000



The accompanying notes to consolidated financial statements are an integral part of these statements.


                                           NAVIDEC, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                     For the Nine Months Ended



                                                                              September 30,
                                                                          1998            1999
                                                                      ------------    ------------
                                                                       (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                       $ (1,656,000)   $ (4,643,000)
       Adjustments to reconcile net loss to net cash
          used in operating activities-
             Depreciation and amortization                                 422,000         444,000
             Provision for bad debt                                              0          80,000
             Changes in operating assets and liabilities-
                 Accounts receivable                                      (776,000)        361,000
                 Costs and estimated earnings in excess of billings       (219,000)          2,000
                 Amortization of Loan Discount                              75,000               0
                 Inventories                                                47,000        (131,000)
                 Restricted cash                                           300,000        (190,000)
                 Other assets                                             (161,000)       (863,000)
                 Accounts payable                                          254,000        (924,000)
                 Accrued liabilities                                        74,000         470,000
                                                                      ------------    ------------
                    Net cash used in operating activities               (1,640,000)     (5,394,000)
                                                                      ------------    ------------

   CASH FLOWS FROM INVESTING ACTIVITIES:

       Decrease in Notes Receivable                                         37,000               0
       Purchases of property and equipment                                (432,000)     (2,570,000)
                                                                      ------------    ------------
                    Net cash used in investing activities                 (395,000)     (2,570,000)
                                                                      ------------    ------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from factoring of accounts receivable                    1,059,000         257,000
       Payments to factor                                               (1,047,000)       (460,000)
       Proceeds from issuance of notes payable                             800,000               0
       Proceeds from issuance of common stock and warrants               1,551,000      17,158,000
       Proceeds from related party note receivable                          40,000               0
       Payments on notes payable and capital leases                       (342,000)       (706,000)
                                                                      ------------    ------------
                    Net cash provided by financing activities            2,061,000      16,249,000
                                                                      ------------    ------------


   NET INCREASE IN CASH AND CASH EQUIVALENTS                                26,000       8,285,000

   CASH AND CASH EQUIVALENTS, beginning of period                          369,000         711,000
                                                                      ------------    ------------

   CASH AND CASH EQUIVALENTS, end of period                           $    395,000    $  8,996,000
                                                                      ------------    ------------

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid for interest                                      $     18,000    $     88,000
                                                                      ------------    ------------

   SUPPLEMENTAL SCHEDULE OF NON-CASH
       INVESTING AND FINANCING ACTIVITIES:
          Proceeds from Offering Held in Escrow                                  0      $25,00,000
          Equipment acquired with capital leases                                 0         300,000
                                                                      ------------    ------------

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

(2) ACQUISITIONS

Effective December 28, 1998, the Company acquired 100% of the stock of both CarWizard.com Inc. and LeaseSource Online, Inc. for a total of 250,000 shares of common stock. The combined purchased price was valued by issuing $500,000 of the Company's common stock and the assumption of $39,000 of net liabilities, resulting in goodwill of $539,000 being recorded. Included in the net liabilities assumed was $80,000 of intangibles for acquired technology. The acquisition was accounted for under the purchase method of accounting, and accordingly the operating results of CarWizard and LeaseSource have been included in the accompanying consolidated financial statements from the effective date of the acquisitions. The purchase agreement includes an earn-out provision for up to an additional $1,000,000 of purchase price, which is based on the success of web site leads provided in 1999 and 2000.

(3) CONVERTIBLE DEBT OBLIGANTIONS AND SHAREHOLDERS' EQUITY

On September 30, 1999, WFC Holdings Corporation ("WFC"), a subsidiary of Wells Fargo & Company, made an investment of $25 million in the Company and DriveOff.com. Wells Fargo purchased 410,811 shares of the Company's common stock for $3,800,000 or $9.25 per share and received a note for $6,200,000 that is convertible into 670,270 shares of the Company's common stock. For its $15 million investment in DriveOff.com, WFC received a note convertible into 3.2 million shares (representin twenty percent of DriveOff.com's common stock outstanding as of the closing of the transaction). WFC also received a five-year warrant for an additional 160,000 shares of DriveOff.com, exercisable one year after the transaction's closing at $6.5625 per share. The Company and DriveOff.com received the $25 million investment from escrow on October 4, 1999.

Warrants and Options Exercised and Redeemed in 1999

On February 12, 1999 the Company called all publicly traded warrants. These warrants entitled the holder to purchase one share of common stock for each warrant for $7.20. In total, 1,918,000 warrants were exercised prior to the expiration date of March 15, 1999. The warrants generated $13,810,000 net of offering costs of approximately $100,000. In addition, the Company issued 200,000 warrants to representatives for solicitation for the exercise of the warrants.

During the first six months of 1999, VSI Holdings exercised a warrant on 177,175 shares of stock at $4.50 per share resulting in proceeds to the Company of $797,000. In addition, during the first nine months of 1999, the Company had 340,000 warrants exercised resulting in net proceeds of $1,435,000 and 290,000 employee options exercised resulting in $1,117,000.

(4) COMPREHENSIVE INCOME

In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 defines comprehensive income as all changes in shareholder equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for the nine-month periods ended September 30, 1998 and 1999.

(5) NOTES PAYABLE

Notes payable consist of the following as of September 30, 1999:

         Note payable; interest at 9%, due on October 18,
         1999, secured by assets of LeaseSource             $ 100,000
         Less-current portion                                (100,000)
                                                            ---------
         Long-term portion                                  $       0
                                                            =========

(6) COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings as of December 31, 1998 is comprised of the following:

               Costs incurred on contracts in progress   $ 31,000
               Estimated earnings                          76,000
                                                         --------
                                                          107,000
               Less progress billings                        --
                                                         --------
                                                         $107,000
                                                         ========

Costs and estimated earnings in excess of billings as of September 30, 1999 is comprised of the following:

               Costs incurred on contracts in progress   $ 35,000
               Estimated earnings                          70,000
                                                         --------
                                                          105,000
               Less progress billings                        --
                                                         --------
                                                         $105,000
                                                         ========
(7) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of products held for resale.

(8) NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded the weighted average effect (using the treasury stock method) of common stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share as the effect of all such securities is anti-dilutive for all periods presented. The shares excluded are approximately 294,000, 916,000 and 943,000 for fiscal 1998, nine months ended September 30, 1999 and three months ended September 30, 1999, respectively.

(9) SEGMENT REPORTING

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

The Company operates in three different segments: Internet Solutions, Online Automotive Solutions ("Automotive"), and Product Distribution. Management has chosen to organize the Company around these segments based on differences in products and services.

Internet Solutions provides custom solutions, including the architecture, design, development and integration of high tech solutions, utilizing web technology. Automotive provides total online automotive solutions through its web sites, in addition to providing custom solutions to companies in or with relationships in the automotive industry. Product Distribution provides the resale and configuration of third party software and hardware components, graphical printers and supplies.

Segment operations are measured consistent with the accounting policies used in these consolidated financial statements.

The following provides information on the Company's segments:


                             For the Three Months Ended
                                 September 30, 1999

                                   (In thousands)
                         -----------------------------------

                         Internet               Product
                         Solutions  Automotive  Distribution  Corporate        Total
                         ---------  ----------  ------------  ---------        -----
Revenues from external
customers ............   $  3,209    $    796    $    468     $   --         $  4,473

Loss from operations .   $    (33)   $ (2,156)   $    (37)    $   (161)(1)   $ (2,387)

Identifiable assets ..   $ 12,052    $ 18,453    $    667     $ 11,459(2)    $ 42,631



                              For the Three Months Ended
                                  September 30, 1998
                                    (In thousands)
                          -----------------------------------

                          Internet               Product
                          Solutions  Automotive  Distribution  Corporate      Total
                          ---------  ----------  ------------  ---------      -----
Revenues from external
customers ..............   $ 1,399    $   177      $   563     $     --     $ 2,139

Loss from operations ...   $  (116)   $  (350)     $    23     $  (78)(1)   $  (521)


                              For the Nine Months Ended
                                 September 30, 1999

                                   (In thousands)
                         -----------------------------------

                         Internet               Product
                         Solutions  Automotive  Distribution  Corporate         Total
                         ---------  ----------  ------------  ---------         -----
Revenues from external
customers ............   $  8,810    $  2,378     $  1,518     $   --         $ 12,706

Loss from operations .   $   (390)   $ (3,994)    $    (59)    $   (418)(1)   $ (4,861)

Identifiable assets ..   $ 12,052    $ 18,453     $    667     $ 11,459(2)    $ 42,631


                              For the Nine Months Ended
                                 September 30, 1998

                                   (In thousands)
                          -----------------------------------
                          Internet               Product
                          Solutions  Automotive  Distribution  Corporate      Total
                          ---------  ----------  ------------  ---------      -----

Revenues from external
customers ..............   $ 3,238    $   681      $ 1,759      $     --     $ 5,678

Loss from operations ...   $  (602)   $  (811)     $   158      $  (296)(1)  $(1,551)


(1) Corporate loss from operations represents depreciation expense.

(2) Corporate assets are those that are not directly identifiable to a particular segment and includes cash, restricted cash, property and equipment and prepaids and other assets.

(10) SUBSEQUENT EVENTS

On October 26, 1999, we completed a secondary offering of 2,500,000 shares at an offering price of $9.25. The offering resulted in net proceeds to us, after underwriting fees and expenses, of approximately $21,000,000.

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

We were organized in July 1993 as ACI Systems, Inc. as a value-added reseller of computer products. In July 1996, we merged with Interactive Planet, Inc., a designer and developer of Internet web sites and subsequently changed our name to Navidec, Inc. In July 1997, we acquired TouchSource, Inc., a designer and developer of interactive kiosks. Through the merger and the acquisition, we significantly enhanced our business model by combining expertise in traditional marketing and distribution and Internet/Intranet technology. In December 1998, we acquired CarWizard.com and LeaseSource.com, two prominent online automotive sites, in order to expand our online automotive presence.

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

Our online automotive solutions' revenue is primarily derived from the sale of leads generated by our CarWizard.com, LeaseSource.com and USWheels.com web sites. During the second quarter of 1999, we contributed substantially all of the assets associated with our online automotive solutions division to a new subsidiary, DriveOff.com, Inc. Currently, we are selling sales leads to dealers; however, with the launch of DriveOff.com's web site in the third quarter of 1999, we have changed our revenue model. DriveOff.com has entered into an exclusive contract with the Internet Auto Dealers Marketing Associations (IADMA)under which all vehicle transactions generated by DriveOff.com will be delivered to IADMA member dealers in return for a marketing fee. In addition, DriveOff.com will earn a fee on each lease or loan associated with an IADMA supplied automobile, as well as various fees from the sale of after-market products such as credit life insurance, gap insurance and warranties which is expected to be offered in the second quarter of 2000.

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

Product development costs include salaries and out-of-pocket expenses incurred in developing new technologies for our own use and for future customer applications generally, as opposed to customer-specific development expenses. General and administrative expense consists primarily of salary and benefit expenses for our 140 employees. It also includes lease expenses associated with our office facility and various equipment. Selling and marketing expense includes advertising costs, costs associated with participation in trade shows and related travel expenses.

RECENT DEVELOPMENTS

On October 26, 1999, we completed a secondary public offering of 2,500,000 shares resulting in net proceeds to us of approximately $21,000,000.


                                    RESULTS OF OPERATIONS

                                                  For the Three Months     For the Nine Months
                                                   Ended September 30       Ended September 30
                                                   1998         1999         1998       1999
                                                   ----         ----         ----       ----
                                                (unaudited) (unaudited)  (unaudited) (unaudited)
       Revenue:
                    Internet solutions            $  1,399    $  3,209    $  3,238    $  8,810
                    Online automotive solutions        177         796         681       2,378
                    Product distribution               563         468       1,759       1,518
                                                  --------    --------    --------    --------
        Total revenue                             $  2,139    $  4,473    $  5,678    $ 12,706
        Cost of revenue                              1,394       2,442       3,733       7,457
                                                  --------    --------    --------    --------
        Gross profit                              $    745    $  2,031    $  1,945    $  5,249

         Operating Expense:
          Product development                          427         811       1,069       2,331
          General & administrative                     623       1,637       1,964       3,793
          Selling & marketing                          216       1,970         463       3,986
                                                  --------    --------    --------    --------
          Total operating expense                 $  1,266    $  4,418    $  3,496    $ 10,110

          Loss from operations                    $   (521)   $ (2,387)   $ (1,551)   $ (4,861)



                        RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES


                                                     For the Three Months      For the Nine Months
                                                      Ended September 30        Ended September 30
                                                      1998         1999         1998         1999
                                                      ----         ----         ----         ----
                                                  (unaudited)  (unaudited)  (unaudited)  (unaudited)
       Revenue:
                    Internet solutions               65.4%        71.7%        57.0%        69.3%
                    Online automotive solutions       8.3%        17.8%        12.0%        18.7%
                    Product distribution             26.3%        10.5%        31.0%        11.9%
                                                    ------       ------       ------       ------
        Total revenue                               100.0%       100.0%       100.0%       100.0%
        Cost of revenue                              65.2%        54.6%        65.7%        58.7%
                                                    ------       ------       ------       ------
        Gross profit                                 34.8%        45.4%        34.3%        41.3%

         Operating Expense:
          Product development                        20.0%        18.1%        18.8%        18.3%
          General & administrative                   29.1%        36.6%        34.6%        29.9%
          Selling & marketing                        10.1%        44.0%         8.2%        31.4%
                                                    ------       ------       ------       ------
          Total operating expense                    59.2%        98.8%        61.6%        79.6%

          Loss from operations                      -24.4%       -53.4%       -27.3%       -38.3%


Revenue for the nine months ended September 30, 1999 increased 123.8% over the same period in 1998, from $5.7 million to $12.7 million. Revenue for the three months ended September 30, 1999 increased by 109.1% over the same period in 1998, from $2.1 million to $4.5 million. The increase was due to increased revenues from our Internet solutions and online automotive solutions businesses.

Internet solutions revenue for the nine months ended September 30, 1999 increased 172.1% over the same period in 1998, from $3.2 million to $8.8 million. Internet solutions revenue for the three months ended September 30, 1999 increased 129.4% over for the same period in 1998, from $1.4 million to $3.2 million. The increase in Internet solutions was primarily due to increased project size as we performed more complex and comprehensive solutions for our clients.

Online automotive solutions revenue for the nine months ended September 30, 1999 increased 249.2% over the same period of 1998, from $681,000 to $2.4 million. Online automotive solutions revenue for the three months ended September 30, 1999 increased 349.7% over the same period of 1998, from $177,000 to $796,000. The increase in online automotive solutions revenue was a result of increased site traffic to our web sites and a corresponding increase in purchase requests and advertising revenues. The Company generated 82,000 automotive purchase requests for the nine months ended September 30, 1999, an increase of 1,540.0% over 5,000 purchase request for the same period 1998. Page views for the nine months ended September 30, 1999 were 69.7 million versus 1.5 million for the same period of 1998. For the nine months ended September 30, 1999 our online automotive solutions division's web sites attracted 4.7 million unique visitors, versus 173,000 for the same period of 1998.

Revenue from the product distribution division for the nine months ended September 30, 1999, decreased by 13.7% over the same period of 1998, from $1.8 million to $1.5 million. Revenue from the product distribution division for the three months ended September 30, 1999, decreased by 16.9% over the same quarter of 1998, from $563,000 to $468,000. The decrease in sales was due to the Company's decision to focus less on product distribution and devote more resources to Internet solutions and online automotive solutions.

Gross profit for the nine months ended September 30, 1999 increased $3.3 million or 169.9% over gross profit for the same period in 1998, from $1.9 million to $5.2 million. As a percent of revenue, gross margin increased from 34.3% to 41.3% as a result of a changing mix of sales. Our Internet solutions division's gross margin for the nine months ended September 30, 1999 increased 6.3 percentage points over gross margin for the same period in 1998, from 28.0% to 34.3%. The online automotive solutions' division's gross margin for the nine months ended September 30, 1999 decreased 1.6 percentage points from the same period in 1998, from 77.5% to 75.9%. The decrease in gross profit was the result of leads being sold to third party sources at lower revenue as we moved out of the lead model.

Gross profit for the three months ended September 30, 1999 increased $1.3 million or 172.6% over gross profit for the same period in 1998, from $745,000 to $2.0 million. As a percent of sales, gross margin increased from 34.8% to 45.4% as a result of a changing mix of sales. The increase is primarily attributed to the ability to reuse previously developed modules in new projects. The online automotive solutions' division's gross margin for the three months ended September 30, 1999 decreased from 74.0% to 69.0% from the same period in 1998. The decrease was primarily a result of the Company' s changing from the lead model which resulted in a lower revenue per lead than in 1998.

Operating expenses for the nine months ended September 30, 1999 were $10.1 million, or 79.6% of sales, compared with $3.5 million, or 61.6% of sales, for the same period in 1998. Operating expenses for the three months ended September 30, 1999 were $4.4 million, or 98.8% of sales, compared with $1.3 million, or 59.2% of sales, for the same quarter in 1998.

Product development costs were $2.3 million, or 18.3% of sales, for the nine months ended September 30, 1999 compared to $1.1 million, or 18.8% of sales, for the same period 1998. Product development costs were $811,000, or 18.1% of sales, for the three months ended September 30, 1999 compared to $427,000 or

20.0% of sales, for the same period in 1998. Product development costs are projected to increase during the remainder of 1999 as we expand our product sets.

General and administrative expenses for the nine months ended September 30, 1999 were $3.8 million, or 29.9% of sales, compared to $2.0 million, or 34.6% of sales, for the same period in 1998. General and administrative expenses for the three months ended September 30, 1999 were $1.6 million, or 36.6% of sales, compared to $623,000, or 29.1% of sales, for the same quarter in 1998. General and administrative expenses increased as a percentage of sales due to the expansion and development of the corporate infrastructure that can support future growth.

Selling and marketing expenses were $4.0 million, or 31.4% of sales, for the nine months ended September 30, 1999, compared to $463,000, or 8.2% of sales, for the same period of 1998. Sales and marketing expenses were $2.0 million, or 44.0% of sales, for the three months ended September 30, 1999, compared to $216,000, or 10.1% of sales, for the same period of 1998. The increase in sales and marketing expenses is the result of our efforts to expand brand recognition and is projected to increase in 1999 as we expand our marketing for our Internet solutions division and services provided by DriveOff.com.

Other income was $217,000 for the nine months ended September 30, 1999, an increase of $322,000 from other expense of $105,000 for the same period of 1998. Other income was $105,000 for the three months ended September 30, 1999, an increase of $201,000 from other expenses of $96,000 for the same period of 1998. The increase was a result of decreased borrowings and increased interest income from larger cash balances in 1999.


LIQUIDITY AND CAPITAL RESOURCES

From our inception through September 30, 1999, we funded our operations primarily from the following sources:

_ equity investments through an initial public offering and subsequent private placements of our securities;
_    revenues generated from operations;
_    loans from principal shareholders and employees;
_    lines of credit; and
_    accounts receivable factoring arrangements made available by banks.

As of September 30, 1999, we had cash and cash equivalents of $9.0 million and net working capital of $34.1 million. This compares with cash and cash equivalents of $711,000 and net working capital of $286,000 as of December 31, 1998 and cash and cash equivalents of $369,000 and a working capital $678,000 as of December 31, 1997. In March 1999, we completed a warrant call that resulted in net cash to us of approximately $13.8 million. On September 30, 1999 we closed a private financing transaction with affiliates of Wells Fargo & Company that resulted in approximately $23.8 million of net proceeds.

Cash used in our operating activities totaled $5.4 million for the nine months ended September 30, 1999, $1.6 million for the same period of 1998. Cash used in our investing activities totaled $2.7 million for the nine months ended September 30, 1999, compared with $95,000 for same period of 1998. Cash used in our investing activities during those periods consisted primarily of expenditures for property and equipment.

Cash provided by our financing activities was $16.2 million during the nine months ended September 30, 1999. That amount was raised primarily through the issuance of our common stock as a result of warrants and options being exercised, which generated $17.2 million. Cash used in financing activities for the nine months ended September 30, 1999 consisted of advances from factoring arrangements of $257,000, less repayments of $460,000, and the repayment of notes/leases payable of $706,000. Cash provided by our financing activities was $2.1 million in the nine months ended September 30, 1998. The Company plans to fund its operations during 1999 from cash flows from continuing operations , funds generated from the recent investment from Wells Fargo and the Company's secondary offering.

Through September 30, 1999 the Company had a net operating loss of $11.8 million. The ability to utilize these net operating loss carry forwards to offset future taxable income will be limited, possibly significantly, by certain provisions of the Internal Revenue Code of 1986, and, in particular, Section 382 of the Code relating to certain ownership changes of corporations which have losses. The Company believes that it is more likely than not that a significant portion of the benefits of these net operating loss carry forwards (i.e., tax assets) will not be realized. Accordingly, a valuation allowance has been recorded against the entire deferred tax asset in the Company's financial statements.

We believe that our available cash resources, combined with the net proceeds of our secondary offering and the Wells Fargo transaction, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.


YEAR 2000 COMPLIANCE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, such computer applications could fail or create erroneous results by or at the Year 2000. We have completed all phases of our Year 2000 compliance, with the exception of the remediation and testing phases for certain of our non-information technology systems.

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

We have completed the identification and assessment, remediation and testing of most of our information technology systems, and those systems address or have been modified to address Year 2000 problems. We will continue to assess the information technology systems of businesses that we may acquire in the future. We are in the identification and assessment phase with respect to non-information technology systems of currently-owned businesses. We have received assurances from our vendors and suppliers that their products and businesses are Year 2000 compliant. However, we have no direct control over these third parties and cannot assure you that any third-party software and hardware systems will be timely converted. The failure of certain individual vendors or suppliers, or a combination of vendors or suppliers, to make their systems Year 2000 compliant could have a material adverse effect on our financial results.

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


OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the cost of such software. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Our adoption of SOP No. 98-1 in fiscal 1999 did not have a material impact on the financial statements.

In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities ("SOP No. 98-5"). In general, SOP No. 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and specifies that initial application of SOP No. 98-5 should be reported as the cumulative effect of a change in accounting principle. The provisions of SOP No. 98-5 are effective for fiscal years beginning after December 15, 1998. The adoption of SOP No. 98-5 in fiscal 1999 did not have a material impact on our financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). We are required to adopt SFAS No. 133, as amended by SFAS No. 137 in June 1999, in the year ending December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We do not believe adoption of SFAS No. 133 will have a material impact upon our financial statements.


Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and by policy are adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 1999, our investments consisted of short-term money market funds and commercial paper.

Our interest expense is sensitive to changes in the general level of U.S. interest rates. Our debt is fixed rate in nature and mitigates the impact of fluctuations in interest rates. The fair value of our debt approximates the carrying amount at September 30, 1999. We believe the potential effects of near-term changes in interest rates on our fixed rate debt is not material.


INFLATION

The Company does not believe that inflation will have a material impact on our future operations.

FORWARD LOOKING INFORMATION

Information contained in this report, other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions; year 2000 issues, and developments within the Internet and Intranet industries; competition; market acceptance of our products and services; length of sales cycle; variability of sales order flow; management of growth; and other risk factors identified from time to time in the Company's filings with the Securities and Exchange Commission. These filings are available on-line at http://www.sec.gov.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
We are currently not involved in any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits.
              None

         (b)  Form 8-K
              Current Report on Form 8-K reporting events dated July 29, 1999.




                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NAVIDEC, INC.



                                               By /S/RALPH ARMIJO
                                                  Ralph Armijo
                                                  President and CEO


Date:  November 15, 1999



                                               By  /S/ PAT MAWHINNEY
                                                  Pat Mawhinney
                                                  Chief Financial Officer


Date: November 15, 1999