Form 10-K
period 1999-12-31
NAVIDEC INC
filed 2000-04-14
CIK 1023734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 1999.

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from _______ to ________.

                          Commission File No.: 0-29098


                                  NAVIDEC, INC.
        (Exact name of small business issuer as specified in its charter)

COLORADO                                                     33-0502730
--------                                                     ----------
(State or other                                              (IRS Employer
jurisdiction of                                              Identification No.)
incorporation)

Fiddler's Green Center
6399 S. Fiddler's Green Circle, Suite 300
Greenwood Village, Colorado                                  80111
---------------------------                                  -----
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code: 303-222-1000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, Without Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant as of March 31, 2000 was approximately $145,847,000 based on the closing price of the registrant's common stock as reported by the NASDAQ National Market at that date. As of March 31, 2000, 11,051,000 shares of the registrant's common stock were outstanding.

PART I

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1999, the end of the registrant's last fiscal year. Information in this Form 10-K contains forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See " Forward-Looking Statements" in
Item 7 of this Form 10-K.

ITEM 1. BUSINESS

Navidec, Inc., a Colorado corporation, was incorporated in 1993. We are a provider and incubator of innovative e-solutions and services. Our combination of creative, technical and consulting expertise allows us to design, build and manage comprehensive e-solutions for a diverse range of customers, which range from Internet start-ups to Fortune 1000 companies. Our focused approach enables our customers to rapidly move their Internet operations from a basic web presence toward an integrated e-business. We leverage our expertise to provide our customers with proven solutions and, in some instances, to help them launch new Internet-based businesses.

We employ our NPact methodology in all of our projects. Through the NPact process, we help our customers identify how to optimize the use of the Internet to their competitive advantage. The NPact process also enables us to accurately determine the necessary costs and timelines for implementing an integrated Internet solution. Once the ultimate solution has been determined, NPact separates the assignment into multiple fixed-price 90 to 120-day projects, each providing incremental functionality. We incorporate our reusable software modules and packaged Internet applications to ensure that our solutions are rapidly deployable, highly reliable, scalable and cost effective.

By consulting, building and managing e-business solutions and services, we are in a position to leverage our expertise to incubate vertical market Internet businesses. Our subsidiary, DriveOff.com, Inc. was incubated out of our online automotive solutions division and our e-commerce business model expertise. DriveOff.com currently operates DriveOff.com, CarWizard.com and LeaseSource.com which offer automotive information, interactive decision tools and buying and leasing options to consumers. In late September 1999, DriveOff.com launched an innovative, consumer-friendly web site that allows consumers to research, finance and purchase or lease an automobile online without negotiating with a car salesperson. We believe the DriveOff.com web site provides an automobile purchasing solution that consumers and dealers will find to be superior to the products currently available.

Navidec's Strategy

We believe that the rapidly increasing demand for comprehensive e-solutions, combined with the inability of most internal information technology departments to develop, implement and manage their Internet environments, has created a significant opportunity for e-solutions providers. Specifically, we believe there is demand for e-solutions providers who have the expertise and experience to effectively operate in a dynamic market that is technically complex and has significant time-to-market constraints.

Our goal is to become the leading provider and incubator of innovative e-business solutions and services. To achieve our objective, we are pursuing the following strategies:

Expand Geographically: In order to broaden our customer base, we intend to expand our geographic presence by establishing additional sales and marketing offices in new regions and making selected, strategic acquisitions. Through December 31, 1999, Navidec had offices in Denver, San Francisco and Boston. As of March 1, 2000, we had opened additional offices in Washington D.C., Chicago, Atlanta, Austin, Salt Lake City and New York City.

Expand the Depth of Client Relationships: We have solid relationships with a large customer base. We plan to leverage our reputation, industry expertise and technical skills to expand the scope of our current customer relationships and, in the process, become our customers' primary e-solutions consultant. This will enable us to move our customers more rapidly through the e-business transformation process, which will produce higher margin services and generate projects with recurring revenue streams.

Continue to Develop Technical Capabilities: We have significant e-solutions capabilities, which we use to deliver comprehensive e-business solutions and services. We intend to continue to expand our technical capabilities and strategic partnerships to enable us to deliver time-critical and mission-critical solutions and to meet the changing needs of our customers. We will continue to develop software applications that can be reused in order to deliver solutions rapidly, reliably and cost-effectively.

Continue to Attract and Retain Experienced Professionals: Our success to date is due in large part to our ability to attract and retain experienced professionals. We will continue to recruit professionals from major consulting firms, creative design firms and information technology services firms, as well as from other e-solutions providers. We will continue to maintain a team-driven and results-oriented culture that is attractive to energetic, talented professionals and that fosters innovation and creativity.

Continue to Incubate New Businesses: We intend to continue to leverage our technical expertise with acquired knowledge of certain business sectors to grow and launch new business ventures. We believe successful e-businesses require capital, industry knowledge, personnel and technology. We intend to partner with companies with complementary expertise to cooperatively incubate and launch new businesses. We will carefully select these opportunities, which may be pursued through equity investments, acquisitions, or strategic alliances.

Increase Internet Consulting: Although it directly generates only a small percentage of our revenues, we believe that Internet consulting is an important service offering that is increasingly being demanded by customers. We believe that we can leverage our e-solutions consulting expertise into engagements to build and manage Internet and e-commerce solutions for customers.

Expand Our Presence as an Application Service Provider: An increasing number of our clients are realizing the need to outsource both Internet application development and actual management of the Internet application environments once the solutions have been deployed. Our expertise as an e-solutions provider positions us to leverage these opportunities. We plan to partner with key Internet service providers to offer additional hardware, service and support capabilities.

Navidec's Services

We provide integrated consulting, development, infrastructure and application environment management services to support our customers' time sensitive and mission-critical Internet business objectives.

Our consulting services provide expertise and experience regarding Internet business model development and implementation, infrastructure support, effective project definition and scheduling, site branding, image, design and functionality. In addition, our services address environment outsourcing, management strategies and cost benefit analysis. Our solutions typically include many of the following components:

o  graphic design;
o  integrated marketing;
o  integrating legacy systems;
o  messaging infrastructure;
o  private intranets; and
o  web distribution strategies.

Our development services provide expertise and experience in rapid design, build and deployment of Java-based, open system e-business solutions such as web sites, intranets and extranets. We also provide marketing and media services such as digital image capture, post-processing services for scanned images and graphic arts production. We build reusable software modules and products as well as integrate packaged e-solutions. We build and deploy complete projects and project modules typically in 90 to 120- day time frames to move our customers through their e-business evolution process. In addition to building comprehensive e-business solutions, we design, implement and integrate open system mail messaging infrastructure support and solutions. Finally, our development services provide design, integration and deployment of hardware systems to maximize the operation of our application solutions. The hardware component of the business enables us to provide a complete solution which ensures quality service, time effective implementation and accountability.

Our Internet environment application management services include providing application services for a number of our customers. Our environment management services include the following:

o  electronic messaging implementation;
o  database management;
o  hosting of web sites on our Internet servers;
o  network implementation;
o  product support;
o  technical support; and
o  web site maintenance and evolution.

We build and manage cost effective outsourcing solutions for our clients enabling them to focus their efforts on their core competencies. In addition, we offer training modules for clients seeking to build enterprise, Java-based, Internet development environments.

Strategic Business Partnerships and Technology

We are one of only 18 Authorized Java Development Centers in the United States. Combining our Java expertise with our application server, database and mail messaging expertise, we build reusable software modules and integrate packaged e-solutions. We also develop solutions using HTML, XML, Perl and other proven technologies. We apply these solutions to our own products, to our corporate customer base and to other e-businesses that have ideas and concepts requiring technological expertise.

We have developed and maintain industry partnerships with Internet companies such as Sun Microsystems, Inc., Netscape Communications Corporation, BEA Weblogic, Inc., Oracle Corporation, Vignette, Inc., Netegrity, Inc. And Object Design, Inc. Our focus on a limited set of partners enables us to keep high visibility with our critical vendors and provides us the opportunity to commit extensive training resources to maintain and grow product competency and expertise.

In addition to our e-business development capabilities, we have significant Internet infrastructure support expertise including light directory application protocol, digital certificates and messaging. Our certifications and qualifications include Sun Elite status, Sun Level 2000 Competency, Authorized Netscape Premier Partner, Authorized Netscape Professional Services Subcontractor, Authorized BEA Weblogic Service Partner, Authorized Oracle Alliance Partner and Professional Services Subcontractor, Object Design Developer and Reseller, as well as Macromedia experts.

Because of our strategic relationships, and the large number of additional third-party technologies that are available to us, we are not dependent upon any single technology to provide our services. We are in a position to choose from multiple suppliers to incorporate the most appropriate technologies and products for each NPact process. Because third-party providers typically license their software directly to our customers, we are not at risk of losing individual licenses that are necessary for our services.


Sales and Marketing

Our sales efforts target clients in market segments seeking to leverage the Internet's potential and move rapidly up the e-business transformation curve. Our direct sales force is primarily responsible for identifying prospects, engaging potential users of our solutions and services and maintaining and growing the client relationship. Over the next 12 months, as we increase our development capacity and expand our consulting and application service provider services, we expect to significantly grow our regionally focused, twenty two person sales force to a national presence.

The role of our marketing program is to create and sustain brand identification, preference and loyalty. Our marketing department has responsibility for communications, advertising, public relations and our web site content. As we expand our business model to a national presence, we will grow our corporate marketing organization to facilitate the expansion of our branding, preference and loyalty strategy.

Navidec's Incubation Process

In the course of providing e-solutions to our customers, our ability to utilize reusable software modules and leverage expertise within vertical markets continues to grow. In addition to providing accelerated time-to-market, proven solutions for our customers, we will opportunistically seek to incubate selected businesses, either through partnerships with our customers, acquisitions of businesses in particular sectors or the development of our own businesses. Our incubation process combines our technology and industry experience with the personnel and capital to create a successful new business venture, product or service.

DriveOff.com - Incubating Our First Vertical Market Business

     Inception. DriveOff.com is the culmination of our four years of experience developing Internet automotive solutions. In 1995, we were hired by the Burt Automotive Group, based in Denver, Colorado, to design a Web site for the group's automotive dealerships. The Burt site began generating 50 to 75 sales per month at a time when, we believed, the average dealer Web site was yielding five to ten sales per month. In light of our success with the Burt site, we created a regional, inventory-based product named USWheels.com. The "Wheels" solution offered dealers leads from regional Wheels Web sites that harvested and posted new and used dealer inventory every 24 hours. At the end of 1998, we acquired LeaseSource Online, Inc. and CarWizard, Inc. and obtained valuable auto buying and leasing content to supplement our inventory-based automotive solution. At the end of 1998, USWheels.com was harvesting customer leads and selling them to affiliated dealers but we realized that this model was not a viable long-term solution.

     Market Understanding: The Need for a Complete Solution. In the mid-1990s, the online lead-referral model emerged and attempted to drive highly qualified leads to dealers by capitalizing on consumer usage of the Internet for product and pricing information. Although usage of these sites has risen, we believe that the quality of the leads provided to dealers has greatly diminished due to increased competition, broader geographic Internet usage and the additional costs that consumers incur at the dealers. Consumers indicated dissatisfaction with these models because they simply cast the customer back into the traditional dealer sales process if, and when, the site's participating dealer follows up with a phone call or e-mail.

     In the last year, models that allow consumers to receive an online firm price for a vehicle have been developed. However, since the consumer must still go into one of the site's affiliated dealers to complete the sale and negotiate the financing or leasing terms of the transaction, these models leave the consumer open to the possibility of the dealer steering them into a different vehicle than the one that the consumer chose online, thereby subjecting the consumer to the entire process as if the Internet was not used.

     "Direct" models, where the consumer can purchase a vehicle online, have also been developed. These online automotive companies purchase the vehicle from a franchised dealer and, where allowed by state law, deliver it to the consumer. Many state laws severely restrict or prohibit these brokering models. The models, while cutting price negotiation out of the process, do not integrate financing into the process, so the consumer still has to obtain and negotiate financing for the vehicle and, in addition, loses the service relationship with the dealership. These models also seek to circumvent dealers from the sale transaction, cutting them off from the customer and consequently, from the financing and also the long-term, high margin, service relationship.

     Business Transformation. In June 1999, DriveOff.com was incorporated and we contributed our online automotive assets, including the assets of LeaseSource Online and CarWizard, to DriveOff in exchange for all of its issued and outstanding common stock. DriveOff currently is an Internet automobile retailing platform that enables consumers to purchase or lease a new automobile and complete all details of the transaction, including financing, online. DriveOff's platform supports and encourages the current dealer-customer relationship and delivers automobile dealers incremental, fully-documented sales instead of simply leads.

The DriveOff.com Experience

Upon entering the DriveOff Web site, or any of its affiliated Web sites, customers can follow five easy steps to acquire their new vehicle. Wherever possible, DriveOff has replaced traditionally manual processes with automated alternatives.

Step 1: Research Vehicles Using the Auto Library. The Auto Library provides users with professional-grade automobile research to make an informed purchase decision. Available information includes:

     o Pricing, technical, safety, warranty, incentive and optioning information of the caliber used by dealers, fleet administrators and leasing companies to price and option vehicles;

     o    Professional, independent driving reviews;

     o Industry-standard ALG leasing residual values and average money factors which enable consumers to conduct impartial comparisons of DriveOff.com lease deals;

     o Proprietary data and guidance to assist consumers in their lease vs. buy decision making process; and

     o Search functionality, which allows consumers to compare vehicles side-by-side and search for vehicles based on monthly budget constraints, vehicle characteristics and overall vehicle price.

Step 2: Price Vehicles with Real Quote. Real Quote allows users to configure their vehicle using a professional-grade pricing and optioning tool. By providing no more than a zip code, users instantly receive a definitive price and binding monthly payment quote, subject only to credit approval and availability of vehicle.

Real Quote allows users to customize and compare lease, loan and cash transactions on the same screen. They can alter multiple aspects of their financing package including term length, down payment and annual mileage for leases. They can even compare how their monthly payment will vary with different credit ratings.

Real Quote effectively filters shoppers who are not ready to buy, saving us the time and expense typically incurred by dealers who must cull through "price quote shoppers" they receive from lead-referral services. The Real Quote tool provides significant value because it unobtrusively and effectively draws highly qualified buyers into the purchase process, engendering consumer confidence all the while.

Following the quote is a complete deal disclosure that provides transactional details typically reserved until just before consummation. The site's disclosures not only build consumer trust, but they ensure our compliance with state and federal law.

Step 3: Request a Vehicle. After receiving a quote and reviewing a complete transaction disclosure page, users may submit a DriveOff Deal Request and reserve their deal by placing a deposit either electronically or via telephone. Consumers electing to place a deposit by telephone may schedule a convenient call back time right from the site.

Consumers requiring vehicle financing can complete an online credit application to qualify for the payment quoted online. DriveOff believes that its 20 to 40 second credit application processing times set the industry standard.

Step 4: Track and Modify the Deal Completely Online. Unique to the DriveOff platform, the Personal Auto Center actually provides users with the ability to monitor, modify and confirm the status of their vehicle transaction online, in real time. The password-protected Personal Auto Center tracks key elements of users' deals, including vehicle specification changes, credit approval and delivery status. Unlike other services, which employ manual processes during this part of the transaction, the Personal Auto Center empowers consumers while minimizing cost through the automation of this traditionally labor-intensive process. DriveOff uses advanced technology to make its business scalable and more efficient for its customers. For consumers who wish to speak to a representative, the Personal Auto Center serves as the base from which the user may initiate electronic or telephonic communication directly with DriveOff.com's customer service center.

Step 5: Drive Off with the Vehicle: The "Deal Kit." Once a credit application is accepted and users approve a VIN-specific vehicle, DriveOff delivers a deal kit via overnight mail. The deal kit contains all of the legal documents necessary to take delivery of the specific vehicle approved online and also a check or draft made payable to the dealer. Receiving the deal kit ahead of time allows consumers to review the entire transaction conveniently before taking delivery of the vehicle. Consumers purchasing or leasing vehicles from other Web sites or directly from a dealer are not typically able to review these critical deal documents until delivery. To complete the purchase, users simply bring the deal kit to the participating dealer, sign the documents and drive off. DriveOff believes that its customers typically spend between 20 and 40 minutes completing paperwork at the dealership.

Key Business Relationships

The IADMA. In May 1999, we facilitated the formation of the IADMA, 85% of which is owned by its member dealers and 15% of which is owned by us. The IADMA was formed to give automobile dealers the opportunity to compete in the burgeoning Internet automobile sales and marketing arena. DriveOff secured an exclusive ten-year marketing agreement with the IADMA that requires it to establish and operate a national automotive portal and refer all new vehicle sales and leases generated to members of the IADMA. The IADMA's member dealers, in turn, must provide inventory to satisfy the sales and leases that DriveOff generates. Beyond receiving closed sales from DriveOff.com, IADMA members also benefit from Internet-related advice and services, regulatory updates, conferences, newsletters and other services typical of an industry association.

     Westar Financial Services Corporation. At the outset of 1999, DriveOff entered into a five-year agreement with Westar that permits DriveOff to use Westar as a financial clearinghouse that provides credit origination and scoring, document preparation and other financial back-end services. As DriveOff's exclusive financing hub, Westar electronically reviews and makes credit decisions on every credit application submitted from the site in accordance with lender specifications. In addition, Westar originates all leases and loans and fulfills every deal kit destined for our customers. Westar is equipped to originate consumer leases and loans in 50 states for any bank, credit union or captive finance company with which DriveOff has a relationship. Westar has a commitment of nearly $400 million per year for DriveOff lease originations.

     First Union Capital Markets. In June 1999, First Union Capital Markets agreed to provide up to $1 billion per year in loan financing for our customers, at market leading rates. Although Westar originates all loans from DriveOff.com, First Union will finance all these loans.

Strategic Licensing Programs.

DriveOff plans to license its automobile retailing platform to organizations that have strong corporate branding and/or organizational loyalty. This strategy allows DriveOff to leverage its licensee's branding and customer loyalty to sell vehicles at a lower customer acquisition cost. The licensing opportunities will be provided to financial institutions, credit unions, large corporations, dealer groups and manufacturers. DriveOff will target financial institutions and credit unions and empower them with a privately branded automobile buying service that guarantees that they will finance all of the consumers approved from their site. DriveOff's automotive solution can also be marketed to organizations that currently use traditional lead services, such as buying services and membership clubs, as a privately labeled outsourced buying service that is more cost-effective and provides a better consumer experience. DriveOff also plans on marketing its solution as an automobile co-operative to employee groups and offer rebates or premiums to the employees or employers for participating or offering the service. The DriveOff solution will also enable large dealer groups or manufacturers to sell directly to consumers while abiding by franchise and brokering laws. The benefit of the licensing program is to proliferate the service, eliminate unnecessary marketing dollars, reduce the customer acquisition costs and produce incremental profitable transactions.

Government Regulations

DriveOff.com may be subject, both directly and indirectly, to various laws and regulations. Government authorities may decide that federal and/or state automobile brokerage laws, insurance licensing laws, motor vehicle dealership laws or related consumer protection or product liability laws apply to aspects of DriveOff.com's business as well as its relationship with IADMA. If any state imposes additional regulatory requirements on DriveOff.com or prohibits its activities as currently structured, Driveoff.com may be required to terminate or modify its marketing programs in that state in a manner which may undermine the program's attractiveness or availability to consumers or dealers in that state.

DriveOff.com may be required by certain state laws to obtain some licenses which may be an expensive and time-consuming process that could divert the efforts of management from day-to-day operations. Alternatively, if DriveOff.com determines that a given state's licensing or other requirements are overly burdensome, DriveOff.com may elect to terminate operations in that state. Additionally, if DriveOff.com determines that our activities cannot be structured in a manner that does not implicate a given state's brokering prohibitions, DriveOff.com may elect to terminate operations in that state. In each case, DriveOff.com's business and financial condition could be adversely affected.

Competition

E-solutions. The e-solutions business is in an increasingly competitive environment populated by a large number of regional firms and national operations providing similar services to Navidec. We believe our competition approaches the business of e-solutions from a variety of disciplines ranging from the technical expertise of the consulting divisions of the "Big Five" accounting firms to the image and creative expertise of major advertising agencies. Additionally, there are a variety of direct competitors including interactive agencies, such as Razorfish, Inc. and Agency.com, that use digital technologies to enhance communications and interactions between individuals and businesses and "e-builders," such as Scient Corporation, Sapient Systems, Inc., USWeb Corporation and iXL Enterprises, Inc., that provide Internet strategy consulting and Internet-based solutions to businesses. Other potential competitors to our business include browser software vendors, personal computer and Unix software vendors and Internet service providers. Additional competition results from numerous client/server companies, database companies, multimedia companies, document management companies, networking software companies, network management companies and educational software companies. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. Competitive factors in the e-solutions business include core technology, breadth of services offered, creative and artistic ability, marketing and distribution resources, customer service and support and price.

DriveOff.com. The market for vehicles and vehicle-related products and services is highly competitive, and DriveOff.com expects competition to increase significantly, particularly on the Internet. Competitors include AutoWeb.com, Cendant's AutoVantage, Autobytel.com, AutoNation, CarsDirect, CarOrder.com, Greenlight.com and Microsoft's CarPoint. In addition, all the major vehicle manufacturers own and operate web sites and many have recently launched or announced plans to launch online buying services, including General Motors' BuyPower. Sites for electronic classified ads, as well as vehicle-related products and services, are also proliferating. While DriveOff.com expects to benefit from its relationship with IADMA and its strategic partners, it could face substantial competition in the future from large dealer groups which may choose to compete in e-commerce. In addition to direct competitors, DriveOff.com competes indirectly with vehicle brokerage firms, discount warehouse clubs and automobile clubs. Also, several auction Internet sites have recently announced their intention to auction vehicles on the Internet. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. Competitive factors in the online automotive industry include core technology, breadth of services offered, creative and artistic ability, marketing and distribution resources, customer service and support and price.

Product Distribution

We serve both as a national manufacturer's representative for the products of certain international manufacturers and as a reseller of selected computer products in the Rocky Mountain region. We focus our distribution efforts towards selling specialized, higher margin products.

Distribution activities usually involve our receipt of orders for equipment from prospective purchasers and our delivery and/or installation of the equipment. We purchase the equipment directly from the manufacturer or vendor and resell it to the purchaser at a price which includes the cost and a profit margin. With the exception of graphics supplies and certain imported components, we do not generally maintain an inventory of products we distribute. We specialize in distributing electronic components, printers and printer supplies.

Because product distribution is not related to our core strategy, we do not intend to commit significant resources to this line of business.

Employees and Culture

As of December 31, 1999, we had a total of 182 employees, of which 137 were exclusively or primarily devoted to the e-solutions business, 43 were devoted exclusively or primarily to the DriveOff.com business and two were exclusively devoted to the product distribution business. None of our employees is represented by a labor union and we believe that our employee relations are excellent. We recognize that our employees are the key to our continued success. Our goal is to provide each employee with an environment for professional growth and development.

Recruiting. We dedicate significant resources to our recruiting efforts. A majority of our new employees come from referrals by current employees. We believe that our existing employees are an excellent recruiting resource and we reward employees that bring new people into the organization. We believe that the success of our employee referral program is a direct reflection of employee satisfaction. In addition to seeking qualified referrals, we actively recruit from many of the country's leading graduate and undergraduate programs and through professional search firms.

Training and Development. Our training and professional development programs advance the skills of employees and enable us to deliver high-quality services to our clients. Our goal is to ensure that each professional in our organization has the opportunity to develop the skills necessary to grow professionally and to serve our customers' needs.

Compensation. Our compensation program has been structured to attract and retain highly skilled professionals by offering competitive base salaries with performance based incentives. In addition, key employees may receive stock options upon commencement of employment and may receive additional options based upon performance.

ITEM 2. PROPERTIES

Our operations are principally located at Fiddler's Green Center, 6399 Fiddler's Green Circle, Greenwood Village, Colorado in a 70,000 square foot facility. Our lease for this facility expires in January, 2005 and has a current monthly lease rate of $101,000 per month.

We also have a lease at 14 Inverness Drive, Building F, Suite 116, Englewood, Colorado, in a 13,000 square foot facility, which includes approximately 1,500 square feet in warehouse space. The facility is under a lease with an unaffiliated party expiring in June 2001 and has a current monthly lease rate of $8,600 per month.

We also have short term (less than 6-month) leases for sales and technical support offices in various locations. These facilities are under leases with unaffiliated parties and have a combined current monthly lease rate of $2,800 per month. We believe that these offices would be easy to replace if needed.

ITEM 3. LEGAL PROCEEDINGS

On October 5, 1999, JDK & Associates, Inc., a California corporation, filed a complaint against the Company in the Superior Court of the State of California for Orange County. JDK & Associates claims that it is entitled to damages of at least $15,000,000 from the Company as a result of an alleged breach of a finder's fee agreement. The Company is vigorously defending this claim.

In the normal course of business, the Company is subject to, and may become a party to, other litigation. Management believes there are no other matters currently in litigation that could have a material impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.


PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock commenced trading on the Nasdaq SmallCap Market under the symbol "NVDC" on February 11, 1997. On October 22, 1999, our common stock commenced trading on Nasdaq National Market under the symbol "NVDC." The following table sets forth, for the periods indicated, the high and low quarterly sales price for a share of our common stock as reported on the Nasdaq SmallCap Market or Nasdaq National Market:

                                         Common Stock
                                    ------------------------
Quarter Ended                       High              Low
March 31, 1998                      $ 7.125           $3.000
June 30, 1998                       $ 6.813           $5.750
September 30, 1998                  $ 7.219           $2.438
December 31, 1998                   $ 6.000           $2.063

March 31, 1999                      $16.625           $5.375
June 30, 1999                       $14.813           $8.375
September 31, 1999                  $14.125           $8.313
December 31, 1999                   $14.000           $9.125

As of March 31, 2000, the Company had 129 common shareholders of record.

The Company has not declared any cash dividends on its common shares for the last two fiscal years. The Company currently intends to retain funds from earnings, if any, for future growth and therefore does not intend to pay any cash dividends in the foreseeable future on its Common Stock. The Company is not currently a party to any agreement restricting the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Navidec's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                Year Ended, December 31,
                               -------------------------------------------------------
                                  1995       1996         1997       1998        1999
                                  ----       ----         ----       ----        ----
                                        (In thousands, except per share amounts)
   Statement of operations data:
   Revenues ................   $  4,121    $  5,407    $  6,008    $  8,555    $ 18,966
   Loss from operations ....         (3)     (1,214)     (3,883)     (3,549)     (9,048)
   Net loss ................        (23)     (1,415)     (4,107)     (3,933)     (8,161)
   Net loss per share:
     Basic and diluted .....   $  (0.02)   $  (0.73)   $  (1.47)   $  (1.10)   $  (1.08)
   Weighted average shares--
     Basic and diluted .....      1,352       1,948       2,800       3,578       7,574


                                                   December 31,
                               -------------------------------------------------
                                 1995      1996        1997      1998      1999
                                 ----      ----        ----      ----      ----
                                                  (In thousands)
   Balance sheet data:

   Cash & cash equivalents .   $     0    $   231    $   369   $   711   $35,860
   Investment in debt
     securties .............         0          0          0         0     9,855
   Restricted cash .........         0         00        280         0
   Working capital (deficit)       (92)      (711)       678       293    46,264
   Total assets ............       920      2,258      3,099     5,265    65,028
   Long term debt including
     current portion........       490        410        310       989       779
   Convertible debt ........         0      1,438          0         0    19,876
   Total stockholder's
     equity (deficit) ......       (55)      (710)     1,550     1,799    39,095

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a provider and incubator of innovative e-businesses solutions and services. We provide e-business services to a wide range of customers, from start-up enterprises to Fortune 1000 businesses. Our services enable our customers to transform their Internet operations from a basic web presence into an integrated e-business.

We were organized in July 1993 as a value-added reseller of computer products under the name ACI Systems, Inc. In July 1996, we merged with Interactive Planet, Inc., a designer and developer of Internet web sites and subsequently changed our name to Navidec, Inc. In July 1997, we acquired TouchSource, Inc., a designer and developer of interactive kiosks. Through the acquisition, we significantly enhanced our business model by combining expertise in traditional marketing and distribution and Internet/Intranet technology. In December 1998, we acquired CarWizard.com and LeaseSource.com, two prominent online automotive sites, in order to expand our online automotive presence.

Currently, we derive revenue from three divisions: E-solutions, DriveOff.com and product distribution. The majority of our E-solutions revenue is generated from fixed-price, fixed-time contracts. We consider many factors in developing the fixed-price and fixed-time of a contract, including the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. Since most of our solutions are delivered within a 90 to 120-day time frame, revenue is recognized using percentage-of-completion accounting based on the ratio of direct costs incurred as compared to the estimated total direct costs needed to complete the engagement. We plan to expand our E-solutions services offerings to incorporate applications management and hosting services, which will generate recurring revenues.

DriveOff.com's revenue in 1999 was primarily derived from the sale of leads generated by our CarWizard.com, LeaseSource.com and USWheels.com web sites. During the second quarter of 1999, we contributed substantially all of the assets associated with our online automotive solutions division to a new subsidiary, DriveOff.com, Inc. Currently, we receive revenue from marketing and service fees from the IADMA and from financing and insurance preparation fees. Under the terms of our contract, all vehicle transactions generated by DriveOff.com will be delivered to IADMA member dealers in return for a monthly documentation fee. We are currently considering strategic alternatives for DriveOff.com, which may include an initial public offering, a spin-off, a joint venture or sale of all or a substantial portion of DriveOff.com to an unrelated third party or maintenance of our current ownership.

Our product distribution business generates revenue through the resale of third party software and hardware components, graphical printers and supplies. Since product distribution is not related to our core strategy, we expect that revenue from this business will become a smaller percentage of total revenue as our E-Solutions division and DirveOff.com continue to grow.

Our operating expenses consist of product development, general and administrative and sales and marketing. Product development includes salaries and out-of-pocket expenses incurred in developing new technologies for our own use and for future customer applications generally, as opposed to customer-specific development expenses. General and administrative consists primarily of salary and benefit expenses for our employees. It also includes lease expenses associated with our office facility and various equipment. Sales and marketing includes advertising costs, costs associated with participation in trade shows and related travel expenses.

RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                        YEARS ENDED DECEMBER 31,
                                        1997      1998      1999
                                        ----      ----      ----
   REVENUE:
        E-solutions ..............      39.3%     63.6%     72.5%
        DriveOff.com .............       3.7%     11.0%     17.3%
        Product distribution .....      57.0%     25.4%     10.2%
                                       -----     -----     -----
          Total revenue ..........     100.0%    100.0%    100.0%
        Cost of revenue ..........      70.2%     68.6%     56.7%
          Gross margin ...........      29.8%     31.4%     43.3%

        OPERATING EXPENSES:
        Product development ......      27.7%     21.4%     15.1%
        General and administrative      41.1%     40.7%     33.0%
        Sales and marketing ......       3.9%     10.8%     43.0%
        Impairment of Goodwill ...      21.7%      0.0%      0.0%
                                       -----     -----     -----

          Total operating expenses      94.4%     72.9%     91.1%
        Loss from operations .....     (64.6%)   (41.5%)   (47.8%)


YEARS ENDED DECEMBER 31, 1999 AND 1998

Revenue for 1999 increased 121.7% over 1998 revenues, from $8.6 million to $19.0 million. The increase was primarily a result of increased sales by E-solutions and DriveOff.com. E-solutions revenue increased 152.5% over 1998 revenue, from $5.4 million to $13.7 million. DriveOff.com's revenue increased 249.0% over 1998 revenue, from $939,000 to $3.3 million. The increase in those two areas was primarily due to increased customer demand and marketing activities.

Product distribution revenue decreased $229,000 or 10.5%, from $2.2 million in 1998 to $1.9 million in 1999. The decrease in revenues was due to our decision to discontinue distribution of certain less profitable products.

Gross profit increased $5.5 million, or 206.2%, from $2.7 million in 1998 to $8.2 million in 1999. As a percentage of revenue, gross profit increased from 31.4% to 43.3%. The increase in our gross margin was a result of increased revenue in E-solutions and DriveOff.com. DriveOff.com had a gross margin of 79.7% in 1999, while our E-solutions division had a gross margin of 37.1% and our products distribution division had gross margin of 26.2% for the same period.

Product development costs increased $1.1 million, or 55.8%, from $1.8 million in 1998 to $2.9 million in 1999. As a percentage of revenue, product development costs decreased from 21.4% to 15.1% in 1999. This was the result of increased work being done on the Company's e-commerce framework and DriveOff.com

General and administrative expenses increased $2.8 million, or 80.0%, from $3.5 million in 1998 to $6.3 million in 1999. As a percentage of revenue, general and administrative expenses decreased from 40.7% in 1998 to 33.0% in 1999. The increase in expenses was primarily due to increased personnel expenses and increased overhead expenses related to the increased personnel 1999.

Sales and marketing expenses increased $7.2 million from $921,000, in 1998 to $8.1 million. As a percentage of revenue, sales and marketing expenses increased from 10.8% to 43.0% of revenue in 1998 and 1999 respectively. This increase was primarily due to increased marketing activities related to expansion of e-solutions and marketing for DriveOff.com.

Other income (expense) for 1999 increased by $1.3 million over 1998 expense of $384,000 to income of $887,000. The increase was a result of a recognized gain on our investment in the Theory Center (an incubated project) that was sold to BEA Systems, Inc. resulting in a gain of $652,000, interest income of $919,000 from investments of our cash and marketable debt securities offset by interest expense of $685,000 related primarily to borrowings and the Wells Fargo transaction.

Through December 31, 1999, we had net operating loss carryforwards of $18.5 million. Our ability to utilize these net operating loss carryforwards to offset future taxable income will be significantly limited by certain provisions of the Internal Revenue Code of 1986, and, in particular, Section 382 of the Code relating to certain ownership changes of corporations which have losses. We believe that it is more likely than not that the benefits of these net operating loss carryforwards will not be realized. Accordingly, a valuation allowance has been recorded against the entire deferred tax asset as of December 31, 1999 in our financial statements for the period then ended.

YEARS ENDED DECEMBER 31, 1998 AND 1997

Revenue for 1998 increased 42.4% over 1997 revenues, from $6.0 million to $8.6 million. The increase was primarily a result of increased sales by our E-solutions and DriveOff.com. E-Solutions revenue increased 130.7% over 1997 revenue, from $2.4 million to $5.4 million. DriveOff.com's revenue increased 321.1% over 1997 revenue, from $223,000 to $939,000. The increase in those two areas was primarily due to increased customer demand and marketing activities. Our online Automotive presence increased from one site at the end of 1997 to 14 sites at the end of 1998. This increase resulted in automotive purchase requests increasing from 351 during 1997 to more than 18,000 during 1998.

Product distribution revenue decreased $1.3 million or 36.6%, from $3.4 million in 1997 to $2.2 million in 1998. The decrease in revenues was due to our decision to discontinue distribution of certain less profitable products.

Gross profit increased $896,000, or 50.1%, from $1.8 million in 1997 to $2.7 million in 1998. As a percentage of revenue, gross profit increased from 29.8% to 31.4%. The increase in our gross margin was a result of increased revenue in online automotive solutions. Online automotive solutions had a gross margin of 74.1% in 1998, while our E-Solutions division had a gross margin of 26.3% and our products distribution division had gross margin of 25.5% for the same period.

Product development costs increased $172,000, or 10.3%, from $1.7 million in 1997 to $1.8 million in 1998. As a percentage of revenue, product development costs decreased from 27.7% to 21.4% in 1998.

General and administrative expenses increased $1.0 million, or 41.0%, from $2.5 million in 1997 to $3.5 million in 1998. As a percentage of revenue, general and administrative expenses decreased slightly from 41.1% in 1997 to 40.7% in 1998. The increase in expenses was primarily due to increased personnel expenses and increased legal expenses related to merger negotiations which were discontinued in 1998.

Sales and marketing expenses increased $684,000 from $237,000, or 3.9% of revenue, in 1997 to $921,000, or 10.8% of revenue in 1998. This increase was primarily due to increased marketing activities. The increase was a result of growing our automotive presence.

During 1997 we recorded a one-time $1.3 million expense for the impairment of goodwill. The goodwill was the result of our merger with Interactive Planet, Inc. in 1996 and the acquisition of TouchSource, Inc. in 1997.

Interest expense for 1998 increased 75.4% over 1997 net interest expense, from $236,000 to $414,000. The increase was a result of increased borrowings to fund our growth.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through December 31, 1999, we funded our operations primarily from the following sources:

o equity proceeds through public offerings and private placements of our securities;

o    revenue generated from operations;

o    loans from principal shareholders and employees;

o    loans and lines of credit; and

o    accounts receivable factoring arrangements made available by banks.

As of December 31, 1999, we had cash and cash equivalents of $35.9 million, short investments in debt securities of $9.9 million and working capital of $46.3 million. This compares with cash and cash equivalents of $711,000, short term marketable securities of $0 and working capital of $293,000 as of December 31, 1998. In March 1999, we completed a warrant call that generated net proceeds of approximately $13.8 million, in addition we received $2.8 million from additional warrant exercises. In September 1999, we completed a private placement with Wells Fargo that generated net proceeds of approximately $23.8 million. In October 1999, we completed a public offering that generated net proceeds of approximately $21.7 million.

Cash used in our operating activities totaled $9.0 million for the year ended December 31, 1999 versus $3.1 million for the year ended December 31, 1998. Cash used in our investing activities totaled $18.8 million for the year ended December 31, 1999 versus $470,000 for the year ended December 31, 1998. Cash used in our investing activities during those periods consisted primarily of expenditures for property and equipment and investments in incubated companies, the purchase of marketable securities, investments in the IADMA and the capitalization of software costs.

Cash provided by our financing activities was $62.9 million during the year ended December 31, 1999. That amount was raised primarily through the issuance of our common stock through a public offering, the issuance of convertible debt to Wells Fargo and the exercise of warrants and options. In connection with the Wells Fargo investment, we issued a $6.2 million promissory note from us and a $15.0 million promissory note from DriveOff.com, which is guaranteed by us to Wells Fargo. Cash provided by our financing activities was $3.9 million for the year ended December 31, 1998, which primarily consisted of issuance of the Company's common stock and warrants.

We believe that our available cash resources will be sufficient to meet our anticipated working capital, capital expenditure, capital investments and debt service requirements for at least the next 12 months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. Failure to raise necessary capital could restrict our growth, limit our development of new products and services or hinder our ability to compete.

FORWARD LOOKING STATEMENTS

Forward-looking statements in this Form 10-K, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: our limited operating history; our incubation strategy; unknown liabilities associated with future acquisitions; availability of qualified personnel; ability to manage growth; changes in technology; future government regulations; ability to obtain additional financing; and other factors described in this Form 10-K or in other of our filings with the Securities and Exchange Commission. We are under no obligation, to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.


ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and change in the market values of its investments.


INTEREST RATE RISK The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in high quality short-term corporate and municipal debt instruments and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. The Company has borrowings of $21.2 million of 3% fixed rate convertible debt.

INVESTMENT RISK The Company has investments in equity instruments in information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method since ownership is less than 20% and the Company does not assert significant influence. For the non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. The Company also invests in primarily publicly-held, information technology companies for business and strategic purposes. Such investments, are subject to significant fluctuations in fair market value due to the volatility of the stock market.

Year 2000 Program

We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. We do not expect any significant impact to our ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized.

Item 8.           FINANCIAL STATEMENTS.





                                  NAVIDEC, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                           Page
                                                                           ----


Report of Independent Public Accountants                                    F-2

Independent Auditor's Report                                                F-3

Consolidated Balance Sheets as of December 31, 1998 and 1999                F-4

Consolidated Statements of Operations for the Years Ended
         December 31, 1997, 1998 and 1999                                   F-6

Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 1997, 1998 and 1999                             F-7

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1997, 1998 and 1999                                   F-8

Notes to Consolidated Financial Statements                                  F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Navidec, Inc.:

We have audited the accompanying consolidated balance sheets of NAVIDEC, INC. (a Colorado corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navidec, Inc. and subsidiaries as of December 31, 1998, and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                             ARTHUR ANDERSEN LLP



Denver, Colorado,
March 31, 2000.

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
NAVIDEC, Inc.
Englewood, Colorado

We have audited the balance sheet of Navidec, Inc. as of December 31, 1997 and the accompanying related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
March 5, 1998.


                                                   NAVIDEC, INC.
                                                   -------------


                                            CONSOLIDATED BALANCE SHEETS
                                            ---------------------------
                                                  (In thousands)



                                                                               December 31,
                                                                       --------------------------
                                         ASSETS                         1998               1999
                                         ------                        -------            -------


CURRENT ASSETS:
    Cash and cash equivalents                                          $   711             $35,860
    Investment in debt securities                                         --                 9,855
    Accounts receivable, net                                             2,167               4,371
    Costs and estimated earnings in excess of billings                     107                 148
    Inventory                                                              341                 846
    Restricted cash                                                        280                --
    Prepaid expenses and other                                              59                 885
                                                                       -------             -------
               Total current assets                                      3,665              51,965

PROPERTY, EQUIPMENT AND SOFTWARE, net                                      981               7,398

GOODWILL AND INTANGIBLE ASSETS, net of accumulated
    amortization of $100 and $244, respectively                            619               1,175

DEFERRED FINANCING COSTS, net of accumulated amortization of $0
    and $45, respectively                                                 --                   901

INVESTMENTS                                                               --                 3,199

INVESTMENT IN IADMA                                                       --                   390
                                                                       -------             -------
               Total assets                                            $ 5,265             $65,028
                                                                       =======             =======




                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.




                                                   NAVIDEC, INC.
                                                   -------------


                                            CONSOLIDATED BALANCE SHEETS
                                            ---------------------------
                                                  (In thousands)


                                                                                        December 31,
                                                                               ----------------------------
                          LIABILITIES AND STOCKHOLDERS' EQUITY                    1998               1999
                          ------------------------------------                 --------            --------

CURRENT LIABILITIES:
    Accounts payable                                                           $  2,054            $  3,437
    Bank overdrafts                                                                --                   149
    Accrued liabilities                                                             423               1,692
    Notes payable                                                                   821                --
    Current portion of capital lease obligations                                     74                 423
                                                                               --------            --------
               Total current liabilities                                          3,372               5,701

CAPITAL LEASE OBLIGATIONS, net of current portion                                    94                 356

CONVERTIBLE DEBT OBLIGATIONS                                                       --                19,876

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
    Common stock, no par value, 20,000 shares authorized,
        4,709 and 10,855 shares issued and outstanding, respectively              8,059              54,910
    Warrants for common stock                                                     2,891               1,207
    Other comprehensive income                                                     --                   290
    Accumulated deficit                                                          (9,151)            (17,312)
                                                                               --------            --------
               Total stockholders' equity                                         1,799              39,095
                                                                               --------            --------
               Total liabilities and stockholders' equity                      $  5,265            $ 65,028
                                                                               ========            ========




                          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                                                   NAVIDEC, INC.
                                                   -------------


                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       -------------------------------------
                                     (In thousands, except per share amounts)
                                     ----------------------------------------


                                                                       Year Ended
                                                                       December 31,

                                                  1997                     1998                   1999
                                               -----------             -----------             -----------

REVENUE                                        $     6,008             $     8,555             $    18,966

COST OF REVENUE                                      4,219                   5,870                  10,745
                                               -----------             -----------             -----------
GROSS PROFIT                                         1,789                   2,685                   8,221

OPERATING EXPENSES:
    Product development                              1,662                   1,834                   2,858
    General and administrative                       2,468                   3,479                   6,262
    Sales and marketing                                237                     921                   8,149
    Impairment of goodwill                           1,305                    --                      --
                                               -----------             -----------             -----------
                                                     5,672                   6,234                  17,269
                                               -----------             -----------             -----------
               Loss from operations                 (3,883)                 (3,549)                 (9,048)

OTHER (EXPENSE) INCOME:
    Interest income                                     13                      19                     919
    Interest expense                                  (236)                   (414)                   (685)
    Realized gain on investment                       --                      --                       652
    Other (expense) income                              (1)                     11                       1
                                               -----------             -----------             -----------
                                                      (224)                   (384)                    887
                                               -----------             -----------             -----------
NET LOSS                                       $    (4,107)            $    (3,933)            $    (8,161)
                                               ===========             ===========             ===========

BASIC AND DILUTED NET LOSS PER SHARE           $     (1.47)            $     (1.10)            $     (1.08)
                                               ===========             ===========             ===========

WEIGHTED AVERAGE SHARES OUTSTANDING,
    basic and diluted                                2,800                   3,578                   7,574
                                               ===========             ===========             ===========


                                The accompanying notes to consolidated
                     financial statements are an integral part of these statements.



                                                           NAVIDEC, INC.
                                                           ------------

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          -----------------------------------------------
                                                           (In thousands)
                                                           --------------

                                                                  Warrants
                                              Common Stock           for         Other                                 Total
                                           -------------------     Common    Comprehensive Accumulated  Comprehensive Stockholders'
                                            Shares     Amount      Stock         Income     Deficit        Loss        Equity
                                           -------    --------    ---------    ---------   ----------    -------     -------------
Balances, December 31, 1996                 1,701     $    401    $   --       $   --      $ (1,111)                 $   (710)

  Conversion of unsecured
     promissory notes
     to common stock                          349        1,133         305         --          --                       1,438
Issuance of common stock and
     warrants in a public
     offering, net of offering
     expenses of $1,094                       755        2,473         963         --          --                       3,436
Issuance of common stock
     for the acquisition of
     TouchSource                              207          776        --           --          --                         776
Issuance of common stock and
     warrants in a private
     placement, net of offering
    expenses of $132                          189          574         143         --          --                         717
Net loss                                     --           --          --           --        (4,107)                   (4,107)
Comprehensive income (loss)                                                                               (4,107)
                                                                                                         ========
                                         --------     --------    --------    --------     --------                   --------
Balances, December 31, 1997                 3,201        5,357       1,411         --        (5,218)                    1,550

Issuance of common stock and
    warrants in a private
    placement, net of offering
    expenses of $350                          406          131       1,345         --          --                       1,476
Issuance of warrants in connection
     with borrowings                         --           --           300         --          --                         300
Issuance of common stock in a
     private placement, net of
     offering expenses of $70                 700        1,330        --           --          --                       1,330
Issuance of common stock for
     acquisition of CarWizard
     and LeaseSource                          250          500        --           --          --                         500
Exercise of employee stock options             69          284        --           --          --                         284
Exercise of warrants                           83          457        (165)        --          --                         292
Net loss                                     --           --          --           --        (3,933)                   (3,933)
Comprehensive income (loss)                                                                               (3,933)
                                                                                                         ========
                                         --------     --------    --------    --------     --------                   --------
Balances, December 31, 1998                 4,709        8,059       2,891         --        (9,151)                     1,799

Issuance of common stock and
     warrants, net of issuance
     costs of $406                            380        3,394         780         --          --                        4,174
Issuance of common stock in a
     public offering, net of
     offering costs of $2,555               2,625       21,726        --           --          --                       21,726
Beneficial conversion featur
     on convertible debt                     --            285                                                             285
Issuance of warrants                         --           --         1,356         --          --                        1,356
Unrealized gain on investments,
     net of taxes of $0                      --           --          --            290        --            290           290
Exercise of warrants                        2,820       20,251      (3,820)        --          --                       16,431
Exercise of employee stock options            321        1,195        --           --          --                        1,195
Net loss                                     --           --          --           --        (8,161)      (8,161)       (8,161)
                                                                                                        --------
Comprehensive income (loss)

                                         --------     --------    --------     --------    --------     --------      --------
Balances, December 31, 1999                10,855     $ 54,910    $  1,207     $    290    $(17,312)      (7,871)     $ 39,095
                                         ========     ========    ========     ========    ========     ========      ========

                          The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                   NAVIDEC, INC.
                                                   -------------

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -------------------------------------
                                                  (In thousands)
                                                  --------------

                                                                                             Year Ended
                                                                                            December 31,
                                                                               1997            1998           1999
                                                                            ---------       --------        --------
Cash flows from operating activities:

    Net loss                                                                $ (4,107)       $ (3,933)       $ (8,161)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                             865             522           1,094
       Discount on note payable                                                 --               300             --
       Provision for bad debt expense                                             41              75             182
       Charge for beneficial conversion feature                                 --              --               285
       Stock received for services rendered                                     --              --              (206)
       Realized gain on investment                                              --              --              (652)
       Earnings on marketable debt securities                                   --              --               (73)
       Amortization of convertible debt discount
        and deferred financing costs                                            --              --               111
       Impairment of goodwill                                                  1,305            --              --
    Changes in operating assets and liabilities:
       Accounts receivable                                                      (627)         (1,377)         (2,386)
       Costs and estimated earnings in excess of billings                       (106)             (1)            (41)
       Inventory                                                                (315)            208            (505)
       Restricted cash                                                          (300)             20             280
       Prepaid expenses and other assets                                         (52)             27            (826)
       Accounts payable                                                          (92)            857           1,586
       Bank overdrafts                                                          --              --               149
       Accrued liabilities                                                      (271)            252             129
                                                                            --------        --------        --------
             Net cash used in operating activities                            (3,659)         (3,050)         (9,034)
                                                                            --------        --------        --------
Cash flows from investing activities:
    Purchase of property, equipment and software                                (475)           (224)         (3,548)
    Capitalized software development costs                                      --              (314)         (2,979)
    Cash assumed in acquisitions                                                   7              68            --
    Acquisition costs incurred                                                   (32)           --              --
    Investment in IADMA                                                         --              --              (390)
    Purchase of marketable debt securities                                      --              --            (9,782)
    Purchase of equity investments                                              --              --            (2,051)
                                                                            --------        --------        --------
             Net cash used in investing activities                              (500)           (470)        (18,750)
                                                                            --------        --------        --------
Cash flows from financing activities:
    Payments on notes payable and capital lease obligations                     (369)           (478)         (1,050)
    Proceeds from notes payable                                                  333             885            --
    Proceeds from issuance of common stock and warrants                        5,379           3,226          28,081
    Proceeds from issuance of convertible debt                                  --              --            21,200
    Proceeds from exercise of stock options                                     --               284           1,195
    Proceeds from exercise of warrants                                          --               292          16,619
    Payment for offering and deferred financing costs                         (1,236)           (420)         (2,909)
    Proceeds from related party note receivable                                 --                60            --
    Proceeds from factoring of accounts receivable                               634           3,515             257
    Payments to factor                                                          (444)         (3,502)           (460)
                                                                            --------        --------        --------
              Net cash provided by financing activities                        4,297           3,862          62,933
                                                                            --------        --------        --------
    Net increase in cash and cash equivalents                                    138             342          35,149

      Cash and cash equivalents, beginning of year                               231             369             711
                                                                            --------        --------        --------

      Cash and cash equivalents, end of year                                $    369        $    711        $ 35,860
                                                                            ========        ========        ========

                            The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                          F-8

                                  NAVIDEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BUSINESS


Navidec, Inc., a Colorado corporation, (the "Company") was incorporated in 1993. The Company's experienced team develops open system, component-based solutions to enable customers to address their e-business initiatives. Out of this competency, the Company has launched its first vertical market that provides on-line solutions for the automotive industry through its wholly-owned subsidiary DriveOff.com, Inc. ("DriveOff"). DriveOff was formed in June 1999 and provides an Internet automobile retailing platform that allows consumers to purchase or lease a new automobile and complete all details of the transaction, including financing, online. This platform is supported by the Internet Auto Dealers Marketing Association ("IADMA"), which is a committed dealer base of over 2,000 franchises. The Company owns a 15% interest in IADMA. The Company also serves as a distributor of various high-technology and other products through traditional and electronic channels.

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

To date, substantially all of the Company's revenue has been derived from services related to E-solutions, automotive solutions and the resale of computer equipment, high technology peripherals and electronic components manufactured by independent vendors. The Company's strategy is to increase revenue generated by its two core competencies: 1) E-solutions, which are focused in e-commerce consulting and solutions design, building of solutions and the management of e-solutions and 2) automotive solutions. There can be no guarantee that the Company will be successful in marketing its current products or other new or enhanced products. In addition, the market for the Company's services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The changes require the Company to continually improve the performance, features, and reliability of its products, particularly in response to competition. There can be no assurance that the Company will be successful in responding to these changes.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Minority investments in entities over which the Company exercises significant influence through its board representation or ownership of equity securities are accounted for using the equity method.

    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers cash and cash equivalents to include highly liquid investments with original maturities of 90 days or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

    Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and cash equivalents, marketable debt securities and accounts receivable. The Company maintains its cash and investment balances in the form of bank demand deposits, money market accounts, commercial paper and short term notes with financial institutions that management believes are creditworthy. Accounts receivable are typically unsecured and are derived from transactions with and from customers primarily located in the United States.

The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral, except for billings in advance of work performed, and maintains reserves for potential credit losses. Accounts receivable are shown net of allowance for doubtful accounts of $125,000 and $307,000 at December 31, 1998 and 1999, respectively.

    Investment in Debt Securities

The Company has investments in debt securities, consisting of short term notes and commercial paper, which have original maturities of 90 days or more. The investments are recorded at their amortized cost, which approximates fair value due to their short term nature. Debt securities are held to maturity, with maturities ranging from one to five months from December 31, 1999. Included in cash and cash equivalents are investments in debt securities of $ 0 and $35,665,000 at December 31, 1998 and 1999, respectively.

    Investments

Investments in publicly traded equity securities over which the Company does not exercise significant influence are recorded at market value. Investments in non-publicly traded equity securities or non-marketable equity securities are stated at the lower of cost or estimated realizable value. Investments in equity securities included the following for the year ended December 31, 1999:

                                            Unrealized     Carrying
                                  Cost         Gain          Value

Marketable securities          $  702,000   $ 290,000      $  992,000

Non-marketable securities       2,207,000      -            2,207,000
                               ----------   ---------      ----------
                               $2,257,000   $ 290,000      $3,199,000
                               ==========   =========      ==========


The Company received common stock with a fair value of $702,000 in exchange for common shares with a carrying value of $50,000 during 1999.

During 1999, the Company received equity securities valued at $206,000 for services it provided to a customer.

    Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of products held for resale and use in on-line solutions.

    Property,  Equipment and Software

Equipment is stated at cost and depreciation is provided using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the improvement or the minimum term of the lease. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

Internal use software is amortized on a straight-line basis over its expected economic life.

    Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value.

Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.

    Goodwill and Intangible Assets

Goodwill and intangible assets are amortized on a straight line basis over their estimated useful lives of five years. Amortization expense was $608,000, $100,000 and $144,000 for 1997, 1998 and 1999, respectively.

    Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and payables approximated their fair value because of their short-term nature. Investments in debt securities are recorded at their amortized cost which approximates fair value because of their short-term maturity. Investments in marketable equity securities are recorded at fair value based upon quoted market prices. Investments in non-marketable equity securities are based upon recent sales of similar securities by the investee and approximate their carrying value. The greater of the marketable value of the shares to be received upon the conversion of debt or the discounted cash flows of the remaining principal and interest payments, based on the current interest rates available to the Company, were used to determine the fair value of the Company's borrowings.

    Revenue Recognition

             Contract revenues

Revenues from fixed price long-term contracts and time and materials contracts are recognized on the percentage of completion method for individual contracts. Revenues for fixed price contracts are recognized once progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. Contract costs include all labor costs and those direct costs related to contract performance. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and revenues in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, the Company uses the completed contract method of accounting whereby revenue is recognized when the work is completed.

             Product sales

Revenues from hardware sales are recognized upon shipment, or when title passes to the customer. Estimates of returns and allowances are recorded in the period of the sale based on the Company's historical experience and the terms of individual transactions.

             Other revenues

Revenues from hosting, maintenance and support agreements are recognized on a straight-line basis over the life of the related agreement.

The Company frequently receives a percentage royalty derived from the gross revenue generated on its clients' Web sites from advertising and merchandise sales. These royalties are recorded when the amounts become fixed and determinable.

    Product Development

Costs incurred in the development of new products and enhancements to existing products and services are charged to expense as incurred.

    Advertising Costs

Advertising costs are expensed when the advertisement is released and are included in sales and marketing expenses in the accompanying statements of operations. Advertising expense totaled $156,000, $256,000 and $1,643,000 in 1997, 1998 and 1999, respectively. Included in prepaid expenses at December 31, 1999, are prepaid advertising costs of $687,000 for advertising to be aired or printed in fiscal 2000.

    Income Taxes

The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been reduced by a valuation allowance to the extent it was deemed more likely than not, that some or all of the deferred tax assets would not be realized.

    Stock-Based Compensation

The Company accounts for its employee stock-based compensation arrangements using the intrinsic value method under which compensation expense related to employee stock grants is recorded if the fair value of the underlying stock exceeds the exercise price on the measurement date.

    Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive. As a result of the Company's net losses, all potentially dilutive securities, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share.


                            Navidec at December 31,   DriveOff at December 31,
                            -----------------------   ------------------------
                               1998          1999        1998        1999
                            ---------     ---------     ------   ---------

Navidec stock options       1,468,000     1,550,000        -          --
DriveOff stock options           --            --          -     2,301,000
Convertible debt                 --         701,000        -     3,200,000
Warrants                    2,937,000       298,000        -       160,000
                            ---------     ---------     -----    ---------
Total                       4,405,000     2,549,000        -     5,661,000
                            =========     =========     =====    =========

    Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources.

    Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

Effective January 1, 1999, the Company adopted the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 establishes standards for the capitalization of costs related to internal use software. Costs incurred during the development stage are capitalized, while the costs incurred during the preliminary project and post-implementation stages are expensed. The adoption of SOP 98-1 did not have a significant effect on the Company's results of operations or financial position. The Company has capitalized $314,000 and $2,979,000 in 1998 and 1999, respectively, related to internal use software for DriveOff.

    Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities" Deferral of the Effective Date of FASB Statement No. 133 "An amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS 133 will not have a significant affect on the Company's financial condition or results of operations.

In December 1999, the Securities and Exchange Commission Staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the second fiscal quarter of 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, adoption of this SAB will have on its financial position or results of operations.

    Reclassifications

Certain reclassifications to prior year financial statements have been made to conform to the current year's presentation.


(3)  ACQUISITIONS

    1998 Acquisitions

Effective December 28, 1998, the Company acquired 100% of the stock of both CarWizard and LeaseSource. The combined purchase consideration was $539,000 and consisted of $500,000 of the Company's common stock and the assumption of $39,000 of net liabilities. The acquisition was accounted for under the purchase method of accounting, and accordingly, the operating results of CarWizard and LeaseSource have been included in the accompanying consolidated financial statements from the effective date of the acquisitions. The purchase agreement includes an earn-out provision for up to an additional $1,000,000 of purchase price, which is based on the success of Web site leads provided in 1999 and 2000. At December 31, 1999, the Company accrued $700,000 related to the earn-out.

    1997 Acquisition

     Effective July 31, 1997, the Company acquired 100% of the stock of TouchSource. The purchase consideration was $859,000 and consisted of $776,000 of the Company's common stock and the assumption of $83,000 of net liabilities. The acquisition was accounted for under the purchase method of accounting, and accordingly, the operating results of TouchSource have been included in the accompanying consolidated financial statements from the effective date of the acquisition. Subsequent to the acquisition, technologies developed more rapidly than expected, which reduced the expected future cash flows associated with the TouchSource technology. Furthermore, the Company has integrated the TouchSource technology with its other products and markets it primarily to the automotive industry, which was not a market focus of TouchSource. As such, the Company assessed the recoverability of the unamortized goodwill related to this acquisition and a previous acquisition and recorded an impairment charge of $1,305,000 in fiscal 1997.

The following pro forma results of operations assumes the 1998 acquisitions were completed on January 1, 1998:

                                              Actual 1998      Pro Forma 1998
                                              -----------      --------------

Revenue                                      $  8,555,000      $   9,162,000
Net loss                                     $ (3,933,000)     $  (4,142,000)
Basic and diluted loss per share                   $(1.10)            $(1.08)
Basic and diluted weighted-average common
     shares outstanding                         3,578,000          3,828,000



(4)  PROPERTY,  EQUIPMENT AND SOFTWARE

    Property, equipment and software consists of the following:

                                                                                       December 31,
                                                      Useful Lives               1998               1999
                                                                             -------------     --------------

Computers and equipment                                 3 to 4 years            $1,137,000        $ 4,025,000
Software purchased and developed for DriveOff             3 years                  314,000          3,293,000
Furniture and office equipment                          4 to 5 years               204,000            757,000
Leasehold improvements                                   Lease term                 43,000            831,000
                                                                                 1,698,000          8,906,000
Less accumulated depreciation                                                     (717,000)        (1,508,000)
                                                                             ------------      -------------
Net property, equipment and software                                            $  981,000        $ 7,398,000
                                                                             =============     ==============


Depreciation expense was $257,000, $422,000 and $950,000 for 1997, 1998 and
1999, respectively.

     The Company's policy is to amortize capitalized software costs over three years. It is reasonably possible that this estimate of the remaining economic life of the software product will be reduced significantly in the near term due to competitive pressures. As a result, the carrying amount of the $2,831,000 of capitalized software costs may be reduced in the near term.


(5)  NOTES PAYABLE AND CONVERTIBLE DEBT

    Notes payable and convertible debt consist of the following:

                                                                          December 31,
                                                                    1998                1999
                                                                -----------         -----------
Notes payable to VSI Holdings; interest at 9%, secured
     by assets of the Company                                  $   721,000        $   -
Note payable; interest at 9%                                       100,000            -
Navidec convertible debt to Wells Fargo; interest at
     3%, principal and interest due in December 2004,
     convertible into 701,081 shares of Navidec
     common stock                                                -                   6,200,000
DriveOff convertible debt to Wells Fargo; interest at
     3%, principal and interest due in December 2004,
     convertible into 3,200,000 shares of DriveOff
     common stock                                                -                  15,000,000
Unamortized discount                                             -                  (1,324,000)
                                                           --------------       --------------
                                                                  821,000           19,876,000
Less - current portion                                           (821,000)            -
                                                           --------------       --------------
Long term portion                                              $ -                $ 19,876,000
                                                           ==============       ==============

In September and December 1998, the Company granted a total of 531,525 detachable warrants with exercise prices ranging from $4.50 to $6.50 to VSI Holdings in connection with the above borrowing. The warrants were valued at $300,000, using the Black-Scholes option pricing model assuming a fair value of the Company's common stock on the grant date of $2.85, volatility of 76%, a 5% risk free interest rate, 0% expected dividend yield and a contractual term of one year. These warrants were accounted for as a discount on the note, which was fully amortized into interest expense during 1998. During 1999, the warrants were exercised and resulted in proceeds to the Company of $2,450,000.

On September 30, 1999, Navidec, Inc. and DriveOff entered into several agreements with Wells Fargo and its affiliated companies (together, "WFC"). In connection with the Stock and Note Purchase Agreement between Navidec and WFC and the Credit Agreement between DriveOff, Navidec and WFC (together, the "Agreement") all dated July 23, 1999, WFC has funded a $10 million investment in Navidec and a $15 million investment in DriveOff.

WFC purchased 380,000 shares of the Company's common stock for $3,800,000 and funded $6,200,000 in debt that was initially convertible into 620,000 shares of the Company's common stock. Based on the terms of the Agreement, adjustments to the conversion occured if the per share price received by the Company in its October 1999 secondary offering was less than $10 per share. Because the secondary offering price was $9.25 per share, the number of shares the debt can be converted into was adjusted to 701,081 shares of Navidec common stock or $8.84 per share. Accordingly, the Company accounted for this $285,000 beneficial conversion feature as additional interest expense on the convertible debt and an increase to additional paid-in capital, as the debt is immediately convertible.

For its $15 million investment in DriveOff, WFC received a note convertible into
3.2 million shares of either Series A-1 Preferred Stock ("Series A-1") or Series A-2 Preferred Stock ("Series A-2") (representing twenty-percent of DriveOff's common stock outstanding as of the closing of the transaction, on an as-converted basis). The holders of Series A-1 are entitled to a dividend of $0.1410 per share in preference to the holders of common stock, if and when any such dividends are declared and paid upon any other class of preferred stock or common stock. The Series A-1 is entitled to a liquidation preference equal to $4.6875 per share if DriveOff is liquidated or dissolved and also upon a reorganization, sale or merger of DriveOff. The Series A-1 is also entitled to participate with the holders of DriveOff common stock in any liquidation proceeds after its preference, on an as-converted basis. DriveOff must redeem the Series A-1 if (i) there is no initial public offering of DriveOff securities with at least $15 million in net proceeds by October 31, 2001 (a "Qualified IPO"), (ii) J. Ralph Armijo is no longer a Director of DriveOff or an executive officer of the Company or Michael Kranitz is no longer one of DriveOff's executive officers and (iii) upon the sale or merger of DriveOff.com. The redemption price is equal to $4.6875 per share, subject to adjustment for certain dilutive issuances. The shares of Series A-1 can be converted into shares of DriveOff common stock, on a one-for-one basis, subject to adjustment for certain dilutive issuances, at any time. However, the Series A-1 is automatically converted into DriveOff common stock upon a Qualified DriveOff IPO or on December 31, 2004. Each share of the Series A-1 is entitled to vote, along with the DriveOff common stock, on an as-converted basis. The Series A-2 has all the same rights and preferences as the Series A-1, however, the holders of Series A-2 are not entitled to vote on any matters that come before the stockholders, except as otherwise provided by law. Subject to the Bank Holding Company Act (the "BHA"), WFC can elect whether it receives shares of Series A-1 or Series A-2 upon any conversion.

WFC also received a warrant to purchase an additional 160,000 shares of DriveOff, exercisable one year after the transaction's closing at $6.5625 per share. The warrants were valued at $440,000 using the Black-Scholes option pricing model assuming a fair value of the common stock on the grant date of $4.69, volatility of 76%, 5% risk free interest rate, 0% expected dividend yield and a contractual term of five years. This warrant was accounted for as a discount on the DriveOff convertible debt and is being amortized to interest expense over the related debt's maturity.

Principal and accrued interest on both convertible debt instruments is to be repaid at December 31, 2004, if not converted earlier into equity or put back to the Company. The $6.2 million convertible note issued by the Company is convertible into shares of common stock at the option of the holder at any time. If the Company does not amend its Articles of Incorporation to create a class of non-voting common stock (the "Articles Amendment") by December 31, 2000, the holder has the option to put the note to the Company and be paid, in cash, an amount equal to the product of (i) the number of shares into which the note is convertible into and (ii) the ten (10) day average closing price of the Company's common stock for the ten (10) trading days ending on the day immediately preceding the delivery date of the holder's put notice. As soon as the Articles Amendment takes place, subject to the BHA, the note will be converted into shares of the Company's common stock. The holder can elect whether it receives shares of common stock or the newly-created non-voting common stock.

In connection with the WFC transaction, the Company issued a warrant to a securities firm to purchase 125,000 shares of common stock of the Company at an exercise price of $9.25 per share over the next five years. The warrants were valued at $780,000 using the Black-Scholes option pricing model assuming a fair value of the common stock on the grant date of $9.25, 76% volatility, 5% risk free interest rate, 0% expected dividend yield and a contractual term of five years.

The estimated fair value of the Company's borrowings was $821,000 and $23,413,000 million at December 31, 1998 and 1999, respectively. Cash paid for interest was $79,000, $109,000 and $251,000 in 1997, 1998 and 1999,
respectively.

(6)  CAPITAL LEASE OBLIGATIONS

The Company has entered into several capital lease obligations for furniture, computers and equipment. The leases are for terms ranging from 36 to 60 months, expiring at various times through 2004. Interest on the Company's capital lease obligations is at rates ranging from 8% to 16%.

Equipment purchased under capital leases is included in the cost of property and equipment and secures the repayment of the capital lease obligations. The following is a summary of property and equipment purchased under capital leases as of December 31, 1999:

                                                        December 31,
                                               ----------------------------
                                                  1998             1999
                                               -----------       ----------
Furniture, computers and equipment              $  247,000       $1,087,000
Less - accumulated depreciation                    (78,000)        (265,000)
                                               -----------       ----------
Net book value                                  $  169,000       $  822,000
                                               ===========       ==========

As of December 31, 1999, future minimum lease payments under capitalized lease obligations are as follows:

     Year ended December 31 -

          2000                                                 $    517,000
          2001                                                      339,000
          2002                                                       28,000
          2003                                                       20,000
          2004                                                        7,000
          ----                                                 ------------
          Total minimum lease payments                              911,000
          Less amount representing interest                        (132,000)
                                                               ------------
          Total obligation                                          779,000
          Less - current portion                                   (423,000)
                                                               ------------
          Long-term capital lease obligation                   $    356,000
                                                               ============

The Company acquired property of $72,000 and $840,000 in 1998 and 1999, respectively, under capital lease arrangements. The fair value of the Company's capital lease obligations approximated their carrying amount at December 31, 1998 and 1999.

(7)  INCOME TAXES

The provision for income taxes consists of the following:

                                                       Year Ended
                                                       December 31,
                                      -----------------------------------------
                                          1997           1998          1999
                                      -----------    -----------    -----------
Current:
    Federal                           $      --      $      --      $      --
    State                                    --             --             --
                                      -----------    -----------    -----------
    Total current provision                  --             --             --
                                      -----------    -----------    -----------
Deferred:
    Federal                              (866,000)    (1,224,000)    (2,616,000)
    State                                (134,000)      (189,000)      (395,000)
    Valuation allowance                 1,000,000      1,413,000      3,011,000
                                      -----------    -----------    -----------
    Total deferred provision                 --             --             --
                                      -----------    -----------    -----------
    Total provision                   $      --      $      --      $      --
                                      ===========    ===========    ===========


Differences between the income tax expense reported in the statements of operations and the amount reported by applying the statutory federal income tax rate (35%) to earnings before income taxes are as follows:

                                                                              Year Ended
                                                                             December 31,
                                                              -----------------------------------------
                                                                1997             1998           1999
                                                              --------       ----------      ----------
Expected rate                                                 (35.0)%          (35.0)%         (35.0)%
State taxes, net of federal deduction                          (2.1)            (3.1)           (3.1)
Nondeductible goodwill amortization and impairment             12.8              0.9             0.6
Other permanent items                                            -               1.3             0.6
Valuation allowance                                            24.3             35.9            36.9
                                                              --------       ----------      ----------
                                                                 0%              0%              0%
                                                              ========       ==========      ==========


The  components  of the net  deferred  income  tax assets  (liabilities)  are as follows:
                                                            December 31,
                                                   ----------------------------
                                                       1998             1999
                                                   -----------      -----------
Deferred tax assets:
       Net operating loss carryforwards            $ 2,883,000      $ 6,907,000
       Bad debt reserves                                46,000          114,000
       Vacation accrual                                 17,000           30,000

Deferred tax liabilities:
       Accumulated depreciation                        (77,000)        (204,000)
       Capitalized software                            (89,000)      (1,056,000)
                                                   -----------      -----------
       Total net deferred tax assets                 2,780,000        5,791,000
       Valuation allowance                          (2,780,000)      (5,791,000)
                                                   -----------      -----------
       Net deferred tax assets                     $      --        $      --
                                                   ===========      ===========


At December 31, 1999, for income tax purposes, the Company has approximately $18.5 million of net operating loss carryforwards. Such net operating losses expire between the years 2011 to 2019. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. During 1998 and 1999, the Company increased its valuation allowance by $1,413,000 and $3,011,000, respectively, due mainly to uncertainty relating to the realizability of the net operating loss carryforwards. The amount of the deferred tax assets considered realizable could be adjusted in the near term if future taxable income becomes reasonably assured.

The Company has paid no income taxes during the three years ended December 31, 1999.

(8)  COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under operating leases that expire at various times through 2004. Future minimum lease payments for such operating leases are as follows as of December 31, 1999:

           Year ended December 31 -

                 2000                               $   1,496,000
                 2001                                   1,276,000
                 2002                                   1,215,000
                 2003                                   1,215,000
                 2004                                   1,215,000
                 ----                               -------------
                                                    $   6,417,000
                                                    ==============

Rental expense related to these leases was $97,000, $125,000 and $244,000 for 1997, 1998 and 1999, respectively.

    Litigation

In the normal course of business, the Company is subject to, and may become a party to, litigation. An entity has filed an action against the Company asserting the breach of a written contract related to a finder's fee agreement. The Company denies liability and is vigorously defending the action. No outcome of the matter can be predicted at this time. Management believes there are no matters currently in litigation which will have a material impact on the Company's financial position or results of operations.

(9)  RELATED PARTY TRANSACTIONS

In April 1997, the Company entered into a service agreement with a shareholder. This agreement provides for payments of $5,000 per month plus 2 1/2% of any capital raised as a result of the shareholder's efforts in the form of warrants for the Company's stock. These warrants were priced at the closing price of the Company's stock on the date of closing of any transaction, exercisable commencing six months after each grant and expire five years from the date of each grant. As a result of this agreement, 14,862 warrants with an exercise price of $4.50 are outstanding at December 31, 1999.

In February 1998, the Company entered into an additional service agreement with this shareholder to provide financial and banking services. For this agreement, the shareholder received a consulting fee of 250,000 warrants to purchase common stock at $3.50 per warrant. During 1998 and 1999, the shareholder exercised 83,000 and 165,000 of these warrants, respectively.

(10)  STOCKHOLDERS' EQUITY

    Initial Public Offering

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

    Private Placement 1997 and 1998

During 1997 and 1998, the Company raised $2,193,000 in a private placement, net of offering costs of $482,000, by issuing 594,500 units (comprised of one share of common stock and one warrant) at $4.50 per unit. Each warrant allows the holder to purchase one share of common stock at an exercise price of $7.20 for a period extending through February 10, 2002. The warrants were redeemable by the Company at $.05 per warrant upon 30 days notice if the market price of the common stock for 20 consecutive trading days within the 30-day period preceding the date the notice is given equals or exceeds $8.40. As discussed below, these warrants were called by the Company on February 12, 1999. Offering costs associated with the private placement include underwriter commissions and non-accountable expense allowances totaling 13% of proceeds, as well as placement agent warrants to purchase 10% of the units sold for five years from the date of closing at $4.50 per unit. In addition, the Company agreed to issue any broker or registered agent who places four or more placement units (consisting of 6,000 units or $27,000 each) one broker warrant for each $20 sold at a price of $4.50. Accordingly, 118,849 of warrants were issued during 1998 to brokers and registered agents. During 1999, 24,000 of these warrants were exercised resulting in proceeds to the Company of $115,000. During 1997, the Company completed closings on this private placement of $717,000 net of offering costs of $132,000. During 1998, the Company completed closings on this private placement of $1,476,000 net of offering costs of $350,000. During 1998, the Company issued 61,520 of warrants to brokers or registered representatives as part of the offering cost, of which 58,000 were exercised during 1999, resulting in proceeds to the Company of $259,000.

    Private Placement 1998

In November 1998, the Company completed a private placement resulting in the issuance of 700,000 shares at $2.00 per share. This offering generated $1,330,000 in proceeds net of offering costs of $70,000. No warrants were issued in connection with this private placement.

    Warrant Call

On February 12, 1999, the Company called all publicly traded warrants. Each warrant entitled the holder to purchase one share of common stock for $7.20. In total, 1,918,000 warrants were exercised prior to the expiration date of March 15, 1999. The warrants generated $13,810,000, net of offering costs of $100,000. In addition, the Company issued 200,000 warrants with exercise prices ranging from $4.00 to $6.031 to representatives for solicitation for the exercise of the warrants. These warrants were valued at $1,356,000 using the Black-Scholes option pricing model assuming a fair value of the common stock on the grant date of $11.00, a 115% volatility, a 4.5% risk free interest rate, 0% expected dividend yield and a contractual life of seven months. These warrants were accounted for as additional offering costs of the warrant call.

    Public Offerings

In October 1999, the Company completed a public stock offering of 2,500,000 shares of common stock and an over-allotment of 125,000 shares of common stock. The offering provided proceeds to the Company of $21,726,000, net of offering costs of $2,555,000.

    Warrants

The following table summarizes the warrants outstanding for the Company's common stock as of December 31, 1999:

                              Exercise                        Remaining
    Warrants        Units       Price        Value         Contractual Life
   ---------      --------    --------    -------------    ----------------
        A           17,350      $7.38      $     15,000        3.25 years
        B           14,862      $4.50            57,000        3.25 years
        C            1,538      $3.50             3,000        3.25 years
        D            3,788      $4.50            10,000        3.25 years
        E           95,274      $4.50           254,000        3.25 years
        F           40,500      $2.00            88,000        4.0 years
        G          125,000      $9.25           780,000        4.75 years
                   -------                 ------------
                   298,312                 $  1,207,000
                   =======                 ============


As of December 31, 1999, 160,000 warrants to purchase common stock of DriveOff were outstanding with an exercise price of $6.5625 per share.

    Stock Option Plan

The Company adopted the Stock Option Plan (the "Plan") under which the Company is authorized to grant incentive and non-qualified stock options to acquire up to 2,000,000 shares of the Company's common stock to employees and directors of the Company. Under the Plan, the exercise price per share of a non-qualified stock option must be equal to at least 50% of the fair market value of the common stock on the date of grant, and the exercise price per share of an incentive stock option must equal the fair market value of the common stock on the date of grant. Options granted vest over various terms with a maximum vesting period of five years and expire after a maximum of 10 years.

The following table summarizes the Plan for Navidec:

                                                 1997                         1998                         1999
                                       -------------------------   ---------------------------   -------------------------
                                                       Weighted                      Weighted                     Weighted
                                                       Average                       Average                      Average
                                                       Exercise                      Exercise                     Exercise
                                         Shares         Price          Shares         Price         Shares         Price
                                         ------         -----          ------         -----         ------         -----
Outstanding at beginning of year         -              $    -        297,000           $4.58       1,468,000      $4.23
Granted                                  297,000          4.58      1,390,000            4.17         477,000       9.45
Exercised                                -              -             (69,000)           4.12        (334,000)      3.98
Forfeited and canceled                   -              -            (150,000)           4.43         (61,000)      5.17
                                      -------------  ------------  -------------     ---------  -------------   --------
Outstanding at end of year               297,000          $4.58      1,468,000          $4.23       1,550,000      $5.70
                                      =============  ============  =============     =========  =============   ========

Exercisable at end of year            -                 -               263,000         $4.45         709,000      $4.01
                                      =============  ============  =============     =========  =============   ========

Weighted average fair value
  of options granted during year              $3.42                         $2.20                       $6.97
                                      =============                ==============                ============


The status of stock options outstanding and exercisable under the Plan as of December 31, 1999 is as follows:

                               Stock Options Outstanding                      Stock Options Exercisable
                     --------------------------------------------- -----------------------------------------------
                                                       Weighted                                        Weighted
                                       Weighted        Average                       Weighted          Average
     Range of                          Average        Remaining                       Average         Remaining
     Exercise         Number of        Exercise      Contractual      Number of      Exercise        Contractual
      Prices            Shares          Price        Life (Years)      Shares          Price         Life (Years)
      ------            ------          -----        ------------      ------          -----         ------------

  $2.34 - $3.00            446,000      $2.92            5.52             414,000      $2.96             4.56
  $3.56 - $5.06            204,000       4.35            5.00             175,000       4.42             4.25
  $5.37 - $7.81            472,000       5.59            6.61              80,000       5.73             5.25
  $8.31 - $12.37           411,000       9.71            5.19              40,000       9.72             5.00
 $12.68 - $13.50            17,000      13.08            5.00            -               -                -
                    --------------  -------------- --------------  --------------  -------------    --------------

                         1,550,000      $5.70           5.69              709,000      $4.01             4.59
                    ==============  ============== ==============  ==============  =============    ==============


Pro Forma Fair Value Disclosures

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1999, respectively: risk-free interest rate of 5.00 and 5.69 percent, no expected dividend yields, expected lives of
4.0 years, and expected volatility of 76 and 104 percent, respectively. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

Cumulative compensation costs recognized in pro forma net loss with respect to options that are forfeited prior to vesting are adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

Had compensation cost for options granted been determined consistent with SFAS 123, the Company's net loss would have been increased to the following pro forma amounts:

                                       1997                            1998                            1999
                              -----------------------          ----------------------         ----------------------
                                 As              Pro              As             Pro             As             Pro
                              Reported          Forma          Reported         Forma         Reported         Forma
                              --------          -----          --------         -----         --------         -----

Net loss                     $(4,107,000)     $(4,227,000)  $(3,933,000)    $(5,569,000)    $(8,161,000)    $(15,469,000)
                             ===========      ===========   ===========     ===========     ===========     ============


Basic and diluted net
loss per share                  $(1.47)          $(1.51)         $(1.10)         $(1.56)         $(1.08)          $(2.04)
                             ===========      ===========   ===========     ===========     ===========    =============


During 1999, the Company adopted the DriveOff Stock Option Plan (the "DriveOff Plan") under which DriveOff is authorized to grant incentive and non-qualified stock options to acquire up to 2,000,000 shares of DriveOff's common stock to employees and directors of DriveOff. Under the DriveOff Plan, the exercise price per share of a non-qualified stock option must be equal to at least 50% of the fair market value of the common stock on the date of grant, and the exercise price per share of an incentive stock option must equal the fair market value of the common stock on the date of grant. Options granted vest over various terms with a maximum vesting period of five years and expire after a maximum of 10 years.

The following table summarizes the DriveOff Plan at December 31, 1999 and activity during the year then ended:


                                                              Weighted Average
                                                                  Exercise
                                                 Shares            Price
                                             --------------   ----------------
Outstanding at beginning of year                   -                $ -
Granted                                        2,301,000            4.69
Exercised                                          -                  -
Forfeited and canceled                             -                  -
                                             --------------   ----------------
Outstanding at end of year                     2,301,000           $ 4.69
                                             ==============   ================
Exercisable at end of year                     1,501,000           $ 4.69
                                             ==============   ================
Weighted average fair value of options
     granted during year                         $ 3.44
                                             ==============

As of December 31, 1999, the weighted average remaining contractual life for DriveOff options was 9.68 and 9.74 years for outstanding and exercisable, respectively.

The fair value of each DriveOff option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999: risk-free interest rate of 5.77 percent, no expected dividend yield, expected life of 4.0 years, and 104 percent volatility. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted. Pro forma expense of $4,789,000 has been included above in the Company's pro forma fair value disclosure in 1999.

(11)  BUSINESS SEGMENT INFORMATION

The Company operates in three different segments: E-Solutions, DriveOff (formerly, "Automotive"), and Product Distribution. Management has chosen to organize the Company around these segments based on differences in products and services.

E-Solutions provides custom solutions, including the architecture, design, development and integration of high-tech solutions, utilizing Web technology. DriveOff provides total online automotive solutions through its Web sites, in addition to providing custom solutions to companies in or with relationships in the automotive industry. Product Distribution provides the resale and configuration of third party software and hardware components, graphical printers and supplies.

Segment operations are measured consistent with the accounting policies used in these consolidated financial statements.

The following provides information on the Company's segments:


                                                         Year Ended December 31, 1997
                                                                  (in thousands)


                                                                                Product
                                    E-Solutions         DriveOff             Distribution      Corporate                 Total
                                    -----------         --------             ------------      ---------                 -----
Revenues from external
     Customers                       $ 2,359           $     223              $  3,426         $ -                     $   6,008

Gross profit                             947                 186                   656         $ -                     $   1,789

(Loss) income from operations        $(2,493)  (3)       $(1,268)             $    135         $  (257)   (1)          $  (3,883)


                                                       Year Ended December 31, 1998
                                                              (in thousands)

                                                                                Product
                                   E-Solutions         DriveOff              Distribution       Corporate                  Total
                                   -----------         --------              ------------       ---------                  -----
Revenues from external
     Customers                      $  5,443          $      939              $  2,173         $ -                      $   8,555

Gross profit                        $  1,434          $      696              $     555        $ -                      $   2,685

(Loss) income from operations       $(1,113)          $   (2,151)             $     137        $  (422)   (1)           $  (3,549)

Identifiable assets                 $  1,607          $      987              $     640        $  2,031   (2)           $    5,265


                                                              Year Ended December 31, 1999
                                                                     (in thousands)

                                                                                Product
                                 E-Solutions            DriveOff             Distribution       Corporate              Total
                                 -----------            --------            ------------       ---------              -----
Revenues from external
     Customers                     $  13,745          $  3,277                $  1,944          $ -                     $  18,966

Gross profit                       $   5,099          $   2,613               $    509          $ -                     $   8,221

(Loss) income from operations      $    (614)         $  (7,338)              $   (146)         $  (950)  (1)           $  (9,048)

Identifiable assets                $   8,592          $  12,691               $    421          $43,324   (2)           $  65,028


     (1)  Corporate loss from operations represents depreciation expense.

     (2) Corporate assets are those that are not directly identifiable to a particular segment and can include cash and cash equivalents, investment in debt securities, restricted cash, property and equipment, prepaids and other assets, and investments.

     (3) Included in E-Solutions loss from operations in fiscal 1997 is the impairment of goodwill for $1,305,000.

(12) DEFINED CONTRIBUTION PLAN

The Company has a 401(k) profit sharing plan (the "Plan"). Eligible employees may make voluntary contributions to the Plan. The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company made no contributions in 1997, 1998 or 1999.

(13) SUBSEQUENT EVENTS

In January 2000, the Company lent $1.2 million in the form of a promissory note, with a stated interest rate of 6%, to the Company that acts as the clearing house for creating loan and lease agreements and other vehicle related documents for DriveOff. In a separate agreement, the Company subscribed to purchase $1.2 million convertible preferred stock in this Company.

In March 2000, the Company entered into a Joint Venture with Avis Europe to sell nearly new cars in the United Kingdom. The Joint Venture is owned 35% by Navidec, Inc. and 65% by Avis Europe. ty and equipment, prepaids and other assets, and investments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 1, 1999, Navidec, Inc. (the "Company") engaged Arthur Andersen LLP to replace Hein + Associates LLP as the Company's independent accountant to audit the Company's financial statements for the year ended December 31, 1998. Hein + Associates LLP was dismissed as the Company's independent accountant on the same date. The Audit Committee of the Company's Board of Directors approved the change in the Company's independent accountant.

     The independent auditor's report of Hein + Associates LLP dated March 5, 1998, for the Company's financial statements for the year ended December 31, 1997, did not contain an adverse opinion or a disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

     During the Company's two most recent fiscal years and through the date of the dismissal of Hein + Associates LLP, the Company did not have any disagreements with Hein + Associates LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table shows the name, age and position of each officer and director of Navidec.

Name                      Age                  Position
----                      ---                  --------

J. Ralph Armijo.........  47   President, Chief Executive Officer and Director
Patrick R. Mawhinney....  36   Chief Financial Officer, Treasurer, Secretary and
                               Director
Kenneth P. Bero.........  45   Chief Operating Officer
Brad E. Nixon...........  40   Vice President-Technology
Greg Hanchin............  39   Vice President-Sales
Michael S. Kranitz......  38   Director
Andrew S. Davis.........  46   Director
Lloyd G. Chavez, Jr.....  50   Director
Gerald A. Marroney......  47   Director


     Our officers are elected by the board of directors at the first meeting after each annual meeting of our shareholders and hold office until their successors are duly elected and qualified under our bylaws.

     J. Ralph Armijo has served as our President, Chief Executive Officer and as one of our directors since our inception in 1993. Since June 1999, Mr. Armijo has served as the Chairman of the Board of DriveOff.com. From 1981 to 1993, Mr. Armijo was employed by Tektronix, Inc., a communications company which also produces testing and measuring equipment, most recently as its Western Regional Manager. From 1976 to 1981, Mr. Armijo was employed by IBM Corporation, where he sold computerized accounting and financial applications to small and medium-sized businesses. Mr. Armijo received his B.A. from Colorado College and his M.B.A. from the University of California, Los Angeles.

     Patrick R. Mawhinney has served as our Chief Financial Officer, Treasurer and as a director since July 1996. Mr. Mawhinney has served as our Secretary since August 1999. Prior to that he served as the President of Interactive Planet, Inc. from its inception in May 1995 until its merger with us in July 1996. From May 1995 until May 1996, Mr. Mawhinney also served as a financial/accounting consultant for MIS\Sunguard, a provider of accounting and investment software. Mr. Mawhinney was employed as an Assistant Vice President of The Bank of Cherry Creek from November 1993 to May 1995. He received his B.S. from Colorado State University.

     Kenneth P. Bero has served as our Chief Operating Officer since July 1999 and before that was our Vice President of Sales since December 1997. From July 1996 to December 1997, Mr. Bero was Director of Sales, SGI Business Group at Access Graphics, a wholesale distributor of UNIX based hardware and software products. From September 1989 to June 1996, Mr. Bero held various sales and sales management positions at Tektronix, Inc. including Business Development Manager, Major Account Group Manager and National Reseller Group Manager for the Display Products Division. Mr. Bero received his B.A. from Bates College and his M.B.A. from Northeastern University.

     Brad E. Nixon has served as our Vice President of Technology since July 1999. From January 1998 to July 1999, Mr. Nixon served as our Director of Software Development. From January 1997 to January 1998, Mr. Nixon served as a partner of Securalarm, Inc., a residential security business. From May 1993 to January 1997, Mr. Nixon was Director of Technical Services for a non-profit organization. Mr. Nixon earned his B.S. from Iowa State University.

     Greg Hanchin has served as our Vice President of Sales since July 1999. From December 1997 to July 1999, Mr. Hanchin was Director of Sales for our E-Solutions division. From May 1996 to December 1997, Mr. Hanchin served as Regional Sales Manger for Netscape. From June 1989 to May 1996, Mr. Hanchin held various sales and marketing positions at Access Graphics. Mr. Hanchin received his B.S. from Minot State University.

     Michael S. Kranitz has served as a director since December 1998. Since June 1999, Mr. Kranitz has served as President of DriveOff.com. From October 1997 until December 1998, Mr. Kranitz served as the Chief Executive Officer and President of LeaseSource Online, Inc., an automotive leasing information company. From January 1997 until October 1997, Mr. Kranitz worked with a computer company primarily on the development of the intellectual property used by LeaseSource, Inc. and in October 1997, Mr. Kranitz acquired from that company those intellectual property rights. From 1994 until December 1996, Mr. Kranitz was a partner with the law firm of Benesch, Friedlander, Coplan & Aronoff LLP. Mr. Kranitz received a B.S. from the University of Florida and a J.D. from Vanderbilt School of Law.

     Andrew S. Davis has served as a director since April 1997. Mr. Davis has served as Director of Global & Strategic Sales for InFocus Systems, Inc., a manufacturer of high resolution projection systems since November 1997. Mr. Davis served as our Vice President of Sales and Marketing from May 1996 until November 1997. From January 1994 to May 1996, Mr. Davis was manager of wholesale distribution at InFocus Systems. From September 1982 to January 1994, Mr. Davis held various sales and marketing positions at Tektronix, Inc., including Director of Marketing for the Interactive Technologies Division. Mr. Davis attended the University of Denver where he studied business management and marketing.

     Lloyd G. Chavez, Jr. has served as a director since April 1997. He has been a director of the Burt Group of automobile dealerships in Denver, Colorado since 1988 and director of Automotive Markets of the Burt Group since 1994. From 1983 to 1994, Mr. Chavez was Vice President of Fort Dodge Laboratories, a subsidiary of American Home Products, where he was responsible for business acquisitions, new products and technologies, intellectual property acquisitions, strategic planning and market research. From 1982 to 1983, Mr. Chavez held the position of Vice President of General Genetics Corporation, where he was responsible for management of biological and pharmaceutical research and development. Mr. Chavez received his B.A. from the University of Colorado, his M.A. from Denver Seminary, his Ph.D. from the University of Virginia and was a post-doctoral Fellow in Chemistry at Cornell University.

     Gerald A. Marroney has served as a director since April 1997. He has served as a State of Colorado District Court Judge in Pueblo County, Colorado since 1990. Before that time he was a practicing attorney in Pueblo, Colorado. Mr. Marroney received his B.S. from Southern Colorado State College and his J.D. from Oklahoma City University.

Section 16(a) Beneficial Ownership Reporting Compliance

Kenneth P. Bero failed to file a Form 3 at the time he became an officer of the Company in 1998. Mr. Bero timely filed a Form 4 in April 2000 in connection with the exercise of his options, which represent his only securities in the Company.

Brad E. Nixon failed to file a Form 3 at the time he became an officer of the Company in July 1999. Mr. Nixon has filed a Form 5, reflecting a grant of options to him during 1998. The Form 5 filing was not made on a timely basis.

Greg Hanchin failed to file a Form 3 at the time he became an officer of the Company in July 1999. Mr. Hanchin has filed a Form 5, reflecting the grant of options to him during 1998 and 1999. The Form 5 filing was not made on a timely basis.

Michael S. Kranitz failed to file a Form 3 at the time he became an officer and director of the Company in December 1998. Mr. Kranitz has filed a Form 5, reflecting the acquisition of securities in 1998 and the grant of options in 1999 for which a Form 4 should have been filed. The Form 5 filing was not made on a timely basis.

Andrew S. Davis failed to file a Form 3 at the time he became a director of the Company in 1997. Mr. Davis has filed a Form 5 reflecting the acquisition and sale of securities during 1997, 1998 and 1999, and the grant of options in 1998 and 1999, for which Form 4 filings were required. The Form 5 filing was not made on a timely basis.

Lloyd G. Chavez, Jr. failed to file Form 4s in connection with five separate option grants to him during 1998 and 1999. Mr. Chavez has filed a Form 5 with respect to the grants. The Form 5 filing was not made on a timely basis.

Gerald A. Marroney failed to file a Form 4 in connection with five separate option grants to him during 1998 and 1999.

Except as set forth above, the Company believes that its current officers and directors are in compliance with Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual compensation paid to Navidec's Chief Executive Officer and other executive officers of the company, for the last three fiscal years.

                             Long Term Compensation
                                                                              Securities                  All
Name and                                            Annual     Restricted     Underlying                  Other
Principal                                           Compen-    Stock          Options/       LTIP         Compen-
Position           Year     Salary       Bonus      sation     Award(s)       SARs(#)        Payouts      sation
--------           ----     ------       -----      ------     --------       -------        -------      ------

Ralph              1999    $214,000    $ 61,825    $      0    $      0        150,000       $      0    $      0
Armijo,            1998    $172,133    $      0    $      0    $      0        146,000(1)    $      0    $      0
CEO                1997    $156,141    $ 12,869    $      0    $      0              0       $      0    $      0

Ken Bero,          1999    $150,000    $ 42,952    $      0    $      0              0       $      0    $      0
COO(5)             1998    $104,706    $ 25,000    $      0    $      0        125,000(2)    $      0    $      0

Greg Hanchin,
VP Sales           1999    $150,000    $ 40,906    $      0    $      0         20,000(3)    $      0    $      0
                   1998    $ 78,750    $ 49,424    $      0    $      0         50,000(3)
                   1997    $  2,500    $      0    $      0    $      0              0       $      0    $      0

Pat Mawhinney
CFO                1999    $135,000    $ 21,459    $      0    $      0         50,000(5)    $      0    $      0
                   1998    $ 87,000    $ 12,583    $      0    $      0         57,000(5)    $      0    $      0
                   1997    $ 83,400    $      0    $      0    $      0              0       $      0    $      0

Michael Kranitz,
President
DriveOff           1998    $150,000    $      0    $      0    $      0         83,333(4)    $      0    $      0



(1) The number indicated represents the number of shares of common stock underlying stock options granted to Mr. Armijo during 1998.

(2) The number indicated represents the number of shares of common stock underlying stock options granted to Mr. Bero during 1998.

(3) Mr. Bero commenced working with the Company in December 1997 but did not receive any compensation from the Company until after January 1, 1998.

(4) The number indicated represents the number of shares of common stock underlying stock options granted to Mr. Kranitz during 1999.

(5) The numbers indicated represent the number of shares of common stock underlying stock options granted to Mr. Mawhinney during 1998 and 1999.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information concerning individual grants of stock options made during the year ended December 31, 1999 to the Company's Chief Executive Officer and the other named executive officers. The Company has issued no stock appreciation rights.


                                Individual Grants

                      Number of
                      Securities  % of Total Options
                      Underlying      Granted to
                     Options/SARs    Employees in  Exercise or Base   Expiration
    Name               Granted        Fiscal Year     Price ($/Sh)       Date
    ----               -------        -----------     ------------       ----
   Ralph Armijo        150,000           31.4%          $   9.25       9/21/2004
   Ken Bero
   Greg Hanchin         20,000            8.2%          $   4.06        1/5/2004
   Pat Mawhinney        50,000           10.5%          $   9.25       9/21/2004

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values The following table sets forth information concerning each exercise of stock options during the year ended December 31, 1999 by the Company's Chief Executive Officer and the other named executive officers, and the fiscal year-end value of unexercised options held by him.


                                             Number of
                                             Securities       Value of
                                            Underlying       Unexercised
                                            Unexercised      In-the-Money
                                            Options/SARs     Options/SARs
                       Shares               at FY-End (#)    at FY-End ($)
                      Acquired     Value    Exercisable/     Exercisable/
   Name            on Exercise(#) Realized  Unexercisable    Unexercisable(1)
   ----            -----------------------  -------------    ----------------
   Ralph Armijo          0           0      146,000/150,000  $1,314,000/$412,500
   Ken Bero              0           0      125,000/0        $1,125,000/0
   Greg Hanchin          0           0      70,000/0         $158,800/$328,000
   Michael Kranitz       0           0      83,334/0         $578,000/0
   Pat Mawhinney         0           0      57,000/50,000    $513,000/$137,500


(1) The value indicated was calculated by determining the difference between the fair market value of the Company's common stock underlying the stock options on December 31, 1999 and the exercise price of those options.

Director Compensation

None of the Company's directors received any compensation during the most recent fiscal year for serving in their position as a director. Non-employee members of the Board of Directors received options to purchase 10,000 shares of common stock issued under the Company's stock option plan.

Employment Agreements and Termination of Employment and Change-in- Control Arrangements

The Company entered an Employment Agreement with Mr. Armijo effective May 1, 1998. The term of that agreement is for one year and it renews automatically for two additional one-year periods provided that neither Mr. Armijo nor the Company provide the other with notice of its intent to not renew the agreement at least thirty days before the anniversary date of the agreement. Mr. Armijo's current annual salary under the agreement is $250,000 and his salary is reviewed annually. The agreement also provides that Mr. Armijo will be paid an annual bonus. Because Mr. Armijo remained employed with the Company through the first anniversary date of the agreement, the Company must pay Mr. Armijo a special bonus (the "Special Bonus") in the event that there is a "Change in Control" of the Company, as defined in the agreement. The Special Bonus will be equal to Mr. Armijo's then effective annual salary, plus the greater of the annual bonus paid or payable for the most recently completed fiscal year during the term of the agreement, and the average of the bonuses paid or payable to Mr. Armijo in respect of 1999, 1998 and 1997. If a change of control occurred, as of April 1, 2000 Mr. Armijo would receive $312,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 1, 2000, concerning the beneficial ownership of the Company's common stock by each person who beneficially owns more than five percent of the common stock; by each of the Company's executive officers and directors; and by all executive officers and directors as a group.

                                         NUMBER OF
                                         SHARES OF
                                        COMMON STOCK            PERCENT OF
   NAME AND ADDRESS OF                  BENEFICIALLY            BENEFICIAL
   BENEFICIAL OWNER(2)                      OWNED               OWNERSHIP
   -------------------                      -----               ---------

   Ralph Armijo                          805,649(3)                7.4%

   Patrick R. Mawhinney                  156,357(3)                1.4%

   Kenneth P. Bero                       125,000(3)                1.1%

   Michael Kranitz                       333,334(3)(8)             3.1%

   Greg Hanchin                           20,000(3)                 (1)

   Andrew Davis                           31,250(3)                 (1)

   Lloyd G. Chavez, Jr                    24,250(3)(4)              (1)

   Gerald A. Marroney                     20,000(3)                 (1)

   All directors and executive
   officers as a Group
   (Eight Persons)                        1,565,840               15.1%

   J. Carlo Cannell                       529,000(5)(6)           5.11%
   Cannell Capital Management
   600 California Street
   San Francisco, CA 94108

   Franklin Resources Inc.                666,000(5)(7)            8.9%
   901 Marines Island Blvd., 6th Floor
   San Mateo, CA 94404

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

(1) Less than one percent.

(2) Except as indicated herein, the business address for each person is 6399 S. Fiddler's Green Circle, Suite 300 Greenwood Village, CO 80111.

(3) The number of shares indicated includes shares of common stock underlying options that are currently exercisable, as of April 1, 2000 which are held by the following persons in the amounts indicated: Mr. Armijo (146,000); Mr. Mawhinney (57,000); Mr. Bero (125,000); Mr. Hanchin (20,000) Mr. Davis (20,000);
Mr. Marroney (20,000); Mr. Chavez (20,000); and Mr. Kranitz (83,334).

(4) LGC Management owns 4,250 shares of common stock. Mr. Chavez is President of LGC Management and may be deemed the beneficial owner of such shares.

(5) Represents a beneficial owner of more than 5% of the Common Stock based on the owner's reported ownership of shares of common stock in filings made with the Securities and Exchange Commissioner pursuant to Section 13(g) of the Securities Exchange Act of 1934, as amended. Information with respect to each beneficial owner is as of the date of the most recent filing by the beneficial owner with the Securities and Exchange Commissioner and is based solely on information contained in such filings.

(6) J. Carlo Cannell d/b/a Cannell Capital Management is a registered investment adviser which furnishes advice to several institutional clients which hold the shares that are reported on this chart. J. Carlo Cannell d/b/a Cannell Capital Management may be deemed to be the beneficial owner of common stock held by these clients

(7) Franklin Resources, Inc. is a parent holding company of various investment advisory subsidiaries which have all investment and/or voting power over the shares that are reported on this chart. Charles P. Johnson and Rupert H. Johnson, Jr. each own in excess of ten percent of the outstanding common stock of Franklin Resources, Inc. and are the principal shareholders of Franklin Resources, Inc. Franklin Resources, Inc. and Messrs. Johnson and Johnson may be deemed to be the beneficial owners of the common stock over which Franklin Resources, Inc.'s subsidiaries have investment and/or voting power, but they disclaim ownership of the common stock.

(8) The number of shares indicated includes 61,250 shares of common stock owned by Mr. Kranitz's wife, Abby L. Kranitz. Mr. Kranitz is deemed to beneficially own the shares held by Ms. Kranitz.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 1997, Ralph Armijo guaranteed a line of credit in the amount of $750,000 extended to us by USA Funding, Dallas, Texas. No compensation was paid by Navidec for the personal guarantee. The line of credit was repaid in September, 1999.



Although the foregoing transaction was determined without arm's length negotiations and involved conflicts of interest between the interests of the related party and the Company, the Company believes that the transaction was entered into on terms no less favorable to the Company than could have been obtained from independent third parties.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

(a)1.  Index to Financial Statements

       Report of Independent Public Accountants
       Independent Auditor's Report
       Consolidated Balance Sheets as of December 31, 1998 and 1999 Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999
       Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999
       Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999
       Notes to Consolidated Financial Statements

(a)2.  Index to Financial Statements Schedules

(a)3.

3.1    Amended and Restated Articles of Incorporation of ACI Systems, Inc.*

3.2    Amended and Restated Bylaws of ACI Systems, Inc.*

3.3 Articles of Merger and Agreement and Plan of Merger Between ACI Systems, Inc. and Interactive Planet, Inc.*

4.1    Form of Certificate for Common Stock of the Company*

10.1 Form of Confidentiality and Non-Disclosure Agreement between the Company and its significant technical employees.*

10.2   The Company's stock option plan.***

10.3 Employment Agreement between the Company and Ralph Armijo dated May 1, 1998.****

10.4 Agreement between the Company and Bathgate McColley Capital Group LLC dated December 21, 1998.*****

10.5   Agreement between the Company and Verio Inc. dated January 23, 1999.*****

10.5 Agreement by and between the Company, LeaseSource Online, Inc. and CarWizard, Inc. *****

10.6 Underwriting Agreement dated October 20, 1999 among the Company, First Security Van Kasper, Advest, Inc. and various selling shareholders, incorporated by reference from the Company's Form 8-K filed October 20, 1999.

10.7 Stock and Note Purchase Agreement dated as of July 23, 1999 by and between the Company and WFC Holdings Corporation.******

10.8 Credit Agreement dated as of July 23, 1999 by and among DriveOff.com, Inc., the Company and WFC Holdings Corporation.******

10.9 Form of Note of the Company payable to the order of WFC Holdings Corporation.******

10.10 Form of Term Note of DriveOff.com, Inc. payable to the order of WFC Holdings Corporation.******

10.11  Form of Guarantee of the Company in favor of WFC Holdings
       Corporation.******

10.12 Form of Registration Rights Agreement by and between the Company and WFC Holdings Corporation.******

21.1   Subsidiaries of the Company.

23.1   Consent of Arthur Andersen LLP. Filed herewith.

23.2   Consent of Hein + Associates LLP. Filed herewith

27.1   Financial Data Schedule. Filed herewith.

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

**** Incorporated by reference from the Company's Registration Statement on Form SB-2 declared effective July 22, 1998 (SEC File Number 333-59019).

***** Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

****** Incorporated by reference from the Company's Form 8-K filed July 29,
       1999.

(b) Reports on Form 8-K

Form 8-K filed October 15, 1999 in connection with the consummation of WFC Holdings Corporation's (i) $10,000,000 investment in the Company and (ii) $15,000,000 investment in the Company's subsidiary, DriveOff.com, Inc., and the related signing of a Co-Branding Agreement, Master Consulting Agreement, License Agreement and Confidentiality Agreement. The Form 8-K also addressed an announcement made by Sun Microsystems, Inc. of its intention to purchase up to $3,000,000 of the Company's common stock in the Company's secondary public offering.

Form 8-K filed October 20, 1999 for purposes of filing the form of Underwriting Agreement among the Company, First Security Van Kasper, Advest, Inc. and various selling shareholders, relating to the Company's secondary public offering of 2,500,000 shares of its common stock.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NAVIDEC, INC.


Dated: April 12, 2000                  By: /s/ J. Ralph Armijo
---------------------                  -----------------------
                                       J. Ralph Armijo
                                       President, Chief Executive Officer and
                                       Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated: April 12, 2000                  By: /s/ J. Ralph Armijo
---------------------                  -----------------------
                                       J. Ralph Armijo
                                       President, Chief Executive Officer and
                                       Director


Dated: April 12, 2000                  By: /s/ Patrick R. Mawhinney
---------------------                  ----------------------------
                                       Patrick R. Mawhinney
                                       Chief Financial Officer, Secretary and
                                       Director

Dated: April 12, 2000                  By:
                                       Michael S. Kranitz
                                       Director


Dated: April 12, 2000                  By:
                                       Andrew S. Davis
                                       Director


Dated: April 12, 2000                  By:
                                       Lloyd G. Chavez, Jr.
                                       Director


Dated: April 12, 2000                  By:
                                       Gerald A. Marroney
                                       Director