Form 10-Q
period 2000-03-31
NAVIDEC INC
filed 2000-05-15
CIK 1023734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 2000.

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



   6399 S. Fiddler's Green Circle, Suite 300 Greenwood Village, Colorado 80111
                    (Address of principal executive offices)

                   Registrant's telephone number: 303-222-1100

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of May 12, 2000, Registrant had 11,056,639 shares of common stock outstanding

                                  NAVIDEC, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION
===============================

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999

         Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999

         Consolidated Statements of Cash Flows for the Three months ended March 31, 2000 and 1999

         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION
============================

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                                      PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements

                                  NAVIDEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS

                                                                    December 31,     March 31,
                                                                       1999            2000
                                                                   --------------  -----------
                                                                                   (unaudited)

       CURRENT ASSETS:
           Cash and cash equivalents                                      $ 35,860    $ 18,812
           Investment in Debt Securities                                     9,855      14,145
           Accounts receivable, net of allowance for doubtful
            accounts for both periods of $307                                4,371       3,994
           Costs and estimated earnings in excess of billings                  148       1,700
           Inventory                                                           846         790
           Note receivable                                                       0       1,200
           Prepaid expenses and other                                          885         730
                                                                          --------    --------
                   Total current assets                                     51,965      41,371

       PROPERTY EQUIPMENT AND SOFTWARE, net of accumulated
           depreciation of $1,508 and $2,093 respectively                   7,398      10,112

       OTHER ASSETS:
           Goodwill and other intangibles, net of accumulated
           amortization of $244 and $280, respectively                       1,175       1,139
           Deferred financing costs, net of
               accumulated amortization of $45 and $90, respectively           901         856
           Investments                                                       3,199       3,811
           Investment in IADMA                                                 390         259
                                                                          --------    --------
                   Total other assets                                        5,665       6,065
                                                                          --------    --------
       TOTAL ASSETS                                                       $ 65,028    $ 57,548
                                                                          ========    ========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

       CURRENT LIABILITIES:
           Accounts payable                                               $  3,437    $    717
           Bank overdrafts                                                     149         383
           Accrued liabilities                                               1,692       1,277
           Current portion of capital lease obligations                        423         814
                                                                          --------    --------
                   Total current liabilities                                 5,701       3,191

       CAPITAL LEASE OBLIGATIONS, net of current portion                       356         821
       CONVERTIBLE DEBT OBLIGATIONS,
             net of unamortized discount of $1,324
             and $1,258, respectively                                       19,876      19,942

       SHAREHOLDERS' EQUITY:
           Common stock, no par value, 20,000 shares authorized,
             10,855 and 11,057 shares issued and outstanding,
              respectively                                                  54,910      55,545
           Warrants for common stock                                         1,207       1,161
           Other comprehensive income                                          290         338
           Accumulated deficit                                             (17,312)    (23,450)
                                                                          --------    --------
                   Total shareholders' equity                               39,095      33,594
       TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY                                   $ 65,028    $ 57,548
                                                                          ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                            STATEMENTS OF OPERATIONS
              (In thousands, except shares and per share amounts)

                                                           For the Three Months
                                                              Ended March 31,
                                                               (Unaudited)
                                                           1999            2000
                                                   ------------    ------------


REVENUE                                            $      4,457    $      6,557

COST OF REVENUE                                           2,768           3,385
                                                    -----------      -----------

GROSS PROFIT                                              1,689           3,172

OPERATING EXPENSES:
         Product development                                741           1,403
         General and administrative                         980           2,773
         Sales and marketing                                735           5,377
                                                    -----------      -----------
         Total Operating Expenses                         2,456           9,553

                                                    -----------      -----------
LOSS FROM OPERATIONS                                       (767)         (6,381)

OTHER INCOME, net                                             5             243
                                                    -----------      -----------

NET LOSS                                           $       (762)   $     (6,138)
                                                   ============    ============

BASIC AND DILUTED
NET LOSS PER SHARE                                 $       (.14)   $       (.56)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING- BASIC AND
DILUTED                                               5,497,000      10,961,000
                                                   ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                                  1999               2000
                                                                           --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
                Net loss                                                         $ (762)          $ (6,138)
                Adjustments to reconcile net loss to net cash
                  used in operating activities-
                          Depreciation and amortization                             126                796
                          Non-cash interest expense                                --                  111
                Changes in operating assets and liabilities-
                          Accounts receivable                                    (1,212)               377
                          Costs and estimated earnings in excess of billings        (25)            (1,552)
                          Inventories                                                 7                 56
                          Prepaid expenses and other assets                        (166)               155
                          Accounts payable                                         --               (2,720)
                          Bank overdrafts                                          --                  234
                          Accrued liabilities                                       (13)              (415)
                                                                               --------           --------
                             Net cash used in operating activities               (2,045)            (9,096)
                                                                               --------           --------

            CASH FLOWS FROM INVESTING ACTIVITIES:
                Proceeds from (payment for) notes receivable                          0             (1,200)
                Capitalized software development costs                                0               (365)
                Purchase of marketable debt securities                                0             (4,290)
                Purchase of investment                                                0               (564)
                Purchases of property, equipment and software                       (70)            (1,927)
                Other                                                                 7                131
                                                                               --------           --------
                             Net cash used in investing activities                  (63)            (8,215)
                                                                               --------           --------

            CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from factoring of accounts receivable                      257                  0
                Payments to factor                                                 (369)                 0
                Proceeds from exercise of common stock options and warrants      15,748                589
                Payments on notes payable and capital lease obligations            (761)              (326)
                                                                               --------           --------
                             Net cash provided by financing activities           14,875                263
                                                                               --------           --------

            NET INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS                                                     12,767            (17,048)

            CASH AND CASH EQUIVALENTS, beginning of period                          711             35,860
                                                                               --------           --------

            CASH AND CASH EQUIVALENTS, end of period                           $ 13,478           $ 18,812
                                                                               --------           --------

            SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                   Cash paid for interest                                      $      9           $     57
                                                                               --------           --------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

The unaudited financial statements and related notes to the financial statements presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements were prepared in accordance with the accounting policies used in the preparation of the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and should be read in conjunction with such financial statements and notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim period presented have been made.

(2) CONVERTIBLE DEBT OBLIGATIONS AND SHAREHOLDERS' EQUITY

On September 30, 1999, WFC Holdings Corporation ("WFC"), a subsidiary of Wells Fargo & Company, made an investment of $25 million in the Company and DriveOff.com. Wells Fargo purchased 380,000 shares of the Company's common stock for $3,800,000 or $10.00 per share and received a note for $6,200,000 that is convertible into 701,081 shares of the Company's common stock. For its $15 million investment in DriveOff.com, WFC received a note convertible into
3.2 million shares (representing twenty percent of DriveOff.com's common stock outstanding as of the closing of the transaction, on an as converted basis). WFC also received a five-year warrant for an additional 160,000 shares of DriveOff.com, exercisable one year after the transaction's closing at $6.5625 per share.

Warrants and Options Exercised and Redeemed in 2000

During the first three months of 2000, the Company had 18,000 warrants exercised resulting in net proceeds of $86,000 and employee options representing 184,000 shares of the Company's common stock were exercised resulting in net proceeds of $503,000.

(3) COMPREHENSIVE INCOME

In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 defines comprehensive income as all changes in shareholder equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss for the three-month periods ended March 31, 1999 and 2000 was $762 and $6,186, respectively.

(4) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. We do not typically enter into arrangements that would fall under the scope of SFAS 133 and thus, management believes that SFAS 133 will not significantly affect our financial condition and results of operations.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's second fiscal quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to restate its first quarter

2000 results to reflect a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position and results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). The Interpretation clarifies the application of APB No. 25 for certain issues related to equity based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. Management believes that FIN No. 44 will not have a significant impact on its financial statements.

(5) COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings as of March 31, 2000 is comprised of the following:

         Costs incurred on contracts in progress            $  648,000
         Estimated earnings                                  1,052,000
                                                          ------------
                                                             1,700,000
         Less progress billings                                     --
                                                          ------------
                                                            $1,700,000
                                                          ============
(6) INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of products held for resale and use in online solutions.

(7) NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded the weighted average effect (using the treasury stock method) of common stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share as the effect of all such securities is anti-dilutive for all periods presented.

(8) SEGMENT REPORTING

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

The Company operates in three different segments: E-Solutions, DriveOff.com (formerly "Automotive"), and Product Distribution. Management has chosen to organize the Company around these segments based on differences in products and services.

E-Solutions provides custom solutions, including the architecture, design, development and integration of high tech solutions, utilizing web technology. DriveOff.com provides total online automotive solutions through its web sites, in addition to providing custom solutions to companies in or with relationships in the automotive industry. Product Distribution provides the resale and configuration of third party software and hardware components, graphical printers and supplies.

Segment operations are measured consistent with the accounting policies used in these consolidated financial statements.

The following provides information on the Company's segments:

                                            For the Three Months Ended
                                                  March 31, 2000
                                                  (In thousands)
                          --------------------------------------------------------------
                                                      Product
                           E-Solutions Driveoff.com Distribution   Corporate       Total
                           ----------- ------------ ------------   ---------       -----

Revenues from external
customers ............     $  6,006      $    254    $    297      $   --         $  6,557

Gross Profit .........     $  2,800      $    156    $    118      $   --         $  3,172

Loss from operations .     $   (141)     $ (5,335)   $   (109)     $   (796)(1)   $ (6,381)

Identifiable assets ..     $ 12,425      $ 11,117    $    494      $ 33,512(2)    $ 57,548


                                            For the Three Months Ended
                                                  March 31, 1999
                                                  (In thousands)
                          --------------------------------------------------------------
                                                      Product
                           E-Solutions Driveoff.com Distribution   Corporate       Total
                           ----------- ------------ ------------   ---------       -----

Revenues from external
customers ............      $  3,091    $    707    $    659         $   --        $  4,457

Gross Profit .........      $    948    $    515    $    226         $   --        $  1,689

Income (Loss) from
operations............      $     92    $   (874)   $    110         $    (95)(1)  $   (767)

Identifiable assets ..      $  3,607    $  1,187    $    633         $ 13,966(2)   $ 19,393


(1) Corporate loss from operations represents depreciation expense.

(2) Corporate assets are those that are not directly identifiable to a particular segment and includes cash, cash equivalents, investments in debt securities, investments, property and equipment and prepaids and other assets.

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

DriveOff.com's revenue is primarily derived from the sale of leads generated by our CarWizard.com, LeaseSource.com and USWheels.com web sites. During the second quarter of 1999, we contributed substantially all of the assets associated with our DriveOff.com division to a new subsidiary, DriveOff.com, Inc. Currently, we receive revenue from marketing and service fees from the Internet Auto Dealer Marketing Alliance ("IADMA") and from financing and insurance preparation fees. Under the terms of our contract, all vehicle transactions generated by DriveOff.com will be delivered to IADMA member dealers in return for a monthly documentation fee. We are currently considering strategic alternatives for DriveOff.com, which may include an initial public offering, a spin-off, a joint venture or sale of all or a substantial portion of DriveOff.com to an unrelated third party or maintenance of our current ownership.

Our Product Distribution business generates revenue through the resale of third party software and hardware components, graphical printers and supplies. Since product distribution is not related to our core strategy, we expect that revenue from this business will become a smaller percentage of total revenue as our E-Solutions division and DriveOff.com continue to grow.

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


                              RESULTS OF OPERATIONS

                                                     For the Three Months
                                                       Ended March 31,
                                                       (In Thousands)
                                                  1999                   2000
                                                  ----                   ----
                                              (unaudited)            (unaudited)
     Revenue:
                E-solutions                      $3,091                $6,006
                DriveOff.com                        707                   254
                Product distribution                659                   297
                                                    ---                   ---

      Total revenue                              $4,457                $6,557
      Cost of revenue                             2,768                 3,385
                                                  -----                ------
      Gross profit                                1,689                 3,172

       Operating Expense:
                Product development                 741                 1,403
                General and administrative          980                 2,773
                Sales and marketing                 735                 5,377
                                                    ---                 -----
                                                  2,456                 9,553

        Loss from operations                      $(767)              $(6,381)


                RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                        For the Three Months
                                                          Ended March 31,
                                                    1999                 2000
                                                    ----                 ----
                                               (unaudited)           (unaudited)
      Revenue:
                 E-Solutions                       69.4%                91.6%
                 DriveOff.com                      15.9%                03.9%
                 Product distribution              14.7%                04.5%
                                                   -----                -----
       Total revenue                              100.0%               100.0%
       Cost of revenue                             62.1%                51.6%
                                                   -----                -----
       Gross profit                                37.9%                48.4%

        Operating Expense:
                 Product development               16.6%                21.4%
                 General and administrative        22.0%                42.3%
                 Sales and marketing               16.5%                82.0%
                                                   -----                -----
                                                   55.1%               145.7%

         Loss from operations                     (17.2)%              (97.3)%

Revenue for the three months ended March 31, 2000 increased 47.1% over the same period in 1999, from $4.5 million to $6.6 million. The increase was due to increased revenues from our E-Solutions business.

E-Solutions revenue for the three months ended March 31, 2000 increased 94.3% over for the same period in 1999, from $3.1 million to $6.0 million. The increase in E-Solutions revenue was primarily due to increased project size as we performed more complex and comprehensive solutions for our clients.

DriveOff.com revenue for the three months ended March 31, 2000 decreased 64.1% over the same period of 1999, from $707,000 to $254,000. The decrease in DriveOff.com revenue was a result of the Company's change from a lead based revenue model to its current sales model. Management made this change as it believes this model will meet customer needs more effectively.

Revenue from the Product Distribution division for the three months ended March 31, 2000, decreased by 54.9% over the same quarter of 1999, from $659,000 to $297,000. The decrease in sales was due to the Company's decision to focus less on product distribution and devote more resources to E-Solutions and DriveOff.com.

Gross profit for the three months ended March 31, 2000 increased $1.5 million or 87.8% over gross profit for the same period in 1999, from $1.7 million to $3.2 million. As a percent of revenue, gross margin increased from 37.9% to 48.4% as a result of a changing mix of sales. Our E-Solutions division's gross margin for the three months ended March 31, 2000 increased 15.9 percentage points over gross margin for the same period in 1999, from 30.7% to 46.6%. DriveOff.com's gross margin as a percentage of revenue for the three months ended March 31, 2000 decreased 11.9 percentage points from the same period in 1999, from 72.8% to 61.4%. The decrease in gross profit was the result of the new sales model employed by DriveOff.com.

Operating expenses for the three months ended March 31, 2000 were $9.6 million, or 145.7% of sales, compared with $2.5 million, or 55.1% of revenue, for the same period in 1999. The increase was the result of opening new regional offices and the expansion of the Company's main facility, along with increased sales and marketing expenses associated with the expansion of DriveOff.com

Product development costs were $1.4 million, or 21.4% of sales, for the three months ended March 31, 2000 compared to $741,000, or 16.6% of revenue, for the same period in 1999. The increase in expense is the result of increased work on the Company's e-commerce framework. Product development costs are projected to increase during the remainder of 2000 as we expand our product sets.

General and administrative expenses for the three months ended March 31, 2000 were $2.8 million, or 42.3% of revenue, compared to $980,000, or 22.0% of revenue, for the same quarter in 1999. General and administrative expenses increased as a percentage of revenue due to the expansion and development of the corporate infrastructure that can support future growth.

Sales and marketing expenses were $5.4 million, or 82.0% of revenue, for the three months ended March 31, 2000, compared to $735,000, or 16.5% of revenue, for the same period of 1999. The increase in sales and marketing expenses is the result of our efforts to expand brand recognition and is projected to increase in 2000 as we expand our marketing for our E-Solutions division and services provided by DriveOff.com.

Other income was $243,000 for the three months ended March 31, 2000, an increase of $238,000 from other income of $5,000 for the same period of 1999. The increase was a result of increased interest income from larger cash and cash equivalent balances in 2000.


LIQUIDITY AND CAPITAL RESOURCES

From our inception through March 31, 2000, we funded our operations primarily from the following sources:

     - equity investments through an initial public offering and a subsequent, public offering and private placements of our securities;
     -    revenues generated from operations;
     -    convertible debt obligations
     -    loans from principal shareholders and employees;
     -    lines of credit; and
     -    accounts receivable factoring arrangements made available by banks.

As of March 31, 2000, we had cash and cash equivalents of $18.8 million and net working capital of $38.2 million. This compares with cash and cash equivalents of $35.9 million and net working capital of $46.3 as of December 31, 1999.

Cash used in our operating activities totaled $9.2 million for the three months ended March 31, 2000, compared to $2.0 million for the same period of 1999. Cash used in our investing activities totaled $8.1 million for the three months ended March 31, 2000, compared with $63,000 for same period of 1999. Cash used in our investing activities during those periods consisted primarily of expenditures for property equipment and software, investment in short term marketable debt securities, capitalized software and the funding of notes receivable.

Cash provided by our financing activities was $263,000 during the three months ended March 31, 2000. That amount was raised primarily through the issuance of our common stock as a result of warrants and options being exercised. Cash provided by our financing activities was $14.9 million in the three months ended March 31, 1999.

Through March 31, 2000, the Company had a net operating loss of $24.6 million. The ability to utilize this net operating loss carry forward to offset future taxable income will be limited, possibly significantly, by certain provisions of the Internal Revenue Code of 1986, and, in particular, Section 382 of the Code relating to certain ownership changes of corporations which have losses. The Company believes that it is more likely than not that a significant portion of the benefits of these net operating loss carry forwards will not be realized. Accordingly, a valuation allowance has been recorded against the entire deferred tax asset in the Company's financial statements.

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

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. We do not typically enter into arrangements that would fall under the scope of SFAS 133 and thus, management believes that SFAS 133 will not significantly affect our financial condition and results of operations.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's second fiscal quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to restate its first quarter 2000 results to reflect a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position and results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). The Interpretation clarifies the application of APB No. 25 for certain issues related to equity based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. Management believes that FIN No. 44 will not have a significant impact on its financial statements.

FORWARD LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: our limited operating history; our incubation strategy; unknown liabilities associated with future acquisitions; availability of qualified personnel; ability to manage growth; changes in technology; future government regulations; ability to obtain additional financing; and other factors described in this Form 10-Q or in other of our filings with the Securities and Exchange Commission. We are under no obligation, to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and change in the market values of its investments.

INTEREST RATE RISK The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's borrowings and its investment portfolio. The Company has not used derivative financial instruments to hedge its interest rate risk. The Company invests its excess cash in high quality short-term corporate and municipal debt instruments and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. The Company has invested in $21.2 million of 3% fixed rate convertible debt.

INVESTMENT RISK The Company has equity investments in information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method since ownership is less than 20% and the Company does not assert significant influence. For the non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. The Company also invests in equity of primarily publicly-held, information technology companies for business and strategic purposes. Such investments, are subject to significant fluctuations in fair market value due to the volatility of the stock market.

Year 2000

We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000, we do not expect any significant impact to our ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized.

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

Item 1.  Legal Proceedings
None.

Item 2.  Changes in Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits.
          None

         (b)  Form 8-K
          None



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

                                           NAVIDEC, INC.



                                           By       /S/RALPH ARMIJO
                                                    Ralph Armijo
                                                    President and CEO

Date:  May 15, 2000


                                           By        /S/ PAT MAWHINNEY
                                                    Pat Mawhinney
                                                    Chief Financial Officer

Date: May 15, 2000