Form 10-Q
period 2000-06-30
NAVIDEC INC
filed 2000-08-14
CIK 1023734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2000.

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from January 1, 2000 to June 30, 2000.
------------------    ----------------------
Commission file number 0-29098



                                  NAVIDEC, INC.
             (Exact name of Registrant as specified in its charter)

                  COLORADO                                     33-0502730
                  (State or other                            (IRS Employer
                  jurisdiction of                            Identification No.)
                  incorporation)



   6399 S. Fiddler's Green Circle, Suite 300 Greenwood Village, Colorado 80111
                    (Address of principal executive offices)

                   Registrant's telephone number: 303-222-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 8, 2000, Registrant had 11,014,385 shares of common stock outstanding

                                  NAVIDEC, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION
===============================

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of June 30, 2000 and December 31, 1999

         Statements of Operations, three months and Six months ended June 30, 2000 and 1999

         Statements of Cash Flows,
         Six months ended June 30, 2000 and 1999

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                  NAVIDEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                     ASSETS

                                                                      December 31,    June 30,
                                                                          1999         2000
                                                                      ------------  ------------
                                                                                     (unaudited)

       CURRENT ASSETS:
           Cash and cash equivalents                                      $ 35,860    $ 13,278
           Investment in debt securities                                     9,855       7,396
           Accounts receivable, net of allowance for doubtful
            accounts of $307 and $669, respectively                          4,371       6,088
           Costs and estimated earnings in excess of billings                  148       3,631
           Inventory                                                           846         802
           Notes receivable                                                   --         2,200
           Prepaid expenses and other                                          885         498
                                                                          --------    --------
                   Total current assets                                     51,965      33,893

       PROPERTY EQUIPMENT AND SOFTWARE, net of accumulated
           depreciation of $1,508 and $3,348, respectively                   7,398      10,563

OTHER ASSETS:
           Goodwill and other intangibles, net of accumulated
           amortization of $244 and $386 respectively                        1,175       1,033
           Deferred financing costs less amortization of $45 and $40           901         237
           Investments                                                       3,199       4,172
           Investment in IADMA                                                 390         602
                                                                          --------    --------
                   Total other assets                                        5,665       6,044
                                                                          --------    --------
       TOTAL ASSETS                                                       $ 65,028    $ 50,500
                                                                          ========    ========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

       CURRENT LIABILITIES:
           Accounts payable                                               $  3,437    $  1,084
           Bank overdrafts                                                     149         185
           Accrued liabilities                                               1,692       1,021
           Current portion of capital lease obligations                        423         820
           Deferred revenue                                                   --           299
                                                                          --------    --------
                   Total current liabilities                                 5,701       3,409

       CAPITAL LEASE OBLIGATIONS, net of current portion                       356         766
       CONVERTIBLE DEBT OBLIGATIONS,
             net of unamortized discount of $1,324
             and $369, respectively                                         19,876       5,831

       MINORITY INTEREST                                                      --           844

       SHAREHOLDERS' EQUITY:
           Common stock, no par value, 20,000,000 shares authorized,
             10,855,000 and 11,014,000 shares issued and outstanding,
             respectively                                                   54,910      55,576
           Warrants for common stock                                         1,207       1,149
           Unrealized gain                                                     290         700
           Accumulated deficit                                             (17,312)    (17,775)
                                                                          --------    --------
                   Total shareholders' equity                               39,095      39,650
                                                                          --------    --------
       TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY                                   $ 65,028    $ 50,500
                                                                          ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                            STATEMENTS OF OPERATIONS
               (in thousands, except shares and per share amounts)
                                   (Unaudited)

                                                      For the Three Months          For the Six Months
                                                         Ended June 30,                Ended June 30,
                                                      1999           2000           1999            2000
                                                      ----           ----           ----            ----

REVENUE                                         $      3,776    $      7,648    $      8,233    $     14,205
COST OF REVENUE                                        2,247           3,862           5,016           7,289
                                                ------------    ------------    ------------    ------------
GROSS PROFIT                                           1,529           3,786           3,217           6,916

OPERATING EXPENSES
         Product development                             779           1,886           1,520           3,289
         General and administrative                    1,175           4,371           2,156           8,120
         Sales and marketing                           1,282           5,041           2,016           9,401
                                                ------------    ------------    ------------    ------------
               Total operating expenses                3,236          11,298           5,692          20,810
                                                ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                  (1,707)         (7,512)         (2,475)        (13,894)

         Other income, net                               107              92             113             335
         DriveOff.com debt conversion expense           --            (5,195)           --            (5,195)
         Gain on conversion of
         DriveOff.com debt to equity                    --            18,291            --            18,291
                                                ------------    ------------    ------------    ------------
TOTAL OTHER INCOME, NET                                  107          13,188             113          13,431
                                                ------------    ------------    ------------    ------------
NET INCOME (LOSS)                               $     (1,600)   $      5,676    $     (2,362)   $       (463)
                                                ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE
         Basic                                  $       (.22)    $       .52    $       (.37)   $       (.04)
         Diluted                                        (.22)            .49            (.37)           (.04)

WEIGHTED-AVERAGE COMMON SHARES:
         Basic                                    7,349,000      11,011,000       6,353,000      10,980,000
         Diluted                                  7,349,000      11,702,000       6,353,000      10,980,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            For the Six Months Ended
                                 (in thousands)
                                   (unaudited)

                                                                                         June 30,
                                                                                      1999        2000
                                                                                   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
                Net loss                                                           $ (2,362)   $   (463)
                Adjustments to reconcile net loss to net cash
                  used in operating activities-
                          Depreciation and amortization                                 257       2,162
                          Provision for bad debts                                        60         362
                          Conversion of Driveoff debt into equity                      --       (13,096)
                          Other                                                        --           109
                 Changes in operating assets and liabilities
                          Accounts receivable                                           327      (2,079)
                          Costs and estimated earnings in excess of billings            (11)     (3,483)
                          Inventory                                                     (99)         44
                          Restricted cash                                              (211)       --
                          Other assets                                                 (173)        387
                          Accounts payable                                           (1,270)     (2,353)
                          Bank overdraft                                               --            36
                          Deferred revenue                                             --           299
                          Accrued liabilities                                           148        (333)
                                                                                   --------    --------
                             Net cash used in operating activities                   (3,334)    (18,408)
                                                                                   --------    --------

            CASH FLOWS FROM INVESTING ACTIVITIES:
                Funding of notes receivable                                            --        (2,200)
                Capitalized software development costs                                 --        (1,078)
                Investment in IADMA                                                    --          (212)
                Sale of marketable debt securities                                     --         2,459
                Purchase of equity investments                                         --          (563)
                Purchases of property, equipment and software                          (581)     (3,119)
                                                                                   --------    --------
                             Net cash used in investing activities                     (581)     (4,713)
                                                                                   --------    --------

            CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from factoring of accounts receivable                          257        --
                Payments to factor                                                     (460)       --
                Proceeds from exercise of common stock, options and warrants         16,940         606
                Payments of capital leases obligations                                 (748)        (67)
                                                                                   --------    --------
                             Net cash provided by (used in) financing activities     15,989         539
                                                                                   --------    --------

            NET INCREASE (DECREASE) IN CASH
            AND CASH EQUIVALENTS                                                     12,074     (22,582)

            CASH AND CASH EQUIVALENTS, beginning of period                              711      35,860
                                                                                   --------    --------

            CASH AND CASH EQUIVALENTS, end of period                               $ 12,785    $ 13,278
                                                                                   --------    --------

            SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                Cash paid for interest                                             $     57    $    115
                Equipment acquired under capital leases                                 300         875

The accompanying notes to consolidated financial statements are an integral part of these statements

                          NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

The unaudited financial statements and related notes to the financial statements presented herein have been prepared by the management of Navidec, Inc. and subsidiary (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements were prepared in accordance with the accounting policies used in the preparation of the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and should be read in conjunction with such financial statements and notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim period presented have been made.

(2) CONVERTIBLE DEBT OBLIGATIONS AND SHAREHOLDERS' EQUITY

On September 30, 1999, WFC Holdings Corporation ("WFC"), a subsidiary of Wells Fargo & Company, made an investment of $25 million in the Company and DriveOff.com. Wells Fargo purchased 380,000 shares of the Company's common stock for $3,800,000 or $9.25 per share and received a note for $6,200,000 that is convertible into 701,081 shares of the Company's common stock. For its $15 million investment in DriveOff.com, WFC received a note convertible into 3.2 million shares (representing twenty percent of DriveOff.com's common stock outstanding as of the closing of the transaction). WFC also received a five-year warrant for an additional 160,000 shares of DriveOff.com, exercisable one year after the transaction's closing at $6.5625 per share. The Company and DriveOff.com received the $25 million investment on October 4, 1999.

On June 30, 1999, WFC converted the note into 3.2 million common shares of DriveOff.com at $4.69 per share.

Warrants and Options Exercised and Redeemed in 2000

During the first six months of 2000, the Company had 21,000 warrants exercised resulting in net proceeds of $96,000 and 139,000 employee options exercised resulting in $510,000.

(3) COMPREHENSIVE INCOME

Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive income (loss) for the three months ended June 30, 1999 and 2000 was ($1,600,000) and $6,037,000, respectively.
Comprehensive loss for the six months ended June 30, 1999 and 2000 was (2,362,000) and (53,000), respectively.

(4) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of SFAS 133 and thus, management believes that SFAS 133 will not significantly affect the Company's financial condition and results of operations.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's fourth fiscal quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to restate its first quarter 2000 results to reflect a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position and results of operations.

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

(5) Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings as of June 30, 2000 is comprised of the following:

             Costs incurred on contracts in progress       $1,375,000
             Estimated earnings                             2,256,000
                                                           ----------
                                                            3,631,000
             Less progress billings                                --
                                                           ----------
                                                           $3,631,000
                                                           ==========

(6) INVENTORIES

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

A reconciliation of the shares used for basic and diluted per share computations follows:

                                        3 Months Ended
                                        June 30, 2000

     Weighted average shares              11,011,000
     Stock options and warrants              691,000
                                          ----------
     Diluted shares                      11,702,000
                                          ==========

The Company has excluded the weighted average effect (using the treasury stock method) of common stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share for the six months ended June 30, 2000 and all periods in fiscal 1999 as the effect of all such securities is anti-dilutive for all periods presented. Potential common shares excluded because their effect was anti-dilutive are as follows:

                                        3 Months Ended        6 Months Ended
                                           6/30/99          6/30/99     6/30/00

     Potential shares dilutive             856,000          836,000     964,000

(8) SEGMENT REPORTING

The Company operates in three different segments: eSolutions, DriveOff.com ("Automotive") and Product Distribution. Management has chosen to organize the Company around these segments based on differences in products and services.

ESolutions provides custom solutions, including the architecture, design, development and integration of high tech solutions, utilizing web technology. DriveOff.com provides total automotive solutions through its web sites, in addition to providing custom solutions to companies in or with relationships in the automotive industry. Product Distribution provides the resale and configuration of third party software and hardware components, graphical printers and supplies.

Segment operations are measured consistent with the accounting policies used in these consolidated financial statements.

The following provides information on the Company's segments (unaudited):

                             For the Three Months Ended
                                   June 30, 2000
                                   (in thousands)
                        -----------------------------------
                                                 Product
                        eSolutions  Automotive Distribution  Corporate      Total
                        ----------  ---------- ------------  ---------      -----
Revenues from external
customers                $  7,045    $    261    $    342    $   --         $  7,648

Loss from operations     $ (1,452)   $ (4,918)   $   (152)   $   (990)(1)   $ (7,512)

Identifiable assets      $  9,849    $  6,785    $    194    $ 33,672(2)    $ 50,500


                             For the Three Months Ended
                                   June 30, 1999
                                   (in thousands)
                        -----------------------------------
                                                 Product
                        eSolutions  Automotive Distribution  Corporate      Total
                        ----------  ---------- ------------  ---------      -----
Revenues from external
customers                $  2,510    $    875    $    391    $   --         $  3,776

Loss from operations     $   (450)   $   (964)   $   (131)   $   (162)(1)   $ (1,707)

Identifiable assets      $  1,565    $    622    $    708    $ 15,175(2)    $ 18,070

                             For the Six Months Ended
                                   June 30, 2000
                                   (in thousands)
                        -----------------------------------
                                                 Product
                        eSolutions  Automotive Distribution  Corporate      Total
                        ----------  ---------- ------------  ---------      -----
Revenues from external
customers                $ 13,051    $    516    $    638    $   --         $ 14,205

Loss from operations     $ (1,593)   $(10,252)   $   (261)   $ (1,788)(1)   $(13,894)

Identifiable assets      $  9,849    $  6,785    $    194    $ 33,672(2)    $ 50,500

                             For the Six Months Ended
                                   June 30, 1999
                                   (in thousands)
                        -----------------------------------
                                                 Product
                        eSolutions  Automotive Distribution  Corporate      Total
                        ----------  ---------- ------------  ---------      -----
Revenues from external
customers                $  5,601    $  1,582    $  1,050    $   --         $  8,233

Loss from operations     $   (358)   $ (1,838)   $    (22)   $   (257)(1)   $ (2,475)

Identifiable assets      $  1,565    $    622    $    708    $ 15,175(2)    $ 18,070


(1) Corporate loss from operations represents depreciation expense.

(2) Corporate assets are those that are not directly identifiable to a particular segment and includes cash, restricted cash, property and equipment and prepaids and other assets.

(9) ISSUANCE OF SHARES FOR DRIVEOFF.COM

On June 30, 2000 WFC converted its promissory note with a carrying value of $14,177,000, plus accrued but unpaid interest of $338,000 into 3,200,000 shares of DriveOff.com. common stock at $4.69 per share. In connection with the transaction, Drive-off.com issued 1,107,645 additional shares of its common stock to WFC as an inducement to convert the subordinated debt into common stock. The fair value of the additional shares, estimated at $5,195,000, has been expensed in the accompanying statement of operations for the three months ended June 30, 2000.

The Company recognizes gains and losses from the sale of stock by its subsidiaries and equity method investees in its statements of operations when realization of the gain is reasonably assured. The conversion of the Drive-off.com debt into equity resulted in a pre-tax gain of $18.3 million.


(10)     SUBSEQUENT EVENTS

On August 2, 2000, the Company entered into a definitive agreement to sell all of its outstanding shares of DriveOff.com and its interest in the IADMA for $95 million, comprised of CarPoint Inc. common stock and the assumption of certain liabilities. The Investment in DriveOff.com is primarily comprised of accounts receivable, fixed assets and accounts payable. The amount received will be recorded in the third quarter of fiscal 2000 and will result in a gain for the Company.

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

Currently, we derive revenue from three divisions: eSolutions, DriveOff.com and product distribution. The majority of our eSolutions revenue is generated from fixed-price, fixed-time contracts. We consider many factors in developing the fixed-price and fixed-time of a contract, including the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. Since most of our solutions are delivered within a 90 to 120 day time frame, revenue is recognized using percentage-of-completion accounting based on the ratio of direct costs incurred as compared to the estimated total direct costs needed to complete the engagement. We plan to expand our E-solutions services offerings to incorporate applications management and hosting services, which will generate recurring revenues.

DriveOff.com's revenue is primarily derived from the sale of leads generated by our CarWizard.com, LeaseSource.com and USWheels.com web sites. During the second quarter of 1999, we contributed substantially all of the assets associated with our DriveOff division to a new subsidiary, DriveOff.com, Inc. Currently, we receive revenue from marketing and service fees from the IADMA (Internet Auto Dealers Marketing Association) and from financing and insurance preparation fees. Under the terms of our contract, all vehicle transactions generated by DriveOff.com will be delivered to IADMA member dealers in return for a monthly documentation fee. In August of 2000, we signed a definitive letter of Intent with Carpoint for the sale of DriveOff.com

Our product distribution business generates revenue through the resale of third party software and hardware components, graphical printers and supplies. Since product distribution is not related to our core strategy, we expect that revenue from this business will become a smaller percentage of total revenue as our E-Solutions division continues to grow.

Our operating expenses consist of product development, general and administrative and sales and marketing. Product development expenses include salaries and out-of-pocket expenses incurred in developing new technologies for our own use and for future customer applications generally, as opposed to customer-specific development expenses. General and administrative expenses consist primarily of salary and benefit expenses for our employees. It also includes lease expenses associated with our office facility and various equipment. Sales and marketing expenses include advertising costs, costs associated with participation in trade shows and related travel expenses.

                              RESULTS OF OPERATIONS
                                 (in thousands)

                                              For the Six Months Ended June 30,
                                              1999                         2000
             ------------------------------------------------------------------
                                           (unaudited)               (unaudited)
   Revenue:
                E-solutions                   $5,601                   $13,051
                DriveOff                       1,582                       516
                Product distribution           1,050                       638
                                               -----                       ---
    Total revenue                              8,233                    14,205
    Cost of revenue                            5,016                     7,289
                                               -----                    ------
    Gross profit                               3,217                     6,916

     Operating Expense:
      Product development                      1,520                     3,289
      General and administrative               2,156                     8,120
      Sales and marketing                      2,016                     9,401
                                               -----                     -----
      Total operating expense                  5,692                    20,810

      Loss from operations                   $(2,475)                 $(13,894)


                       RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                               For the Six Months Ended June 30,
                                               1999                         2000
             -------------------------------------------------------------------
                                            (unaudited)              (unaudited)
Revenue:
                 E-solutions                   68.0%                     91.9%
                 DriveOff                      19.2%                     03.6%
                 Product distribution          12.8%                     04.5%
                                               -----                     -----
     Total revenue                            100.0%                    100.0%
     Cost of revenue                           60.9%                     51.3%
                                               -----                     -----
     Gross profit                              39.1%                     48.7%

      Operating Expense:
       Product development                     18.4%                     23.2%
       General and administrative              26.2%                     57.1%
       Sales and marketing                     24.5%                     66.2%
                                               -----                     -----
       Total operating expense                 69.1%                    146.5%
       Loss from operations                   (30.0)%                   (97.8)%


Revenue for the six months ended June 30, 2000 increased 72.5% over the same period in 1999, from $8.2 million to $14.2 million. Revenue for the three months ended June 30, 2000 increased by 102.5% over the same period in 1999, from $3.8 million to $7.6 million. The increase was due to increased revenues from E-solutions.

E-solutions revenue for the six months ended June 30, 2000 increased 133.0% over for the same period in 1999, from $5.6 million to $13.1 million. E-solutions revenue for the three months ended June 30, 2000 increased by 180.7% over the same period in 1999, from $2.5 million to $7.0 million. The increase in E-solutions was the result of more project clients, more project per client and primarily due to increased project size as we performed more complex and comprehensive solutions for our clients.

DriveOff revenue for the six months ended June 30, 2000 decreased 67.4% over the same period of 1999, from $1.6 million to $516,000. For the same period in 1999, DriveOff revenue for the three months ended June 30, 2000 decreased 70.0%, from $875,000 million to $262,000. The decrease in DriveOff revenue was a result of the Company's change from a lead based revenue model to its current sales model. Management made this change as it believes this model will meet customer needs more effectively. With the sale of DriveOff.com the company will no longer recognize revenues from this entity after final closing which is expected to close during the third quarter.

Revenue from the product distribution division for the six months ended June 30, 2000, decreased by 39.2% over the same period in 1999, from $1.1 million to $638,000. For the three months ended June 30, product distribution division revenue decreased 12.5%, from $391,000 in 1999 to $342,000 in 2000. The decrease in sales was due to the Company's decision to focus less on product distribution and devote more resources to E-solutions.

Gross profit for the six months ended June 30, 2000 increased $3.7 million or 115.0% over gross profit for the same period in 1999, from $3.2 million to $6.9 million. As a percent of revenue, gross margin increased from 39.1% to 48.7% as a result of a changing mix of sales. Our E-solutions division's gross margin for the six months ended June 30, 2000 increased 18.5 percentage points over gross margin for the same period in 1999, from 30.0% to 48.5%. The DriveOff' division's gross margin for the six months ended June 30, 2000 increased 5.5 percentage points from the same period in 1999, from 79.4% to 84.9%. Gross profit for the three months ended June 30, 2000 increased 147.6% over gross profit for the same period in 1999, from $1.5 million to $3.8 million. As a percent of sales, gross margin for the three months ended June 30, increased from 40.5% in 1999 to 49.5% in 2000. Our E-solutions division's gross margin for the three months ended June 30, 2000 increased 384.1% over gross margin for the same period in 1999, from $730,000 to $3.5 million. Our DriveOff' division's gross margin for the three month ended June 30, 2000 decreased 69.5% from the same period in 1999, from $742,000 to $226,000. The decrease in gross profit was the result of lower sales due to the startup nature of the new model employed by DriveOff.com .

Operating expenses for the six months ended June 30, 2000 were $20.8 million, or 146.5% of sales, compared with $5.7 million, or 69.1% of sales, for the same period in 1999. Operating expenses for the three months ended June 30, 2000 were $11.3 million, or 147.7% of sales, compared with $3.2 million, or 85.7% of sales, for the same period in 1999.

Product development costs were $3.3 million, or 23.2% of sales, for the six months ended June 30, 2000 compared to $1.5 million, or 18.4% of sales, for the same period 1999. Product development costs were $1.9 million, or 24.7% of sales, for the three months ended June 30, 2000, compared to $779,000, or 20.6% of sales, for the same period in 1999. Product development costs are projected to increase during the remainder of 2000 as we expand our product sets.

General and administrative expenses for the six months ended June 30, 2000 were $8.1 million, or 57.1% of sales, compared to $2.2 million, or 26.2% of sales, for the same period in 1999. General and administrative expenses for the three months ended June 30, 2000 were $4.4 million, or 57.2% of sales, compared to $1.2 million, or 31.1% of sales, compared to the same period in 1999. General and administrative expenses increased as a percentage of sales due to the expansion and development of the corporate infrastructure that can support future growth.

Sales and marketing expenses were $9.4 million, or 66.2% of sales, for the six months ended June 30, 2000, compared to $2.0 million, or 24.5% of sales, for the same period of 1999. Sales and marketing expenses were $5.0 million, or 65.9% of sales, for the three months ended June 30, 2000, compared to $1.3 million, or 34.% of sales, for the same period in 1999. The increase in sales and marketing expenses is the result of our efforts to expand brand recognition and is projected to increase in 2000 as we expand our marketing for our E-solutions division and services provided by DriveOff.com.

Other income was $335,000 for the six months ended June 30, 2000, an increase of $222,000 from other income of $113,000 for the same period of 1999. Other income was $92,000 for the three months ended June 30, 2000, a decrease from other income of $107,000 for the same period of 1999. This was a result of increased interest income from larger cash balances and interest expense on the WFC notes in 2000.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through June 30, 2000, we funded our operations primarily from the following sources:

- equity investments through an initial public offering and subsequent public and private placements of our securities;
-    revenues generated from operations;
-    loans from principal shareholders and employees;
-    lines of credit; and
-    accounts receivable factoring arrangements made available by banks.

As of June 30, 2000, we had cash and cash equivalents of $13.3 million and net working capital of $30.5 million. This compares with cash and cash equivalents of $35.9 million and net working capital of $46.3 as of December 31, 1999.

Cash used in our operating activities totaled $18.4 million for the six months ended June 30, 2000 and, $3.3 million for the same period of 1999. Cash was principally used to fund operating losses of $13.9 million and to fund a $5.6 million increase in billed and unbilled receivables. Cash used in our investing activities totaled $4.7 million for the six months ended June 30, 2000, compared with $581,000 for same period of 1999. Cash used in our investing activities during fiscal 2000 consisted primarily of expenditures for property and equipment and capitalized software, offset by proceeds of 2.5 million from the sale of marketable debt securities.

Cash provided by our financing activities was $539,000 during the six months ended June 30, 2000. The additional cash provided was raised primarily through the issuance of our common stock as a result of warrants and options being exercised. Cash provided by our financing activities was $15.9 million in the six months ended June 30, 1999 which principally consisted of $17 million in proceeds from our warrant call, offset by $951,000 in net debt reductions.

On June 30, 2000, WFC converted debt in Drive-off.com with a carrying value of $14.27 million and accrued but unpaid interest of $338,000 into 3,200,000 shares of common stock. An additional 1,107,645 common shares of Drive-off.com with a fair value of $5.2 million was issued to WFC as an inducement to convert the debt.

Through June 30, 2000 the Company had net operating loss carry forwards of $30.9 million. The ability to utilize these net operating loss carry forwards to offset future taxable income will be limited, possibly significantly, by certain provisions of the Internal Revenue Code of 1986, and, in particular, Section 382 of the Code relating to certain ownership changes of corporations which have losses. The Company believes that it is more likely than not that these net operating loss carry forwards (i.e., tax assets) will not be realized. Accordingly, a valuation allowance has been recorded against the entire deferred tax asset in the Company's financial statements.

We believe that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST  RATES

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and by policy are adverse to principal loss. As of June 30, 2000, our investments consisted of short-term money market funds and commercial paper.

Our interest expense is sensitive to changes in the general level of U.S. interest rates. Our debt is fixed rate in nature and mitigates the impact of fluctuations in interest rates. The fair value of our debt approximates the carrying amount at

June 30, 2000. We believe the potential effects of near-term changes in interest rates on our fixed rate debt is not material.

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

                                          NAVIDEC, INC.



                                          By       /S/RALPH ARMIJO
                                                   Ralph Armijo
                                                   President and CEO

Date:  August 14, 2000


                                          By       /S/ PAT MAWHINNEY
                                                   Pat Mawhinney
                                                   Chief Financial Officer

Date: August 14, 2000