Form 10-Q
period 2000-09-30
NAVIDEC INC
filed 2000-11-14
CIK 1023734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from January 1, 2000 to September 30, 2000.
                                --------------    ------------------
Commission file number 0-29098



                                  NAVIDEC, INC.
             (Exact name of Registrant as specified in its charter)

                  COLORADO                           33-0502730
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

As of November 10, 2000, Registrant had 11,024,385 shares of common stock outstanding

                                  NAVIDEC, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION
===============================

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of September 30, 2000 and December 31, 1999

         Statements of Operations, Three and Nine months ended September 30, 2000 and 1999

         Statements of Cash Flows,
         Nine months ended September 30, 2000 and 1999

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

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                  NAVIDEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                               ASSETS
                                                                          December 31,     September 30,
                                                                             1999               2000
                                                                        ---------------    ---------------
                                                                                             (unaudited)
       CURRENT ASSETS:
           Cash and cash equivalents                                    $        35,860    $         5,037
           Investment in debt securities                                          9,855              6,712
           Accounts receivable, net of allowance for doubtful
            accounts of $307 and $669, respectively                               4,371              6,822
           Costs and estimated earnings in excess of billings                       148              2,655
           Inventory                                                                846                566
           Notes receivable                                                          --              3,700
           Prepaid expenses and other                                               885                314
                                                                        ---------------    ---------------
                   Total current assets                                          51,965             25,806

       PROPERTY EQUIPMENT AND SOFTWARE, net of accumulated
           depreciation of $1,508 and $2,864, respectively                        7,398              6,308

       OTHER ASSETS:
           Goodwill and other intangibles, net of accumulated
           amortization of $244 on December 31, 1999                              1,175                 --
           Deferred financing costs less amortization of $45 and $53                901                224
           Investments                                                            3,199              4,195
           Investment in Carpoint                                                    --             56,670
           Investment in IADMA                                                      390                 --
           Other                                                                     --                142
                                                                        ---------------    ---------------
                   Total other assets                                             5,665             61,231
                                                                        ---------------    ---------------
       TOTAL ASSETS                                                     $        65,028    $        93,345
                                                                        ===============    ===============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES:
           Accounts payable                                             $         3,437    $           884
           Bank overdrafts                                                          149                 --
           Accrued liabilities                                                    1,692                884
           Current portion of capital lease obligations                             423                820
           Current portion of notes payable                                          --                180
           Deferred revenue                                                          --                508
            Other                                                                    --              1,458
                                                                        ---------------    ---------------

                   Total current liabilities                                      5,701              4,734

       CAPITAL LEASE OBLIGATIONS, net of current portion                            356                766
       CONVERTIBLE DEBT OBLIGATIONS
             net of unamortized discount of $1,324
             and $369, respectively                                              19,876              5,854
        OTHER                                                                        --              5,667
        DEFERRED INCOME TAXES                                                        --              9,839
        NOTES PAYABLE, NET OF CURRENT PORTION                                        --                720

       SHAREHOLDERS' EQUITY:
           Common stock, no par value, 20,000,000 shares authorized,
             10,855,000 and 11,024,000 shares issued and outstanding,
             respectively                                                        54,910             54,236
           Warrants for common stock                                              1,207              1,149
           Accumulated other comprehensive income                                   290              1,284
           Retained earnings (accumulated deficit)                              (17,312)             9,096
                                                                        ---------------    ---------------
                   Total shareholders' equity                                    39,095             65,765
                                                                        ---------------    ---------------
       TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY                                 $        65,028    $        93,345
                                                                        ===============    ===============

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                            STATEMENTS OF OPERATIONS
               (in thousands, except shares and per share amounts)
                                   (Unaudited)

                                                      For the Three Months            For the Nine Months
                                                      Ended September 30,             Ended September 30,
                                                      1999            2000            1999            2000
                                                  ------------    ------------    ------------    ------------

REVENUE                                           $      4,473    $      8,641    $     12,706    $     22,845
COST OF REVENUE                                          2,442           4,274           7,457          11,558
                                                  ------------    ------------    ------------    ------------
GROSS PROFIT                                             2,031           4,367           5,249          11,287

OPERATING EXPENSES
         DriveOff.com operating expenses                 2,705           4,708           5,782          14,812
         Product development                               164           1,467             803           5,114
         General and administrative                      1,212           1,977           2,574           6,487
         Sales and marketing                               337           2,221             951           4,773
                                                  ------------    ------------    ------------    ------------
               Total operating expenses                  4,418          10,373          10,110          31,186


LOSS FROM OPERATIONS                                    (2,387)         (6,006)         (4,861)        (19,899)

OTHER INCOME (EXPENSE)
         Other income, net                                 105             218             218             564
         DriveOff.com debt conversion incentive
                   Payment                                  --              --              --          (5,195)
         Gain on Sale of DriveOff.com                       --          43,692              --          43,692
         Write down of Investments                          --          (1,206)             --         (1,206)
         Gain on issuance of
         DriveOff.com equity                                --              --              --          18,291
                                                  ------------    ------------    ------------    ------------
               Total other income, net                     105          42,704             218          56,146

NET INCOME (LOSS) BEFORE TAX                            (2,282)         36,698          (4,643)         36,247
PROVISION FOR INCOME TAXES                                  --           9,839              --           9,839
                                                  ------------    ------------    ------------    ------------
NET INCOME (LOSS) AFTER TAX                       $     (2,282)   $     26,859    $     (4,643)   $     26,408
                                                  ============    ============    ============    ============

NET INCOME (LOSS) AFTER TAX
     PER SHARE, BASIC                             $       (.31)   $       2.44    $       (.69)   $       2.40
NET INCOME (LOSS) AFTER TAX
     PER SHARE, DILUTED                           $       (.31)   $       2.19    $       (.69)   $       2.11
                                                  ============    ============    ============    ============

WEIGHTED-AVERAGE
COMMON SHARES OUTSTANDING,
BASIC                                                7,433,000      11,014,000       6,717,000      10,994,000
DILUTED                                              7,433,000      12,312,000       6,717,000      12,600,000



   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                       Exhibit A

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            For the Nine Months Ended
                                 (in thousands)
                                   (unaudited)

                                                                           September 30,
                                                                          1999          2000
                                                                       ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                                                  $   (4,643)   $   26,408
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities-
              Depreciation and amortization                                   444         1,567
              Provision for bad debt                                           80           362
              Provision for differed income taxes                              --         9,194
              Gain on sale of DriveOff.com                                     --       (56,788)
              Write down of investments                                        --         1,206
              Non Cash Interest Expense                                        --           258
     Changes in operating assets and liabilities
              Accounts receivable                                             361        (2,813)
              Costs and estimated earnings in excess of billings                2        (2,507)
              Inventory                                                      (131)          280
              Other assets                                                   (863)          429
              Accounts payable, accruals and other                           (644)       (1,903)
              Bank overdraft                                                   --          (149)
              Deferred revenue                                                 --           508
                                                                       ----------    ----------
     Net cash used in operating activities                                 (5,394)      (23,948)
                                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Funding of for notes receivable                                            --        (3,700)
    Proceeds from the sale of marketable debt securities                       --         3,143
    Purchase of investments                                                    --          (563)
    Purchases of property, equipment and software                          (2,570)       (5,349)
    Other                                                                      --          (565)
                                                                       ----------    ----------
                 Net cash used in investing activities                     (2,570)       (7,034)
                                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from factoring of accounts receivable                            257            --
    Payments to factor                                                       (460)           --
    Proceeds from exercise of common stock, options and warrants           17,158          (674)
    Proceeds from borrowing                                                    --           900
    Payments of capital leases obligations                                   (706)          (67)
                                                                       ----------    ----------
                 Net cash provided by (used in) financing activities       16,249           159
                                                                       ----------    ----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                        8,285       (30,823)

CASH AND CASH EQUIVALENTS, beginning of period                                711        35,860
                                                                       ----------    ----------

CASH AND CASH EQUIVALENTS, end of period                               $    8,996    $    5,037
                                                                       ----------    ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                          $       88    $      189

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

(2) CONVERTIBLE DEBT OBLIGATIONS AND SHAREHOLDERS' EQUITY

On September 30, 1999, WFC Holdings Corporation ("WFC"), a subsidiary of Wells Fargo & Company, made an investment of $25 million in the Company and DriveOff.com. Wells Fargo purchased 380,000 shares of the Company's common stock for $3,800,000 or $9.25 per share and received a note for $6,200,000 that is convertible into 701,081 shares of the Company's common stock. For its $15 million investment in DriveOff.com, WFC received a note convertible into 3.2 million shares (representing 20% of DriveOff.com's common stock outstanding as of the closing of the transaction). WFC also received a five year warrant for an additional 160,000 shares of DriveOff.com, exercisable one year after the transaction's closing at $6.5625 per share. The Company and DriveOff.com received the $25 million investment on October 4, 1999.

On June 30, 2000, WFC converted the $14,177,000 note, including accrued interest of $338,000 and deferred offering costs of $574,000, into common shares of DriveOff.com. This transaction was accounted for under Staff Accounting Bulletin ("SAB") No. 51, "Accounting by the Parent in Consolidation for Sale of Stock by Subsidiary" (See Note 9).

Warrants and Options Exercised and Redeemed in 2000

During the first nine months of 2000, the Company had 21,000 warrants exercised resulting in net proceeds of $97,000 and 149,000 employee options exercised resulting in net proceeds of $572,000.

(3) COMPREHENSIVE INCOME

Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive losses for the three and nine month periods ended September 30, 1999 and 2000 were:

                                        3 months                  9 months
                                   1999          2000         1999          2000
                               ----------    ----------   ----------    ----------
Net income (loss)              $   (2,282)   $   26,859   $   (4,643)   $   26,408
Unrealized gain net of taxes           --           584           --           994
Translation adjustment                 --            --           --            --
                               ----------    ----------   ----------    ----------
Comprehensive income (loss)    $   (2,282)   $   27,443   $   (4,643)   $   27,402
                               ==========    ==========   ==========    ==========

(4) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of SFAS 133 and thus, management believes that SFAS 133 will not significantly affect the Company's financial condition and results of operations.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's fourth fiscal quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to restate its first quarter 2000 results to reflect a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company has reviewed SAB 101 and believes that the adoption of SAB
101 will not have a significant impact on its financial position and results of operations.

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

(5) COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings as of September 30, 2000 are comprised of the following:

                                     Costs incurred on contracts in progress   $1,115,000
                                     Estimated earnings                         1,540,000
                                                                               ----------
                                                                                2,655,000

                                     Less progress billings                          --
                                                                               ----------
                                                                               $2,655,000
                                                                               ==========

(6) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of products held for resale and use in on-line solutions.

(7) NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net loss available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.

A reconciliation of the shares used for basic and diluted per share computations follows:


                                            For the Three Months Ended                For the Nine Months Ended
                                                 September 30, 2000                       September 30, 2000
                                     --------------------------------------      ------------------------------------
                                        Income          Shares     Per Share       Income        Shares      Per Share
                                      (Numerator)   (Denominator)   Amount       (Numerator)  (Denominator)   Amount
                                      -----------   -------------  ---------     -----------  -------------  ---------
Basic EPS
Net income                            $26,859,000     11,014,000    $  2.44      $26,408,000   11,014,000     $  2.40
                                                                    =======                                   =======
Effect of Dilutive Securities
Covertible debt                            43,000        701,000                     128,000      701,000
Stock options                                            554,000                                  793,000
Warrants                                                  43,000                                   92,000
                                      -----------    -----------                 -----------   ----------
Dilutive EPS
Net income plus assumed conversions   $26,902,000     12,312,000    $  2.19      $26,536,000   12,600,000     $  2.11
                                      ===========    ===========    =======      ===========   ==========     =======

The Company has excluded the weighted average effect (using the treasury stock method) of common stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share for the all periods in fiscal 1999 as the effect of all such securities is anti-dilutive for all periods presented. Potential common shares excluded because their effect was anti-dilutive are as follows:

As of the 3 Months and 9 Months Ended 9/30/99, potential dilutive shares were 848,000 and 819,000, respectively. Potential dilutive shares excluded because the exercise price was greater than the average stock price for the period was 428,000 and 273,000 for the three and nine month periods ended September 30, 2000.

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


The following provides information on the Company's segments (unaudited):

                                                            For the Three Months Ended
                                                                September 30, 2000
                                                                   (in thousands)
                            ---------------------------------------------------------------------------------------------
                                                                       Product
                              eSolutions           Automotive        Distribution        Corporate              Total
                              ----------           ----------        ------------        ---------              -----
Revenues from external
customers ............          $  8,248           $    198           $    195           $   --                $  8,641

Loss from operations .          $   (917)          $ (4,538)          $    (91)          $   (460)(1)          $ (6,006)

Identifiable assets ..          $ 15,835           $   --             $    516           $ 76,994(2)           $ 93,345

                                                              For the Three Months Ended
                                                                 September 30, 1999
                                                                   (in thousands)
                               ------------------------------------------------------------------------------------------
                                                                    Product
                                eSolutions        Automotive        Distribution         Corporate              Total
                                ----------        ----------        ------------         ---------              -----

Revenues from external
customers ............          $  3,209           $    796           $    468           $   --                $  4,473

Loss from operations .          $    (33)          $ (2,156)          $    (37)          $   (161)(1)          $ (2,387)

Identifiable assets ..          $ 12,052           $ 18,453           $    667           $ 11,459(2)           $ 42,631

                                                              For the Nine Months Ended
                                                                 September 30, 2000
                                                                  (in thousands)
                                --------------------------------------------------------------------------------------
                                                                    Product
                                eSolutions        Automotive        Distribution         Corporate              Total
                                ----------        ----------        ------------         ---------              -----

Revenues from external
customers ............          $ 21,299           $    713           $    833           $   --                $ 22,845

Loss from operations .          $ (2,511)          $(15,469)          $   (352)          $ (1,567)(1)          $(19,899)

Identifiable assets ..          $ 15,835           $   --             $    516           $ 76,994(2)           $ 93,345

                                                            For the Nine Months Ended
                                                               September 30, 1999
                                                                (in thousands)
                                --------------------------------------------------------------------------------------
                                                                    Product
                               eSolutions         Automotive        Distribution         Corporate               Total
                               ----------         ----------        ------------         ---------               -----

Revenues from external
customers ............          $  8,810           $  2,378           $  1,518           $   --                $ 12,706

Loss from operations .          $   (390)          $ (3,994)          $    (59)          $   (418)(1)          $ (4,861)

Identifiable assets ..          $ 12,052           $ 18,453           $    667           $ 11,459(2)           $ 42,631

(1) Corporate loss from operations represents depreciation expense.

(2) Corporate assets are those that are not directly identifiable to a particular segment and includes cash, restricted cash, property and equipment and prepaids and other assets.

(9) DRIVEOFF.COM

DriveOff.com is a provider of total online direct automotive solutions. The following is summarized financial information of DriveOff.com for the two years ended December 31, 1999 and 1998, and the nine months ended September 30, 2000.

                                           December 31,                        Nine Months
                              -----------------------------------                Ended
                                  1998                    1999               Sept 30, 2000
                              ------------           -----------            ------------
                                                                              (unaudited)
Net sales                     $    939,000           $  3,277,000           $    713,000

Loss from operations          $ (2,151,000)          $ (7,338,000)          $(14,200,000)

On June 30, 2000, WFC converted its promissory note with a carrying value of $14,177,000 with accrued interest of $338,000 and deferred offering costs of $574,000 for 4,307,645 shares of DriveOff.com. The transaction was converted at $4.69 per share. Prior to the transaction, Navidec owned 100% of the outstanding shares, and subsequent to the transaction, Navidec owned 74.8% of the outstanding shares.

The Company recognizes gains and losses from the sale or issuance of stock by its subsidiaries and equity method investees in its statements of operations. The increase in the Company's proportionate share of DriveOff.coms net assets as a result of these transactions resulted in a pretax gain of $18 million for the Company in the second quarter of 2000. Because DriveOff.com issued 1,107,645 additional shares to Wells Fargo as incentive to convert their outstanding note, a charge of $5,195,000 was also recorded in connection with the conversion during the second quarter on 2000.

On September 30, 2000, the Company sold 100% of its remaining interest in DriveOff.com for 13,308,300 shares (8.38%) of CarPoint Inc, a company valued at approximately $650 million. The sale of DriveOff.com resulted in a pretax gain of $43.7 million. The investment in Carpoint will be accounted for under the cost method and the results of DriveOff.com will no longer be included in the Company's statements of operations.


(10) SUBSEQUENT EVENTS

On October 12, 2000, the Board of Directors of Navidec, Inc authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock. As of November 13, 2000 the Company had purchased 72,000 shares at an average price of $4.81 and retired them in accordance with Colorado State Law.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a provider of innovative ebusinesses solutions and services. We provide eSolutions and services to a wide range of customers, from start-up enterprises to Fortune 1000 businesses. Our services enable our customers to transform their Internet operations from a basic web presence into an integrated ebusiness.

We were organized in July 1993 as a value added reseller of computer products under the name ACI Systems, Inc. In July 1996, we merged with Interactive Planet, Inc., a designer and developer of Internet web sites and subsequently changed our name to Navidec, Inc. In July 1997, we acquired TouchSource, Inc., a designer and developer of interactive kiosks. Through the acquisition, we significantly enhanced our business model by combining expertise in traditional marketing and distribution and Internet/Intranet technology. In December 1998, we acquired CarWizard.com and LeaseSource.com, two prominent online automotive sites, in order to expand our online automotive presence. In September of 2000, we sold our investment in DriveOff.com to Carpoint, Inc.

Currently, we derive revenue from two divisions: eSolutions and product distribution. The majority of our eSolutions revenue is generated from fixed-price, fixed-time contracts. We consider many factors in developing the fixed-price and fixed-time contracts, including the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. Since most of our solutions are delivered within a 90 to 120 day timeframe, revenue is recognized using percentage-of-completion accounting based on the ratio of direct costs incurred as compared to the estimated total direct costs needed to complete the engagement. We plan to expand our eSolutions services offerings to incorporate applications management and hosting services, with the goal of generating recurring revenues.

Our product distribution business generates revenue through the resale of third party software and hardware components, graphical printers and supplies. Since product distribution is not related to our core strategy, we expect that revenue from this business will become a smaller percentage of total revenue as our eSolutions division continues to grow.

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

                              RESULTS OF OPERATIONS(A)
                                 (in thousands)

                                                For the Three Months                For the Nine Months
                                                Ended September 30,                  Ended September 30,
                                              1999              2000               1999               2000
                                              ----------------------               -----------------------
                                                    (unaudited)                           (unaudited)
Revenue:
              eSolutions                    $  3,209           $  8,248           $  8,810           $ 21,299
              Product distribution               468                195              1,518                833
                                            --------           --------           --------           --------
     Total revenue see Note (B)                3,677              8,443             10,328             22,132
Cost of revenue                                2,195              4,246              6,885             11,457
                                            --------           --------           --------           --------
     Gross profit see Note (C)                 1,482              4,197              3,443             10,675

Operating Expense:
    Product development                          164              1,467                803              5,114
    General and administrative                 1,051              1,517              2,156              4,920
    Sales and marketing                          337              2,221                951              4,773
                                            --------           --------           --------           --------
         Total operating expense
               see Note (D)                    1,552              5,205              3,910             14,807

   EBITDA                                        (70)            (1,008)              (467)            (4,132)

   Depreciation/Amortization                    (161)              (460)              (418)            (1,567)
   Other Income                                  105                218                218                553
                                            --------           --------           --------           --------

  Net Loss from Normalized Operations       $   (126)          $ (1,250)          $   (667)          $ (5,146)

      Notes:

      A) The results of operations for the quarters and nine month periods ended September 30 have been normalized to exclude non-recurring results from the ownership and subsequent sale of DriveOff.com to Carpoint including a gain of $43.7 million for the three and nine months ended September 30, 2000, related to the sale of DriveOff.com.

      B) Excludes revenue from DriveOff.com of $198,000 and $713,000 for the three and nine months ending September 30, 2000, and $796,000 and $2,378,000 for the three and nine months ending September 30, 1999.

      C) Excludes costs related to DriveOff.com revenue of $28,000 and $101,000 for the three and nine months ending September 30, 2000, and $247,000 and $572,000 for the three and nine months ending September 30, 1999.

      D) Excludes operating expenses related to the DriveOff.com operations of $4,708,000 and $14,812,000 for the three and nine months ending September 30, 2000, and $2,705,000 and $5,782,000 for the three and nine months ending September 30, 1999.

                  RESULT OF OPERATIONS AS A PERCENT OF REVENUE


                                                        For the Three Months                For the Nine Months
                                                         Ended September 30,                 Ended September 30,
                                                       1999              2000              1999              2000
                                                       ------------------------            ------------------------
                                                           (unaudited)                           (unaudited)
         Revenue:
                      eSolutions                        87.3%             97.7%             85.3%             96.2%
                      Product distribution              12.7               2.3              14.7               3.8
                                                      ------            ------            ------            ------
          Total revenue                                100.0             100.0             100.0             100.0
          Cost of revenue                               59.7              50.3              66.7              51.8
                                                      ------            ------            ------            ------
          Gross profit                                  40.3              49.7              33.3              48.2

          Operating Expense:
            Product development                          4.4              17.4               7.8              23.1
            General and administrative                  28.6              18.0              20.9              22.2
            Sales and marketing                          9.2              26.3               9.2              21.6
                                                      ------            ------            ------            ------
            Total operating expense                     42.2              61.7              37.9              66.9

           EBITDA                                       (1.9)            (11.9)             (4.6)            (18.7)

           Depreciation/Amortization                    (4.4)             (5.5)             (4.3)             (7.1)
           Other Income                                  2.9               2.6               2.1               2.5
                                                      ------            ------            ------            ------
          Net Loss from Normalized Operations           (3.4)%           (14.8)%            (6.8)%           (23.3)%


Normalized revenue for the nine months ended September 30, 2000 increased 114.3% over the same period in 1999, from $10.3 million to $22.1 million. Revenue for the three months ended September 30, 2000 increased by 129.6% over the same period in 1999, from $3.7 million to $8.4 million. The increase was due to increased revenues from our eSolutions business.

eSolutions revenue for the nine months ended September 30, 2000 increased 141.8% over for the same period in 1999, from $8.8 million to $21.3 million. eSolutions revenue for the three months ended September 30, 2000 increased by 157.0% over the same period in 1999, from $3.2 million to $8.2 million. The increase in eSolutions was the result of more project clients, more project per client and primarily due to increased project size as we performed more complex and comprehensive solutions for our clients.

Revenue from the product distribution division for the nine months ended September 30, 2000, decreased by 45.2% over the same period in 1999, from $1.5 million to $833,000. For the three months ended September 30, product distribution division revenue decreased 58.3%, from $468,000 in 1999 to $195,000 in 2000. The decrease in sales was due to the Company's decision to focus less on product distribution and devote more resources to eSolutions.

Normalized gross profit for the nine months ended September 30, 2000 increased $7.3 million or 210.0% over gross profit for the same period in 1999, from $3.4 million to $10.7 million. As a percent of revenue, gross margin increased from 33.3% to 48.2% as a result of a changing mix of sales. The primary factor affecting our improved gross margin was our esolutions business. Our eSolutions division's gross margin for the nine months ended September 30, 2000 increased
18.5 percentage points over the gross margin percentage for the same period in 1999, from 30.0% to 48.5%.

Normalized Gross profit for the three months ended September 30, 2000 increased 183.2% over gross profit for the same period in 1999, from $1.5 million to $4.2 million. As a percent of sales, gross margin for the three months ended September 30, increased from 40.3% in 1999 to 49.7% in 2000. Our eSolutions division's gross margin for the three months ended September 30, 2000 increased 384.1% over gross margin for the same period in 1999, from $730,000 to $3.5 million.

Normalized operating expenses for the nine months ended September 30, 2000 were $14.8 million, or 66.9% of sales, compared with $3.9 million, or 37.9% of sales, for the same period in 1999. Operating expenses for the three months ended September 30, 2000 were $5.2 million, or 61.7% of sales, compared with $1.6 million, or 42.2% of sales, for the same period in 1999. The increase in operating expenses is the result of opening ten regional offices, expansion of the Denver development center and increased sales and marketing expenses.

Normalized product development costs were $5.1 million, or 23.2% of sales, for the nine months ended September 30, 2000 compared to $803,000, or 7.8% of sales, for the same period 1999. Product development costs were $1.5 million, or 17.4% of sales, for the three months ended September 30, 2000, compared to $164,000, or 4.5% of sales, for the same period in 1999. The increase in product development cost is a result of increased work on industry frame works and reusable components. Product development costs are projected to increase during the remainder of 2000 as we expand our product sets.

Normalized general and administrative expenses for the nine months ended September 30, 2000 were $4.9 million, or 22.2% of sales, compared to $2.1 million, or 20.6% of sales, for the same period in 1999. General and administrative expenses for the three months ended September 30, 2000 were $1.5 million, or 18.0% of sales, compared to $1.1 million, or 28.6% of sales, for the same period in 1999. General and administrative expenses decreased as a percentage of sales due to the fact that a majority of expenses are fixed and are only indirectly tied to revenue growth.

Normalized sales and marketing expenses were $4.8 million, or 21.6% of sales, for the nine months ended September 30, 2000, compared to $951,000, or 9.2% of sales, for the same period of 1999. Sales and marketing expenses were $2.2 million, or 26.3% of sales, for the three months ended September 30, 2000, compared to $337,000, or 9.2% of sales, for the same period in 1999. The increase in sales and marketing expenses is the result of our efforts to expand brand recognition and is projected to increase in 2000 as we expand our marketing for our eSolutions division.

Other income was $553,000 for the nine months ended September 30, 2000, an increase of $335,000 from other income of $218,000 for the same period of 1999. Other income was $218,000 for the three months ended September 30, 2000, an increase from other income of $105,000 for the same period of 1999. This was a result of increased interest income from larger cash balances and interest expense on the WFC notes in 2000.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through September 30, 2000, we funded our operations primarily from the following sources:

- equity investments through an initial public offering and subsequent private placements of our securities;
-    revenues generated from operations;
-    loans from principal shareholders and employees;
-    lines of credit; and
-    accounts receivable factoring arrangements made available by banks.

As of September 30, 2000, we had cash and cash equivalents of $5.0 million and net working capital of $21.1 million. This compares with cash and cash equivalents of $35.9 million and net working capital of $46.3 as of December 31, 1999.

Cash used in our operating activities totaled $23.9 million for the nine months ended September 30, 2000, $5.4 million for the same period of 1999. Cash used in our investing activities totaled $7.0 million for the nine months ended September 30, 2000, compared with $2.6 million for same period of 1999. Cash used in our investing activities during those periods consisted primarily of expenditures for property and equipment, investment in short term marketable debt securities and capitalized software.

Cash provided by our financing activities was $159,000 during the nine months ended September 30, 2000. The cash provided was raised primarily through the issuance of our common stock as a result of warrants and options being exercised. Cash provided by our financing activities was $16.2 million in the nine months ended September 30, 1999.

We believe that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company's market risk from that previously reported.

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

Item 2.  Changes in Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders

On October 10, 2000, our Annual Meeting of Shareholders was held. At the meeting, the following matters where approved by the votes indicated below:

1)       The following directors were elected to constitute our Board of
         Directors:

                                    Shares For                Shares Withheld
                                    -----------               ---------------
         J. Ralph Armijo              9,343,577                     75,571
         Patrick R. Mawhinney         9,006,977                    412,171
         Lloyd G. Chavez              9,336,601                     80,811
         Gerald A Marroney            9,337,877                     81,271
         Andrew Davis                 9,338,337                     80,811

2) A proposal to offer an Employee Stock Purchase Plan received 9,323,190 shares voting in favor and 85,633 shares voting against the proposal and 10,325 shares abstaining.
3) A proposal to increase from two million to three million the number of shares of our common stock issuable upon the exercise of options granted under our Stock Option Plan received 9,025,419 shares voting in favor and 363,160 shares voting against the proposal and 30,569 shares abstaining.
4) A proposal to amend the Company's Amended and Restated Articles of Incorporation to permit the issuance of non-voting common shares received 8,956,884 shares voting in favor and165,585 shares voting against the proposal and 296,679 shares abstaining.

Item 5.  Other Information

The Company plans to hold the 2001 Annual Meeting of the Shareholders in July of 2001. Proposals of the shareholders intended to be presented at the 2001 Annual Meeting of the Shareholders must be received by the Company on or before January 31, 2001 in order to be eligible for inclusion in the Company's Proxy Statement and form of Proxy.

In order for a shareholder proposal which is not intended to be included in Navidec's Proxy Statement or form of Proxy to be considered timely for the 2001 Annual Meeting, the shareholder proposal must be received by the Company no later than April 15, 2001.

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

                                             NAVIDEC, INC.



                                             By  /S/RALPH ARMIJO
                                                 Ralph Armijo
                                                 President and CEO

Date:  November 14, 2000


                                             By  /S/ PAT MAWHINNEY
                                                 Pat Mawhinney
                                                 Chief Financial Officer

Date: November 14, 2000