Form 10-K
period 2000-12-31
NAVIDEC INC
filed 2001-04-02
CIK 1023734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000.

                          Commission File No.: 0-29098


                                  NAVIDEC, INC.
             (Exact name of registrant as specified in its charter)

COLORADO                                                 33-0502730
- --------                                                 ----------
(State or other                                          (IRS Employer
jurisdiction of                                          Identification No.)
incorporation)

Fiddler's Green Center
6399 S. Fiddler's Green Circle, Suite 300
Greenwood Village, Colorado                              80111
- ---------------------------                              -----
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 303-222-1000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, Without Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant as of March 29, 2001 was approximately $24,735,000 based on the closing price of the registrant's common stock as reported by the NASDAQ National Market at that date. As of March 29, 2001, 11,640,000 shares of the registrant's common stock were outstanding.

PART I

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2000, the end of the registrant's last fiscal year. Information in this Form 10-K contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Forward-Looking Statements" in
Item 7 of this Form 10-K.

ITEM 1. BUSINESS

GENERAL

Navidec, Inc., a Colorado corporation organized in 1993, is a provider of innovative, integrated solutions and services for customers engaging in web-based operations. By combining its business consulting and technical expertise, the Company designs, builds and manages comprehensive eSolutions for a diverse range of customers. In addition, Navidec is a premier provider of integration and related professional services, primarily to the customers of its strategic partners.

Navidec utilizes a customer-driven, focused approach to solutions delivery, enabling its customers to rapidly and effectively commence their web-based operations and move those operations toward integrated e-business models. The Company's proprietary NPact process is a premier methodology for solutions delivery. NPact empowers customers to identify their e-business needs as well as to manage the costs and timeframes for implementing an integrated solution. Once the appropriate solution has been identified, Navidec and the customer, working through the NPact process, segment the project into multiple fixed-price 90-day to 120-day phases. Each phase, when completed, provides the customer with immediate functionality.

Operations of Navidec's eSolutions business are centralized in the Company's Denver Development Center ("DDC"). The centralization of development activities at the DDC provides efficient coordination of project work. This results in high quality, cost-effective solutions for the customer. A significant part of the cost-effective outcomes at Navidec is attributable to its library of proprietary, reusable software components. Navidec integrates its proprietary components with best-of-breed vendor applications, producing solutions that are rapidly deployable, highly reliable and scalable.

The Company's Professional Services Group ("PSG") provides implementation, integration and consulting services for customers through in-field development of PSG's consultants. These short-term, customer-driven engagements are primarily the result of referrals from the Company's strategic partners. Navidec is undertaking sales and marketing initiatives to expand PSG engagements and, if appropriate, identify eSolutions opportunities for the PSG customer.

SALE OF NAVIDEC'S INTERESTS IN DRIVEOFF.COM, INC.

On August 2, 2000 the Company entered into an agreement, related to the acquisition of its subsidiary, DriveOff.com, Inc. ("DriveOff.com"), by CarPoint.com, LLC. Upon completion of the transaction on September 30, 2000, the Company became an 8.38% shareholder of CarPoint, Inc. Microsoft Corporation, Ford Motor Company and WFC Holdings Corporation are also shareholders of CarPoint, Inc.

NAVIDEC'S STRATEGY

The Company's strategy for sustainable growth and market leadership is to continue providing customer-driven solutions and services for businesses engaging in web-based operations. Navidec expects to achieve market leadership through its (i) commitment to customer demands, (ii) expertise in best-of-breed technologies and (iii) efficient operations.

Navidec has identified continued demand for comprehensive eSolutions. Yet, most corporate internal information technology ("IT") departments have limited resources to develop, implement and manage their web-based operations. This dynamic creates significant opportunity for solutions providers, like Navidec, with the expertise, experience and strategic partnerships to provide technically complex eSolutions. The Company expects to continue its growth, while maintaining its disciplined management of expenses, so that its revenue growth is also a path to sustainable profitability and profit growth.

To achieve these objectives, the Company is pursuing the following:

EXPANSION OF SALES AND MARKETING ACTIVITIES. Navidec has established sales and marketing offices in several new regions. As of December 31, 2000, Navidec had its DDC and administrative offices in Denver as well as sales and marketing offices in Atlanta, Austin, Boston, Chicago, Los Angeles, New York, San Francisco and Washington D.C. These offices allow the Company to sell locally, while delivering solutions from centralized operations at the DDC.

DEVELOPMENT OF VERTICAL MARKET PRACTICES. Navidec has commenced the evolution of its business model from the general market strategy to a vertical markets strategy. In July 2000, the Company launched its Financial Services Practice ("FSP") Group, dedicated to providing solutions to customers engaged in financial services as well as the financial operations of customers engaged in other industries. In fiscal year 2000, the FSP delivered eSolutions for loan decisioning and loan processing as well as electronic bill presentment and payment. These e-financial service applications were part of solutions that also included document processing, e-business management and e-customer relationship components. Navidec's FSP Group customers in fiscal year 2000 included Wells Fargo, First Union, Westar Financial and the Chicago Board of Trade. Navidec expects to launch a second vertical market practice in the second quarter of 2001. Additional vertical market practices will be commenced as the Company identifies both customer demand and a clear path to revenue recognition.

EXPANSION AND ENHANCEMENT OF CUSTOMER RELATIONSHIPS. Navidec continues to leverage its industry expertise, technical skills and strategic partner relationships to expand the scope of its current customer roster. In addition, Navidec's relationship with each of its customers has become a more significant component of the customer's e-business and general IT strategies. This enables our customers to move more rapidly through the e-business integration process, resulting in multiple engagements from the customer.

CONTINUED DEVELOPMENT OF MARKET-LEADING TECHNICAL CAPABILITIES. The Company continues to expand its technical capabilities and strategic partner relationships to enable it to deliver time-critical, mission-critical solutions and to meet the changing needs of customers. Navidec also continues to develop reusable software components, sometimes referred to as enterprise Java beans ("EJBs"), that can be utilized for rapid, reliable and cost-effective solutions delivery. The Company's library of reusable components numbered 525 as of December 31, 2000. The library included EJBs in the following categories:

         -     E-business management
         -     E-commerce management
         -     E-financial services
         -     E-customer relationship management

CONTINUED RECRUITMENT AND RETENTION OF EXPERIENCED PROFESSIONALS. Navidec's growth is due, in large part, to its ability to attract and retain experienced professionals. It has done this by recruiting professionals from major consulting firms, creative design and information technology services firms as well as from other eSolutions providers. Navidec's corporate culture is a team-driven and results-oriented environment that is attractive to energetic, talented professionals and that fosters innovation and customer-driven results.

NAVIDEC'S eSOLUTIONS BUSINESS

Navidec provides innovative, integrated solutions for customers engaging in web-based business. The Company offers (i) e-business consulting, (ii) component and custom application solutions, (iii) infrastructure expertise and (iv) application environment management services in support of our customers' e-business needs. These needs are often time-sensitive and mission-critical. ESolutions are developed and delivered through Company's NPact process, Navidec's premier proprietary methodology for customer engagement and solution delivery. The four phases of NPact are:

        -    NSight  -  Pre-sales analysis of e-business needs and goals
        -    NVolve  -  Detailed analysis of project and creation of project plans
        -    NTrust  -  Building the solution, including application components, interface designs and quality assurance testing
        -    NAble   -  Customer training, maintenance and support and hosting

Navidec's Npact process is a collaborative project management approach to the consult, build and manage component of successful eSolutions delivery. The goal of NPact is single-source integrated solutions delivered on time and on budget.

         NSight. This initial phase is the commencement of consulting exercises with the customer. Navidec works with the customer to identify and define the customer's e-business initiatives as well as time-to-market requirements and success criteria.

         NVolve. The goal of the NVolve phase is creation of a project plan with specifications, functionality, prioritization, pricing, milestones and infrastructure integration. This phase includes application design, technology assessments, architectural services and customer training in certain technologies.

         NTrust. During the NTrust phase, Navidec builds the customer's solution in accordance with the specifications of the NVolve project plan. NTrust includes (i) application development, (ii) project management,
         (iii) quality assurance testing, (iv) installation and deployment and
         (v) systems integration.

         NAble. The NAble phase is post-implementation customer support to assure solution performance. NAble includes (i) managed hosting services, (ii) service and support, (iii) applications maintenance,
         (iv) customer training and (v) website analytical services.

Navidec's NPact process is designed to produce deliverables to the customer in 90-day to 120-day timeframes, each deliverable providing immediate functionality for the customer.

NAVIDEC'S PROFESSIONAL SERVICES BUSINESS

The Company's Professional Services Group ("PSG") provides implementation, integration and consulting services for existing business operations. The PSG is a customer-driven organization responding to the acute IT issues that arise in the deployment of new components of the enterprise's web-based operation. The PSG is often deployed through the customer's relationship with one of Navidec's strategic partners, such as Sun Microsystems, Inc., BEA Systems, Inc., Oracle Corporation, Netegrity, Inc. and iPlanet E-Commerce Solutions.

Whether deployed through partner relationships or Navidec's direct sales, the PSG is engaged in short-term cycles to resolve acute issues. While customer engagements are smaller than the eSolutions business, the sales cycle is considerably shorter. Navidec's sales and marketing strategy includes (i) reliance on strategic partners for significant PSG opportunities and (ii) utilizing the PSG engagement as an additional opportunity for Esolutions marketing and sales. As of December 31, 2000, Navidec employed 37 consultants in the PSG.

STRATEGIC BUSINESS PARTNERSHIPS

Navidec remains committed to building strategic partnerships with best-of-breed technology providers. These relationships are an integral part of Navidec's commitment to providing the best technology available for its customers' needs. In addition, strategic partnerships have been a key component of Navidec's sales and marketing activities, as the Company's partners have been a significant source, directly and indirectly, of revenue for Navidec's PSG.

The relationship with Sun Microsystems, Inc. is a key component of the Company's business strategy. Navidec is one of only 18 Authorized Java Development Centers in the United States. Combining its extensive Java expertise with application server, database and mail messaging capability, Navidec provides customers with high quality end-to-end solutions. These solutions utilize J2EE, HTML, XML, Perl and other proven technologies.

In addition to its partnership with Sun, Navidec has built strong partnerships with leading companies like BEA Systems, Inc., Netscape Communications Corporation, iPlanet E-Commerce Solutions, Oracle Corporation, Netegrity, Inc., Oblix Inc., Resonate, Inc. and VERITAS Software Corp. The Company remains committed to strategic relationships with market leaders that provide Navidec with the benefits of a broad product offering as well as product support and training.

Strategic relationships and other technologies available to the Company allow Navidec to operate without dependence upon any single technology or partner to provide our services. We choose from multiple suppliers to incorporate the most appropriate technologies and products for each customer solution. Third-party providers typically license their software directly to our customers and, accordingly, we are not at risk of losing licenses or relationships that are necessary for our customers' solutions.

In addition to e-business development capabilities, Navidec, through its partnerships, provides significant Internet infrastructure support expertise including light directory application protocol, digital certificates and messaging. Our certifications and qualifications include:

        -     Sun Elite status
        -     Sun Level 2000 Competency
        -     Authorized Netscape Premier Partner
        -     Authorized Netscape Professional Services Subcontractor
        -     Authorized BEA Weblogic Service Partner
        - Authorized Oracle Alliance Partner and Professional Services Subcontractor

SALES AND MARKETING

Sales and marketing is driven by the premise that web-based operations drive sales, reduce costs and improve customer or supplier relations. Navidec's sales and marketing is targeted at existing enterprises commencing or enhancing e-business strategies. At December 31, 2000, a direct sales force, consisting of 27 individuals, was primarily responsible for identifying prospects, engaging prospective customers and maintaining and growing customer relationships. As our development capacity grows and demand for the services of the PSG remains high, our direct sales force is expected to expand proportionately. In addition, Navidec expects to continue its reliance on strategic partners for PSG sales opportunities and, where appropriate, initiate co-marketing activities with those partners.

Navidec's marketing efforts directly support the sales organization. The goal of the marketing program is to create and sustain brand identification, preference and loyalty and to identify and initiate sales opportunities. Marketing is responsible for communications, advertising, public relations, trade show participation, joint marketing with our partners and our web site content.

COMPETITION

The eSolutions business is a competitive environment with a large number of regional and national firms providing services substantially similar to Navidec's service offerings. Our competition approaches the business of eSolutions from a variety of disciplines ranging from the technical expertise of the consulting divisions of the "Big Five" accounting firms to the image and creative expertise of major advertising agencies. Additionally, there are a variety of direct competitors including (i) interactive agencies that use digital technologies to enhance communications and interactions between individuals and businesses and (ii) "e-builders" that provide Internet strategy consulting and Internet-based solutions to businesses. Other potential competitors could include browser software vendors, personal computer and Unix software vendors and Internet service providers. Additional competition results from numerous client/server companies, database companies, multimedia companies, document management companies, networking software companies, network management companies and educational software companies. Some of our competitors have longer operating histories, greater name recognition, larger customer bases or significantly greater financial, technical and marketing resources. Competitive factors in the eSolutions business include core technology, breadth of services offered, creative and artistic ability, marketing and distribution resources, customer service and support and price.

With the change in general market conditions and, more specifically, the adverse effects of curtailment of operations by many web-based businesses, including the "dotcoms", many e-solutions providers have experienced a weakening of demand for services during 2000. While Navidec's results of operations for the last two quarters do not reflect the slowdown in demand experienced by some of its competitors, these factors could affect the Company's business and prospects in 2001 and beyond.

PRODUCT DISTRIBUTION

Navidec serves both as a national manufacturer's representative for the products of certain international manufacturers and as a reseller of selected computer products in the Rocky Mountain region. The Company purchases equipment directly from the manufacturer or vendor and resells it to the purchaser at a price, which includes the cost and a profit margin. Product distribution is not a part of the Company's core strategy, and we do not intend to commit significant resources to this line of business.

EMPLOYEES

As of December 31, 2000, we had a total of 275 employees, of which 182 provide billable services to our customers. None of our employees are represented by a labor union. In March 2001, the Company announced a reduction in force affecting 44 employees, representing a 16% reduction of the Company's workforce. The majority of the positions eliminated were general and administrative positions. Six positions were billable personnel. These reductions were a result of weakened customer demand for on-site Java development services.

Navidec dedicates significant resources to its recruiting efforts. A majority of our new hires come from employee referrals, with those individuals being rewarded for successful recruitment. Recruiting also occurs from many of the country's leading graduate and undergraduate programs and through professional search firms.

Navidec's training and professional development programs advance the skills of its employees enabling continued delivery of high-quality services to our clients. The goal is to ensure that each professional in our organization has the opportunity to develop the skills necessary to grow professionally and to serve our customers' needs.

Navidec's compensation program has been structured to attract and retain highly skilled professionals by offering competitive base salaries with performance-based incentives. In addition, key employees may receive stock options upon commencement of employment and additional options based upon performance.

ITEM 2. PROPERTIES

Navidec's operations are principally located at Fiddler's Green Center, 6399 South Fiddler's Green Circle, Greenwood Village, Colorado, in a 70,000 square foot facility. The lease for this facility expires in January, 2005 and has a current lease rate of $101,000 per month. In April of 2001 the Company will be required to lease an additional 35,000 square feet in the same campus at a lease rate of $50,000 per month.

Navidec also has a lease at 14 Inverness Drive, Building F, Suite 116, Englewood, Colorado, in a 13,000 square foot facility, which includes approximately 1,500 square feet in warehouse space. The facility has been subleased to an unaffiliated party, expiring in June 2001 and has a current lease rate of $8,600 per month.

The Company holds a number of short-term (less than 6-month) leases for sales and marketing offices in various locations across the United States. These facilities are under lease with unaffiliated parties and have a combined current monthly lease rate of $20,000 per month. We use short-term leases to allow the Company flexibility in responding to changing market conditions.

ITEM 3. LEGAL PROCEEDINGS

On October 5, 1999, JDK & Associates, Inc. ("JDK"), a California corporation, filed a complaint against Navidec in the Superior Court of the State of California for Orange County. JDK claimed that it was entitled to damages as a result of an alleged breach of a finder's fee agreement. In September 2000, Navidec and JDK reached an out of court settlement in which Navidec agreed to pay JDK $1.4 million as follows: $540,000 in the third quarter of 2000 and $900,000 over a 60-month period. The settlement was not an acknowledgement of any wrong doing on Navidec's part but deemed to be less costly than protracted litigation.

In the normal course of business, Navidec is subject to, and may become a party to, other litigation. Management believes there are no other matters currently in litigation that could have a material impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 13, 2000, the shareholders of the Company voted to (i) amend the Company's Amended and Restated Articles of Incorporation to allow for the issuance of non-voting common stock, (ii) to increase the number of shares of stock subject to the Company's Stock Option Plan from 2,000,000 to 3,000,000, and (iii) to elect the Company's board of directors.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On October 22, 1999, Navidec's common stock commenced trading on the Nasdaq National Market under the symbol "NVDC." Prior to that date, Navidec's common stock traded on the NASDAQ SmallCap Market. The following table sets forth, for the periods indicated, the high and low quarterly sales price for a share of Navidec common stock as reported on the Nasdaq SmallCap Market or Nasdaq National Market:

                            Common Stock
Quarter Ended                                        High             Low
- -------------                                        ----             ---
March 31, 1999                                      $16.625          $ 5.375
June 30, 1999                                       $14.813          $ 8.375
September 30, 1999                                  $14.125          $ 8.313
December 31, 1999                                   $14.000          $ 9.125

March 31, 2000                                      $21.500          $12.375
June 30, 2000                                       $14.063          $ 5.657
September 30, 2000                                  $ 9.375          $ 6.625
December 31, 2000                                   $ 7.031          $ 2.375


As of March 29, 2001, Navidec had 136 common shareholders of record.

Navidec has never declared a cash dividend on its common shares. The Company currently intends to retain funds from earnings, if any, for future growth and therefore does not intend to pay any cash dividends in the foreseeable future on its common stock. The Company is not currently a party to any agreement restricting the payment of dividends.

 ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Navidec's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


                                                              Year Ended December 31,
                                                1996        1997         1998        1999         2000
                                               -------     -------     -------     --------     --------
Statement of Operations Data
(In thousands, except per share amounts):
Revenues                                       $ 5,407     $ 6,008     $ 8,555     $ 18,966     $ 33,078
Loss from operations                            (1,214)     (3,883)     (3,549)      (9,048)     (27,020)
  Net income/(loss)                             (1,415)     (4,107)     (3,933)      (8,161)      16,354
Net income/(loss) per share:
  Basic                                        $ (0.73)    $ (1.47)    $ (1.10)    $  (1.08)    $   1.47
  Diluted                                      $ (0.73)    $ (1.47)    $ (1.10)    $  (1.08)    $   1.37
Weighted average shares--
  Basic                                          1,948       2,800       3,578        7,574       11,159
  Diluted                                        1,948       2,800       3,578        7,574       11,950


                                                                    December 31,
                                                 1996       1997        1998         1999         2000
                                               -------     -------     -------     --------     --------
Balance Sheet Data (in thousands):
   Cash & cash equivalents                     $   231     $   369     $   711     $ 35,860     $  3,475
   Investment in debt  securities                   --          --          --        9,855        2,990
   Restricted cash                                  --         280          --           --           --
   Working capital (deficit)                      (711)        678         293       46,264       17,328
   Total assets                                  2,258       3,099       5,265       65,028       89,177
   Long term debt including
     current portion                               410         310         989          779        2,270
   Convertible debt                              1,438          --          --       19,876           --
   Total stockholders'
     equity (deficit)                             (710)      1,550       1,799       39,095       60,567



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Navidec, Inc., a Colorado corporation organized in 1993, is a provider of innovative, integrated solutions and services for customers engaging in web-based operations. By combining its business consulting and technical expertise, the Company designs, builds and manages comprehensive eSolutions for a diverse range of customers. In addition, Navidec is a premier provider of integration and related professional services, primarily to the customers of its strategic partners.

Organized in July 1993 as a value-added reseller of computer products under the name of ACI Systems, Inc., the Company was renamed Navidec, Inc., in July 1996, after its merger with Interactive Planet, Inc., a designer and developer of Internet web sites. In July 1997, TouchSource, Inc., a designer and developer of interactive kiosks was acquired. This acquisition significantly enhanced Navidec's business model by combining expertise in traditional marketing and distribution with Internet/Intranet technology. In December 1998, the assets of CarWizard.com and LeaseSource.com were acquired, two prominent online automotive sites, in order to expand Navidec's online automotive presence.

During 2000, Navidec generated revenues from three divisions: eSolutions, product distribution and automotive. The majority of the eSolutions revenue was generated from fixed-price, contracts.

In developing these contracts, consideration is given to the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. The goal is to make most eSolutions work deliverable within a 90-day to 120-day time frame. Revenue for this work is generally recognized on percentage-of-completion accounting basis using the ratio of direct costs incurred as compared to the estimated total direct costs needed to complete the engagement. Navidec is focused on expanding its eSolutions services offerings and to incorporating applications management and hosting services, which have the potential to generate recurring revenues.

Navidec's product distribution business generates revenue through the resale of third party software and hardware components, graphical printers and supplies. Since product distribution is not related to our core strategy, we expect that revenue from this business will become a smaller percentage of total revenue as our eSolutions business continues to grow.

Revenue and expenses were recognized for the first three quarters of 2000 from DriveOff.com, Inc., an online, fully-integrated automotive sales site. In September 2000, Navidec sold all of its remaining interest in DriveOff.com for 13,308,300 shares (8.38% of the outstanding shares) of CarPoint Inc., a private company also owned by Microsoft Corporation, Ford Motor Company and WFC Holdings. The sale of DriveOff.com resulted in a pretax gain of $43.3 million.

Navidec's operating expenses consist of product development, general and administrative and sales and marketing. Product development includes salaries and out-of-pocket expenses incurred in developing new technologies for our own use or for future customer applications generally, as opposed to customer-specific development. General and administrative consists primarily of salary and benefit expenses for our non-billable employees. It also includes expenses associated with our office facilities other operating leases. Sales and marketing includes personnel costs, advertising costs, costs associated with participation in trade shows and direct marketing program and related travel expenses.

RESULTS OF NORMALIZED OPERATIONS(a)(In thousands)
                                                                         Years ended December 31,
                                                                  1997       1998       1999       2000
                                                                  ----       ----       ----       ----
REVENUE:
     eSolutions                                                  $2,359     $5,443    $13,745    $31,294
     Product distribution                                         3,426      2,173      1,944      1,071
                                                                -------    -------    -------    -------
         Total revenue(b)                                         5,785      7,616     15,689     32,365

COST OF REVENUE                                                   4,182      5,627     10,081     17,185
                                                                -------    -------    -------    -------
     Gross margin(c)                                              1,603      1,989      5,608     15,180

OPERATING EXPENSES:
     Product development                                            835        542      1,103      5,956
     General and administrative                                   1,920      2,167      3,507      7,259
     Sales and marketing                                            158        256      1,758      7,384
     Depr/Amort & Impairment of Goodwill                          1,305        422        950      3,268
                                                                -------    -------    -------    -------
Total operating expenses(d)                                       4,218      3,387      7,318     23,867
                                                                -------    -------    -------    -------

LOSS FROM NORMALIZED OPERATIONS                                 $(2,615)   $(1,398)   $(1,710)   $(8,687)
                                                                =======    =======    =======    =======

RESULTS OF NORMALIZED OPERATIONS AS A PERCENTAGE OF REVENUES(a)

                                                                         Years ended December 31,
                                                                  1997       1998       1999       2000
                                                                  ----       ----       ----       ----
REVENUE:
     eSolutions                                                   40.8%      71.5%      87.6%      96.7%
     Product distribution                                         59.2%      28.5%      12.4%       3.3%
                                                                 ------     ------     ------     ------
         Total revenue(b)                                        100.0%     100.0%     100.0%     100.0%

COST OF REVENUE                                                   72.3%      73.9%      64.3%      53.1%
                                                                 ------     ------     ------     ------
     Gross margin(c)                                              27.7%      26.1%      35.7%      46.9%

OPERATING EXPENSES:
     Product development                                          14.4%       7.1%       7.0%      18.4%
     General and administrative                                   33.2%      28.5%      22.4%      22.4%
     Sales and marketing                                           2.7%       3.4%      11.2%      22.8%
     Depr/Amort & Impairment of Goodwill                          22.6%       5.5%       6.0%      10.1%
                                                                 ------     ------     ------     ------
Total operating expenses(d)                                       72.9%      44.5%      46.6%      73.7%

LOSS FROM NORMALIZED OPERATIONS                                  (45.2%)    (18.4%)    (10.9%)    (26.8%)
                                                                =======     ======     ======     ======

(a) The results of operations for the years reported have been normalized to exclude non-recurring results from the ownership and subsequent sale of DriveOff.com to CarPoint Inc. including a net gain of $56.4 million for the year ended December 31, 2000, related to the sale of DriveOff.com and a $4 million loss associated with a restructured receivable.

(b) Excludes revenue from DriveOff.com of $713,000, $3,277,000, $939,000 and $223,000 for the years ending December 31, 2000, 1999, 1998 and 1997, respectively.

(c) Excludes costs related to DriveOff.com revenue of $101,000, $664,000, $243,000 and $37,000 for the years ending December 31, 2000, 1999, 1998 and
     1997, respectively.

(d) Excludes operating expenses related to DriveOff.com's operations of $14,929,000, $9,951,000, $2,847,000 and $1,454,000 for the years ending
     December 31, 2000, 1999, 1998 and 1997, respectively and losses of $4,016,000 in 2000 associated with a restructured receivable.

YEARS ENDED DECEMBER 31, 2000 AND 1999

Normalized revenue for 2000 increased $16.7 million, or 106.3%, over 1999 revenues, from $15.7 million to $32.4 million. The increase was primarily a result of increased sales by eSolutions. Revenue in 2000 associated with the eSolutions increased $17.6 million, or 127.7%, over 1999, up to $31.3 million from $13.7 million. The increase in eSolutions revenue was driven by the Company's decision to focus the majority of its assets on this business segment. Product distribution revenue decreased $900,000, or 44.9%, from $1.9 million in 1999 to $1.1 million in 2000. The decrease in revenues was due to Navidec's decision to focus on fewer but more profitable products within the lines that it carries.

Normalized gross margin increased $9.6 million, or 170.7%, from $5.6 million in 1999 to $15.2 million in 2000. As a percentage of revenue, gross profit increased from 35.7% to 46.9%. The increase in the gross margin was a result of product mix and improved margins in eSolutions, which had a gross margin of 49.4% in 2000 up from 37.1% in 1999.

Normalized product development costs increased $4.9 million, or 440.0%, from $1.1 million in 1999 to $6.0 million in 2000. As a percentage of revenue, product development costs increased from 7.0% to 18.4% in 2000. This was the result of increased work being done on the Company's e-commerce framework and the implementation of new intranets and financial tracing systems.

Normalized general and administrative expenses increased $3.8 million, or 107%, from $3.5 million in 1999 to $7.3 million in 2000. As a percentage of revenue, general and administrative expenses remained constant at 22.4% in 1999 and in 2000. The increased spending was primarily due to increased personnel and overhead expenses related to the increased personnel necessary to support expanding revenues in 2000.

Normalized sales and marketing expenses increased $5.6 million, or 320%, from $1.8 million in 1999 to $7.4 million in 2000. As a percentage of revenue, sales and marketing expenses increased from 11.2% to 22.8% of revenue in 1999 and 2000 respectively. The increased spending was primarily due to increased marketing activities and the opening of remote sales offices to support expanding revenue in 2000.

During 2000, we also recognized a loss of $6 million related to JourneyLink. We wrote-off our $2 million investment in JourneyLink because we believed it was impaired. We also accepted additional equity for our $4 million in trade receivables in JourneyLink which we similarly believe are impaired.

During 2000, we sold our interest in DriveOff.com in two transactions. First, we sold 25.2% of DriveOff.com to Wells Fargo upon conversion of their debt into equity. We recognized a pretax gain of $18.3 million and a pretax charge of $5.2 million related to this transaction. The pretax charge was for additional shares in DriveOff.com given to Wells Fargo to incent them to convert their debt into equity. Later in the year, we sold our remaining interest in DriveOff.com to CarPoint in exchange for an 8.38% ownership share of CarPoint. We recognized a pretax gain of $43.3 million on the sale.

We have also agreed with our partner Avis Europe to cease operations in our European venture in 2001. We have written-off our investment in this venture of approximately $3 million.

Our net interest income remained consistent between years at approximately $.2 million. In 1999, we recognized a gain of $652,000 related to our investment in BEA Systems, Inc. which did not recur in 2000.

Our effective tax rate was 32.8% in 2000 versus 0% in 1999 because of our pretax income of $24.4 million in 2000 versus a loss in 1999. Our effective tax rate was increased because of a higher effective tax rate upon the sale of DriveOff.com principally because of the $5.2 million incentive paid to Wells Fargo which will not be deductible. This was offset in part by our ability to utilize $12 million in net operating losses in the future against which we had previously provided a valuation allowance.

As a result of the items discussed above, we recorded net income of $16.4 million in 2000 versus a net loss of $8.2 million in 1999.

Years ENDED DECEMBER 31, 1999 AND 1998

Normalized revenue for 1999 increased $8.1 million, or 106.0%, over 1998 revenues, from $7.6 million to $15.7 million. The increase was a result of increased sales by eSolutions. eSolutions revenue increased $8.3 million, or 152.5%, over 1998 revenue, from $5.4 million to $13.7 million. The increase in eSolutions was primarily due to increased customer demand and marketing activities.

Normalized product distribution revenue decreased $229,000 or 10.5%, from $2.2 million in 1998 to $1.9 million in 1999. The decrease in revenues was due to our decision to discontinue distribution of certain less profitable products.

Normalized gross margin increased $3.6 million, or 182.0%, from $2.0 million in 1998 to $5.6 million in 1999. As a percentage of revenue, gross profit increased from 26.1% to 35.7%. The increase in our gross margin was a result of increased revenue in eSolutions which had a gross margin of 37.1% and our products distribution division had gross margin of 26.2% for the same period.

Normalized product development costs increased $561,000, or 103.5%, from $542,000 in 1998 to $1.1 million in 1999. As a percentage of revenue, product development costs decreased from 7.1% to 7.0% in 1999. The increase was the result of increased work being done on the reusable software components.

Normalized general and administrative expenses increased $1.3 million, or 61.8%, from $2.2 million in 1998 to $3.5 million in 1999. As a percentage of revenue, general and administrative expenses decreased from 28.5% in 1998 to 22.4% in 1999. The increase in expenses was primarily due to increased personnel expenses and increased overhead expenses related to the increased personnel 1999.

Normalized sales and marketing expenses increased $1.5 million or 586% from $256,000, in 1998 to $1.8 million. As a percentage of revenue, sales and marketing expenses increased from 3.4% to 11.2% of revenue in 1998 and 1999 respectively. This increase was primarily due to increased marketing activities related to expansion of eSolutions.

In 1999, we recognized a nonrecurring gain of $652,000 from our investment in BEA Systems, Inc. Also, our net interest charge decreased from net expense of $395,000 in 1998 to net interest income of $234,000 in 1999. This was due to increased cash balances arising principally from approximately $44 million in equity raised during 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

From our inception through December 31, 2000, we funded our operations primarily from the following sources:

- - equity proceeds through public offerings and private placements of our securities;
- - revenue generated from operations;
- - loans from principal shareholders and employees;
- - loans and lines of credit; and
- - accounts receivable factoring arrangements made available by banks.

Cash used in our operating activities was $27.5 million in 2000 versus $9 million in 1999 and $3 million in 1998. The increase in cash usage was to fund DriveOff.com start-up activities. DriveOff.com had operating losses of approximately $15 million, $7 million and $2 million in 2000, 1999 and 1998 respectively. DriveOff.com was sold in 2000.

Operating losses excluding DriveOff.com similarly increased from approximately $1 million in 1998 and 1999 to approximately $9 million in 2000. This increase reflects an investment in infrastructure to support our plans to grow our eSolutions business.

Cash flows used for investing activities decreased from $18.7 million in 1999 to
3.7 million in 2000. In 1999, we invested $10 million received from our various equity offerings into short-term debt securities. We utilized $7 million of these investments to fund operations in 2000. Our capital expenditures increased slightly from $3.6 million in 1999 to $4.3 million in 2000. However, we ceased our development of software for DriveOff.com which reduced our expenditures by $3 million between the years. In 2000, we invested $5.6 million versus $2.4 million in 1999. Our 2000 investments included a loan of $3.7 million to Westar Financial and $3 million into our European venture with Avis. We also paid a $700,000 earnout to the selling shareholders of CarWizzard and LeaseSource in 2000.

We raised approximately $64 million in financing activities in 1999 principally through various equity and debt placements. In 2000, we raised only $681,000 from the increase of previously issued options and warrants. We repaid $867,000 on our capital leases in 2000 versus $1 million in 1999. In 2000, we also paid $540,000 as partial settlement of disputed offering costs related to prior years' fundings and we reacquired $482,000 of our common stock.


As of December 31, 2000, we had cash and cash equivalents of $3.5 million, short-term investments in debt securities of $3.0 million and working capital of $17.3 million. This compares with cash and cash equivalents of $35.9 million, short-term investments in debt securities of $9.9 million and working capital of $46.3 million as of December 31, 1999.


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

FORWARD LOOKING STATEMENTS

Forward-looking statements in this Form 10-K, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: our limited operating history; our incubation strategy; unknown liabilities associated with future acquisitions; availability of qualified personnel; ability to manage growth; changes in technology; future government regulations; ability to obtain additional financing; and other factors described in this Form 10-K or in our other filings with the Securities and Exchange Commission. We are under no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and change in the market values of its investments.

INTEREST RATE RISK - Navidec's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in high quality short-term corporate and municipal debt instruments and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

At December 31, 2000, the Company held $3 million of short-term debt instruments. The effect of a hypothetical 10% change in market rates would not be significant to the Company's investment portfolio because of its short-term nature.

INVESTMENT RISK - The Company has investments in equity instruments in information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method since ownership is less than 20% and the Company does not assert significant influence. For the non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. The Company also invests in primarily publicly-held, information technology companies for business and strategic purposes. Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market.

The Company's marketable equity securities have a fair value of approximately $2 million at December 31, 2000.

The Company owns 13.3 million shares of CarPoint, representing an 8.38% equity interest. The investment has a carrying amount of $56.7 million at December 31, 2000. Subsequent to December 31, 2000, the market value of similar publicly traded companies has decreased significantly. CarPoint is not publicly traded and based upon recent sales of equity to Ford Motor Company, the Company does not believe its investment is impaired on an other than temporary basis. However, a continued decline in the value of technology stocks could significantly impact the value and marketability of the Company's investment in CarPoint. Because the Company's investment in CarPoint represents 64% of Navidec's total assets any such decline in value or restriction in marketability would result in a significant adverse impact on the Company.

ITEM 8.           FINANCIAL STATEMENTS.

                                  NAVIDEC, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Page
                                                                       ----


Report of Independent Public Accountants                                F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000            F-3

Consolidated Statements of Operations for the Years Ended
         December 31, 1998, 1999 and 2000                               F-4

Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 1998, 1999 and 2000                         F-5

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1998, 1999 and 2000                               F-6

Notes to Consolidated Financial Statements                              F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Navidec, Inc.:

We have audited the accompanying consolidated balance sheets of NAVIDEC, INC. (a Colorado corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navidec, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Denver, Colorado,
     March 16, 2001.

                                  NAVIDEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   December 31,
 ASSETS                                                         1999         2000
                                                              --------     --------
   CURRENT ASSETS:
     Cash and cash equivalents                                $ 35,860     $  3,475
     Investments in debt securities                              9,855        2,990
     Accounts receivable, net                                    4,371        4,908
     Costs and estimated earnings in excess of billings            148        1,545
     Inventory                                                     846          586
     Notes receivable                                               --        3,700
     Deferred taxes                                                 --        6,395
     Prepaid expenses and other                                    885          565
                                                              --------     --------
       Total current assets                                     51,965       24,164

   PROPERTY AND EQUIPMENT, net                                   7,398        6,379

   OTHER ASSETS:
     Goodwill, net of accumulated
       amortization of $244 in 1999                              1,175           --
     Deferred financing costs, net of accumulated
         amortization of $45 in 1999                               901           --
     Investment in Carpoint                                         --       56,670
     Other investments                                           3,589        1,964
                                                              --------     --------

       TOTAL ASSETS                                           $ 65,028     $ 89,177
                                                              ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Accounts payable                                         $  3,437     $  2,362
     Bank overdrafts                                               149           --
     Accrued liabilities                                         1,692        3,030
     Current borrowings                                            423        1,028
     Deferred revenue                                               --          416
                                                              --------     --------
               Total current liabilities                         5,701        6,836

   NONCURRENT LIABILITIES:
   Long-term borrowings                                            356        1,242
   Convertible debt obligations                                 19,876           --
   Other                                                            --       20,532


   COMMITMENTS AND CONTINGENCIES


   STOCKHOLDERS' EQUITY:
     Common stock, no par value, 20,000 shares authorized:
       Voting, 10,855 and 10,939 shares outstanding             54,910       53,775
       Nonvoting, none and 701 shares outstanding                   --        5,817
     Warrants for common stock                                   1,207        1,141
     Accumulated other comprehensive income                        290          792
     Accumulated deficit                                       (17,312)        (958)
                                                              --------     --------
           Total stockholders' equity                           39,095       60,567
                                                              --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 65,028     $ 89,177
                                                              ========     ========


      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                Year Ended
                                                                December 31,

                                                       1998        1999         2000
                                                     -------     --------     --------
REVENUE                                              $ 8,555     $ 18,966     $ 33,078
COST OF REVENUE                                        5,870       10,745       17,286
                                                     -------     --------     --------
GROSS PROFIT                                           2,685        8,221       15,792

OPERATING EXPENSES:
   Product development                                 1,834        2,858        6,268
   General and administrative                          2,957        5,312       15,954
   Sales and marketing                                   921        8,149       13,306
   Loss on restructured receivable                        --           --        4,016
   Depreciation and amortization                         522          950        3,268
                                                     -------     --------     --------
     Total operating expenses                          6,234       17,269       42,812
                                                     -------     --------     --------
 LOSS FROM OPERATIONS                                 (3,549)      (9,048)     (27,020)

OTHER INCOME (EXPENSE):
   Gain on sale of DriveOff.com                           --           --       43,302
   Gain on issuance of DriveOff.com equity                --           --       18,291
   DriveOff.com debt conversion incentive payment         --           --       (5,195)
   Impairment of investments                              --           --       (5,317)
   Interest income                                        19          919        1,153
   Interest expense                                     (414)        (685)        (907)
   Gain on investments                                    --          652           --
   Other income                                           11            1           47
                                                     -------     --------     --------
     Total other income (expense), net                  (384)         887       51,374
                                                     -------     --------     --------
NET INCOME (LOSS) BEFORE TAXES                        (3,933)      (8,161)      24,354
PROVISION FOR INCOME TAXES                                --           --        8,000
                                                     -------     --------     --------
NET INCOME (LOSS)                                    $(3,933)    $ (8,161)    $ 16,354
                                                     =======     ========     ========
EARNINGS (LOSS), per basic share                     $ (1.10)    $  (1.08)    $   1.47
                                                     =======     ========     ========
EARNINGS (LOSS), per diluted share                   $ (1.10)    $  (1.08)    $   1.37
                                                     =======     ========     ========

WEIGHTED AVERAGE SHARES:
   Basic                                               3,578        7,574       11,159
   Diluted                                             3,578        7,574       11,950


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                                            Warrants
                                                    Voting Common Stock                  Non-voting Common Stock              for
                                                 ------------------------             -----------------------------         Common
                                                 Shares            Amount             Shares                 Amount          Stock
                                                 ------            ------             ------                 ------        ---------
BALANCES, December 31, 1997                        3,201           $ 5,357                   -               $    -         $ 1,411
Issuance of common stock and
   warrants in a private
   placement, net of offering
   expenses of $350                                  406               131                   -                    -           1,345
Issuance of warrants in connection
   with borrowings                                     -                 -                   -                    -             300
Issuance of common stock in a
   private placement, net of
   offering expenses of $70                          700             1,330                   -                    -               -
Issuance of common stock for
   acquisition of CarWizard
   and LeaseSource                                   250               500                   -                    -               -
Exercise of employee stock options                    69               284                   -                    -               -
Exercise of warrants                                  83               457                   -                    -            (165)
Net loss                                               -                 -                   -                    -               -
Comprehensive income (loss)
                                                  ------           -------             -------                   --          ------
BALANCES, December 31, 1998                        4,709             8,059                   -                    -           2,891

Issuance of common stock and
   warrants, net of issuance
   costs of $406                                     380             3,394                   -                    -             780
Issuance of common stock in a
   public offering, net of
   offering costs of $2,555                        2,625            21,726                   -                    -               -
Beneficial conversion feature
   on convertible debt                                 -               285                   -                    -               -
Issuance of warrants                                   -                 -                   -                    -           1,356
Unrealized gain on investments                         -                 -                   -                    -               -
Exercise of warrants                               2,820            20,251                   -                    -          (3,820)
Exercise of employee stock options                   321             1,195                   -                    -               -
Net loss                                               -                 -                   -                    -               -
Comprehensive income (loss)
                                                  ------           -------             -------               ------          ------
BALANCES, December 31, 1999                       10,855            54,910                   -                    -           1,207

Conversion of promissory notes                         -                 -                 701                5,817               -
Stock issuance costs                                                (1,400)                  -                    -               -
Exercise of warrants                                  24               176                   -                    -             (66)
Exercise of employee stock options                   187               571                   -                    -               -
Repurchase of stock                                 (127)             (482)                  -                    -               -
Unrealized gain on investments                         -                 -                   -                    -               -
Net income                                             -                 -                   -                    -               -
Comprehensive income (loss)
                                                  ------           -------             -------                   --          ------
BALANCES, December 31, 2000                       10,939           $53,775                 701               $5,817         $ 1,141
                                                  ======           =======             =======               ======          ======



                                                                                              Accumulated
                                                Other                                            Other                    Total
                                            Comprehensive             Accumulated            Comprehensive            Stockholders'
                                                Income                  Deficit              Income (Loss)                Equity
                                            -------------            ------------            -------------            -------------
BALANCES, December 31, 1997                         $  -              $  (5,218)                                           $ 1,550
Issuance of common stock and
   warrants in a private
   placement, net of offering
   expenses of $350                                    -                      -                                              1,476
Issuance of warrants in connection
   with borrowings                                     -                      -                                                300
Issuance of common stock in a
   private placement, net of
   offering expenses of $70                            -                      -                                              1,330
Issuance of common stock for
   acquisition of CarWizard
   and LeaseSource                                     -                      -                                                500
Exercise of employee stock options                     -                      -                                                284
Exercise of warrants                                   -                      -                                                292
Net loss                                               -                 (3,933)                $ (3,933)                   (3,933)
Comprehensive income (loss)                                                                     $ (3,933)
                                                 -------               --------                =========                   -------
BALANCES, December 31, 1998                            -                 (9,151)                                             1,799

Issuance of common stock and
   warrants, net of issuance
   costs of $406                                       -                      -                                              4,174
Issuance of common stock in a
   public offering, net of
   offering costs of $2,555                            -                      -                                             21,726
Beneficial conversion feature
   on convertible debt                                 -                      -                                                285
Issuance of warrants                                   -                      -                                              1,356
Unrealized gain on investments                       290                      -                 $    290                       290
Exercise of warrants                                   -                      -                                             16,431
Exercise of employee stock options                     -                      -                                              1,195
Net loss                                               -                 (8,161)                  (8,161)                   (8,161)
Comprehensive income (loss)                                                                     $ (7,871)
                                                 -------               --------                =========                   -------
BALANCES, December 31, 1999                          290                (17,312)                                            39,095

Conversion of promissory notes                         -                      -                                              5,817
Stock issuance costs                                   -                      -                                             (1,400)
Exercise of warrants                                   -                      -                                                110
Exercise of employee stock options                     -                      -                                                571
Repurchase of stock                                    -                      -                                               (482)
Unrealized gain on investments                       502                      -                    $ 502                       502
Net income                                             -                 16,354                   16,354                    16,354
Comprehensive income (loss)                                                                     $ 16,856
                                                 -------              ---------                 =========                  -------
BALANCES, December 31, 2000                         $792              $    (958)                                           $60,567
                                                 =======              =========                                            =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Year Ended December 31,
                                                                  1998        1999        2000
                                                                -------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                            $(3,933)    $ (8,161)    $ 16,354
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation and amortization                                522        1,094        3,268
       Noncash interest expense                                     300          396          249
       Provision for bad debt expense                                75          182          155
       Provision for deferred taxes                                  --           --        8,000
       Gain on sale of DriveOff.com                                  --           --      (56,398)
       Stock received for services                                   --         (206)          --
       Gains on investment                                           --         (652)          --
       Write down of investments and receivables                     --           --        9,333
    Changes in operating assets and liabilities:
       Accounts receivable                                       (1,377)      (2,386)      (7,447)
       Costs and estimated earnings in excess of billings            (1)         (41)      (1,397)
       Inventory                                                    208         (505)         138
       Prepaid expenses and other assets                             47         (619)         470
       Accounts payable                                             857        1,586       (1,000)
       Bank overdrafts                                               --          149         (149)
       Accrued liabilities and other                                252          129          900
                                                                -------     --------     --------
   Net cash used in operating activities                         (3,050)      (9,034)     (27,524)
                                                                -------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, equipment and software                  (224)      (3,548)      (4,304)
     Capitalized software development costs                        (314)      (2,979)          --
     Cash assumed in acquisitions                                    68           --           --
     Funding of notes receivable                                     --           --       (3,700)
     Proceeds from the sale of debt securities                       --           --        6,865
     Purchase of debt securities                                     --       (9,782)          --
     Additional purchase consideration                               --           --         (700)
     Equity investments                                              --       (2,441)      (1,880)
                                                                -------     --------     --------
   Net cash used in investing activities                           (470)     (18,750)      (3,719)
                                                                -------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and capital lease obligations       (478)      (1,050)        (867)
     Proceeds from notes payable                                    885           --           --
     Proceeds from issuance of common stock and warrants          3,226       28,081           --
     Proceeds from issuance of convertible debt                      --       21,200           --
     Proceeds from exercise of stock options                        284        1,195          571
     Proceeds from exercise of warrants                             292       16,619          110
     Repurchase of common stock                                      --           --         (482)
     Payment for offering and deferred financing costs             (420)      (2,909)        (540)
     Proceeds from factoring of accounts receivable               3,515          257           --
     Payments to factor                                          (3,502)        (460)          --
     Other                                                           60           --           66
                                                                -------     --------     --------
   Net cash provided by (used for) financing activities           3,862       62,933       (1,142)
                                                                -------     --------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             342       35,149      (32,385)

CASH AND CASH EQUIVALENTS, beginning of year                        369          711       35,860
                                                                -------     --------     --------

CASH AND CASH EQUIVALENTS, end of year                          $   711     $ 35,860     $  3,475
                                                                =======     ========     ========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

Navidec, Inc., a Colorado corporation (the "Company"), was incorporated in 1993. The Company's experienced team designs, builds and manages open system, component-based eSolutions that enable its customers to incorporate e-business initiatives into their overall business strategies. The Company also serves as a distributor of various high technology and other products through traditional and electronic channels.

Navidec is subject to various risks and uncertainties frequently encountered by companies in the rapidly evolving market for Internet-based products and services. Such risks and uncertainties include, but are not limited to, an evolving and unpredictable business model and the management of rapid growth. To address these risks, the Company must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service and attract, retain and motivate qualified personnel. There can be no guarantee that the Company will be successful in addressing such risks.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Navidec and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Minority investments in entities over which Navidec exercises significant influence through its board representation or ownership of equity securities are accounted for using the equity method. Other minority interests in private companies are accounted for at the lower of cost or net realizable value.

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

    Cash and Cash Equivalents

For purposes of reporting cash flows, Navidec considers cash and cash equivalents to include highly liquid investments with original maturities of 90 days or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. The recorded amounts for cash equivalents approximate fair value due to the short-term nature of these financial instruments.


    Concentration of Credit Risk

Financial instruments that potentially subject Navidec to significant concentrations of credit risk include cash and cash equivalents, marketable debt securities and accounts receivable. The Company maintains its cash and investment balances in the form of bank demand deposits, money market accounts, commercial paper and short-term notes with financial institutions that management believes to be of high credit quality. Accounts receivable are typically unsecured and are derived from transactions with and from customers primarily located in the United States.

Navidec performs ongoing evaluations of its customers' financial condition and generally does not require collateral, except for billings in advance of work performed. Allowances for uncollectable accounts receivable are determined based upon information available and historical experience. Accounts receivable are shown net of an allowance for doubtful accounts of $532,000 and $307,000 as of December 31, 2000 and 1999, respectively.

    Investment in Debt Securities

Navidec has investments in debt securities, consisting of short-term notes and commercial paper. The investments are recorded at their amortized cost, which approximates fair value due to their short-term nature. Debt securities are held to maturity, with maturities ranging from three to fourteen months from December 31, 2000.

    Investments

Investments in publicly traded equity securities over which Navidec does not exercise significant influence are recorded at market value. Investments in non-publicly traded equity securities or non-marketable equity securities are stated at the lower of cost or estimated realizable value. Investments in equity securities included the following for the year ended December 31, 1999 and 2000 (in thousands)

                                    December 31, 1999               December 31, 2000
                              ----------------------------     ----------------------------
                                       Unrealized  Carrying             Unrealized Carrying
                               Cost       Gain      Value       Cost       Gain      Value
                              ------     ------     ------     ------     ------     ------
Marketable securities         $  702     $  290     $  992     $  702     $1,262     $1,964

Non-marketable securities      2,207          -      2,207          -          -          -
                              ------     ------     ------     ------     ------     ------
                              $2,909     $  290     $3,199     $  702     $1,262     $1,964
                              ======     ======     ======     ======     ======     ======


Navidec received common stock with a market value of $702,000 in exchange for common shares with a carrying value of $50,000 during 1999.

During 1999, the Company invested $2.2 million in equity securities of two privately held companies. During 2000, the Company performed e-solutions related services for one of these companies and recorded approximately $4 million in revenue. Management determined that these receivables would likely be uncollectable and charged-off the balance. The receivable was converted into additional equity in the investee. Management also evaluated the recoverability of its cost method investment in these companies. The investments were determined to be impaired and the remaining $2.2 carrying amount was written-off.

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

    Goodwill and Intangible Assets

Goodwill and intangible assets are amortized on a straight-line basis over their estimated useful lives of five years. Amortization expense was $177,000, $144,000, and $100,000 for 2000, 1999, and 1998, respectively

    Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and payables approximated their fair value because of their short-term nature. Investments in debt securities are recorded at their amortized cost, which approximates fair value because of their short-term maturity. Investments in marketable equity securities are recorded at fair value based upon quoted market prices. Investments in non-marketable equity securities are based upon recent sales of similar securities by the investee and approximate their carrying value. The fair value of the Company's convertible debt obligations were estimated based upon the fair value of the underlying stock. The Company's other borrowings approximate their carrying amounts based upon interest rates currently available to the Company.

    Revenue Recognition

         Contract Revenues

Revenues from fixed price and time and materials contracts are recognized on the percentage of completion method for individual contracts. Revenues for fixed price contracts are recognized once progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. Contract costs include all labor costs and those direct costs related to contract performance. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and revenues in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, revenue is recognized when the work is completed.

         Product Sales

Revenues from product sales are recognized when risk of loss passes to the customer. Estimates of returns and allowances are recorded in the period of the sale based on Navidec's historical experience and the terms of individual transactions.

         Other Revenues

Revenues from hosting, maintenance and support agreements are recognized on a straight-line basis over the life of the related agreement.

    Product Development

Costs incurred in the development of new products and enhancements to existing products and services are charged to expense as incurred.

    Advertising Costs

Advertising costs are expensed when the advertisement is released and are included in sales and marketing expenses in the accompanying statements of operations. Advertising expense totaled $5,078,000, $1,643,000 and $256,000 in 2000, 1999 and 1998, respectively. Included in prepaid expense at December 31, 1999, were prepaid advertising costs of $687,000.

     Income Taxes

The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. Navidec's deferred tax assets have been reduced by a valuation allowance to the extent it was deemed more likely than not, that some or all of the deferred tax assets would not be realized.

    Stock-Based Compensation

The Company accounts for its employee stock-based compensation arrangements using the intrinsic value method under which compensation expense related to employee stock grants is recorded if the fair value of the underlying stock exceeds the exercise price on the measurement date.

 Accruals

Accrued expenses include the following at December 31 (in thousands):

                                                      1999      2000
                                                      ----      ----

Accrued compensation and commissions                 $  393    $  622
Fees payable on sale of DriveOff.com                     --     1,458
Accrued earnout                                         700        --
Accrued interest                                        159        --
Other                                                   440       950
                                                     ------    ------
                                                     $1,692    $3,030
                                                     ======    ======

 Sale of Stock by Subsidiaries and Equity Method Investees

The Company recognizes gains and losses from the sale of stock by its subsidiaries and equity method investees in its statements of operations when realization of the gain is reasonably assured.


    Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive.

Shares used in the computation of diluted earnings per share, using the treasury stock method, were as follows (in thousands):


                                              DECEMBER 31,
                                     ------------------------------
                                      1998      1999       2000
                                     --------  --------  ----------

Weighted average common shares         3,578     7,574      11,159
Stock options                              -         -         734
Warrants                                   -         -          57
                                     --------  --------  ----------
Weighted average diluted shares        3,578     7,574      11,950
                                     ========  ========  ==========

Potentially dilutive securities which have been excluded from the determination of diluted earnings per share because their effect would be anti-dilutive are as follows:

                                        1998      1999        2000
                                        ----      ----        ----
Navidec stock options                  1,468     1,550         770

Convertible debt                           -       701          --
Warrants                               2,937       298         125
                                     --------  --------  ----------
Total anti-dilutive shares
  excluded                             4,405     2,549         895
                                     ========  ========  ==========

Comprehensive Income (Loss)

Comprehensive income (loss) includes the following adjustments to net income
(loss) for the years presented (in thousands):

                                         1998            1999            2000
                                     -------------   -------------   -------------

Gross unrealized gains                     $    -         $   290         $   972

Income taxes                                    -               -            (470)

                                     -------------   -------------   -------------
                                           $    -         $   290         $   502
                                     =============   =============   =============


    Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

Costs incurred during the development of internal use software are capitalized, while the costs incurred during the preliminary project and post-implementation stages are expensed. The Company capitalized $0, $2,979,000 and $314,000 in 2000, 1999 and 1998, respectively.

    Recent Accounting Pronouncements

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 requires that all derivative instruments be recorded at fair value. The adoption of SFAS No. 133 did not have a significant impact on Navidec's financial condition or results of operations.

In December 1999, the Securities and Exchange Commission Staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB 101, as of January 1, 2001, did not have an impact on the Company's financial statements.

    Reclassifications

Certain reclassifications to prior year financial statements have been made to conform to the current year's presentation.


(3)  ACQUISITIONS

    1998 Acquisitions

Effective December 28, 1998, Navidec acquired 100% of the stock of both CarWizard and LeaseSource. The combined purchase consideration was $539,000 and consisted of $500,000 of the Company's common stock and the assumption of $39,000 of net liabilities. The acquisition was accounted for under the purchase method of accounting, and accordingly, the operating results of CarWizard and LeaseSource have been included in the accompanying consolidated financial statements from the effective date of the acquisitions. During 1999, $700,000 was recorded as additional purchase consideration based upon the achievement of earnout criteria.


The following pro forma results of operations assumes the 1998 acquisitions were completed on January 1, 1998:

                                              Actual 1998      Pro Forma 1998
                                              -----------      --------------
Revenue                                       $ 8,555,000      $ 9,162,000
Net loss                                      $(3,933,000)     $(4,142,000)
Basic and diluted loss per share              $     (1.10)     $     (1.08)
Basic and diluted weighted-average common
     shares outstanding                         3,578,000        3,828,000


(4)  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                      December 31,
                                     Useful Lives           1999          2000
                                     ------------           ----          ----
Computers and equipment               3 to 4 years   $ 4,025,000    $ 5,045,000
Software purchased                         3 years     3,293,000      2,009,000
Furniture and office equipment        4 to 5 years       757,000      1,385,000
Leasehold improvements                  Lease term       831,000      1,346,000
                                                         -------    -----------
                                                       8,906,000      9,785,000
Less accumulated depreciation                         (1,508,000)    (3,406,000)
                                                     -----------    -----------
Net property and equipment                           $ 7,398,000    $ 6,379,000
                                                     ===========    ===========

Depreciation expense was $3,091,000, $950,000 and $422,000 for 2000, 1999, 1999,
respectively.

(5) BORROWINGS

Notes payable and convertible debt consist of the following:

                                                                                            December 31,
                                                                                        1999          2000
                                                                                        ----          ----
Navidec convertible debt held by Wells Fargo; interest at 3%, principal and interest due in December 2004,
     convertible into 701,081 shares of Navidec common stock                    $  6,200,000      $     --
DriveOff.com convertible debt held by Wells Fargo; interest at
     3%, principal and interest due in December 2004,
     convertible into 3,200,000 shares of DriveOff.com common stock               15,000,000            --
Unsecured note payable                                                                    --       860,000
Unamortized discount                                                              (1,324,000)           --
                                                                                ------------      --------
                                                                                $ 19,876,000      $860,000
                                                                                ============      ========


Convertible Debt

On September 30, 1999, WFC Holdings Corporation ("WFC"), a subsidiary of Wells Fargo & Company, made an investment of $25 million in Navidec and DriveOff.com. WFC purchased 380,000 shares of the Company's common stock for $3,800,000, or $9.25 per share, and received a note for $6,200,000 that was convertible into 701,081 shares of the Company's non-voting common stock. For its $15 million investment in DriveOff.com, WFC received a note convertible (as of September 30, 1999) into 3.2 millions shares (representing twenty percent of DriveOff.com's common stock outstanding as of the closing of the transaction). WFC also received a five-year warrant for an additional 160,000 shares of DriveOff.com, exercisable one year after the transaction's closing at $6.5625 per share. The warrants were valued at $440,000 using the Black-Scholes option pricing model assuming a fair value of the common stock on the grant date of $4.69, volatility of 76%, 5% risk free interest rate, 0% expected dividend yield and a contractual term of five years. This warrant was accounted for as a discount on the DriveOff.com convertible debt and was being amortized to interest expense over the term of the borrowing.

Adjustments to the conversion rate of the WFC convertible debt occurred because the per share price received by the Company in its October 1999 secondary offering was less than $10 per share. Because the secondary offering price was $9.25 per share, the number of shares the debt was convertible into was adjusted to 701,081 shares of Navidec common stock, or $8.84 per share. Accordingly, the Company accounted for this $285,000 beneficial conversion feature as additional interest expense on the convertible debt and an increase to additional paid-in capital, as the debt was immediately convertible.

On June 30, 2000, WFC converted the $15 million face value note with a carrying amount of $14,177,000 plus accrued interest of $338,000 and deferred offering costs of $574,000, into common shares of DriveOff.com. A gain of $18.3 million was recognized upon issuance of DriveOff.com's shares for the partial sale of this subsidiary.

On Oct 13, 2000, WFC converted the $6.2 million face value note with a carrying amount of $5,842,000 plus accrued interest of $196,000 and deferred offering costs of $221,000, into non-voting common shares of Navidec, Inc.

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

Note Payable

During 2000, the Company settled its outstanding litigation regarding amounts allegedly due a placement agent in connection with raising equity in prior years. As part of the settlement, the Company issued an $860,000 promissory note payable in 57 monthly payments of $13,333 and two payments of $50,000 due in 2002 and 2004.


Capital Lease Obligations

Navidec has entered into several capital lease obligations for furniture, computers and equipment. The leases are for terms ranging from 36 to 60 months, expiring at various times through 2004. Interest on the Company's capital lease obligations are at rates ranging from 8% to 16%.

Equipment purchased under capital leases is included in the cost of property and equipment and secures the repayment of the capital lease obligations. The following is a summary of property and equipment purchased under capital leases as of December 31:
                                                       1999              2000
                                                       ----              ----
Furniture, computers and equipment               $1,087,000        $2,585,000
Less - accumulated depreciation                    (265,000)        (719,000)
                                                 ----------        ----------
     Net book value                              $  822,000        $1,866,000
                                                 ==========        ==========

Navidec acquired property of $1,498,000, $840,000 and $72,000 in 2000, 1999 and
1998, respectively, under capital lease arrangements.

In connection with the sale of DriveOff.com, Navidec and CarPoint entered into a sublease arrangement, whereby CarPoint makes a monthly lease payment to Navidec, the original lessee of the equipment, for equipment transferred to CarPoint upon the sale. Navidec has recorded the lease receivable of approximately $206,000 in other assets at December 31, 2000. Future minimum lease payments receivable under the sublease was as follows at December 31, 2000:

Year ended December 31,
         2001                                 $119,000
         2002                                  105,000
         2003                                   18,000
                                             ---------
Total minimum lease payments                   242,000
Less amount representing interest              (36,000)
                                             ---------
Lease receivable                              $206,000
                                             =========


 Maturities

As of December 31, 2000, future minimum payments under the Company's borrowing arrangements are as follows:

Year ended December 31,                  Capital Leases   Notes Payable
                                         -----------      ---------
           2001                          $ 1,052,000      $ 160,000
           2002                              498,000        210,000
           2003                               29,000        160,000
           2004                                7,000        210,000
           2005                                    0        120,000
                                         -----------      ---------
  Total minimum lease payments             1,586,000        860,000
  Less amount representing interest         (176,000)            --
                                         -----------      ---------

  Total obligation                         1,410,000        860,000
  Less - current portion                    (868,000)      (160,000)
                                         -----------      ---------

  Long-term obligations                  $   542,000      $ 700,000
                                         ===========      =========

The estimated fair value of Navidec's borrowings was $2,270,000 and $23,413,000 at December 31, 2000 and 1999, respectively. Cash paid for interest was $282,000, $251,000 and $109,000 in 2000, 1999 and 1998, respectively.

(6) INCOME TAXES

The provision for income taxes consists of the following:

                                              Year Ended December 31,
                                       1998           1999            2000
                                       ----           ----            ----
Current:
    Federal                       $      --     $       --    $         --
    State                                --             --              --
                                  ---------      ---------     -----------
      Total current provision            --             --              --
                                  ---------      ---------     -----------

Deferred:
    Federal                      (1,224,000)    (2,616,000)     11,514,000
    State                          (189,000)      (395,000)      1,086,000
    Valuation allowance           1,413,000      3,011,000      (4,600,000)
                                  ---------      ---------     -----------
       Total deferred provision          --             --       8,000,000
                                  ---------      ---------     -----------
          Total provision         $      --     $       --    $  8,000,000
                                  =========     ==========    ============


Differences between the income tax expense reported in the statements of operations and the amount reported by applying the statutory federal income tax rate (35%) to earnings before income taxes are as follows:

                                                 Year Ended December 31,
                                             1998         1999        2000
                                             ----         ----        ----
Expected rate                               (35.0)%      (35.0)%      35.0%
State taxes, net of federal deduction        (3.1)        (3.1)        4.4
Tax gain greater than book on DriveOff.com     --           --        11.7
Nondeductible goodwill amortization           0.9          0.6         0.3
Other permanent items                         1.3          0.6         0.3
Valuation allowance                          35.9         36.9       (18.9)
                                             ----         ----        ----
                                               0%           0%       32.8%
                                               ==           ==       =====

The components of the net deferred income tax assets (liabilities) are as follows:

                                                            December 31,
                                                       1999              2000
                                                       ----              ----
Current assets (liabilities):
       Investments                              $        --        $3,255,000
       Accruals                                      30,000         2,935,000
       Bad debt reserves                            114,000           205,000
       Valuation allowance                         (144,000)               --
                                                -----------      ------------
                                                         --         6,395,000
                                                -----------      ------------
Noncurrent assets (liabilities):
       Basis difference in Carpoint                      --       (19,465,000)
       Net operating losses                       6,907,000         4,600,000
       Property and equipment                    (1,260,000)               --
       Valuation allowance                       (5,647,000)               --
                                                -----------      ------------
                                                         --       (14,865,000)
                                                -----------      ------------
            Net deferred tax liability          $        --      $ (8,470,000)
                                                ===========      ============


At December 31, 2000, for income tax purposes, Navidec had approximately $12 million of net operating loss carryforwards. Such net operating losses expire between the years 2011 to 2020. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. The sale of Driveoff.com reduced the net operating losses available to the Company by approximately $18.4 million.

During 1999 and 1998, the Company increased its valuation allowance by $3,011,000 and $1,413,000, respectively, due mainly to uncertainty relating to the realizability of the net operating loss carryforwards. During 2000, the Company reversed approximately $4.6 million of its valuation allowance primarily because of the gain on the sale of DriveOff.com.

Navidec has paid no income taxes during the three years ended December 31, 2000.


(7)  COMMITMENTS AND CONTINGENCIES

     Operating Leases

Navidec leases certain facilities and equipment under operating leases that expire at various times through 2004. Future minimum lease payments for such operating leases are as follows as of December 31, 2000:

           Year ended December 31 -

                 2001                                 $1,837,000
                 2002                                  1,815,000
                 2003                                  1,815,000
                 2004                                  1,815,000
                                                      ----------
                                                      $7,282,000
                                                      ==========

Rental expense related to these leases was $1,896,000, $244,000 and $125,000 for 2000, 1999, and 1998, respectively.

  Defined Contribution Plan

Navidec has a 401(k) profit sharing plan (the "Plan"). Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan. During 2000, the Company contributed $64,000.

    Litigation

In the normal course of business, Navidec is subject to, and may become a party to, litigation. Management believes there are no matters currently in litigation that will have a material impact on the Company's financial position or results of operations.

(8)  RELATED PARTY TRANSACTIONS

In April 1997, Navidec entered into a service agreement with a shareholder. This agreement provides for payments of $5,000 per month plus 2 1/2% of any capital raised as a result of the shareholder's efforts in the form of warrants for the Company's stock. These warrants were priced at the closing price of the Company's stock on the date of closing of any transaction, exercisable commencing six months after each grant and expire five years from the date of each grant. As of December 31, 2000 none of these warrants were outstanding.

In February 1998, Navidec entered into an additional service agreement with this shareholder to provide financial and banking services. For this agreement, the shareholder received a consulting fee of warrants to purchase 250,000 shares of common stock at $3.50 per warrant. During 1998 and 1999, the shareholder exercised 83,000 and 165,000 of these warrants, respectively.

In November 2000, Navidec loaned $35,000 to an officer of the Company carrying an annual interest rate of 7% with principal and interest due on May 30, 2001.

(9)  STOCKHOLDERS' EQUITY

    Initial Public Offering

In February 1997, Navidec completed an initial public stock offering of 1,000,000 units (comprised of 1,000,000 shares of common stock and warrants for the purchase of 1,000,000 shares of common stock). The offering provided proceeds to the Company of $3,436,000, net of offering costs of $1,094,000. Each warrant allowed the holder to purchase one share of common stock at an exercise price of $7.20 through February 2002. The warrants were redeemable by the Company at $.05 per warrant upon 30 days notice if the market price of the common stock for 20 consecutive trading days within the 30-day period preceding the date the notice is given equaled or exceeded $8.40. These warrants were called by the Company on February 12, 1999. The Company also sold to the underwriter at the close of the public offering underwriter's warrants, at a price of $0.001 per warrant, to purchase 100,000 shares of common stock. The underwriter's warrants were exercisable for four years beginning in February 1998 at $7.38 per share.

    Private Placement 1997 and 1998

During 1997 and 1998, Navidec raised $2,193,000 in a private placement, net of offering costs of $482,000, by issuing 594,500 units (comprised of one share of common stock and one warrant) at $4.50 per unit. Each warrant allowed the holder to purchase one share of common stock at an exercise price of $7.20 for a period extending through February 10, 2002. The warrants were redeemable by the Company at $.05 per warrant upon 30 days notice if the market price of the common stock for 20 consecutive trading days within the 30-day period preceding the date the notice is given equaled or exceeded $8.40. These warrants were called by the Company on February 12, 1999. Offering costs associated with the private placement included underwriter commissions and non-accountable expense allowances totaling 13% of proceeds, as well as placement agent warrants to purchase 10% of the units sold for five years from the date of closing at $4.50 per unit. In addition, the Company agreed to issue any broker or registered agent who placed four or more placement units (consisting of 6,000 units or $27,000 each) one broker warrant for each $20 sold at a price of $4.50. Accordingly, 118,849 of warrants were issued during 1998 to brokers and registered agents. During 1999, 24,000 of these warrants were exercised resulting in proceeds to the Company of $115,000. During 1998, the Company issued 61,520 of warrants to brokers or registered representatives as part of the offering cost, of which 58,000 were exercised during 1999, resulting in proceeds to the Company of $259,000.

    Private Placement 1998

In November 1998, Navidec completed a private placement resulting in the issuance of 700,000 shares at $2.00 per share. This offering generated $1,330,000 in proceeds net of offering costs of $70,000. No warrants were issued in connection with this private placement.

    Warrant Call

On February 12, 1999, Navidec called all publicly traded warrants. Each warrant entitled the holder to purchase one share of common stock for $7.20. In total, 1,918,000 warrants were exercised prior to the expiration date of March 15, 1999. The warrants generated $13,810,000, net of offering costs of $100,000. In addition, the Company issued 200,000 warrants with exercise prices ranging from $4.00 to $6.031 to representatives for solicitation for the exercise of the warrants. These warrants were valued at $1,356,000 using the Black-Scholes option pricing model assuming a fair value of the common stock on the grant date of $11.00, a 115% volatility, a 4.5% risk free interest rate, 0% expected dividend yield and a contractual life of seven months. These warrants were accounted for as costs of the warrant call.

    Public Offerings

In October 1999, Navidec completed a public stock offering of 2,500,000 shares of common stock and an over-allotment of 125,000 shares of common stock. The offering provided proceeds to the Company of $21,726,000, net of offering costs of $2,555,000.

    Issuance of Non-Voting Common

On October 12, 2000, the shareholders of Navidec voted to amend the Company's Amended and Restated Articles of Incorporation to allow for the issuance of non-voting common shares. Subsequently, WFC Holdings Corp.'s convertible debt was exchanged for 701,081 non-voting common shares.

The following table summarizes the warrants outstanding for the Company's common stock as of December 31, 2000:

                                 Exercise                             Remaining
   Warrants            Units        Price           Value      Contractual Life
   --------            -----        -----           -----      ----------------
          A           15,925        $7.38    $     13,000            2.25 years
          B           11,862        $4.50          45,000            2.25 years
          C            1,538        $3.50           3,000            2.25 years
          D            3,788        $4.50          10,000            2.25 years
          E           70,508        $4.50         202,000            2.25 years
          F           40,500        $2.00          88,000             3.0 years
          G          125,000        $9.25         780,000            3.75 years
                     -------                 ------------
                     269,121                 $  1,141,000
                     =======                 ============


     Share Repurchase Plan

On October 12, 2000, the board of directors of Navidec authorized the repurchase of up to 1,000,000 shares of the Company's common stock. As of March 29, 2001, the Company had purchased approximately 127,000 shares at an average price of $3.80 and retired them in accordance with Colorado State Law.

    Stock Option Plan

The Company has adopted a Stock Option Plan (the "Plan") under which the Company is authorized to grant incentive and non-qualified stock options to acquire up to 2,000,000 shares of the Company's common stock to employees and directors of the Company. Under the Plan, the exercise price per share of a non-qualified stock option must be equal to at least 50% of the fair market value of the common stock on the date of grant, and the exercise price per share of an incentive stock option must equal the fair market value of the common stock on the date of grant. Options granted vest over various terms with a maximum vesting period of five years and expire after a maximum of 10 years.

On October 12, 2000, the shareholders of Navidec approved an amendment to increase from 2,000,000 to 3,000,000 the number of shares of common stock issuable under the Plan.

The following table summarizes the activity in the Plan:

                                                     1998                     1999                  2000
                                                  Weighted               Weighted               Weighted
                                                   Average                 Average               Average
                                                  Exercise                Exercise              Exercise
                                         Shares      Price       Shares      Price     Shares      Price
                                         ------      -----       ------      -----     ------      -----

Outstanding at beginning of year        297,000      $4.58    1,468,000      $4.23  1,550,000      $5.70
Granted                               1,390,000       4.17      477,000       9.45    747,000       7.14
Exercised                               (69,000)      4.12     (334,000)      3.98   (187,000)      2.95
Forfeited and canceled                 (150,000)      4.43      (61,000)      5.17   (114,000)      9.55
                                       --------       ----      -------       ----   --------       ----

Outstanding at end of year            1,468,000      $4.23    1,550,000      $5.85  1,996,000      $6.28
                                      ---------      -----    ---------      -----  ---------      -----

Exercisable at end of year              263,000      $4.45      709,000      $4.01    757,000      $5.27
                                        -------      -----     --------      -----  ---------      -----

Weighted average fair value
  of options granted during year                     $2.20                   $6.97                 $5.35
                                                     =====                   =====                 =====

The status of stock options outstanding and exercisable under the Plan as of December 31, 2000 is as follows:

                                     Stock Options Outstanding                 Stock Options Exercisable
                                     -------------------------                 -------------------------
                                                      Weighted
                                       Weighted        Average                  Weighted
     Range of                           Average      Remaining                   Average
     Exercise          Number of       Exercise    Contractual      Number of   Exercise
      Prices               Shares         Price   Life (Years)         Shares      Price
     --------          ----------      --------   ------------      ---------   --------

  $2.34 - $4.18           569,000         $2.76           3.28        363,000      $2.92
  $4.62 - $5.93           604,000          5.32           3.72        193,000       5.12
  $6.68 - $9.62           608,000          8.19           4.12        156,000       9.14
  $10.06 - $15.00         170,000         12.58           3.98         45,000      11.47
 $15.75 - $21.504          45,000         17.35           4.15            --          --
                        ---------         -----           ----        -------      -----
                        1,996,000         $6.28           3.75        757,000      $5.27
                        =========                                     =======


         Pro Forma Fair Value Disclosures

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rate of 6.03, 5.69 and 5.00 percent , no expected dividend yields, expected lives of 4.0 years, and expected volatility of 107, 104 and 76 percent, respectively. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

Had compensation cost for options granted been determined based upon fair value at the date of the grant, Navidec's net income (loss) would have been the following pro forma amounts (in thousands, except per share data):



                                              2000         1999        1998
                                           -----------  -----------  ----------
Net Income/Loss:
           As reported                       $ 16,354    $ (8,161)    $ (3,933)

           Pro forma                         $ 14,493    $(15,469)      (5,569)

Net Loss per share, basic and diluted

Basic:     As Reported                       $   1.47    $  (1.08)    $ (1.10)
           Pro Forma                         $   1.30    $  (2.04)    $ (1.56)

Diluted:   As Reported                       $   1.37    $  (1.08)    $ (1.10)
           Pro Forma                         $   1.21    $  (2.04)    $ (1.56)

(10)  BUSINESS SEGMENT INFORMATION

Navidec has organized its operations around three separate business segments: eSolutions, Product Distribution, and DriveOff.com (formerly, "Automotive").

eSolutions provides custom solutions, including the architecture, design, development and integration of high-tech solutions, utilizing Web technology. Product Distribution provides the resale and configuration of third party software and hardware components, graphical printers and supplies. Prior to October 2000, DriveOff.com provided total online automotive solutions through its Web sites, in addition to providing custom solutions to companies in or with relationships in the automotive industry.

Segment operations are measured consistent with the accounting policies used in these consolidated financial statements.

 The following provides information on Navidec's segments:








                          Year Ended December 31, 1998
                                 (in thousands)

                                                               Product
                                eSolutions      DriveOff  Distribution     Corporate            Total
                                ----------      --------  ------------     ---------            -----

Revenues from external
     customers                    $  5,443      $    939       $ 2,173      $     --         $  8,555

Gross profit                      $  1,434      $    696       $   555      $     --         $  2,685

(Loss) income from operations     $ (1,113)     $ (2,151)      $   137      $   (422)(1)     $ (3,549)

Identifiable assets               $  1,607      $    987       $   640      $  2,031 (2)     $  5,265



                          Year Ended December 31, 1999
                                 (in thousands)

                                                               Product
                                eSolutions      DriveOff  Distribution     Corporate          Total
                                ----------      --------  ------------     ---------          -----
Revenues from external
     customers                    $ 13,745      $  3,277      $ 1,944      $      -         $ 18,966

Gross profit                      $  5,099      $  2,613      $   509      $      -         $  8,221

(Loss) income from operations     $   (614)     $ (7,338)     $  (146)     $   (950)(1)     $ (9,048)

Identifiable assets               $  8,592      $ 12,691      $   421      $ 43,324 (2)     $ 65,028


                          Year Ended December 31, 2000
                                 (in thousands)

                                                                Product
                                eSolutions      DriveOff   Distribution      Corporate         Total
                                ----------      --------   ------------      ---------         -----
Revenues from external
     customers                    $ 31,294      $    713      $ 1,071      $      -         $ 33,078

Gross profit                      $ 15,469      $    612      $  (289)     $      -         $ 15,792

(Loss) income from operations     $ (4,854)     $(14,929)     $  (130)     $ (7,107)(1)     $(27,020)

Identifiable assets               $ 11,108      $     --      $   335      $ 77,734 (2)     $ 89,177

    (1) Corporate loss from operations represents depreciation expense and in 2000 a loss on a restructured receivable.

    (2) Corporate assets are those that are not directly identifiable to a particular segment and can include cash and cash equivalents, investment in debt securities, restricted cash, property and equipment, prepaids and other assets, and investments.

(11) Investments

DriveOff.com

On June 30, 2000, WFC converted its promissory note for 4,307,645 shares of DriveOff.com. Prior to the conversion, Navidec owned 100% of the outstanding shares, and subsequent to the conversion, Navidec owned 74.8% of the outstanding shares.

The Company recognizes gains and losses from the sale or issuance of stock by its subsidiaries and equity method investees in its statements of operations. The increase in the Company's proportionate share of DriveOff.com's net assets as a result of these transactions resulted in a pretax gain of $18.3 million for the Company. Because DriveOff.com issued 1,107,645 additional shares to WFC as an incentive to convert the outstanding note, a charge of $5,195,000 was recorded in connection with the conversion.

On September 30, 2000, the Company sold 100% of its remaining interest in DriveOff.com for 13,308,300 shares, or an 8.38% interest in CarPoint Inc. The sale of DriveOff.com resulted in a pretax gain of $43.3 million. The investment in CarPoint is accounted for under the cost method and the results of DriveOff.com are no longer included in the Company's statement of operations.

In connection with the DriveOff.com transaction, the Company is obligated to pay a bonus of approximately $5.7 million from the cash proceeds resulting from the sale of the CarPoint stock. This obligation is included in other noncurrent liabilities.

As part of its sale of DriveOff.com, the Company also disposed of its investment in IADMA. IADMA was included in other investments at December 31, 1999, at its carrying amount of $390,000.

Avis

In February of 2001, Navidec entered into a joint venture with Avis Europe for the development of a nearly new online automotive sales enterprise called Your AutoChoice.com. During the year, Navidec invested approximately $2.3 million dollars into the joint venture, and has a further obligation to invest $700,000, which has been accrued at December 31, 2000.

The Company and Avis Group have decided to cease operations in the venture. As a result, the Company has written-off its investment in and advances to the venture, and has accrued $700,000 for its share of the obligatory capital call in February 2001. Included in impairments of investments, is approximately $3 million related to the venture.

(12) Quarterly Results (Unaudited)


         1999
                             Q1          Q2          Q3          Q4           TOTAL
                          --------    --------    --------    --------      --------
             NET SALES      $4,457      $3,776      $4,473      $6,260       $18,966

          GROSS MARGIN       1,689       1,529       2,031       2,972         8,221

       NET INCOME/(LOSS)      (762)     (1,600)     (2,282)     (3,517)       (8,161)

           EPS - BASIC       (0.14)      (0.22)      (0.31)      (0.41)        (1.08)

               DILUTED       (0.14)      (0.22)      (0.31)      (0.41)        (1.08)


         2000
                             Q1          Q2          Q3          Q4           TOTAL
                          --------    --------    --------    --------      --------
             NET SALES      $6,557      $7,648      $8,641     $10,232       $33,078

          GROSS MARGIN       3,172       3,786       4,367       4,467 (3)    15,792

       NET INCOME/(LOSS)    (6,138)      5,676(1)   26,859(2)  (10,043)(4)    16,354

           EPS - BASIC       (0.56)       0.52        2.44       (0.86)         1.47

               DILUTED       (0.56)       0.49        2.19       (0.86)         1.37


(1) In the second quarter, Navidec recognized a pretax gain of $18.3 million from the partial sale of its DriveOff.com subsidiary. The gain was partially offset by the issuance of $5.2 million in DriveOff.com common stock as an incentive to convert the outstanding debt into equity.

(2) In the third quarter, Navidec sold its remaining interest in DriveOff.com for 13.3 million shares of CarPoint resulting in a pretax gain of $43.3 million, and impaired its investment in MBTI and a portion of its investment in JourneyLink.

(3) In the fourth quarter, the Company accepted equity in lieu of an outstanding receivable which was eventually written off resulting in a charge of $4 million

(4) In the fourth quarter, Navidec wrote down equity investments in JourneyLink and Avis to their net realizable value. This resulted in a charge of $5.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 On March 1, 1999, Navidec engaged Arthur Andersen LLP to replace Hein + Associates LLP as the Company's independent accountant to audit the Company's financial statements starting for the period ended December 31, 1998. Hein + Associates LLP was dismissed as the Company's independent accountant on the same date. The Audit Committee of the Company's Board of Directors approved the change in the Company's independent accountant.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows the name, age and position of each officer and director of Navidec.

Name                                Age     Position
- ----                                ---     --------

J. Ralph Armijo                     49      President, Chief Executive Officer and Director
Patrick R. Mawhinney                36      Chief Financial Officer, Treasurer, Secretary and
                                            Director
Michael Wager                       49      Executive Vice President - Business Development
Hal Anderson                        36      Executive Vice President - Business Operations
Kenneth P. Bero                     47      Executive Vice President - Sales and Marketing
Greg Hanchin                        40      Vice President - Business Development
Andrew S. Davis                     46      Director
Lloyd G. Chavez, Jr.                50      Director
Gerald A. Marroney                  47      Director


Our directors are elected by our shareholders at each annual shareholders' meeting and hold office until their successors are duly elected and qualified under our bylaws. Our officers are elected by the board of directors at the first meeting after each annual shareholders' meeting and hold office until their successors are duly elected and qualified under our bylaws.

J. Ralph Armijo has served as our President, Chief Executive Officer and as one of our directors since our inception in 1993. From June 1999 until October 2000, Mr. Armijo served as the Chairman of the Board of DriveOff.com. Mr. Armijo received his B.A. from Colorado College and his M.B.A. from the University of California, Los Angeles.

Patrick R. Mawhinney has served as our Chief Financial Officer, Treasurer and as a director since July 1996. Mr. Mawhinney has served as our Secretary since August 1999. Prior to that he served as the President of Interactive Planet, Inc. from its inception in May 1995 until its merger with us in July 1996. From May 1995 until May 1996, Mr. Mawhinney also served as a financial/accounting consultant for MIS\Sunguard, a provider of accounting and investment software. He received his B.S. from Colorado State University.

Michael Wager has served as Executive Vice President of Business Development since March 2000. Mr. Wager was a partner of Cleveland-based Benesch, Friedlander, Coplan and Arnoff LLP from June 1989 to December 2000. Mr. Wager also served as chairman and founder of Ebusiness and Ecapital Group LLC, which specialized in consulting services for new web-based businesses, including venture capital financings. Mr. Wager has served as a director and trustee of numerous public and private companies as well as philanthropic organizations. Mr. Wager received a B.A. from The American University, M.A. from Columbia University and his J.D. from New York University School of Law.

Hal Anderson has served as Executive Vice President of Operations since November 2000. Prior to that Mr. Anderson was the Vice President of Technology for DriveOff.com, Inc., an automotive solutions practice that was created by Navidec and recently sold to MSN Carpoint. Mr. Anderson originally joined Navidec in 1995 as the Vice President of Business Development. Prior to that Mr. Anderson worked for US West Communication. Mr. Anderson received his B.A. from the University of Arizona and his MBA from the University of Denver.

Kenneth P. Bero has served as Executive Vice President of Sales and Marketing since September 2000. Prior to that he served as Chief Operating Officer since July 1999 and as Vice President of Sales from December 1997 to July 1999. From July 1996 to December 1997, Mr. Bero was Director of Sales, SGI Business Group at Access Graphics, a wholesale distributor of UNIX based hardware and software products. From September 1989 to June 1996, Mr. Bero held various sales and sales management positions at Tektronix, Inc. Mr. Bero received his B.A. from Bates College and his M.B.A. from Northeastern University.

Greg Hanchin has served as our Vice President of Business Development since July 1999. From December 1997 to July 1999, Mr. Hanchin was Director of Sales for our ESolutions division. From May 1996 to December 1997, Mr. Hanchin served as Regional Sales Manger for Netscape. From June 1989 to May 1996, Mr. Hanchin held various sales and marketing positions at Access Graphics. Mr. Hanchin received his B.S. from Minot State University.

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

Lloyd G. Chavez, Jr. has served as a director since April 1997. He has been a director of the Burt Group of automobile dealerships in Denver, Colorado since 1988 and director of Automotive Markets of the Burt Group since 1994. From 1983 to 1994, Mr. Chavez was Vice President of Fort Dodge Laboratories, a subsidiary of American Home Products, where he was responsible for business acquisitions, new products and technologies, intellectual property acquisitions, and strategic planning and market research. From 1982 to 1983, Mr. Chavez held the position of Vice President of General Genetics Corporation, where he was responsible for management of biological and pharmaceutical research and development. Mr. Chavez received his B.A. from the University of Colorado, his M.A. from Denver Seminary, and his Ph.D. from the University of Virginia and was a post-doctoral Fellow in Chemistry at Cornell University.

Gerald A. Marroney has served as a director since April 1997. He has been the State of Colorado Court Administrator since 2000. From 1990 to 2000, Mr. Marroney was a State of Colorado District Court Judge in Pueblo County, Colorado. Before that time he was a practicing attorney in Pueblo, Colorado. Mr. Marroney received his B.S. from Southern Colorado State College and his J.D. from Oklahoma City University.

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

Except as set forth above, Navidec believes that its current officers and directors are in compliance with Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table

The following table sets forth the annual compensation paid to Navidec's Chief Executive Officer and other executive officers of the company, for the last three fiscal years.

Long Term Compensation
Name and                                      Annual Restricted        Securities             All Other
Principal                                    Compen-      Stock        Underlying       LTIP    Compen-
Position      Year     Salary        Bonus   sations     Awards   Options/SARs(#)    Payouts    sations
- ----------------------------------------------------------------------------------------------------------

Ralph         2000   $288,000     $125,000     $    0     $   0              0        $    0     $   0
Armijo,       1999   $214,000     $ 61,825     $    0     $   0        150,000(1)     $    0     $   0
CEO           1998   $172,133     $      0     $    0     $   0        146,000(1)     $    0     $   0


Ken Bero,     2000   $190,000     $ 49,000     $    0     $   0              0        $    0     $   0
EVP -         1999   $150,000     $ 42,952     $    0     $   0              0        $    0     $   0
Sales and     1998   $104,706     $ 25,000     $    0     $   0        125,000(2)          0     $   0
Marketing


Greg          2000   $150,000     $ 36,000     $    0     $   0              0        $    0     $   0
Hanchin       1999   $150,000     $ 40,906     $    0     $   0         20,000(3)     $    0     $   0
VP Sales      1998   $ 78,750     $ 49,424     $    0     $   0         50,000(3)     $    0     $   0


Pat           2000   $167,000     $100,000     $    0     $   0              0        $    0     $   0
Mawhinney     1999   $135,000     $ 21,459     $    0     $   0         50,000(4)     $    0     $   0
CFO           1998   $ 87,000     $ 12,583     $    0     $   0         57,000(4)     $    0     $   0

Hal           2000   $181,000      $40,000     $    0     $   0              0        $    0     $   0
Anderson      1999   $108,000     $ 40,000     $    0     $   0              0        $    0     $   0
EVP Bus       1998   $ 87,000     $ 24,000     $    0     $   0         50,000(5)     $    0     $   0
Operations

Michael       2000   $135,000(6)  $30,000(6)   $    0     $   0              0        $    0     $   0
Wager,
EVP Bus.
Dev.

(1) The number indicated represents the number of shares of common stock underlying stock options granted to Mr. Armijo during 1998 and 1999.

(2) The number indicated represents the number of shares of common stock underlying stock options granted to Mr. Bero during 1998.

(3) The numbers indicated represent the number of shares of common stock underlying stock options granted to Mr. Hanchin during 1998 and 1999.

(4) The numbers indicated represent the number of shares of common stock underlying stock options granted to Mr. Mawhinney during 1998 and 1999.

(5) The numbers indicated represent the number of shares of common stock underlying stock options granted to Mr. Anderson during 1998.

(6) Mr. Wager commenced working with the Company in March 2001 and as such the preceding table only reflects 9 months of service.

     Option/SAR Grants in Last Fiscal Year

For the fiscal year ending December 31, 2000 no individual grants of stock options were made to Navidec's Chief Executive Officer or any other executive officers. The Company has issued no stock appreciation rights.

The following table sets forth information concerning each exercise of stock options during the year ended December 31, 2000 by Navidec's Chief Executive Officer and the other named executive officers, and the fiscal year-end value of unexercised options held by him.

                                                                    Number of
                                                                  Securities                     Value of
                                                       Underlying Unexercised                In-the-Money
                                                                 Options/SARs                Options/SARs
                                      Shares                    at FY-End (#)               at FY-End ($)
                                   Acquired         Value        Exercisable/                Exercisable/
   Name                       on Exercise(#)     Realized       Unexercisable            Unexercisable(1)
                              --------------     --------       -------------            ----------------
   Ralph Armijo                          0              0     146,000/150,000             $     0/$     0
   Ken Bero                              0              0           125,000/0             $     0/$     0
   Greg Hanchin                          0              0            70,000/0             $     0/$     0
   Pat Mawhinney                         0              0       57,000/50,000             $     0/$     0
   Michael Wager                         0              0                 0/0             $     0/$     0

(1) The value indicated was calculated by determining the difference between the fair market value of the Company's common stock underlying the stock options on December 31, 2000 and the exercise price of those options.

     Director Compensation

None of Navidec's directors received any compensation during the most recent fiscal year for serving in their position as a director. Non-employee members of the Board of Directors received options to purchase 10,000 shares of common stock issued under the Company's stock option plan.

      Employment Agreements and Termination of Employment and Change-in- Control Arrangements

Navidec entered an Employment Agreement with Mr. Armijo effective March 9, 2000. The term of that agreement is for two years and it renews automatically for successive additional one-year periods provided that neither Mr. Armijo nor the Company provide the other with notice of their intent not to renew the agreement at least thirty days before the anniversary date of the agreement. Mr. Armijo's current annual salary under the agreement is $285,000 and his salary is reviewed annually. The agreement also provides that Mr. Armijo will be paid an annual bonus. In the event that Mr. Armijo's employment were to be terminated without "Cause" by the Company, as defined in the agreement, then the Company must pay Mr. Armijo severance payments (the "Severance Payments"). The Severance Payments will be equal to two times Mr. Armijo's then effective annual salary, plus two times the annual bonus paid or payable for the most recently completed fiscal year during the term of the agreement, plus the continuation of all of "Benefits" that Mr. Armijo is entitled to under Company plans, as defined in the agreement, for two years and the immediate vesting of all of Mr. Armijo's non-vested options for shares of the Company's capital stock. If Mr. Armijo's employment were terminated without Cause, including termination due to a change in control, as of March 30, 2001, Mr. Armijo would receive $820,000.

Navidec entered an Employment Agreement with Mr. Anderson effective January 30, 2001. The term of that agreement is for two years and it renews automatically for successive additional one-year periods provided that neither Mr. Anderson nor the Company provide the other with notice of their intent not to renew the agreement at least thirty days before the anniversary date of the agreement. Mr. Anderson's current annual salary under the agreement is $185,000 and his salary is reviewed annually. The agreement also provides that Mr. Anderson will be paid an annual bonus. In the event that Mr. Anderson's employment were to be terminated without "Cause" by the Company, as defined in the agreement, then the Company must pay Mr. Anderson severance payments (the "Severance Payments"). The Severance Payments will be equal to Mr. Anderson's then effective annual salary, plus the annual bonus paid or payable for the most recently completed fiscal year during the term of the agreement, plus the continuation of all of "Benefits" that Mr. Anderson is entitled to under Company plans, as defined in the agreement, for one year and the immediate vesting of all of Mr. Anderson's non-vested options for shares of the Company's capital stock. If Mr. Anderson's employment were terminated without Cause, including termination due to a change in control, as of March 30, 2001, Mr. Anderson would receive $210,000.

Navidec entered an Employment Agreement with Mr. Bero effective March 9, 2000. The term of that agreement is for two years and it renews automatically for successive additional one-year periods provided that neither Mr. Bero nor the Company provide the other with notice of their intent not to renew the agreement at least thirty days before the anniversary date of the agreement. Mr. Bero's current annual salary under the agreement is $150,000 and his salary is reviewed annually. The agreement also provides that Mr. Bero will be paid an annual bonus. In the event that Mr. Bero's employment were to be terminated without "Cause" by the Company, as defined in the agreement, then the Company must pay Mr. Bero severance payments (the "Severance Payments"). The Severance Payments will be equal to Mr. Bero's then effective annual salary, plus the annual bonus paid or payable for the most recently completed fiscal year during the term of the agreement, plus the continuation of all of "Benefits" that Mr. Bero is entitled to under Company plans, as defined in the agreement, for one year and the immediate vesting of all of Mr. Bero's non-vested options for shares of the Company's capital stock. If Mr. Bero's employment were terminated without Cause, including termination due to a change in control, as of March 30, 2001, Mr. Bero would receive $150,000.

Navidec entered an Employment Agreement with Mr. Mawhinney effective March 9, 2000. The term of that agreement is for two years and it renews automatically for successive additional one-year periods provided that neither Mr. Mawhinney nor the Company provide the other with notice of their intent not to renew the agreement at least thirty days before the anniversary date of the agreement. Mr. Mawhinney's current annual salary under the agreement is $170,000 and his salary is reviewed annually. The agreement also provides that Mr. Mawhinney will be paid an annual bonus. In the event that Mr. Mawhinney's employment were to be terminated without "Cause" by the Company, as defined in the agreement, then the

Company must pay Mr. Mawhinney severance payments (the "Severance Payments"). The Severance Payments will be equal to two times Mr. Mawhinney's then effective annual salary, plus two times the annual bonus paid or payable for the most recently completed fiscal year during the term of the agreement, plus the continuation of all of "Benefits" that Mr. Mawhinney is entitled to under Company plans, as defined in the agreement, for two years and the immediate vesting of all of Mr. Mawhinney's non-vested options for shares of the Company's capital stock. If Mr. Mawhinney's employment were terminated without Cause, including termination due to a change in control, as of March 30, 2001, Mr. Mawhinney would receive $540,000.

Navidec entered an Employment Agreement with Mr. Wager effective October 2, 2000. The term of that agreement is for two years and it renews automatically for successive additional one-year periods provided that neither Mr. Wager nor the Company provide the other with notice of their intent not to renew the agreement at least thirty days before the anniversary date of the agreement. Mr. Wager's current annual salary under the agreement is $190,000 and his salary is reviewed annually. The agreement also provides that Mr. Wager will be paid an annual bonus. In the event that Mr. Wager's employment were to be terminated without "Cause" by the Company, as defined in the agreement, then the Company must pay Mr. Wager severance payments (the "Severance Payments"). The Severance Payments will be equal to two times Mr. Wager's then effective annual salary, plus two times the annual bonus paid or payable for the most recently completed fiscal year during the term of the agreement, plus the continuation of all of "Benefits" that Mr. Wager is entitled to under Company plans, as defined in the agreement, for two years and the immediate vesting of all of Mr. Wager's non-vested options for shares of the Company's capital stock. If Mr. Wager's employment were terminated without Cause, including termination due to a change in control, as of March 30, 2001, Mr. Wager would receive $500,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2001, concerning the beneficial ownership of the Company's common stock by each person who beneficially owns more than five percent of the common stock; by each of the Company's executive officers and directors; and by all executive officers and directors as a group.

                                                             Number of
                                                             Shares of
Name and Address of                                       Common Stock                        Percent of
Beneficial Owner (2)                                Beneficially Owned              Beneficial Ownership
- --------------------                                ------------------              --------------------
Ralph Armijo                                                 805,649(3)                             6.9%
Patrick R. Mawhinney                                         156,357(3)                             1.3%
Kenneth P. Bero                                              118,201(3)                             1.0%
Greg Hanchin                                                  20,000(3)                              (1)
Michael Wager                                                165,300(3)                              1.4
Andrew Davis                                                  41,250(3)                              (1)
Lloyd G. Chavez, Jr.                                          34,250(3)(4)                           (1)
Gerald A. Marroney                                            30,000(3)                              (1)
All directors and executive officers as
     a Group (8 Persons)                                   1,371,007                               11.7%
Wells Fargo & Company
WFC Holdings Corp.
     420 Montgomery St.
     San Francisco, CA  94104                              1,081,081(5)(6)                          9.2%
Palo Alto Investors
     470 University Ave.
     Palo Alto, CA  94301                                    632,600(5)                             5.4%





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

(1)  Less than one percent.

(2) Except as indicated herein, the business address for each person is 6399 S. Fiddler's Green Circle, Suite 300, Greenwood Village, CO 80111.

(3) The number of shares indicated includes shares of common stock underlying options that are currently exercisable, as of March 30, 2001 which are held by the following persons in the amounts indicated: Mr. Armijo (146,000); Mr. Mawhinney (57,000); Mr. Bero (75,000); Mr. Hanchin (20,000); Mr. Davis (30,000); Mr. Marroney (30,000); and Mr. Chavez (30,000).

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

(6) On October 13, 2001, the shareholders of Navidec approved the issuance of non-voting common shares. Subsequently, 701,081 non-voting shares were issued to Wells Fargo upon conversion of a convertible debenture.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 1997, Ralph Armijo guaranteed a line of credit in the amount of $750,000 extended to us by USA Funding, Dallas, Texas. No compensation was paid by Navidec for the personal guarantee. The line of credit was repaid in September, 1999.

During 2000, we retained Benesch, Friedlander, Coplan & Aronoff LLP, of which firm Michael Wager, our Executive Vice President -- Business Development, was a partner during 2000, to perform legal services for the Company. The Company paid $546,352 in fees and expenses to Benesch, Friedlander, Coplan & Aronoff LLP in 2000 for the performance of legal services for the Company.

Although the foregoing transactions were determined without arm's length negotiations and involved conflicts of interest between the interests of the related party and the Company, the Company believes that the transactions were entered into on terms no less favorable to the Company than could have been obtained from independent third parties.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

(a)1.  Index to Financial Statements

       Report of Independent Public Accountants
       Independent Auditor's Report
       Consolidated Balance Sheets as of December 31, 1999 and 2000 Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000
       Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000
       Consolidated Statements of Cash Flows for the years ended
       December 31, 1998, 1999 and 2000
       Notes to Consolidated Financial Statements

(a)2.  Index to Financial Statements Schedules

(a)3.

3.1    Amended and Restated Articles of Incorporation of Navidec, Inc.*******

3.2    Amended and Restated Bylaws of Navidec, Inc.*

3.3 Articles of Merger and Agreement and Plan of Merger Between ACI Systems, Inc. and Interactive Planet, Inc.*

4.1    Form of Certificate for Common Stock of the Company.*

10.1 Form of Confidentiality and Non-Disclosure Agreement between the Company and its significant technical employees.*

10.2   The Company's stock option plan.***

10.3 Employment Agreement between the Company and Ralph Armijo dated March 9, 2000.

10.5   Agreement between the Company and Verio Inc. dated January 23, 1999.*****

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

**** Incorporated by reference from the Company's Registration Statement on Form SB-2 declared effective July 22, 1998 (SEC File Number 333-59019).

***** Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

******     Incorporated by reference from the Company's Form 8-K filed July 29,
           1999.

******* Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


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

Form 8-K filed on August 2, 2000, identifying that Navidec, Inc. ("Navidec"), had entered into an agreement dated August 2, 2000, related to the acquisition of its subsidiary, DriveOff.com, Inc., by CarPoint.com, LLC ("CarPoint"). Navidec and CarPoint, which is majority owned by Microsoft Corporation ("Microsoft"), expect the transaction to close within thirty (30) days. Upon completion of the transaction, Navidec will be a shareholder of a newly created corporation, CarPoint, Inc., along with Microsoft, Ford Motor Company and WFC Holdings Corporation.

Form 8-K filed on October 12, 2000, in connection with the board of directors of Navidec, Inc. authorized the repurchase by the Company of up to 1,000,000 shares of its common stock. The Company has approximately 11,640,000 shares outstanding. The shares will be repurchased in the open market from time to time, depending on market conditions.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NAVIDEC, INC.


Dated: March 31, 2001             By: /s/ J. Ralph Armijo
- ---------------------                 -----------------------
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

Dated: March 31, 2001                     By: /s/ J. Ralph Armijo
- ----------------------                    -----------------------
                                          J. Ralph Armijo
                                          President, Chief Executive Officer
                                          and Director


Dated: March 31, 2001                     By: /s/ Patrick R. Mawhinney
- ----------------------                    ----------------------------
                                          Patrick R. Mawhinney
                                          Chief Financial Officer, Secretary
                                          and Director


Dated: March 31, 2001                     By: /s/ Andrew S. Davis
- ----------------------                    ----------------------------
                                          Director


Dated: March 31, 2001                     By: /s/ Lloyd G. Chavez, Jr.
- ----------------------                    ----------------------------
                                          Director


Dated: March 31, 2001                     By: /s/ Gerald A. Marroney
- ----------------------                    ----------------------------
                                          Director