Form 10-Q
period 2001-03-31
NAVIDEC INC
filed 2001-05-21
CIK 1023734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from January 1, 2001 to March 31, 2001.

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

As of May 18, 2001, Registrant had 11,640,000 shares of common stock outstanding

                                  NAVIDEC, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION
===============================

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of March 31, 2001 and December 31, 2000

         Statements of Operations, Three months ended March 31, 2001 and 2000

         Statements of Cash Flows, Three months ended March 31, 2001 and 2000

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  NAVIDEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 December 31,    March 31,
 ASSETS                                                             2000           2001
 ------                                                             ----           ----
                                                                                (unaudited)
   CURRENT ASSETS:
     Cash and cash equivalents                                     $ 3,475        $   368
     Investments in debt securities                                  2,990             --
     Accounts receivable, net of allowance for doubtful
       accounts of $307 and $259, respectively                       4,908          5,515
     Costs and estimated earnings in excess of billings              1,545            425
     Inventory                                                         586            535
     Deferred taxes                                                  6,395             --
     Notes receivable                                                3,700          3,700
     Prepaid expenses and other                                        565            379
                                                                   -------        -------
       Total current assets                                         24,164         10,922

   PROPERTY AND EQUIPMENT, net                                       6,379          6,588

   OTHER ASSETS:
     Investments                                                     1,964             32
     Investment in Carpoint (Note 5)                                56,670          8,355
     Related party receivables (Note 3)                                 --            528
     Other                                                              --             88
                                                                   -------        -------
       Total other assets                                           58,634          9,003
                                                                   -------        -------
     TOTAL ASSETS                                                  $89,177        $26,513
                                                                   =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Accounts payable                                               $2,362        $   996
     Bank overdrafts                                                    --             19
     Accrued liabilities                                             3,030          2,419
     Current borrowings                                              1,028          1,064
     Deferred revenue                                                  416            331
                                                                   -------        -------
       Total current liabilities                                     6,836          4,829

   LONG TERM BORROWINGS, net of current portion                      1,242            959
   OTHER LIABILITIES                                                20,532            838


   COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, no par value, 20,000 shares authorized:
        Voting, 10,939 shares outstanding                           53,775         53,775
        Nonvoting, 701 shares outstanding                            5,817          5,817
     Warrants for common stock                                       1,141          1,141
     Accumulated other comprehensive income                            792              4
     Accumulated deficit                                              (958)       (40,850)
                                                                   -------        -------
           Total stockholders' equity                               60,567         19,887
                                                                   -------        -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $89,177        $26,513
                                                                   =======        =======

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                            For the Three Months Ended
                                                                    March 31,

                                                                2000           2001

                                                              -------       --------
REVENUE                                                       $ 6,557       $  8,608
COST OF REVENUE                                                 3,385          4,964
                                                              -------       --------
GROSS PROFIT                                                    3,172          3,644

OPERATING EXPENSES:
   Product development                                          1,403          1,583
   General and administrative                                   1,977          2,416
   Sales and marketing                                          5,377          2,900
   Restructuring expenses                                          --            806
   Depreciation and amortization                                  796            643
                                                              -------       --------
     Total operating expenses                                   9,553          8,348
                                                              -------       --------
LOSS FROM OPERATIONS                                           (6,381)        (4,704)

OTHER INCOME (EXPENSE):
   Other Income                                                   243            296
   Impairment of CarPoint, Inc. investment                         --        (43,484)
                                                              -------       --------
     Total other income, net                                      243        (43,188)
                                                              -------       --------

LOSS BEFORE TAXES                                             $(6,138)      $(47,892)
INCOME TAX BENEFIT                                                 --          8,000
                                                              -------       --------
NET LOSS                                                      $(6,138)      $(39,892)
                                                              =======       ========
NET INCOME (LOSS), per basic and diluted share                $  (.56)      $  (3.43)
                                                              =======       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     10,961         11,640


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                       Three Months Ended
                                                                           March 31,
                                                                      2000           2001
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                               $(6,138)      $(39,892)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation and amortization                                   796            643
       Non cash interest expense                                       111             --
       Impairment of CarPoint, Inc.                                     --         43,484
       Income tax benefit                                               --         (8,000)
       Realized gain on investment                                      --           (208)

    Changes in operating assets and liabilities:
       Accounts receivable                                             377           (607)
       Costs and estimated earnings in excess of billings           (1,552)         1,120
       Inventory                                                        56             51
       Prepaid expenses and other assets                               155            186
       Accounts payable                                             (2,720)        (1,366)
       Accrued liabilities                                            (415)          (611)
       Bank overdrafts                                                 234             19
       Deferred revenue                                                 --            (85)
                                                                   -------       --------
   Net cash used in operating activities                            (9,096)        (5,266)
                                                                   -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, equipment and software                   (1,927)          (851)
     Capitalized software development costs                           (365)            --
     Funding of notes receivable                                    (1,200)            --
     Fundings of notes receivable - related party                       --           (528)
     Proceeds from the sale of marketable debt securities               --          2,990
     Purchase of marketable debt securities                         (4,290)            --
     Sale (Purchase) of equity investments                            (564)           883
     Other                                                             131            (88)
                                                                   -------       --------
   Net cash (used in) provided by investing activities              (8,215)         2,406
                                                                   -------       --------

Cash flows from financing activities:

     Payments on notes payable and capital lease obligations          (326)          (247)
     Proceeds from issuance of common stock and warrants               589             --
                                                                   -------       --------
   Net cash provided by (used in) financing activities                 263           (247)
                                                                   -------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (17,048)        (3,107)

CASH AND CASH EQUIVALENTS, beginning of period                      35,860          3,475
                                                                   -------       --------

CASH AND CASH EQUIVALENTS, end of period                           $18,812       $    368
                                                                   -------       --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for interest                                        $    57       $     37

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

The unaudited financial statements and related notes to the financial statements presented herein have been prepared by the management of Navidec, Inc. and subsidiary (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements were prepared in accordance with the accounting policies used in the preparation of the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and should be read in conjunction with such financial statements and notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim period presented have been made.

Comprehensive Income

Comprehensive income includes net income or loss and changes in equity from non-owner transactions. The Company's comprehensive losses for the three-month period ended March 31, 2000 and 2001 were:

                                             For the Three Months Ended
                                                    March 31,
                                                 (in thousands)

                                            2000                 2001
                                            ----                 ----

Net loss                                  $(6,138)            $(39,892)
Unrealized gain (loss), net of taxes          (48)                (788)
                                          --------            --------
Comprehensive income (loss)               $(6,186)            $(40,680)
                                          ========            ========

Recently Issued Accounting Pronouncements

In June 1998, the FASB, issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of SFAS 133 as of January 1, 2001, had no effect on the Company's financial position or results of operations.

Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings as of March 31, 2001 are comprised of the following (in thousands):

             Costs incurred on contracts in progress   $  3,824
             Estimated earnings                           2,029
                                                       --------
                                                          5,853

             Less progress billings                      (5,428)
                                                       --------
                                                       $    425
                                                       ========

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of products held for resale and use in on-line solutions.

Net Income (Loss) Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded common stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share as the effect of all such securities is anti-dilutive for all periods presented. Shares issuable under warrants and options, were 2,265,000 and 1,409,000 as of March 31, 2000 and 2001, respectively.

(2) SEGMENT REPORTING

The Company has operated in three different segments: eSolutions, DriveOff.com ("Automotive") and Product Distribution. With the sale of DriveOff.com in October 2000, the Company now operates solely in the eSolutions and Product Distribution segments. Management has chosen to organize the Company around these segments based on differences in products and services.

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

The following provides information on the Company's segments (unaudited):

                           For the Three Months Ended
                                 March 31, 2001
                                 (in thousands)

                                          Product
                             eSolutions   Distribution    Corporate     Total
                             ----------   ------------    ---------     ------

Revenues from external
customers .................     $8,426        $182        $     --      $8,608

Loss from operations.......     (3,150)       (105)         (1,449)     (4,704)

Identifiable assets........     12,784         279          13,450      26,513

                           For the Three Months Ended
                                 March 31, 2000
                                 (in thousands)

                                                            Product
                           eSolutions    DriveOff.com     Distribution    Corporate       Total
                           ----------    ------------     ------------    ---------       -----

Revenues from external        $6,006           $254           $297             --         $6,557
customers ..............

Loss from operations....        (141)        (5,335)          (109)          (796)        (6,381)

Identifiable assets ....      12,425         11,117            494         33,512         57,548




(1) Corporate loss from operations represents depreciation expense and restructuring charges.

(2) Corporate assets are those that are not directly identifiable to a particular segment and includes cash, restricted cash, property and equipment and prepaids and other assets.

(3) NOTES RECEIVABLE RELATED PARTIES

In January of 2001 the Company entered into agreements with Management and Shareholders under which certain contingent rights to shares in the Drive-Off transaction were advanced to the potential recipients. These notes carry an interest rate of 5.9% payable annually. The notes are secured by a right to proceeds agreement that requires the payment of the notes upon the sale of the CarPoint, Inc stock.

(4) RESTRUCTURING AND OTHER RELATED CHARGES

In March 2001, Navidec recorded restructuring and other related charges of $806,000 for headcount reductions. These restructuring charges were taken to align Navidec's cost structure with changing market conditions and to create a more flexible and efficient organization. The plan resulted in headcount reduction of approximately 40 employees, which was made up of 70% non billable staff, and 30% billable staff. The charge relates to the e-solutions segment.

The $806,000 charge was paid to the terminated employees in the first quarter.

In April and May, 2001 the Company had additional headcount reductions. The Company expects to incur additional restructuring charges of approximately $570,000 in connection with this action. The reduction in staff includes a significant reduction of marketing personnel as well as additional resources in sales and general and administrative personnel. In addition there was a headcount reduction of approximately 12% of billable personnel.

(5) CARPOINT INVESTMENT

The downturn in the stock market over the past six months for Internet and Internet auto related web portals has caused Navidec to conclude it has an other than temporary loss on its investment in CarPoint, Inc. Navidec has taken a $43.5 million charge to reduce its investment in CarPoint, Inc. to realizable value. Net realizable value was determined based upon recent offers for CarPoint, Inc. stock.

Item 2.

OVERVIEW

Navidec is an innovative e-solutions and services provider. By combining creative, technical and consulting expertise, Navidec designs, builds and manages comprehensive end-to-end eSolutions for a diverse range of customers. This focused approach enables its customers to rapidly move their Internet operations from a basic web presence toward an integrated e-business. By leveraging our expertise, we provide our customers with proven solutions and help them integrate Internet-based solutions into their existing business strategies.

Initially formed in July 1993 as a value-added reseller of computer products under the name of ACI Systems, Inc., the company was renamed Navidec, Inc., in July 1996, after its merger with Interactive Planet, Inc., a designer and developer of Internet web sites. In July 1997, TouchSource, Inc., a designer and developer of interactive kiosks was acquired. This acquisition significantly enhanced Navidec's business model by combining expertise in traditional marketing and distribution with Internet/Intranet technology. In December 1998, CarWizard.com and LeaseSource.com were acquired, two prominent online automotive sites, in order to expand Navidec's online automotive presence.

During 2001, Navidec generated revenues from two divisions: eSolutions and product distribution. The majority of the eSolutions revenue was generated from fixed-price, fixed-time contracts. In developing these contracts, consideration is given to the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. The goal is to make most eSolutions work deliverable within a 90 to 120-day time frame. Revenue for this work is recognized on percentage-of- completion accounting basis using the ratio of direct costs incurred as compared to the estimated total direct costs needed to complete the engagement. Navidec is focused on expanding its eSolutions services offerings and to incorporating applications management and hosting services, which have the potential to generate recurring revenues.

Navidec's product distribution business generates revenue through the resale of third party software and hardware components, graphical printers and supplies. Since product distribution is not related to our core strategy, we expect that revenue from this business will become a smaller percentage of total revenue as our eSolutions business continues to grow.

Navidec's operating expenses consist of product development, general and administrative, sales and marketing and restructuring charges. Product development includes salaries and out-of-pocket expenses incurred in developing new technologies for our own use or for future customer applications generally, as opposed to customer-specific development. General and administrative consists primarily of salary and benefit expenses for our non-billable employees. It also includes expenses associated with our office facilities and equipment leases. Sales and marketing includes personnel costs, advertising costs, costs associated with participation in trade shows and direct marketing program and related travel expenses. Restructuring charges include severance packages and other related legal and administrative costs.

RESULTS OF OPERATIONS
                                                     Three Months
                                                    ended March 31,
                                              2000                  2001
                                           ---------              --------
REVENUE:
     Automotive                            $     254              $     --
     eSolutions                                6,006                 8,426
     Product distribution                        297                   182
                                           ---------              --------
         Total revenue                         6,557                 8,608

COST OF REVENUE                                3,385                 4,964
                                           ---------              --------
     Gross margin                              3,172                 3,644

OPERATING EXPENSES:
     Product development                       1,403                 1,583
     General and administrative                1,977                 2,416
     Sales and marketing                       5,377                 2,900
     Restructuring expenses                       --                   806
     Depreciation and amortization               796                   643
                                           ---------              --------
     Total operating expenses                  9,553                 8,348
                                           ---------              --------
LOSS FROM OPERATIONS                       $  (6,381)             $ (4,704)
                                           =========              ========

RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                    Three Months
                                                   ended March 31,
                                               2000                  2001
                                             --------              --------
REVENUE:
     Automotive                                  3.9%                 0.0%
     eSolutions                                 91.6%                97.9%
     Product distribution                        4.5%                 2.1%
                                               -----                -----
         Total revenue                         100.0%               100.0%

COST OF REVENUE                                 51.6%                57.7%
     Gross margin                               48.4%                42.3%

OPERATING EXPENSES:
     Product development                        21.4%                18.4%
     General and administrative                 30.2%                28.1%
     Sales and marketing                        82.0%                33.7%
       Restructuring expenses                    0.0%                 9.4%
     Depreciation and amortization              12.1%                 7.5%
                                               -----                -----
     Total operating expenses                  145.7%                97.1%

LOSS FROM OPERATIONS                           (97.3%)              (54.8%)
                                               =====                =====


QUARTER ENDED MARCH 31, 2001 AND 2000

Revenue for the first three months of 2001 increased 31.3% over 2000 revenues, from $6.6 million to $8.6 million. The increase was primarily a result of increased sales by eSolutions. Revenue in 2001 associated with the eSolutions increased 40.3% over 2000, up to $8.4 million from $6.0 million. The increase in eSolutions revenue was driven by the Company's decision to focus the majority of its assets on this business segment. Product distribution revenue decreased $115,000, or 38.7%, from $297,000 in 2000 to $182,000 in 2001. The decrease in revenues was due to Navidec's decision to focus on fewer but more profitable products within the lines that it carries.

Gross profit increased $472,000, or 14.9% from $3.2 million in 2000 to $3.6 million in 2000. As a percentage of revenue, gross profit decreased from 48.4% to 42.3%. The decrease in the gross margin was a result of the discontinued automotive segment and pressure on margins in eSolutions, which had a gross margin of 44.4% in 2001 down from 46.6% in 2000. The Company estimates gross margins remaining stable for the next couple of quarters of 2001.

Product development costs increased $180,000, or 12.8%, from $1.4 million in 2000 to $1.6 million in 2001. As a percentage of revenue, product development costs decreased from 21.4% to 18.4% in 2001. This was the result of decreased work being done on the Company's e-commerce framework and the implementation of new intranets and financial tracking systems. The Company estimates product development cost decreasing over the next couple of quarters as a result of restructuring that was done in the first quarter of 2001 and the restructuring occurring in the second quarter of 2001.

General and administrative expenses increased $439,000, or 22.2%, from $2.0 million in 2000 to $2.4 million in 2001. As a percentage of revenue, general and administrative expenses decreased from 30.2% in 2000 to 28.1% in 2000. The increased spending was primarily due to increased personnel and overhead expenses related to the increased personnel necessary to support expected revenues in 2001. With the adverse changes in market conditions, the Company has taken steps to decrease general and administrative expenses for the remainder of fiscal 2001.

Sales and marketing expenses decreased $2.5 million from $5.4 million in 2000 to $2.9 million in 2001. As a percentage of revenue, sales and marketing expenses decreased from 82.0% to 33.7% of revenue in 2000 and 2001 respectively. The decreased spending was primarily due to the sale of DriveOff.com in the third quarter of 2000. The Company has taken steps to reduce sales and marketing expenses in total and as a percentage of sales in subsequent quarters as a result of its restructuring.

Other income (expense) for 2001 decreased to $(43.2 million), down by $43 million over 2000 income of $243,000. During the first quarter of 2001 the Company reduced the carrying value of its investment in CarPoint, Inc from $56.7 million to $8.4 million and associated liabilities from $5.7 million to $836,000 resulting in an other than temporary loss of $43.5 million. The loss was principally driven by market conditions for e-commerce companies over the past six months. The value of the CarPoint stock was estimated based upon recent transactions associated with CarPoint, Inc.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through March 31, 2001, we funded our operations primarily from the following sources:

 - equity proceeds through public offerings and private placements of our securities;
 - revenue generated from operations;
 - loans from principal shareholders and
   employees;
 - loans and lines of credit; and
 - accounts receivable factoring arrangements made available by banks.

As of March 31, 2001, we had cash and cash equivalents of $368,000 and working capital of $6.1 million. This compares with cash and cash equivalents of $3.5 million, short-term investments in debt securities of $3.0 million and working capital of $17.3 million as of December 31, 2000.

Cash used in our operating activities was $5.3 million for the three months ended March 31, 2001 compared with $9.1 million for the three months ended March 31, 2000. The improvement was attributable to a $1.5 million reduction in net loss after non-cash charges stemming principally from a reduction in sales and marketing costs associated with the divestiture of Drive-off.com. Cash used for working capital items also decreased $2.6 million compared to the first quarter of fiscal 2000, principally because of a reduction in unbilled receivables that generated $1.1 million in fiscal 2001 versus an increase in unbilled receivables of $1.6 million in fiscal 2000. The change in unbilled receivables reflects the timing and amount of projects in process at March 31, 2001 versus March 31, 2000.

For the three months ended March 31, 2001, we generated $2.5 million from investing activities. This was principally the result of liquidating our investments in debt and equity securities which generated approximately $3.9 million in cash. The cash generated from the sale of these investments was offset in part by $851,000 in capital expenditures and $528,000 advanced to related parties. The amounts advanced to related parties represents a funding of amounts contingently due to certain members of management and shareholders related to the CarPoint transaction. Cash used for investing activities was approximately $8.2 million for the three months ended March 31, 2000. This was comprised of capital expenditures and software costs of approximately $2.3 million principally related to the development of Drive-off.com, approximately $4.9 million invested in debt and equity securities and $1.2 million loaned to strategic companies.

Cash used in financing activities was $247,000 for the three months ended March 31, 2001 versus $263,000 provided by financing activities in the same quarter of the prior fiscal year. Repayments of borrowing remained relatively unchanged between periods while no cash was raised from the issuance of common stock and warrants in fiscal 2001 versus $589,000 in fiscal 2000.

We believe that our available cash resources and the ability to liquidate other current and long term assets will be sufficient to meet our anticipated working capital, capital expenditure, capital investments and debt service requirements for at least the next 12 months. If, however, we are unable to convert our current and or long term assets into cash, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. Failure to raise necessary capital could restrict our growth, limit our development of new products and services or hinder our ability to compete.

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

Item 2.  Changes in Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

The Company plans to hold the 2001 Annual Meeting of the Shareholders in August of 2001. Proposals of the shareholders intended to be presented at the 2001 Annual Meeting of the Shareholders must be received by the Company on or before May 31, 2001 in order to be eligible for inclusion in the Company's Proxy Statement and form of Proxy.

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

                                  NAVIDEC, INC.



By  /S/RALPH ARMIJO
Ralph Armijo
President and CEO

Date:  May 21, 2001


By  /S/ PAT MAWHINNEY
Pat Mawhinney
Chief Financial Officer

Date: May 21, 2001