Form 10-Q
period 2001-06-30
NAVIDEC INC
filed 2001-08-14
CIK 1023734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from January 1, 2001 to June 30, 2001.

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

As of August 14, 2001, Registrant had 11,640,000 shares of common stock outstanding

                                  NAVIDEC, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION
===============================

Item 1.  Financial Statements (Unaudited)

     Balance Sheets as of June 30, 2001 and December 31, 2000

     Statements of Operations, Three and six months ended June 30, 2001 and 2000

     Statements of Cash Flows, Six months ended June 30, 2001 and 2000

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


--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                  NAVIDEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          December 31,            June 30,
 ASSETS                                                                       2000                  2001
                                                                              ----                  ----
   CURRENT ASSETS:                                                                           (Unaudited)
     Cash and cash equivalents                                              $3,475                $4,853
     Investment in debt securities                                           2,990                    --
     Accounts receivable, net of allowance for doubtful
       accounts of $307 and $315, respectively                               4,908                 4,826
     Costs and estimated earnings in excess of billings                      1,545                   540
     Inventory                                                                 586                   501
     Deferred taxes                                                          6,395                    --
     Notes receivable                                                        3,700                 1,500
     Prepaid expenses and other                                                565                   180
                                                                               ---                   ---
       Total current assets                                                 24,164                12,400

   PROPERTY AND EQUIPMENT, net                                               6,379                 5,917

   OTHER ASSETS:
     Investments                                                             1,964                    33
     Investment in CarPoint                                                 56,670                   588
                                                                            ------                   ---
       Total other assets                                                   58,634                   621
                                                                            ------                   ---

     TOTAL ASSETS                                                          $89,177               $18,938
                                                                           =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable                                                       $2,362                $1,601
     Accrued liabilities                                                     3,030                 2,967
     Current borrowings                                                      1,028                   914
     Deferred revenue                                                          416                   955
     Other current liabilities
                                                                              ----                   ---
       Total current liabilities                                             6,836                 6,437
LONG TERM BORROWINGS, net of current portion                                 1,242                    97
OTHER LIABILITIES                                                           20,532                    --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Common stock, no par value, 20,000 shares authorized:
       Voting, 10,939 and 10,939 shares outstanding, respectively           53,775                53,775
      Nonvoting, 701 and 701 shares outstanding, respectively                5,817                 5,817
      Warrants for common stock                                              1,141                 1,141
      Accumulated other comprehensive income                                   792                     5
      Accumulated deficit                                                     (958)              (48,334)
                                                                              ----              --------
       Total stockholders' equity                                           60,567                12,404
                                                                            ------                ------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                       $89,177               $18,938
                                                                           =======               =======

   THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                         PART OF THESE BALANCE SHEETS.


                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             Three Months Ended          Six Months Ended
                                                                   June 30,                   June 30,
                                                             2000          2001         2000            2001
                                                             ----          ----         ----            ----

REVENUE                                                   $  7,648      $ 4,543      $14,205         $13,151
COST OF REVENUE                                              3,862        2,312        7,289           7,276
                                                            ------       ------       ------          ------
GROSS PROFIT                                                 3,786        2,231        6,916           5,875

OPERATING EXPENSES:
   Product development                                       1,886        1,541        3,289           3,124
   General and administrative                                3,005        2,583        5,958           4,999
   Sales and marketing                                       5,041        2,473        9,401           5,373
   Restructuring expenses                                       --        1,214           --           2,020
   Loss on impairment of capital lease assets                   --          182           --             182
   Depreciation and amortization                             1,366          750        2,162           1,393
                                                            ------       ------       ------          ------
     Total operating expenses                               11,298        8,743       20,810          17,091
                                                            ------       ------       ------          ------
LOSS FROM OPERATIONS                                        (7,512)      (6,512)     (13,894)        (11,216)

OTHER INCOME (EXPENSE):
   Other Income                                                 92           (2)         335             294
   DriveOff.com debt conversion cost                        (5,195)          --       (5,195)             --
   Gain on conversion of DriveOff.com debt to equity        18,291           --       18,291              --
   Loss on CarPoint investment                                  --       (1,420)          --         (44,904)
                                                            ------       ------       ------          ------
     Total other income, net                                13,188       (1,422)      13,431         (44,610)
                                                            ------       ------       ------          ------

NET INCOME (LOSS) BEFORE TAXES
   AND EXTRAORDINARY GAIN                                    5,676       (7,934)        (463)        (55,826)
INCOME TAX BENEFIT                                              --           --           --           8,000
                                                            ------       ------       ------          ------
NET INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                                        5,676       (7,934)        (463)        (47,826)


GAIN ON REDUCTION OF DEBT                                       --          450           --             450
                                                            ------       ------       ------          ------
NET INCOME (LOSS)                                          $ 5,676     $ (7,484)     $  (463)       $(47,376)

NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEMS
Per Share basic                                            $   .52     $   (.68)     $  (.04)       $  (4.11)
                                                            ======       ======       ======          ======
Per Share diluted                                          $   .49     $   (.68)     $  (.04)       $  (4.11)
                                                            ======       ======       ======          ======

NET INCOME (LOSS)
Per Share basic                                            $   .52     $   (.64)     $  (.04)       $  (4.07)
                                                            ======       ======       ======          ======
Per Share diluted                                          $   .49     $   (.64)     $  (.04)       $  (4.07)
                                                            ======       ======       ======          ======

WEIGHTED AVERAGE
SHARES OUTSTANDING:
Basic                                                       11,011       11,640       10,980          11,640
Diluted                                                     11,702       11,640       10,980          11,640

   THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                           PART OF THESE STATEMENTS.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                    2000                            2001
                                                                    ----                            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                               $ (463)                      $(47,376)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation and amortization                                2,162                          1,393
       Extraordinary gain                                               -                           (450)
       Conversion of Driveoff.com debt                            (13,096)                            --
       Loss on CarPoint investment                                     --                         44,904
       Loss on impairment of assets                                    --                            182
       Income tax benefit                                              --                         (8,000)
       Provision for bad debt expense                                 362                            324
       Realized gain on investment                                     --                           (208)
       Other                                                          109                             --

    Changes in operating assets and liabilities:
       Accounts receivable                                         (2,079)                          (242)
       Costs and estimated earnings in excess of billings          (3,483)                         1,005
       Inventory                                                       44                             85
       Prepaid expenses and other assets                              387                            385
       Accounts payable                                            (2,353)                          (761)
       Bank overdrafts                                                 36                             --
       Deferred revenue                                               299                            539
       Accrued liabilities and other                                 (333)                           (63)
                                                                  --------                        -------
   Net cash used in operating activities                          (18,408)                        (8,283)
                                                                  --------                        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, equipment and software                  (3,119)                        (1,113)
     Proceeds from Sale of assets                                      --                            100
     Capitalized software development costs                        (1,078)                            --
     Repayments of notes receivable                                    --                          2,200
     Funding of notes receivable                                   (2,200)                            --
     Settlement of costs on sale of CarPoint                           --                            815
     Fundings of notes receivable-related parties                      --                           (528)
     Proceeds from the sale of marketable debt securities           2,459                          2,990
     Sale (purchase) of equity investments                           (563)                         7,742
     Other                                                           (212)                            --
                                                                   -------                       -------
   Net cash provided by (used in) investing activities             (4,713)                        10,576
                                                                   -------                       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and capital lease obligations          (67)                          (915)
     Proceeds from issuance of common stock and warrants              606                             --
                                                                  -------                         -------
   Net cash provided by financing activities                          539                           (915)
                                                                  -------                         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         (22,582)                         1,378

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     35,860                          3,475
                                                                   ------                          -----

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  13,278                       $  4,853
                                                                =========                         ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for interest                                     $     115                       $     90
     Equipment acquired under capital lease                           875                            126


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


 COMPREHENSIVE INCOME

Comprehensive income includes net income or loss and changes in equity from non-owner transactions. The Company's comprehensive losses for the three-month period and six-month period ended June 30, 2000 and 2001 were:

                                                   For the Three Months Ended
                                                            June 30
                                                        (in thousands)
                                                 2000                     2001
                                                 ----                     ----

Net income (loss)                              $5,676                  $(7,484)
Unrealized gain, net of taxes
  and reclassification adjustments                361                        1
                                               ------                  -------
Comprehensive income (loss)                    $6,037                  $(7,483)


                                                    For the Six Months Ended
                                                             June 30
                                                          (in thousands)
                                                 2000                     2001
                                                 ----                     ----

Net loss                                        $(463)                 $(47,376)
Unrealized gain (loss), net of taxes
  and reclassification adjustments                410                      (787)
                                                -----                  --------
Comprehensive income (loss)                     $ (53)                 $(48,163)
                                                =====                  ========


The unrealized gain (losses) for the three and six month periods ended June 30, 2001 are net of reclassification adjustments of $0 and $787,000, respectively. There were no reclassification adjustments in 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities"). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of SFAS No. 133 as of January 1, 2001, had no effect on the Company's financial position or results of operations.

In June 2001 the FASB issued SFAS No. 141, "Business Combinations." Under this statement all business combinations must be accounted for under the purchase method. The pooling method is no longer allowed. The statement also establishes criteria to assess when to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations initiated after June 30, 2001.At this time the Company has no pending business combinations that would be affected by the adoption of this statement.

In June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The statement addresses how goodwill and other intangible assets should be accounted for when acquired by some means other than a business combination. It also addresses the accounting for and disclosure about goodwill and other intangible assets after they have been initially recognized in the financial statements and provides specific guidance for testing goodwill and other intangible assets for impairment. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial position or results of operations.

In July 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to recognize the fair value of an asset retirement liability in the financial statements by capitalizing that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be allocated to expense by using a systematic and rational method. The statement is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a significant impact on the Company's financial statements

COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings as of June 30, 2001 and 2000 are comprised of the following (in thousands):

                                                                 JUNE 30,
                                                          ----------------------
                                                            2001           2000
                                                            ----           ----
        Costs incurred on contracts in progress           $  628         $1,375
        Estimated earnings                                   868          2,256
                                                           -----          -----
                                                           1,496          3,631

        Less progress billings                               956          2,086
                                                           -----          -----
                                                          $  540         $1,545
                                                           =====          =====

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

A reconciliation of the shares used for basic and diluted per share computations follows (in thousands):

                                                  Three Months Ended
                                                     June 30, 2000
                                                  ------------------
        Weighted average shares                         11,011
        Stock options and warrants                         691
                                                       -------
        Diluted shares                                  11,702
                                                       =======


--------------------------------------------------------------------------------

The Company has excluded the weighted average effect of common stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share for all periods in fiscal 2001 and the six months ended June 30, 2000 as the effect of all such securities is anti-dilutive. Potential common shares excluded because their effect was anti-dilutive are as follows (in thousands):

            Three Months Ended                  Six Months Ended
                June 30,                            June 30,
                  2001                      2001              2000
                  ----                      ----              ----
                 1,448                     1,448               964


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


The following provides information on the Company's segments (unaudited):


                           For the Three Months Ended
                                  June 30, 2001
                                 (in thousands)

                                             Product
                              eSolutions   Distribution   Corporate      Total
                              ----------   ------------   ---------      -----

Revenues from external
customers ............          $4,418        $125         $   --        $4,543

Loss from operations .         $(4,330)       $(36)       $(2,146)(1)   $(6,512)

Identifiable assets ..          $5,737        $162        $13,039(2)    $18,938

                           For the Three Months Ended
                                  June 30, 2000
                                 (in thousands)

                                                                     Product
                               eSolutions        DriveOff.Com      Distribution      Corporate     Total
                               ----------        ------------      ------------      ---------     -----

Revenues from external           $7,045              $261              $342             --       $7,648
customers ............

Loss from operations .          $(1,076)          $(4,918)            $(152)        $(1,366)(1) $(7,512)

Identifiable assets ..           $9,849            $6,785              $194         $33,672 (2) $50,500



                            For the Six Months Ended
                                  June 30, 2001
                                 (in thousands)

                                                       Product
                               eSolutions            Distribution      Corporate       Total
                               ----------            ------------      ---------       -----

Revenues from external
customers ............           $12,844             $307              $    --         $13,151

Loss from operations .           $(7,480)           $(141)             $(3,595)(1)    $(11,216)

Identifiable assets ..            $5,737             $162              $13,039 (2)     $18,938



                            For the Six Months Ended
                                  June 30, 2000
                                 (in thousands)

                                                                     Product
                               eSolutions        Driveoff.Com      Distribution      Corporate     Total
                               ----------        ------------      ------------      ---------     -----

Revenues from external           $13,051              $516             $638             --       $14,205
customers ............

Loss from operations .           $(1,219)         $(10,252)           $(261)       $(2,162)     $(13,894)

Identifiable assets ..            $9,849            $6,785             $194        $33,672       $50,500



(1) Corporate loss from operations represents depreciation expense, restructuring charges and impairment of assets.

(2) Corporate assets are those that are not directly identifiable to a particular segment and includes cash, restricted cash, property and equipment and prepaids and other assets.

(3) NOTES RECEIVABLE RELATED PARTIES

In January of 2001, the Company funded promissory notes due from management and shareholders totaling $500,000. These notes carried an interest rate of 5.9% payable annually. The notes were secured by a right to proceeds agreement that required the payment of the notes upon the sale of the CarPoint, Inc. stock held by the Company. These notes receivable were settled in conjunction with the sale of the CarPoint, Inc. stock in May 2001. These notes receivable were settled in conjunction with the sale of the CarPoint stock in May 2001. The receivables were netted against the amounts otherwise payable to these individuals for their involvement in the initial sale of DiveOff.com in September 2000, and the sale of CarPoint stock in May 2001.

(4) NOTES RECEIVABLE IN DEFAULT

In March, June, July and August of 2000, the Company funded four Promissory Notes to Westar Financial, Inc. for $1.2 million, $1 million, $1 million and $500,000, respectively. The notes carried an interest rate of 9% annually and are unsecured. The March and June notes were paid in full at the scheduled due dates of March 31, 2001 and June 5, 2001. The July 2000 note was due on July 5, 2001 and has not been paid by Westar Financial. Management has been in negotiations with Westar Financial and believes the remaining principle balance, plus accrued interest at June 30, 2001, will be paid in full. However, it is at least reasonably possible that the Company will recognize a loss on some or all of the remaining balance in the third quarter. Accrued interest on the two remaining notes receivable of $1,500,000 as of June 30, 2001 was $126,863.

(5) RESTRUCTURING AND OTHER RELATED CHARGES

During the first six months of 2001, Navidec recorded restructuring and other related charges of approximately $2.0 million for headcount reductions. These restructuring charges were taken to align Navidec's cost structure with changing market conditions and to create a more flexible and efficient organization. The plan resulted in a headcount reduction of approximately 80 employees, which was comprised 60% of non-billable staff and 40% of billable staff.

The $2.0 million charge was paid to the terminated employees during the six months ended June 30, 2001.


(6) CARPOINT INVESTMENT

In March 2001, Navidec concluded there had been an other than temporary impairment in its Carpoint investment and wrote-down its shares to their estimated fair value of $0.63 per share. This write-down resulted in a charge of approximately $43.5 million in the quarter ended March 31, 2001.

In May 2001, Navidec sold 12,258,300 shares of CarPoint, Inc. for net proceeds of $6.9 million. The sale of the stock resulted in a recognized loss on sale of the investment of $858,000. The Company continues to hold 1,050,000 shares valued at $588,000. The remaining shares where written-down to $0.56 per share, the price received for the shares sold. This resulted in a charge of $49,000 for the quarter ended 2001.

(7) REDUCTION OF DEBT

In May 2001 the Company came to an agreement with an unsecured creditor to settle its note payable with a carrying amount of $793,000 for $250,000 and monthly payments through December 2001 of $13,333. The settlement resulted in an extraordinary gain of $450,000.

(8) IMPAIRMENT OF ASSETS

During the quarter ended June 30, 2001, the Company took an impairment charge of $182,000 to write down leased work stations to their estimated fair value of $75,000. Fair value was determined based upon current negotiations to sell the workstations.


(9) SETTLEMENT OF COSTS ASSOCIATED WITH SALE OF CARPOINT

In May 2001, the Company's Board of Directors authorized the payment of a bonus of approximately $513,000 for the completion of the sale of 12,258,300 shares of Carpoint.

Item 2.

OVERVIEW

Navidec is an innovative e-solutions and services provider. By combining creative, technical and consulting expertise, Navidec designs, builds and manages comprehensive end-to-end e-solutions for a diverse range of customers. This focused approach enables its customers to rapidly move their Internet operations from a basic web presence toward an integrated e-business. By leveraging our expertise, we provide our customers with proven solutions and help them integrate Internet-based solutions into their existing business strategies.

Initially formed in July 1993 as a value-added reseller of computer products under the name of ACI Systems, Inc., the Company was renamed Navidec, Inc., in July 1996, after its merger with Interactive Planet, Inc., a designer and developer of Internet web sites. In July 1997, TouchSource, Inc., a designer and developer of interactive kiosks was acquired. These acquisitions significantly enhanced Navidec's business model by combining expertise in traditional marketing and distribution with Internet/Intranet technology. In December 1998, Navidec acquired CarWizard.com and LeaseSource.com, two prominent online automotive sites, in order to expand Navidec's online automotive presence.

During 2001, Navidec generated revenues from two divisions: eSolutions and product distribution. The majority of the eSolutions revenue was generated from fixed-price, fixed-time contracts; the Company has employed an iterative (or "time and materials") approach to new engagement. In developing these contracts, consideration is given to the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. The goal is to make most eSolutions work deliverable within a 90 to 120-day time frame. Revenue for this work is recognized on percentage-of-completion accounting basis using the ratio of direct costs incurred as compared to the estimated total direct costs needed to complete the engagement. Navidec is focused on expanding its eSolutions services offerings and to incorporating applications management and hosting services, which have the potential to generate recurring revenues.

Navidec's product distribution business generates revenue through the resale of third party software and hardware components, graphical printers and supplies. Since product distribution is not related to our core strategy, we expect that revenue from this business will become a smaller percentage of total revenue as our eSolutions business continues to grow.

Navidec's operating expenses consist of product development, general and administrative, sales and marketing and restructuring charges. Product development includes salaries and out-of-pocket expenses incurred in developing new technologies for our own use or for future customer applications generally, as opposed to customer-specific development. General and administrative costs consists primarily of salary and benefit expenses for our non-billable employees. It also includes expenses associated with our office facilities and equipment leases. Sales and marketing includes personnel costs, advertising costs, costs associated with participation in trade shows and direct marketing program and related travel expenses. Restructuring charges include severance packages and other related legal and administrative costs.

RESULTS OF OPERATIONS

                                                                        Three Months
                                                                       ended June 30,
                                                                 2000                  2001
                                                                -------               -------
REVENUE:
     Automotive                                               $     262             $      --
     eSolutions                                                   7,045                 4,418
     Product distribution                                           341                   125
                                                                -------               -------
         Total revenue                                            7,648                 4,543

COST OF REVENUE                                                   3,904                 2,312
                                                                -------               -------
     Gross margin                                                 3,744                 2,231

OPERATING EXPENSES:
     Product development                                          1,886                 1,541
     General and administrative                                   3,981                 2,583
     Sales and marketing                                          4,024                 2,473
     Restructuring expenses                                          --                 1,214
     Depreciation, amortization and impairment of assets          1,366                   932
                                                                -------               -------
     Total operating expenses                                    11,257                 8,743

LOSS FROM OPERATIONS                                          $  (7,513)            $  (6,512)
                                                                =======               =======

RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                                         Three Months
                                                                        ended June 30,
                                                                  2000                  2001
                                                                -------               -------
REVENUE:
     Automotive                                                    3.4%                  0.0%
     eSolutions                                                   92.1%                 97.2%
     Product distribution                                          4.5%                  2.8%
                                                                -------               -------
         Total revenue                                           100.0%                100.0%

COST OF REVENUE                                                   51.0%                 50.9%
                                                                -------               -------
     Gross margin                                                 49.5%                 49.1%

OPERATING EXPENSES:
     Product development                                          24.7%                 33.9%
     General and administrative                                   52.0%                 56.9%
     Sales and marketing                                          52.6%                 54.4%
     Restructuring expenses                                        0.0%                 26.7%
     Depreciation, amortization and impairment of assets          17.9%                 20.5%
                                                                -------               -------
     Total operating expenses                                    147.2%                192.4%
                                                                -------               -------
LOSS FROM OPERATIONS                                            (98.3%)              (143.3%)
                                                                =======              ========


Three Months Ended June 30, 2001 AND 2000

Revenue for the three months ended June 30, 2001 decreased 40.6% from 2000 revenues, going from $7.6 million to $4.5 million. The decrease was a result of discontinued auto related sales, lower product sales and a decrease in eSolutions sales. Revenue in 2001 associated with the eSolutions segment decreased 37.3% from 2000, down to $4.4 million from $7.0 million. The decrease in eSolutions revenue was driven by the slowing eSolutions sales through out the industry and increased sales cycles. Product distribution revenue decreased $217,000, or 63.5%, from $342,000 in 2000 to $125,000 in 2001. The decrease in revenues was due to Navidec's decision to focus on fewer products within the lines that it carries.

Gross profit decreased $1.6 million, or 41.4% from $3.8 million in 2000 to $2.2 million in 2001. As a percentage of revenues, gross profit remained stable at 49.5% and 49.1% for 2000 and 2001 respectively.

Product development costs decreased $345,000, or 18.3%, from $1.9 million in 2000 to $1.5 million in 2001. As a percentage of revenue, product development costs increased from 24.7% to 33.9% in 2001. The Company sees product development cost decreasing over the remainder of fiscal 2001 as a result of the restructuring that was done in the first and second quarters of 2001.

General and administrative expenses decreased $422,000 or 14.0%, from $3.0 million in 2000 to $2.6 million in 2001. As a percentage of revenue, general and administrative expenses increased from 39.3% in 2000 to 56.9% in 2001. The decreased spending was primarily due to decreased personnel and related overhead expenses. With the adverse changes in market conditions, the Company has taken steps to decrease general and administrative expenses for the remainder of fiscal 2001.

Sales and marketing expenses decreased $2.5 million from $5.0 million in 2000 to $2.5 million in 2001. As a percentage of revenue, sales and marketing expenses decreased from 65.9% to 54.4% of revenue in 2000 and 2001 respectively. The decreased spending was primarily due to the sale of DriveOff.com in the third quarter of 2000. The Company has taken steps to reduce sales and marketing expenses in total and as a percentage of sales in subsequent quarters as a result of its restructuring.

Restructuring charges of $1.2 million represents a headcount reduction of 50 employees in the quarter ended June 30, 2001.

Impairment charges of $182,000 relate to unused workstations made redundant by the headcount reduction in 2001.

Depreciation expense decreased from $1.4 million to $750,000 as a result of the sale of Drive-off.com in 2000.

Other income (expense) for 2001 decreased to $(1.4 million), down by $13.7 million over 2000 income of $13.2 million. The reason for the large change in other income is the result of the write down of the Company's investment in CarPoint 2001 and the income associated with the gain on conversion of debt in 2000.

As a result of the above factors, net income decreased from $5.7 million for the three months ended June 30, 2000, to a net loss of $7.5 million for the three months ended June 30, 2001.

RESULTS OF OPERATIONS

                                                                           Six Months
                                                                         ended June 30,
                                                                   2000                  2001
                                                                   ----                  ----
REVENUE:
     Automotive                                               $     516             $      --
     eSolutions                                                  13,051                12,844
     Product distribution                                           638                   307
                                                               --------              --------
         Total revenue                                           14,205                13,151

COST OF REVENUE                                                   7,289                 7,276
                                                               --------              --------
     Gross margin                                                 6,916                 5,875

OPERATING EXPENSES:
     Product development                                          3,289                 3,124
     General and administrative                                   5,958                 4,999
     Sales and marketing                                          9,401                 5,373
     Restructuring expenses                                          --                 2,020
     Depreciation, and amortization and impairment
      of assets                                                   2,162                 1,575
                                                               --------              --------
     Total operating expenses                                    20,810                17,091
                                                               --------              --------

LOSS FROM OPERATIONS                                           (13,894)              (11,216)
                                                               ========              ========

SIX-MONTH RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES


                                                                           Six Months
                                                                         ended June 30,
                                                                   2000                  2001
                                                                   ----                  ----
REVENUE:
     Automotive                                                    3.6%                  0.0%
     eSolutions                                                   91.9%                 97.7%
     Product distribution                                          4.5%                  2.3%
                                                                   ----                  ----
         Total revenue                                           100.0%                100.0%

COST OF REVENUE                                                   51.3%                 55.3%
                                                                  -----                 -----
     Gross margin                                                 48.7%                 44.7%

OPERATING EXPENSES:
     Product development                                          23.2%                 23.8%
     General and administrative                                   41.9%                 37.9%
     Sales and marketing                                          66.2%                 40.8%
     Restructuring expenses                                        0.0%                 15.4%
     Depreciation, amortization and impairment of assets          15.2%                 12.0%
                                                                  -----                 -----
Total operating expenses                                         146.5%                130.0%
                                                                 ------               -------
LOSS FROM OPERATIONS                                             (97.8%)               (85.3%)
                                                                 ======               =======


Six Months Ended June 30, 2001 AND 2000

Revenue for the first six months of 2001 decreased 7.4% from 2000 revenues, going from $14.2 million to $13.2 million. The decrease was a result of discontinued auto related sales, lower product sales and a decrease in eSolutions sales. Revenue in 2001 associated with the eSolutions segment decreased 1.6% from 2000, down to $12.8 million from $13.1 million. The decrease in eSolutions revenue was driven by the slowing eSolutions sales through out the industry and increased sales cycles. Product distribution revenue decreased $331,000, or 51.9%, from $638,000 in 2000 to $307,000 in 2001. The decrease in revenues was due to Navidec's decision to focus on fewer products within the lines that it carries.

Gross profit decreased $1.0 million, or 15.1% from $6.9 million in 2000 to $5.9 million in 2001. As a percentage of revenue, gross profit decreased from 48.7% to 44.7%. The decrease in the gross margin was a result of the discontinued automotive segment and pressure on margins in eSolutions, which had a gross margin of 45.5% in 2001 down from 48.5% in 2000. The Company believes gross margins will remain stable for the remainder of 2001.

Product development costs decreased $165,000, or 0.5%, from $3.3 million in 2000 to $3.1 million in 2001. As a percentage of revenue, product development costs increased from 23.2% to 23.8% in 2001. The Company sees product development cost decreasing over the remainder of fiscal 2001 as a result of the restructuring that was done in the first and second quarters of 2001.

General and administrative expenses decreased $1.0 million or 16.1%, from $6.0 million in 2000 to $5.0 million in 2001. As a percentage of revenue, general and administrative expenses decreased from 41.9% in 2000 to 37.9% in 2001. The decreased spending was primarily due to decreased personnel and relates overhead expenses. With the adverse changes in market conditions, the Company has taken steps to decrease general and administrative expenses for the remainder of fiscal 2001.

Sales and marketing expenses decreased $4.0 million from $9.4 million in 2000 to $5.4 million in 2001. As a percentage of revenue, sales and marketing expenses decreased from 66.2% to 40.8% of revenue in 2000 and 2001 respectively. The decreased spending was primarily due to the sale of DriveOff.com in the third quarter of 2000. The Company has taken steps to reduce sales and marketing expenses in total and as a percentage of sales in subsequent quarters as a result of its restructuring.

Restructuring charges of $2.0 million result from a headcount reduction of 80 employees during 2001.

Impairment charges of $182,000 relate to workstations made redundant by the headcount reduction in 2001.

Depreciation expense decreased from $2.2 million to $1.4 million for the six months ended June 30, 2001, due to the sale of Drive-off.com in 2000.

Other income (expense) for 2001 decreased to $(44.6 million), down by $58.0 million over 2000 income of $13.4 million. The reason for the large change in other income is the result of the write down of the Company's investment in CarPoint in 2001.

During the first six months of 2001 the company reduced the carrying value of its investment in CarPoint, Inc to net realizable value and sold 12.3 million shares of its 13.3 million shares held. Navidec recorded an other than temporary loss on its investment in CarPoint, Inc. of $44.5 million. The fair value of the remaining 1.05 million shares held by Navidec is $588,000. Related to the CarPoint transaction the Company has received an offer to settle its remaining obligation with its investment banker by exchanging its remaining shares of CarPoint stock in satisfaction of the payable of $1.5 million .Navidec has the option to settle and will settle the payable to the investment banker with its remaining shares of CarPoint stock in the third quarter.

The Company reversed its deferred tax liabilities during the first quarter of 2001 resulting in a non-cash benefit of $8 million. The Company expects its effective tax rate to be zero for the remainder of 2001.

The Company negotiated a reduction in an unsecured note payable during the second quarter of 2001. The reduction in principal from $793,000 to $343,000 resulted in an extraordinary gain of $450,000.

As a result of the factors discussed above, the net loss increased from $463,0000 ($0.04 per share) to $47.4 million ($4.07 per share) between periods.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through June 30, 2001, we funded our operations primarily from the following sources:

- equity proceeds through public offerings and private placements of our securities;
-    revenue generated from operations;
-    sale of assets
-    loans from principal shareholders and employees;
-    loans and lines of credit; and
- accounts receivable factoring arrangements made available by banks.

As of June 30, 2001, we had cash and cash equivalents of $4.9 million and working capital of $6.0 million. This compares with cash and cash equivalents of $3.5 million, short-term investments in debt securities of $3.0 million and working capital of $17.3 million as of December 31, 2000.

Cash used in our operating activities totaled $8.2 million for the six months ended June 30, 2001 compared with $18.4 million for the six months ended June 30, 2000. The increase in cash used for operating purposes was due primarily to a decrease in working capital of $1.6 million for the six months ended June 30, 2001, compared to an increase in working capital of $7.5 million in the prior period. The change in working capital requirements is largely due to the sale of Drive-off.com.

Cash provided by investing activities totaled $10.6 million for the six months ended June 30, 2001 compared with cash used of $4.7 million for the six months ended June 30, 2000. Cash generated in 2001 was principally from the sale of the Company's investment in CarPoint and BEA Systems ($6.9 million and $883,000, respectively), its debt securities ($3.0 million) and from the collection of notes payable from Westar Financial ($2.2 million), which was funded in 2000. Capital expenditures were reduced from $3.1 million in 2000 to $298,000 in 2001. The Company has no significant commitments for capital expenditures for the remainder of 2001.

Cash used for financing activities was $915,000 during the six months ended June 30, 2001. Cash provided by financing activities was $539,000 during the six months ended June 30, 2000. The 2000 amount was raised from the exercise of warrants and options.

Subsequent to our restructuring activities we believe that our available cash resources and cash flow from operations will be sufficient to meet our anticipated working capital, capital expenditure, and debt service requirements for at least the next 12 months. If, however, our cash flows vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. Failure to raise necessary capital could restrict our growth, limit our development of new products and services or hinder our ability to compete.


--------------------------------------------------------------------------------

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks arising from changes in interest rates and prices of its equity investment in CarPoint common stock.

The Company holds 1,050,000 shares of CarPoint common stock. The fair value of the CarPoint shares was $588,000 or $.56 per share at June 30, 2001. The Company has received an offer to settle certain obligations with its investment banker using the remaining CarPoint shares. Any future decrease in the price of CarPoint shares will thus be offset by a decrease in the related obligation to the investment banker if the offer is accepted by the company.

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

Item 2.  Changes in Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders



Item 5.  Other Information

The Company plans to hold the 2001 Annual Meeting of the Shareholders in August of 2001. The Company on or before August 31, 2001 must receive proposals of the shareholders intended to be presented


--------------------------------------------------------------------------------
at the 2001 Annual Meeting of the Shareholders in order to be eligible for inclusion in the Company's Proxy Statement and form of Proxy.

In order for a shareholder proposal which is not intended to be included in Navidec's Proxy Statement or form of Proxy to be considered timely for the 2001 Annual Meeting, the shareholder proposal must be received by the Company no later than September 15, 2001.

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

                                  NAVIDEC, INC.



By  /S/RALPH ARMIJO
Ralph Armijo
President and CEO

Date:  August 14, 2001


By  /S/ PAT MAWHINNEY
Pat Mawhinney
Chief Financial Officer

Date: August 14, 2001



--------------------------------------------------------------------------------