Form 10-Q
period 2001-09-30
NAVIDEC INC
filed 2001-11-14
CIK 1023734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from January 1, 2001 to September 30, 2001.

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

As of November 13, 2001, Registrant had 11,640,000 shares of common stock outstanding

                                      INDEX

PART I. FINANCIAL INFORMATION
===============================

Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000

                  Consolidated Statements of Operations, Three and nine months ended September 30, 2001 and 2000 (unaudited)

                  Consolidated Statements of Cash Flows, Nine months ended September 30, 2001 and 2000 (unaudited)

                  Notes to Consolidated Financial Statements

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

                         PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                  NAVIDEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   December 31,     September 30,
 ASSETS                                                                2000             2001
                                                                   ------------     -------------
   CURRENT ASSETS:                                                                  (Unaudited)
     Cash and cash equivalents                                      $  3,475         $  2,727
     Investment in debt securities                                     2,990             --
     Accounts receivable, net of allowance for doubtful
       accounts of $307 and $319, respectively                         4,908            3,834
     Costs and estimated earnings in excess of billings                1,545              677
     Inventory                                                           586              474
     Deferred taxes                                                    6,395             --
     Notes receivable                                                  3,700            1,500
     Prepaid expenses and other                                          565               94
                                                                    --------         --------
       Total current assets                                           24,164            9,306

   PROPERTY AND EQUIPMENT, net                                         6,379            3,803

   OTHER ASSETS:
     Investments                                                       1,964               10
     Investment in CarPoint                                           56,670              588
                                                                    --------         --------

     TOTAL ASSETS                                                   $ 89,177         $ 13,707
                                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Accounts payable                                               $  2,362         $  1,908
     Accrued liabilities                                               3,030            2,483
     Current borrowings                                                1,028              622
     Deferred revenue                                                    416              428
                                                                    --------         --------

               Total current liabilities                               6,836            5,441
                                                                    --------         --------

LONG TERM BORROWINGS, net of current portion                           1,242              151
OTHER LIABILITIES                                                     20,532             --

STOCKHOLDERS' EQUITY:
     Common stock, no par value, 20,000 shares authorized:

       Voting, 10,939 shares outstanding                              53,775           54,658
       Nonvoting, 701 shares outstanding                               5,817            5,817
     Warrants for common stock                                         1,141            1,141
     Deferred compensation                                              --               (639)
     Accumulated other comprehensive income                              792              (18)
     Accumulated deficit                                                (958)         (52,844)
                                                                    --------         --------
           Total stockholders' equity                                 60,567            8,115
                                                                    --------         --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                $ 89,177         $ 13,707
                                                                    ========         ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                              2000             2001             2000             2001
                                                            --------         --------         --------         --------
REVENUE                                                     $  8,641         $  5,579         $ 22,845         $ 18,730
COST OF REVENUE                                                4,274            2,738           11,558           10,014
                                                            --------         --------         --------         --------
GROSS PROFIT                                                   4,367            2,841           11,287            8,716

OPERATING EXPENSES:
   Product development                                         1,467              564            5,114            3,688
   General and administrative                                  1,516            1,281            4,920            6,280
   Sales and marketing                                         2,221            1,216            4,773            6,589
   DriveOff.com                                                4,708             --             14,812             --
   Restructuring expenses                                       --              1,831             --              3,851
   Loss on impairment of assets                                 --              1,057             --              1,239
   Stock compensation expense                                   --                244             --                244
   Depreciation and amortization                                 461            1,035            1,567            2,428
                                                            --------         --------         --------         --------
     Total operating expenses                                 10,373            7,228           31,186           24,319
                                                            --------         --------         --------         --------
 LOSS FROM OPERATIONS                                         (6,006)          (4,387)         (19,899)         (15,603)

OTHER INCOME (EXPENSE):
   Other income (expense)                                       (988)            (123)            (642)             170
   DriveOff.com debt conversion expense                         --               --             (5,195)            --
   Gain on conversion of DriveOff.com debt to equity            --               --             18,291             --
   Gain on sale of DriveOff.com                               43,692             --             43,692             --
   Writedown of CarPoint, Inc. investment                       --               --               --            (44,903)
                                                            --------         --------         --------         --------
     Total other income, net                                  42,704             (123)          56,146          (44,733)
                                                            --------         --------         --------         --------

NET INCOME (LOSS) BEFORE TAXES
AND EXTRAORDINARY GAIN                                        36,698           (4,510)          36,247          (60,336)
INCOME TAX BENEFIT (EXPENSE)                                  (9,839)            --             (9,839)           8,000
                                                            --------         --------         --------         --------
NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                                            26,859           (4,510)          26,408          (52,336)

GAIN ON MODIFICATION OF DEBT                                    --               --               --                450
                                                            --------         --------         --------         --------
NET INCOME (LOSS)                                           $ 26,859         $ (4,510)        $ 26,408         $(51,886)
                                                            ========         ========         ========         ========

NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM
Per Share basic                                             $   2.44         $   (.39)        $   2.40         $  (4.50)
Per Share diluted                                           $   2.19         $   (.39)        $   2.11         $  (4.50)
                                                            ========         ========         ========         ========
EXTRAORDINARY ITEM
Per share diluted                                              --               --               --            $    .04
Per share basic                                                --               --               --            $    .04

NET INCOME (LOSS)
Per Share basic                                             $   2.44         $   (.39)        $   2.40         $  (4.46)
Per Share diluted                                           $   2.19         $   (.39)        $   2.11         $  (4.46)
                                                            ========         ========         ========         ========

WEIGHTED AVERAGE
SHARES OUTSTANDING
Basic                                                         11,014           11,640           10,994           11,640
Diluted                                                       12,312           11,640           12,600           11,640

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                      2000               2001
                                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $ 26,408         $(51,886)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation and amortization                                   1,567            2,428
       Extraordinary gain                                               --               (450)
       Provision for deferred income taxes                             9,194             --
       Gain on sale of Driveoff.com                                  (56,788)            --
       Loss on CarPoint investment                                      --             44,903
       Write-down of other investments                                 1,206             --
       Impairment charges                                               --              1,239
       Loss on sale of assets                                           --                 41
       Income tax benefit                                               --             (8,000)
       Provision for bad debt expense                                    362              644
       Realized gain on investment                                      --               (213)
       Non-cash interest expense                                         258             --
       Non-cash stock compensation expense                                                244

    Changes in operating assets and liabilities:

       Accounts receivable                                            (2,813)             430
       Costs and estimated earnings in excess of billings             (2,507)             868
       Inventory                                                         280              112
       Prepaid expenses and other current assets                         429              471
       Accounts payable and liabilities                               (1,903)          (1,001)
       Bank overdrafts                                                  (149)            --
       Deferred revenue                                                  508               12
                                                                    --------         --------
   Net cash used in operating activities                             (23,948)         (10,158)
                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property, equipment and software                     (5,349)          (1,268)
     Proceeds from the sale of equipment                                --                242
     Repayments of notes receivable                                     --              2,200
     Funding of notes receivable                                      (3,700)            --
     Settlement costs of CarPoint transaction                           --               (815)
     Fundings of notes receivable-related parties                       --               (528)
     Proceeds from the sale of marketable debt securities              3,143            2,990
     Sale (purchase) of equity investments                              (563)           7,742
     Other                                                              (565)            --
                                                                    --------         --------
   Net cash provided by (used in) investing activities                (7,034)          10,563
                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments on notes payable and capital lease obligations             (67)          (1,153)
     Proceeds from borrowing                                             900             --
     Proceeds from issuance of common stock and warrants                (674)            --
                                                                    --------         --------
   Net cash provided by financing activities                             159           (1,153)
                                                                    --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (30,823)            (748)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        35,860            3,475
                                                                    --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  5,037         $  2,727
                                                                    ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for interest                                         $    189         $    127

     Assets acquired under capital lease                            $   --           $    106


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

The unaudited consolidated financial statements and related notes to the consolidated financial statements presented herein have been prepared by the management of Navidec, Inc. and subsidiary (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements were prepared in accordance with the accounting policies used in the preparation of the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and should be read in conjunction with such financial statements and notes thereto. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the Form 10-K for the year ended December 31, 2000. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim periods presented have been made.

Certain prior year amounts have been reclassified to conform to the current year presentation.

COMPREHENSIVE INCOME

Comprehensive income includes net income or loss and changes in equity from non-owner transactions. The Company's comprehensive losses for the three-month and nine-month periods ended September 30, 2000 and 2001 were:

                                            For the Three Months Ended
                                                  September 30
                                                 (in thousands)
                                              2000            2001
                                             ------          ------

Net income (loss)                            $26,859       $(4,510)
   Unrealized gain (loss), net of taxes
     and reclassification adjustments            584           (23)
                                             -------       -------
   Comprehensive income (loss)               $27,443       $(4,533)
                                             =======       =======




                                            For the Nine Months Ended
                                                  September 30
                                                 (in thousands)
                                              2000            2001
                                             ------          ------

Net income (loss)                            $26,408       $(51,886)
Unrealized gain (loss), net of taxes
  and reclassification adjustments               994           (810)
                                             -------       --------
Comprehensive income (loss)                  $27,402       $(52,696)
                                             =======       ========

The unrealized gain (losses) for the three and nine month periods ended September 30, 2001 are net of reclassification adjustments of $0 and $787,000, respectively. There were no reclassification adjustments in 2000.

(3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of SFAS No. 133 as of January 1, 2001, had no effect on the Company's financial position or results of operations.

In June 2001 the FASB issued SFAS No. 141, "Business Combinations." Under this statement all business combinations must be accounted for under the purchase method. The pooling method is no longer allowed. The statement also establishes criteria to assess when to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations initiated after September 30, 2001. At this time the Company has no pending business combinations that would be affected by the adoption of this statement.

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

In July 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to recognize the fair value of an asset retirement liability in the financial statements by capitalizing that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be allocated to expense by using a systematic and rational method. The statement is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a significant impact on the Company's financial position or results of operations.

In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also requires expected future operating losses from discontinued operations to be recognized in the periods in which the losses are incurred, which is a change from the current requirement of recognizing such operating losses as of the measurement date. The statement is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that the adoption of the statement will have a material effect on the Company's financial position or results of operations.

(4) COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings as of September 30, 2001 and December 31, 2000 are comprised of the following (in thousands):

                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                       2001           2000
                                                                      ------         ------
                           Costs incurred on contracts in progress    $  607         $  629
                           Estimated earnings                            983            916
                                                                      ------         ------
                                                                       1,590          1,545

                           Less progress billings                        913           --
                                                                      ------         ------
                                                                      $  677         $1,545
                                                                      ======         ======

(5) NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.

A reconciliation of the shares used for basic and diluted per share computations follows (in thousands):

                                            For the Three Months Ended             For the Nine Months Ended
                                               September 30, 2000                      September 30, 2000
                                      Income       Shares      Per Share    Income          Shares        Per Share
                                    ----------   ------------   ------    -----------    -------------    ----------
   Basic EPS
   Net income                          $26,859     11,014        $  2.44      $26,408        11,014        $  2.40
   Effect of dilutive securities
   Convertible debt                         43        701                         128           701
   Stock options                                      554                                       793
   Warrants                                            43                                        92
   Diluted EPS                         $26,902     12,312        $  2.19      $26,536        12,600        $  2.11
                                       =======     ======        =======      =======        ======        =======

Potential common shares excluded because their effect was anti-dilutive are as follows:


         Three Months Ended                          Nine Months Ended
         September 30, 2000                          September 30, 2000
         ------------------                          ------------------
              428,000                                      273,000

The Company has excluded the weighted average effect (using the treasury stock method) of common stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share for all the periods in fiscal 2001 as the effect of such securities is anti-dilutive for all periods presented.

Potential common shares excluded because their effect was anti-dilutive are as follows:


         Three Months Ended                          Nine Months Ended
         September 30, 2001                          September 30, 2001
         ------------------                          ------------------
             1,160,000                                    1,160,000

(6) EMPLOYEE STOCK OPTION REPRICING

During the third quarter of 2001, the Company canceled approximately 1,324,000 unexercised and outstanding options and granted 883,000 replacement options with a strike price of $0. The new options vest over three years and expire 10 years from the date of grant. The Company recorded deferred compensation of $883,000 on the date of grant for the difference between the strike price and the intrinsic value of the repriced options. The deferred compensation charge will be amortized to stock expense over the vesting period of the new options. The Company has segregated these costs and presented stock compensation expense in the accompanying consolidated statements of operations. The allocation of stock compensation expense to the same functional classification as the employees' cash compensation is as follows:

                                     For the Nine Months Ended
                                           September 30,
                                        2000          2001
                                          (In Thousands)

Cost of revenue                        $--             $ 43
Sales and marketing                     --               30
General and administrative              --              171
                                       ---             ----
Total stock compensation expense       $--             $244

(7) SEGMENT REPORTING

The Company has operated in three different segments: eSolutions, DriveOff.com ("Automotive") and Product Distribution. With the sale of DriveOff.com in September 2000, the Company now operates solely in the eSolutions and Product Distribution segments. Management has chosen to organize the Company around these segments based on differences in products and services.

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

The following provides information on the Company's segments (unaudited):

                                                          For the Three Months Ended
                                                              September 30, 2001
                                                                (in thousands)
                              -----------------------------------------------------------------------------------
                                                                   Product
                               eSolutions       Automotive       Distribution    Corporate              Total
Revenues from external
customers ............          $ 5,492           $  --            $  87           $  --                $  5,579

Loss from operations .          $  (189)          $  --            $ (31)          $(4,167)(1)          $ (4,387)

Identifiable assets ..          $ 4,861           $  --            $ 124           $ 8,722(2)           $ 13,707

                                                            For the Three Months Ended
                                                                September 30, 2000
                                                                  (in thousands)
                               -------------------------------------------------------------------------------------
                                                                      Product
                               eSolutions         Automotive       Distribution      Corporate              Total
Revenues from external
customers ............          $  8,248           $   198           $ 195           $   --                $  8,641

Loss from operations .          $   (917)          $(4,538)          $ (91)          $   (460)(1)          $ (6,006)

Identifiable assets ..          $ 15,835           $  --             $ 516           $ 76,994(2)           $ 93,345



                                                              For the Nine Months Ended
                                                                  September 30, 2001
                                                                    (in thousands)
                               ----------------------------------------------------------------------------------------
                                                                       Product
                                eSolutions         Automotive        Distribution        Corporate              Total
Revenues from external
customers ............          $ 18,336           $        --            $ 394           $  --                $ 18,730

Loss from operations .          $ (7,669)          $        --            $(172)          $(7,762)(1)          $(15,603)

Identifiable assets ..          $  4,861           $        --            $ 124           $ 8,722(2)           $ 13,707


                                                               For the Nine Months Ended
                                                                   September 30, 2000
                                                                     (in thousands)
                                  --------------------------------------------------------------------------------------
                                                                      Product
                                 eSolutions        Automotive        Distribution     Corporate             Total
Revenues from external
customers ............          $ 21,299           $    713           $ 833           $   --                $ 22,845

Loss from operations .          $ (2,511)          $(15,469)          $(352)          $ (1,567)(1)          $(19,899)

Identifiable assets ..          $ 15,835           $   --             $ 516           $ 76,994(2)           $ 93,345

(1) Corporate loss from operations represents depreciation expense, restructuring charges, non-cash stock compensation expense and impairment of assets.

(2) Corporate assets are those that are not directly identifiable to a particular segment and include cash, restricted cash, notes receivable, prepaids, property and equipment, and other assets.

(8) NOTES RECEIVABLE RELATED PARTIES

In January of 2001, the Company funded promissory notes due from management and shareholders totaling $500,000. The notes carried an interest rate of 5.9% payable annually and were secured by a right to proceeds agreement that required the payment of the notes upon the sale of the CarPoint, Inc. stock held by the Company. These notes receivable were settled in conjunction with the sale of the CarPoint, Inc. stock in May 2001. The receivables were netted against the amounts otherwise payable to these individuals for their involvement in the initial sale of DriveOff.com in September 2000, and the sale of CarPoint stock in May 2001.

(9) NOTES RECEIVABLE IN DEFAULT

In March, June, July and August of 2000, the Company funded four Promissory Notes to Westar Financial, Inc. for $1.2 million, $1 million, $1 million and $500,000, respectively. The notes carried an interest rate of 9% annually and are unsecured. The March and June notes were paid in full at the scheduled due dates of March 31, 2001 and June 5, 2001. The July 2000 note was due on July 5, 2001 and the August 2000 note was due on August 25, 2001; and these notes have not been paid by Westar Financial. Management has been in negotiations with Westar Financial and believes the remaining principle balance, plus accrued interest at September 30, 2001, will be paid in full. Accrued interest on the two remaining notes receivable of $1,500,000 as of September 30, 2001 was $169,000.

(10) RESTRUCTURING AND OTHER RELATED CHARGES

During the first nine months of 2001, Navidec recorded restructuring and other related charges of approximately $5.1 million for headcount reductions and losses related to cancellation and renegotiation of operating leases. These headcount reductions and lease changes were taken to align Navidec's cost structure with changing market conditions and to create a more flexible and efficient organization. The plan resulted in a headcount reduction of approximately 170 employees, which was comprised 60% of non-billable staff and 40% of billable staff.

The Company paid $3,337,000 to the terminated employees during the nine months ended September 30, 2001. The remaining $1.8 million of restructuring charges consists primarily of exit costs associated with the Company's termination of its lease for office space, which is no longer needed due to the reduced headcount, including $1.2 million of abandoned leasehold improvements.

During the quarter ended September 30, 2001, the Company took an impairment charge of $182,000 to write-down leased workstations to their estimated fair value of $75,000. Fair value was determined based upon current negotiations to sell the workstations.

(11) CARPOINT INVESTMENT

In March 2001, Navidec concluded there had been an other than temporary impairment in its Carpoint investment and wrote-down its shares to their estimated fair value of $0.63 per share. This write-down resulted in a charge of approximately $43.5 million in the quarter ended March 31, 2001.

In May 2001, Navidec sold 12,258,300 shares of CarPoint, Inc. for net proceeds of $6.9 million. The sale of the stock resulted in a recognized loss on sale of the investment of $858,000. The Company continues to hold 1,050,000 shares valued at $588,000. The remaining shares where written-down to $0.56 per share, the price received for the shares sold. This resulted in a charge of $49,000 for the second quarter ended June 30, 2001.

In May 2001, the Company's Board of Directors authorized the payment of a bonus of approximately $513,000 for the completion of the sale of 12,258,300 shares of Carpoint.

(12) REDUCTION OF DEBT

In May 2001, the Company came to an agreement with an unsecured creditor to settle its note payable with a carrying amount of $793,000 for $250,000 and monthly payments through December 2001 of $13,333. The settlement resulted in an extraordinary gain of $450,000.

(13) SUBSEQUENT EVENT

In November of 2001, the Company received a commitment letter for a $1 million term note bearing interest at the 36 month treasury yield plus 550 basis points (currently 8.9%) per annum, with a minimum of 8.4%, payable over 36 months. In addition, the Company has also received a commitment letter for a $3.5 million revolving line of credit with payments of interest monthly (prime plus 1.5%) and principal plus interest due upon maturity in November 2002. Advances under the line of credit will be limited to the lesser of (a) $3.5 million or (b) a 75% advance rate against eligible accounts receivable, as defined. Both the term note and the revolver are collateralized by the Company's assets and subject to financial covenants, as defined, including a quick ratio, a minimum debt service coverage ratio, and minimum tangible net worth.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

During 2001, Navidec generated revenues from two divisions: eSolutions and product distribution. The majority of the eSolutions revenue was generated from fixed-price, fixed-time contracts; for the remainder of the contracts, the Company has employed an iterative (or "time and materials") approach to the engagement. In developing these contracts, consideration is given to the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. The goal is to make most eSolutions work deliverable within a 90 to 120-day time frame. Revenue for this work is recognized on percentage-of-completion accounting basis using the ratio of direct costs incurred as compared to the estimated total direct costs needed to complete the engagement. Navidec is focused on expanding its eSolutions services offerings and to incorporating applications management and hosting services, which have the potential to generate recurring revenues.

Navidec's product distribution business generates revenue through the resale of third party software and hardware components, graphical printers and supplies. Since product distribution is not related to our core strategy, we expect that revenue from this business will become a smaller percentage of total revenue as our eSolutions business continues to grow.

Navidec's operating expenses consist of product development, general and administrative, sales and marketing and restructuring charges. Product development includes salaries and out-of-pocket expenses incurred in developing new technologies for our own use or for future customer applications generally, as opposed to customer-specific development. General and administrative costs consist primarily of salary and benefit expenses for our non-billable employees. It also includes expenses associated with our office facilities and equipment leases. Sales and marketing includes personnel costs, advertising costs; costs associated with participation in trade shows and direct marketing program and related travel expenses. Restructuring charges include severance packages for terminated employees and other related legal and administrative costs as well as exit costs to terminate a lease for office space, which is no longer necessary.

THREE-MONTH RESULTS OF OPERATIONS

                                                               Three Months ended
                                                                  September 30,
                                                              2000             2001
                                                              ----             ----
REVENUE:
     Automotive ..................................          $   198           $  --
     eSolutions ..................................            8,248             5,492
     Product distribution ........................              195                87
                                                            -------           -------
         Total revenue ...........................            8,641             5,579
COST OF REVENUE ..................................            4,274             2,738
                                                            -------           -------
     Gross margin ................................            4,367             2,841

OPERATING EXPENSES:
     Product development .........................            1,467               564
     General and administrative ..................            1,516             1,281
     Sales and marketing .........................            2,221             1,216
     Driveoff.com ................................            4,708              --
                                                            -------           -------
                                                              9,912             3,061
                                                            -------           -------
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING EXPENSES AND DEPRECIATION ..........           (5,545)             (220)

     Restructuring expenses ......................             --               2,888
     Stock compensation expense ..................             --                 244
     Depreciation and amortization ...............              461             1,035
                                                            -------           -------
                                                                461             4,167
                                                            -------           -------
LOSS FROM OPERATIONS .............................          $(6,006)          $(4,387)
                                                            =======           =======


THREE-MONTH RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                                Three Months ended
                                                                   September 30,
                                                               2000             2001
                                                              ------           ------
REVENUE:
     Automotive ..................................              2.2%             0.0%
     eSolutions ..................................             95.5%            98.4%
     Product distribution ........................              2.3%             1.6%
                                                              ------           ------
         Total revenue ...........................            100.0%           100.0%

COST OF REVENUE ..................................             49.5%            49.1%
                                                              ------           ------
     Gross margin ................................             50.5%            50.9%

OPERATING EXPENSES:
     Product development .........................             17.0%            10.1%
     General and administrative ..................             17.5%            23.0%
     Sales and marketing .........................             25.7%            21.8%
     Driveoff.com ................................             54.5%             --
                                                              ------           ------
                                                              114.7%            54.9%
                                                              ------           ------
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING EXPENSES AND DEPRECIATION ..........             64.2%            (3.9%)

     Restructuring expenses ......................              0.0%            51.8%
     Stock compensation expense ..................              0.0%             4.4%
     Depreciation and amortization ...............              5.3%            18.6%
                                                              ------           ------
                                                                5.3%            74.7%
                                                              ------           ------
LOSS FROM OPERATIONS .............................            (69.5%)          (78.6%)
                                                              ======           ======

Three Months Ended September 30, 2001 and 2000

Revenue for the three months ended September 30, 2001 decreased 35.4% from 2000 revenues, going from $8.6 million to $5.6 million. The decrease was a result of discontinued auto related sales, lower product sales and a decrease in eSolutions sales. Revenue in 2001 associated with the eSolutions segment decreased 33.4% from 2000, down to $5.5 million from $8.2 million. The decrease in eSolutions revenue was driven by the slowing eSolutions sales throughout the industry and increased sales cycles. Product distribution revenue decreased $108,000, or 55.4%, from $195,000 in 2000 to $87,000 in 2001. The decrease in revenues was due to Navidec's decision to discontinue products sales due to decreasing margins.

Gross margin decreased $1.5 million, or 34.9% from $4.4 million in 2000 to $2.8 million in 2001. As a percentage of revenue, gross margins remained stable at 50.5% and 50.9% for 2000 and 2001, respectively.

Product development costs decreased $903,000, or 61.6%, from $1.5 million in 2000 to $564,000 in 2001. As a percentage of revenue, product development costs decreased from 17.0% to 10.1% in 2001. The Company expects product development costs as a percentage of revenue to continue to decrease over the remainder of fiscal 2001 as a result of the restructuring that was done during the first three quarters of 2001.

General and administrative expenses decreased $235,000 or 15.5%, from $1.5 million in 2000 to $1.3 million in 2001. As a percentage of revenue, general and administrative expenses increased from 17.5% in 2000 to 23.0% in 2001. The decreased spending was primarily due to decreased personnel and overhead expenses related to the decreased personnel. With the adverse changes in market conditions, the Company has taken steps to decrease general and administrative expenses for the remainder of fiscal 2001.

Sales and marketing expenses decreased $1.0 million from $2.2 million in 2000 to $1.2 million in 2001. As a percentage of revenue, sales and marketing expenses decreased from 25.7% to 21.8% of revenue in 2000 and 2001, respectively. The Company has taken steps to reduce sales and marketing expenses in total and as a percentage of sales as a result of its restructuring.

Expenses related to Driveoff.com were eliminated with the sale of Driveoff.com to CarPoint in September of 2000.

During the quarter ended September 30, 2001, Navidec recorded restructuring charges for employee terminations and lease exit costs of approximately $2.9 million. These restructuring charges were taken to align Navidec's cost structure with changing market conditions and to create a more flexible and efficient organization. The plan resulted in a headcount reduction of approximately 170 employees including 90 in the third quarter, which was comprised 40% of non-billable staff and 60% of billable staff.

$1.3 million was paid to the terminated employees during the three months ended September 30, 2001. The remaining $1.6 million of restructuring charges consist primarily of exit costs associated with the Company's termination of its lease for office space, which is no longer needed due to the reduced headcount. Included in the $1.6 million is $1.1 million related to abandoned leasehold improvements.

Other income (expense) for 2001 decreased to $(123,000), down by $42.8 million compared to 2000 income of $42.7 million. The reason for the large change in other income is the result of the sale of DriveOff.com to CarPoint, Inc in 2000.

NINE-MONTH RESULTS OF OPERATIONS

                                                                 Nine months ended
                                                                   September 30,
                                                              2000              2001
                                                              ----              ----
REVENUE:
     Automotive..................................           $    713           $   --
     eSolutions..................................             21,299             18,336
     Product distribution........................                833                394
                                                            --------           --------
         Total revenue...........................             22,845             18,730
COST OF REVENUE..................................             11,558             10,014
                                                            --------           --------
     Gross margin................................             11,287              8,716

OPERATING EXPENSES:
     Product development.........................              5,114              3,688
     General and administrative..................              4,920              6,280
     Sales and marketing.........................              4,773              6,589
     Driveoff.com................................             14,812               --
                                                            --------           --------
                                                              29,619             16,557
                                                            --------           --------
LOSS FROM OPERATIONS BEFORE RESTRUCTURING
EXPENSES AND DEPRECIATION........................            (18,332)            (7,841)
     Restructuring expenses......................               --                5,090
     Non-cash stock compensation expense.........               --                  244
     Depreciation and amortization...............              1,567              2,428
                                                            --------           --------
                                                               1,567              7,762
                                                            --------           --------
LOSS FROM OPERATIONS.............................           $(19,899)          $(15,603)
                                                            ========           ========

NINE-MONTH RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                                 Nine months ended
                                                                   September 30,
                                                               2000              2001
                                                               ----              ----
REVENUE:
     Automotive..................................               3.1%             0.0%
     eSolutions..................................              93.3%            97.9%
     Product distribution........................               3.6%             2.1%
                                                               -----            -----
         Total revenue...........................             100.0%           100.0%

COST OF REVENUE..................................              50.6%            53.5%
     Gross margin................................              49.4%            46.5%

OPERATING EXPENSES:
     Product development.........................              22.4%            19.7%
     General and administrative..................              21.5%            33.5%
     Sales and marketing.........................              20.9%            35.2%
     Driveoff.com................................              64.8%             -- %
                                                               -----            -----
                                                              129.7%            88.4%
                                                              -----             -----
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING EXPENSES AND DEPRECIATION..........             (80.2%)         (41.9)%
     Restructuring expenses......................               --              27.2%
     Non-cash stock compensation expense.........               --               1.3%
     Depreciation and amortization...............               6.9%            13.0%
                                                               -----            -----
                                                                6.9%             41.5%
                                                               -----            -----
LOSS FROM OPERATIONS.............................             (87.1%)          (83.3%)
                                                               =====            =====

Nine Months Ended September 30, 2001 and 2000

Revenue for the first nine months of 2001 decreased 18% from 2000 revenues, going from $22.8 million to $18.7 million. The decrease was a result of discontinued auto related sales, lower product sales and a decrease in eSolutions sales. Revenue in 2001 associated with the eSolutions segment decreased 13.9% from 2000, down to $18.3 million from $21.3 million. The decrease in eSolutions revenue was driven by the slowing eSolutions sales throughout the industry and increased sales cycles. Product distribution revenue decreased $439,000, or 52.7%, from $833,000 in 2000 to $394,000 in 2001. The decrease in revenues was due to Navidec's decision to discontinue products sales due to decreasing margins.

Gross profit decreased $2.6 million, or 22.8% from $11.3 million in 2000 to $8.7 million in 2001. As a percentage of revenue, gross profit decreased from 49.4% to 46.5%. The decrease in the gross margin was a result of the discontinued automotive segment and pressure on margins in eSolutions, which had a gross margin of 45.5% in 2001 down from 48.5% in 2000. The Company believes gross margins will remain stable for the remainder of 2001.

Product development costs decreased by $1.4 million, or 27.9%, from $5.1 million in 2000 to $3.7 million in 2001. As a percentage of revenue, product development costs decreased from 22.4% to 19.7% in 2001. The Company expects product development costs to decrease as a percentage of revenue over the remainder of fiscal 2001 as a result of the restructuring that was done in the first and second quarters of 2001.

General and administrative expenses increased $1.4 million or 27.6%, from $4.9 million in 2000 to $6.3 million in 2001. As a percentage of revenue, general and administrative expenses increased from 21.5% in 2000 to 33.5% in 2001. The increase was primarily due to fixed overhead that was allocated in 2000 to the Driveoff.com operations. With the adverse changes in market conditions, the Company has taken steps to decrease general and administrative expenses for the remainder of fiscal 2001.

Sales and marketing expenses increased $1.8 million from $4.8 million in 2000 to $6.6 million in 2001. As a percentage of revenue, sales and marketing expenses increased from 20.9% to 35.2% of revenue in 2000 and 2001, respectively. The increased spending was primarily due to allocation of marketing programs in 2000 to DriveOff.com. The Company has taken steps to reduce sales and marketing expenses in total and as a percentage of sales in subsequent quarters as a result of its restructuring.

Expenses related to Driveoff.com were eliminated with the sale of Driveoff.com to CarPoint in September of 2000.

During the first nine months of 2001, Navidec recorded restructuring charges for employee terminations and lease exit costs of approximately $5.1 million. These restructuring charges were taken to align Navidec's cost structure with changing market conditions and to create a more flexible and efficient organization. The plan resulted in a headcount reduction of approximately 170 employees, which was comprised 60% of non-billable staff and 40% of billable staff.

$3.3 million was paid to the terminated employees during the nine months ended September 30, 2001. The remaining $1.8 million of restructuring charges consist primarily of exit costs associated with the Company's termination of its lease for office space, which is no longer needed due to the reduced headcount. Included in the $1.8 million is $1.2 million related to abandoned leasehold improvements.

Other income (expense) for 2001 decreased to $(44.7 million), down by $100.9 million from 2000 income of $56.1 million. The reason for the large change in other income is the result of the gain on sale of DriveOff.com in 2000 as compared to the write down of CarPoint shares in 2001.

During the first nine months of 2001, the Company reduced the carrying value of its investment in CarPoint, Inc. to net realizable value and sold 12.3 million shares of its 13.3 million shares held. Navidec recorded an other than temporary loss on its investment in CarPoint, Inc. of $44.9 million. The fair value of the remaining 1.05 million shares held by Navidec is $588,000. The Company settled certain obligations in connection with the sale of the shares in CarPoint.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through September 30, 2001, we funded our operations primarily from the following sources:

- equity proceeds through public offerings and private placements of our securities;

-        revenue generated from operations;

-        sale of assets;

-        loans from principal shareholders and employees;

-        loans and lines of credit; and

-        accounts receivable factoring arrangements made available by banks.

Cash used in our operating activities totaled $10.2 million for the nine months ended September 30, 2001 compared with $23.9 million for the nine months ended September 30, 2000. The decrease in cash used for operating purposes was due primarily to the decrease in the loss after non-cash charges of $11.0 million in 2001 versus $17.8 million in 2000.

Cash provided by investing activities totaled $10.6 million for the nine months ended September 30, 2001 compared with cash used of $7.0 million for the nine months ended September 30, 2000. Cash generated in 2001 was principally from the sale of the Company's investment in CarPoint ($6.9 million), its debt securities ($3.0 million) and from the collection of notes payable from Westar Financial ($2.2 million), which was funded in 2000. Capital expenditures were reduced from $5.3 million in 2000 to $1.3 million in 2001. The Company has no significant commitments for capital expenditures for the remainder of 2001.

Cash used in financing activities was $1.2 million during the nine months ended September 30, 2001. Cash provided by financing activities was $159,000 during the nine months ended September 30, 2000. The decrease in cash provided is the result of the pay down of lease obligations and other notes payable during 2001.

We believe that our available cash resources and the ability to liquidate other current and long term assets will be sufficient to meet our anticipated working capital, capital expenditures, capital investments and debt service requirements for at least the next 12 months. If, however, we are unable to convert our current and or long term assets into cash, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. Failure to raise necessary capital could restrict our growth, limit our development of new products and services or hinder our ability to compete.

In November of 2001, the Company received a commitment letter for a $1 million term note bearing interest at the 36 month treasury yield plus 550 basis points (currently 8.9%) per annum, with a minimum of 8.4%, payable over 36 months. In addition, the Company has also received a commitment letter for a $3.5 million revolving line of credit with payments of interest monthly (Prime plus 1.5%) and principal plus interest due upon maturity in November 2002. Advances under the line of credit will be limited to the lesser of (a) $3.5 million or (b) a 75% advance rate against eligible accounts receivable, as defined. Both the term note and the revolver are collateralized by the Company's assets and subject to financial covenants, as defined, including a quick ratio, a minimum debt service coverage ratio, and minimum tangible net worth.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks arising from changes in interest rates and prices of its equity investment in CarPoint common stock.

As of September 30, 2001, the Company had $713,000 in capital lease obligations outstanding at a various interest rates ranging from 9.7% to 21.8% per annum. The leases terminate at various dates with the final payment due in 2004. Any new debt obtained to refinance these obligations would be exposed to changes in interest rates. A hypothetical 100 basis point increase in the fixed-rates on this debt would have increased the net loss by $5,000 for the nine months ended September 30, 2001.

The Company holds 1,050,000 shares of CarPoint common stock. The estimated fair value of the CarPoint shares was $588,000 or $.56 per share at September 30, 2001.

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

                                  NAVIDEC, INC.



By  /S/ RALPH ARMIJO
---------------------
Ralph Armijo
President and CEO

Date:  November 14, 2001


By  /S/ PAT MAWHINNEY
---------------------
Pat Mawhinney
Chief Financial Officer

Date: November 14, 2001