Form 10-K
period 2001-12-31
NAVIDEC INC
filed 2002-04-15
CIK 1023734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 2001.


                          Commission File No.: 0-29098


                                  NAVIDEC, INC.
          (Exact name of registrant issuer as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant as of March 31, 2002 was approximately $4,230,000 based on the closing price of the registrant's common stock as reported by the NASDAQ National Market at that date. As of March 31, 2002, 11,640,000 shares of the registrant's common stock were outstanding.

                                  NAVIDEC, INC.

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 2001

                                      INDEX


Part I

Item 1   Business.........................................................................................  3
Item 2   Properties.......................................................................................  6
Item 3   Legal Proceedings................................................................................  6
Item 4   Submission of Matters to a Vote of Security Holders..............................................  6

Part II

Item 5   Market For Registrant's Common Stock and Related Stockholder Matters............................   7
Item 6   Selected Financial Data.........................................................................   7
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations...........   8
Item 7a  Quantitative and Qualitative Disclosures about Market Risk......................................  14
Item 8   Financial Statements and Supplementary Data..................................................... F-1
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...........  15

Part III

Item 10  Directors and Executive Officers of the Registrant..............................................  15
Item 11  Executive Compensation..........................................................................  16
Item 12  Security Ownership of Certain Beneficial Owners and Management..................................  19
Item 13  Certain Relationships and Related Transactions..................................................  20

Part IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................  21
         Exhibits........................................................................................ 3.1

PART I

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2001, the end of the registrant's last fiscal year. Information in this Form 10-K contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Forward-Looking Statements" in
Item 7 of this Form 10-K.

ITEM 1. BUSINESS

GENERAL

ACI Systems, Inc., the predecessor to Navidec, Inc., ("Navidec" or the "Company") was incorporated under the laws of the State of Colorado in 1993. Navidec combines best practices developed as an e-business expert with best of breed software products to create a unique approach to enterprise integration. Navidec draws upon thousands of hours of experience to provide packaged solutions with defined expectations and results. This approach results in software and integration solutions that lower the cost, delivery time and risk associated with a client's application integration initiatives.

Navidec helps clients by:

     -      leveraging current corporate assets and technology investments;

     - combining and consolidating diverse content, applications and services;

     -      securing and personalizing business applications and information.

The core philosophy of Navidec is to develop long-term partnerships by dedicating teams of experienced personnel to a client's solutions to ensure longevity of the relationship and a consistent vision for their solution. The result, is rapid deployment of efficient, cost effective e-business solutions, which position our customers for industry leadership.

SALE OF NAVIDEC'S INTEREST IN DRIVEOFF.COM, INC.

On August 2, 2000, Navidec entered into an agreement related to the acquisition of its subsidiary, DriveOff.com, Inc. ("DriveOff.com"), by CarPoint.com, LLC. Upon completion of the transaction on September 30, 2000, Navidec became an 8.38% shareholder of CarPoint, Inc. Microsoft Corporation, Ford Motor Company and WFC Holdings Corporation are also shareholders of CarPoint, Inc. Navidec sold 12,258,300 shares of CarPoint, Inc. for net proceeds of $6.9 million. As of December 31, 2001 Navidec held 1,050,000 shares in CarPoint, Inc.

FINANCIAL INFORMATION ABOUT SEGMENTS

Information relating to Navidec's business segments is set forth in Note 10 to the Financial Statements, and notes thereto, beginning on page F-19.

NAVIDEC'S STRATEGY

Navidec's strategy for sustainable growth and market leadership is to continue providing customer-driven solutions and services for businesses engaging in web-based operations. Navidec expects to achieve market leadership through its
(i) commitment to customer demands, (ii) expertise in best-of-breed technologies, and (iii) efficient operations.

Navidec believes that the integration of a company's legacy systems with new and existing Internet initiatives, combined with the inability of most internal information technology departments to develop, implement and manage their Internet environments, creates significant opportunity for e-solutions providers. Specifically, Navidec believes that there is demand for e-solutions providers like Navidec who have the expertise and experience to effectively operate in a dynamic market that is technically complex and has significant time-to-market constraints.

Navidec's goal is to become the leading provider of innovative e-business solutions and services. To achieve this objective, Navidec is pursuing the following strategies:

Expand Reusable Products: Navidec believes that in order to succeed it has to expand its offering of reusable products and solutions. It is currently focusing on products around directory and security, portal implementation and business process integration. Navidec believes that it should have its first generation of each product available during the first half of 2002.

Expand the Depth of Client Relationships: Navidec is leveraging its reputation, industry expertise and technical skills to expand the scope of its current customer relationships and with the goal of becoming its customers' primary e-solutions consultant. This will enable our customers to move more rapidly through the e-business integration process, and results in more complex solutions with multiple related project engagements.

Continue to Develop Technical Capabilities: Navidec has significant e-solutions capabilities that it uses to deliver comprehensive e-business solutions and services. Navidec will continue to expand its technical capabilities and strategic partner relationships to enable it to deliver time-critical and mission-critical solutions and to meet the changing needs of its customers. It will also continue to develop software applications that can be reused in order to deliver solutions rapidly, reliably and cost-effectively.

Continue to Attract and Retain Experienced Professionals: Navidec's survival is due in large part to its ability to attract and retain experienced professionals. It has done this by recruiting professionals from major consulting firms, creative design and information technology services firms, as well as from other e-solutions providers. Navidec's corporate culture is aimed at maintaining a team-driven and results-oriented environment that is attractive to energetic, talented professionals and that fosters innovation and creativity.

Increase Professional Services Consulting: Expected to generate a growing percentage of Navidec's revenues going forward, professional services consulting relates to implementation, integration and consulting on a limited portion of a client's e-business needs. Often done in conjunction with our partners, these services are oriented around helping clients address specific issues. Navidec continues to develop expertise in our partner companies' products, resulting in them recommending us for their customers' installation and integration efforts and to customize front and back end functionality. These short-term arrangements can often be expanded to include building and managing Internet and e-commerce solutions for these customers.

NAVIDEC'S SERVICES

Our Enterprise Integration Solutions include:

     - ENTERPRISE DIRECTORY - a service that cuts administration costs by aggregating disparate user information into a single repository/data source;

     - WEB-BASED SECURITY - a service that reduces costs and operating inefficiencies and strengthen essential business relationships by providing a secure, personalized single point of access for all users;

     - PORTAL - a service that decreases operational expense, increases revenue and strengthen your business relationships by aggregating information and applications for customers, partners and employees;

     - BUSINESS PROCESSES INTEGRATION ("BPI") - a service that designs and continually optimizes complex business processes that include enterprise applications and systems.

Our Enterprise Services Include:

            - CONSULTING - architectural review, GAP analysis, technology evaluations;

            - DEVELOPMENT - creating scalable, secure infrastructures and custom solutions;

            - INTEGRATION - business process integration with existing back-office systems;

            - CONVERSION - transforming existing products into Internet products and services;

            -  DEPLOYMENT - training and collaborative development.

STRATEGIC BUSINESS PARTNERSHIPS

Important in the ongoing success of Navidec is the continued development and expansion of our strategic partner relationships. Not only do these relationships drive sales, they ensure that Navidec remains informed of the latest technological advances. Associating itself with the premier products within certain platforms, Navidec ensure that it provides its clients with leading edge solutions.

Navidec is one of only eighteen (18) Authorized Java Development Centers in the United States. Combining our Java expertise with our application server, database and mail messaging expertise, we provide our customers with high quality end-to-end solutions. These solutions utilize J2EE, HTML, XML, Perl and other proven technologies. We apply these solutions to our own products, to our corporate customer base and to other e-businesses that have ideas and concepts requiring technological expertise.

We continually evaluate and enhance our partnerships with leading product companies such as Sun Microsystems, Inc., IBM, BEA Systems, Inc., iPlanet, and Netegrity, Inc. We focus on partnering with premier players within their market sectors. These relationships allow us the opportunity to commit extensive training resources to maintain and grow product competency and expertise.

Because of our strategic relationships and the large number of additional third-party technologies that are available to us, we are not dependent upon any single technology to provide our services. We are in a position to choose from multiple suppliers to incorporate the most appropriate technologies and products for each client solution. Because third-party providers typically license their software directly to our customers, we are not at risk of losing individual licenses that are necessary for our services.

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

SALES AND MARKETING

Navidec's sales efforts target clients seeking to leverage the Internet's potential to drive sales, reduce costs or improve customer or supplier relations. These companies are looking to supplement their current business plan by moving up the e-business integration curve. At December 31, 2001, a direct sales force, consisting of fourteen (14) individuals, was primarily responsible for identifying prospects, engaging potential users of our solutions and services and maintaining and growing those client relationships. Over the next twelve (12) months, as our development capacity grows and our consulting and application service provider services expand, our direct sales force is expected to expand proportionately.

Navidec participates in marketing efforts in support of the sales organization. The goal of the marketing program is to create and sustain brand identification, preference and loyalty and to identify and initiate sales opportunities. Marketing is responsible for communications, advertising, public relations, trade show participation, joint marketing with our partners and our web site content. Marketing efforts are expected to expand proportionately with sales.

COMPETITION

The e-solutions business is a competitive environment populated by a large number of regional and national firms providing services similar to those provided by to Navidec. Our competition approaches the business of e-solutions from a variety of disciplines ranging from the technical expertise of the consulting divisions of the "Big Five" accounting firms to the image and creative expertise of major advertising agencies. Other potential competitors could include browser software vendors, personal computer and Unix software vendors and Internet service providers. Additional competition results from numerous client/server companies, database companies, multimedia companies, document management companies, networking software companies, network management companies and educational software companies. Some of our competitors have longer operating histories, greater name recognition, larger customer bases or significantly greater financial, technical and marketing resources. Competitive factors in the e-solutions business include core technology, breadth of services offered, creative and artistic ability, marketing and distribution resources, customer service and support and price.

EMPLOYEES

As of December 31, 2001, we had a total of forty-nine (49) employees, of which twenty-three (23) were billable, sixteen (16) were in sales and marketing, five
(5) were in operations, and five(5) in management and administration. None of our employees are represented by a labor union. Recognizing that our employees are the key to our continued success, Navidec strives to provide each employee with an environment for professional growth and development.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

All of Navidec's revenues are derived from customers within the United States. All of Navidec's assets are located in the United States.

ITEM 2. PROPERTIES

Navidec's operations are principally located at Fiddler's Green Center, 6399 Fiddler's Green Circle, Greenwood Village, Colorado, in a 35,000 square foot facility. All of Navidec's segments utilize this facility. The lease for this facility expires in December 2004 and has a current monthly lease rate of $45,000 per month through 2002, $70,000 per month in 2003 and $90,000 in 2004.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, Navidec is subject to, and may become a party to, other litigation. Management believes there are no other matters currently in litigation that could have a material impact on Navidec's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 14, 2001, the shareholders of Navidec voted at the Annual Meeting of Shareholders to elect Navidec's Board of Directors. The directors elected at the meeting were J. Ralph Armijo, Patrick R. Mawhinney, Andrew S. Davis, Lloyd G. Chavez, Jr. and Gerald A. Marroney. The vote was as follows:

                                          For               Withhold
Ralph Armijo                           8,940,006              97,746
Andrew Davis                           7,572,036           1,465,716
Patrick Mawhinney                      8,810,962             226,790
Lloyd G. Chavez, Jr                    8,940,006              97,746
Gerald A. Marroney                     8,940,006              97,746


PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Navidec's common stock commenced trading on the Nasdaq SmallCap Market under the symbol "NVDC" on February 11, 1997. On October 22, 1999, it commenced trading on the Nasdaq National Market under the symbol "NVDC." The following table sets forth, for the periods indicated, the high and low quarterly sales price for a share of Navidec common stock as reported on the Nasdaq National Market:

                             Common Stock
Quarter Ended                                          High            Low
-----------------------------------------------------------------------------
March 31, 2000                                        $21.500        $12.375
June 30, 2000                                         $14.063        $ 5.657
September 30, 2000                                    $ 9.375        $ 6.625
December 31, 2000                                     $ 7.031        $ 2.375

March 31, 2001                                        $ 4.064        $ 1.875
June 30, 2001                                         $ 2.710        $ 0.950
September 30, 2001                                    $ 1.450        $ 0.391
December 31, 2001                                     $ 0.620        $ 0.370

As of March 15, 2002, Navidec had 127 shareholders of record.

Navidec has never declared a cash dividend on its common stock. Navidec currently intends to retain funds from earnings, if any, for future growth and therefore does not intend to pay any cash dividends in the foreseeable future on its Common Stock. Navidec is not currently a party to any agreement restricting the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Navidec's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                            Year Ended, December 31,
                                                1997        1998        1999        2000        2001
                                            --------    --------    --------    --------    --------
Statement of Operations Data
(In thousands, except per share amounts):

   Revenues                                 $  6,008    $  8,555    $ 18,966    $ 33,078    $ 22,587
   Loss from operations                       (3,883)     (3,549)     (9,048)    (27,020)    (18,920)
     Net income (loss)                        (4,107)     (3,933)     (8,161)     16,354     (55,396)
   Net loss per share:
     Basic                                  $  (1.47)   $  (1.10)   $  (1.08)   $   1.47    $  (4.76)
     Diluted                                $  (1.47)   $  (1.10)   $  (1.08)   $   1.37    $  (4.76)
   Weighted average shares--
     Basic                                     2,800       3,578       7,574      11,159      11,640
     Diluted                                   2,800       3,578       7,574      11,950      11,640

                                                                  December 31,
                                              1997        1998        1999        2000        2001
                                            --------    --------    --------    --------    --------
Balance Sheet Data (in thousands):
   Cash & cash equivalents                  $    369    $    711    $ 35,860    $  3,475    $  2,465
   Investment in debt securities                   -           -       9,855       2,990           -
   Restricted cash                               280           -           -           -       1,200
   Working capital                               678         293      46,264      17,328       1,841
   Total assets                                3,099       5,265      65,028      89,177      10,612
   Long-term debt including
     current portion                             310         989         779       2,270       1,770
   Convertible debt                                -           -      19,876           -           -
   Total stockholders' equity                  1,550       1,799      39,095      60,567       4,967


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results from operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item eight of this Annual Report on Form 10-K, beginning on page F-8. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

         -Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions. We follow very specific and detailed guidelines in measuring revenue, however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. During 2001, approximately 60% of our revenue was generated from fixed-price, fixed completion date work. Revenue for this work is recognized on a percentage-of-completion basis using the ratio of direct costs incurred to the estimated total direct costs of the engagement. Estimates of the total direct costs of the engagement require judgments about the time needed to complete the project and the level of personnel involved. Management regularly reviews its estimates and underlying assumptions for contracts in progress. The remaining 40% of revenue during 2001 was from time and materials contracts for which revenue is recognized as the work is completed. Revenue recognition for time and materials contracts is not significantly impacted by judgments and estimates.

         -Reserves for Bad Debt and Revenue Contingencies. Our policy on reserves for bad debt and revenue contingencies determines the timing and recognition of expenses and revenue recognition.

         We follow guidelines that reserve based off of historical and account specific trends, however, certain judgments affect the application of our bad debt and revenue reserve contingencies. Repayment is difficult to predict, and any shortfall or delay in recognizing payment could cause operating results to vary significantly from quarter to quarter and could result in future operating losses. Our receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected. This estimate requires consideration of general economic conditions, overall historical trends related to the Company's collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due. Management routinely assesses and revises its estimate of the allowance for doubtful accounts.

OVERVIEW

Navidec provides quality integrated e-business solutions and services that transform traditional business into e-business. Navidec's suite of proven solutions enable an enterprise to centralize and consolidate their content and applications onto the Internet to improve user experience, collaboration and system administration to ensure lower operating costs and improved revenue opportunities. This is done through the integration and extension of best-of-breed portal, directory, security and integration software developed by the leading internet software vendors.

Our teams of experts deliver not only extensive Internet development and system integration experience, but also comprehensive domain knowledge within the sectors of financial services, energy, telecommunications, utilities and technology.

The core philosophy of Navidec is to develop long-term partnerships by dedicating teams of experienced personnel to a client's solutions to ensure longevity of the relationship and a consistent vision for their solution. The result, rapid deployment of efficient, cost effective e-business solutions, which position our customers for industry leadership.

Initially formed in July 1993 as a value-added reseller of computer products under the name of ACI Systems, Inc., we were renamed Navidec, Inc., in July 1996, after our merger with Interactive Planet, Inc., a designer and developer of Internet web sites. In July 1997, TouchSource, Inc., a designer and developer of interactive kiosks was acquired. This acquisition significantly enhanced Navidec's business model by combining expertise in traditional marketing and distribution with Internet/Intranet technology. In December 1998, CarWizard.com and LeaseSource.com were acquired, two prominent online automotive sites, in order to expand Navidec's on-line automotive presence.

During 2001, Navidec generated revenues from two divisions: eSolutions and product distribution. Approximately 60% of the eSolutions revenue was generated from fixed-price, fixed completion date contracts. In developing these contracts, consideration is given to the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. The goal is to make most eSolutions work deliverable within a ninety
(90) to one hundred twenty (120)-day time frame. Revenue for this work is recognized on percentage-of-completion accounting basis using the ratio of direct costs incurred as compared to the estimated total direct costs of the engagement. The remaining 40% of revenue is from work done on a time and materials basis. Revenue for this work is recognized as it is completed. Navidec is focused on expanding its eSolutions services offerings and to incorporating applications management and hosting services, which have the potential to generate recurring revenues.

Navidec's product distribution business generated revenue through the resale of third party software and hardware components, graphical printers and supplies. Since product distribution is not related to our core strategy, we discontinued these sales efforts in 2001. All of the assets associated with the product distribution segment were sold or written off in 2001.

Navidec's operating expenses consist of product development, general and administrative, sales and marketing and depreciation, amortization and impairment of goodwill. Additional operating expenses were incurred in 2001, such as non-cash stock expense, restructuring charges and losses on impairment of assets. Product development includes salaries and out-of-pocket expenses incurred in developing new technologies for our own use or for future customer applications generally, as opposed to customer-specific development. General and administrative consists primarily of salary and benefit expenses for our non-billable employees. It also includes expenses associated with our office facility and equipment leases. Sales and marketing includes personnel costs, advertising costs, costs associated with participation in trade shows and direct marketing program and related travel expenses. Non-cash stock expense relates to employee stock options that were repriced in 2001, and warrants given to a third party vendor for marketing services provided during the year. Restructuring charges are related to expenses incurred in reducing employees to a level that corresponded to current demands for services, and expenses related with restructuring leases to meet the needs of the company. Loss on impairment of assets is the cost of bringing assets in line with current market value.


RESULTS OF OPERATIONS (a)

                                                                    Years ended December 31,
                                                            1998        1999        2000        2001
                                                          --------    --------    --------    --------
REVENUE:
     eSolutions                                           $  5,443    $ 13,745    $ 31,294    $ 22,127
     Product distribution                                    2,173       1,944       1,071         460
                                                          --------    --------    --------    --------
         Total revenue                                       7,616      15,689      32,365      22,587

COST OF REVENUE                                              5,627      10,081      17,185      13,147
                                                          --------    --------    --------    --------
     Gross margin                                            1,989       5,608      15,180       9,440

OPERATING EXPENSES:
     Product development                                       542       1,103       5,956       4,102
     General and administrative                              2,167       3,507       7,259       7,827
     Sales and marketing                                       256       1,758       7,384       7,059
     Depreciation/amortization & impairment of goodwill        422         806       3,268       3,016
     Non cash stock expense                                     --          --          --         600
     Restructuring charges                                      --          --          --       4,442
     Loss on restructured receivables                           --          --       4,016          --
     Loss on impairments of assets                              --          --          --       1,314
                                                          --------    --------    --------    --------
         Total operating expenses                            3,387       7,174      27,883      28,360
                                                          --------    --------    --------    --------
LOSS FROM OPERATIONS                                      $ (1,398)   $ (1,566)   $(12,703)   $(18,920)
                                                          ========    ========    ========    ========

(a) The results of operations for the years ended 1998, 1999 and 2000 exclude the results of DriveOff.com which was started in 1998 and sold in 2000. The results of operations excluding DriveOff.com are not meant to supplant the results of operations reported under generally accepted accounting principles and are reported solely for ease of comparison between periods. Summarized below are the results of DriveOff.com which are necessary to reconcile to the as reported GAAP numbers.

                                                            1998        1999        2000
                                                          --------    --------    --------
Revenues                                                  $    939    $  3,277    $    713
Cost of revenue                                                243         664         101
                                                          --------    --------    --------
     Gross margin                                              696       2,613         612

Operating Expense:
     Product development                                       870       1,899         312
     General and administrative                              1,312       1,805       8,695
     Sales and marketing                                       665       6,391       5,922
                                                          --------    --------    --------
         Total operating expense                             2,847      10,095      14,929
                                                          --------    --------    --------
LOSS FROM OPERATIONS                                      $ (2,151)   $ (7,482)   $(14,317)
                                                          ========    ========    ========


RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                                    Years ended December 31,
                                                              1998        1999        2000        2001
                                                          --------    --------    --------    --------
REVENUE:
     eSolutions                                               71.5%       87.6%       96.7%       98.0%
     Product distribution                                     28.5%       12.4%        3.3%        2.0%
                                                          --------    --------    --------    --------
         Total revenue                                       100.0%      100.0%      100.0%      100.0%

COST OF REVENUE                                               73.9%       64.3%       53.1%       58.2%
                                                          --------    --------    --------    --------
     Gross margin                                             26.1%       35.7%       46.9%       41.8%

OPERATING EXPENSES:
     Product development                                       7.1%        7.0%       18.4%       18.2%
     General and administrative                               28.5%       22.4%       22.4%       34.7%
     Sales and marketing                                       3.4%       11.2%       22.8%       31.3%
     Depreciation/amortization & impairment of goodwill        5.5%        5.1%       10.1%       13.4%
     Non-cash stock expense                                     --          --          --         2.7%
     Restructuring charges                                      --          --          --        19.7%
     Loss on restructured receivables                           --          --        12.4%         --


     Loss on impairments of assets                              --          --          --         5.8%
                                                          --------    --------    --------    --------
     Total operating expenses                                 44.5%       45.7%       86.1%      125.8%

LOSS FROM OPERATIONS                                         (18.4%)     (10.0%)     (39.2%)     (84.0%)
                                                          ========    ========    ========    ========


YEARS ENDED DECEMBER 31, 2001 AND 2000

Revenue for 2001 decreased $9.8 million, or 30.2%, from 2000 adjusted revenues of $32.4 million to $22.6 million in 2001. The decrease was primarily a result of lower market demand for IT services, a struggling economy and the reserve of $1.6 million for disputed contracts. Revenue in 2001 associated with eSolutions decreased $9.2 million, or 29.3%, from 2000, down to $22.1 million from $31.3 million. Product distribution revenue decreased $611,000, or 57.0%, from $1.1 million in 2000 to $460,000 in 2001. The decrease in revenues was due to Navidec's decision to discontinue its focus on products distribution during the second half of the year.

Gross margin decreased $5.7 million, or 37.8%, from adjusted gross margin of $15.2 million in 2000 to $9.4 million in 2001. As a percentage of revenue, gross profit decreased from 46.9% to 41.8%. The decrease in the gross margin was a result of product mix and decreasing margins in eSolutions. As a result of pricing pressures experienced during the year, eSolutions had a gross margin of 42.5% in 2001 down from 49.4% in 2000.

Product development costs decreased $1.9 million, or 31.1%, from adjusted expenses of $6.0 million in 2000 to $4.1 million in 2001. As a percentage of revenue, product development costs decreased from 18.4% in 2000 to 18.2% in 2001. The decrease in product development cost is the result of narrowed focus on the areas that Navidec is pursuing.

General and administrative expenses increased $568,000, or 7.8%, from adjusted general and administrative expenses of $7.3 million in 2000 to $7.8 million in 2001. As a percentage of revenue, general and administrative expenses increased from 22.4% in 2000 to 34.7% in 2001. The increased spending was primarily due to increased overhead expenses related to projected needs for increased personnel necessary to support planned expansion in revenues in 2001. Navidec is projecting general and administrative expenses to decrease in 2002, as a result of personnel changes and reduced overhead expenses.

Sales and marketing expenses decreased $325,000, or 4.4%, from $7.4 million in 2000 to $7.1 million in 2001. As a percentage of revenue, sales and marketing expenses increased from 22.8% to 31.3% of revenue in 2000 and 2001, respectively. The increased spending was primarily due to increased marketing activities and the opening of remote sales offices to support expected expanding revenue in 2000, many of which were guaranteed through 2001. Navidec is projecting sales and marketing expenses to be lower in 2002, as a result of market closures in 2001.

To align Navidec's cost structure with changing market conditions and to create a more efficient and flexible organization, Navidec reduced its headcount by approximately 200 employees during 2001 and recorded restructuring charges of $4.4 million for severance, benefits, and other contract exit costs.

Impairment charges of $1.3 million included for abandoned leasehold improvements related to efforts to reduce operating costs by renegotiating its lease to encompass less space and a $75,000 charge to write down other assets to their fair value.

During 2001, the Company cancelled approximately 1.3 million unexercised and outstanding stock options and granted 883,000 replacement options with a strike price of zero. Deferred compensation was recorded for the intrinsic value of the options and compensation expense of $566,000 was recorded as non cash stock expense as the deferred compensation was amortized. At December 31, 2001 $191,000 of deferred compensation remained, which will be amortized into non cash stock expense in future periods. The Company also issued 100,000 warrants to a vendor in Lieu of cash for advertising services, resulting in non cash stock expense of $34,000. The Company has aggregated these costs and presented non cash stock expense in the accompanying consolidated statements of operations. The allocation of non cash stock expense to the same functional classification as the employees' cash compensation is as follows:


                                            2001
                                            ----
                                       (In Thousands)
Cost of revenue                            $111
Sales and marketing                          99
General and administrative                  390
                                           ----
  Total non cash stock expense             $600
                                           ====

Depreciation and amortization decreased $252,000 or 7.7% from $3.3 million in 2000 to $3.0 million in 2001. Depreciation was down in part due to asset impairments during the year and due to more assets becoming fully depreciated.

Interest income decreased from $1,153,000 in 2000 to $223,000 in 2001. This decrease was the result of lower cash and investment balances in 2001.

Interest expense decreased from $907,000 in 2000 to $215,000 in 2001. Navidec paid off debt at the beginning of the year. The term note with Silicon Valley Bank was not taken out until the end of 2001.

During 2001 Navidec realized a loss of $44.9 million on the sale of the majority of its holding in CarPoint, Inc and the write down of the remaining balance to fair value. The remainder of the CarPoint stock was carried at $588,000 at December 31, 2001 and sold in March 2002.

During 2001, the Company sold BEA Systems, Inc. stock with an original cost of $673,000 for $881,000, resulting in a $208,000 gain included in other income.

Navidec's effective tax rate was 32.8% in 2000 versus a 12.5% benefit in 2001 because of our pretax income of $24.4 million in 2000 versus a pre-tax loss of $63.8 million in 2001. The effective tax rate differs from the statutory tax rate because of a valuation allowance of approximately $15.6 million recorded in 2001. The Company's deferred tax assets, including approximately $35 million in net operating loss carryforwards are fully reserved because their realization is not certain.

In May 2001, we came to an agreement with an unsecured creditor to settle a note payable with a carrying amount of $793,000 for $250,000 and monthly payments through December 2001 of $13,333. The settlement resulted in an extraordinary gain of $450,000.

As a result of the items discussed above, we recorded a net loss of $55.4 million in 2001 versus net income of $16.4 million in 2000. Our basic and diluted loss per share was $4.76 in 2001 versus basic and diluted earnings per share of $1.47 and $1.37, respectively in 2000.

YEARS ENDED DECEMBER 31, 2000 AND 1999

Adjusted revenue for 2000 increased $16.7 million, or 106.3%, over 1999 revenues, from $15.7 million to $32.4 million. The increase was primarily a result of increased sales by eSolutions. Revenue in 2000 associated with the eSolutions increased $17.6 million, or 127.7%, over 1999, up to $31.3 million from $13.7 million. The increase in eSolutions revenue was driven by Navidec's decision to focus the majority of its assets on this business segment. Product distribution revenue decreased $873,000, or 44.9%, from $1.9 million in 1999 to $1.1 million in 2000. The decrease in revenues was due to Navidec's decision to focus on fewer but more profitable products within the lines that it carries.

Adjusted gross margin increased $9.6 million, or 170.7%, from $5.6 million in 1999 to $15.2 million in 2000. As a percentage of revenue, gross profit increased from 35.7% to 46.9%. The increase in the gross margin was a result of product mix and improved margins in eSolutions, which had a gross margin of 49.4% in 2000 up from 37.1% in 1999.

Adjusted product development costs increased $4.9 million, or 440.0%, from $1.1 million in 1999 to $6.0 million in 2000. As a percentage of revenue, product development costs increased from 7.0% to 18.4% in 2000. This was the result of increased work being done on Navidec's e-commerce framework and the implementation of new intranets and financial tracing systems.

Adjusted general and administrative expenses increased $3.8 million, or 107%, from $3.5 million in 1999 to $7.3 million in 2000. As a percentage of revenue, general and administrative expenses remained constant at 22.4% in 1999 and in 2000. The increased spending was primarily due to increased personnel and overhead expenses related to the increased personnel necessary to support expanding revenues in 2000.

Adjusted sales and marketing expenses increased $5.6 million, or 320%, from $1.8 million in 1999 to $7.4 million in 2000. As a percentage of revenue, sales and marketing expenses increased from 11.2% to 22.8% of revenue in 1999 and 2000 respectively. The increased spending was primarily due to increased marketing activities and the opening of remote sales offices to support expanding revenue in 2000.

Depreciation and amortization expense was $3.3 million in 2000 up from $806,000 in 1999, primarily due to significant capital expenditures made in 2000.

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

Prior to the sale DriveOff.com, we had recognized revenues of $713,000 in 2000 versus $3.3 million in 1999. The decrease was due to a partial year of operations in 2000. Gross profit of $612,000 in 2000 and $2.6 million 1999 represented 85.5% and 79.7% of revenues, respectively. Operating expenses increased from $10.1 million for the full year in 1999 to $14.9 million for part of 2000. The increase in operating expenses result from an increase in general and administrative expenses of $6.9 million ($1.8 million in 1999 to $8.7 million in 2000) due to the onset of commercial operations for DriveOff.com in 2000. The increase was partially offset by a decrease in sales and marketing costs of $469,000 ($6.4 million in 1999 to $5.9 million in 2000) because of the partial year of operation in 2000 versus a full-year in 1999. Product development costs related to DriveOff.com decreased from $1.9 million in 1999 to $312,000 in 2000 because of the completion of the technical infrastructure. As a result, our loss from operations related to DriveOff.com prior to its sale increased from $7.5 million in 1999 to $14.3 million in 2000.

During 2000, we also recognized a loss of $6 million related to JourneyLink. We wrote-off our $2 million investment in JourneyLink because we believed it was impaired. We also accepted additional equity for our $4 million in trade receivables in JourneyLink, which we similarly believed, was impaired. The $4 million loss on trade receivables was included in our operating expenses and the $2 million loss on our investment was included in impairments of investments in the accompanying consolidated statements of operations.

We have also agreed with our partner Avis Europe to cease operations in our European venture in 2001. We have written-off our investment in this venture of approximately $3 million in 2000.

Navidec's interest income increased from approximately $.9 million in 1999 to $1.2 million in 2000 due primarily to higher investment balances.

Interest expense increased from $685,000 in 1999 to $907,000 in 2000, primarily due to higher outstanding debt balances.

Navidec's effective tax rate was 32.8% in 2000 versus 0% in 1999 because of our pretax income of $24.4 million in 2000 versus a loss in 1999. Our effective tax rate was increased because of a higher effective tax rate upon the sale of DriveOff.com principally because of the $5.2 million incentive paid to Wells Fargo which will not be deductible. This was offset in part by our ability to utilize $12 million in net operating losses in the future against which we had previously provided a valuation allowance.

As a result of the items discussed above, we recorded net income of $16.4 million in 2000 versus a net loss of $8.2 million in 1999. Our basic and diluted earnings per share was $1.47 and $1.37, respectively in 2000, versus a basic and diluted loss per share of $1.08 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through December 31, 2001, we funded our operations primarily from the following sources:

- equity proceeds through public offerings and private placements of our securities;

- revenue generated from operations;

- loans from principal shareholders and employees;

- loans and lines of credit; and

- accounts receivable factoring arrangements made available by banks.

Cash, flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.

As of December 31, 2001, we had cash and cash equivalents of $2.5 million, restricted cash of $1.2 million and working capital of $1.8 million. This compares with cash and cash equivalents of $3.5 million, short-term investments in debt securities of $3.0 million and working capital of $17.3 million as of December 31, 2000.

Cash used in our operating activities totaled $11.0 million for the year ended December 31, 2001 compared with $27.5 million for the year ended December 31, 2000. This was due to a decrease in net loss before non-cash adjustments of $7.4 million between periods ($19.0 million in 2000 to $11.7 million in 2001) and cash provided by a decrease in net operating assets of $694 in 2001 versus a use of $8.5 million in 2000. The decrease in net operating assets in 2001 principally result from a $3.2 million reduction in receivables in 2001 due to the decline in revenues versus a $8.8 million increase in receivables in 2000. The decline in receivables was partially offset in 2001 by a reduction in accrued liabilities of $2.1 million.

Cash provided by investing activities totaled $10.7 million for the year ended December 31, 2001 compared with cash used of $3.7 million for the year ended December 31, 2000.

Cash used in our investing activities during 2000 consisted primarily of expenditures for property and equipment and investments in incubated companies, the purchase of marketable securities and investments in notes payable. Cash provided by our investing activities in 2001 consisted primarily of sales of investments and repayments of notes receivable which generated cash of $12.8 million. These cash proceeds are non-recurring.

Cash used in financing activities was $0.7 million during the year ended December 31, 2001. Cash used in financing activities was $1.1 million during the year ended December 31, 2000. Cash used in 2001 includes a $1.0 million term note that Navidec took out during the fourth quarter of 2001 and the repayment of $1.7 million of notes payable and capital leases. Cash used in 2000 consisted primarily of repayment of capital leases, purchase of Navidec's stock and payment for offering and deferred financing costs.

At December 31, 2001, the Company had $1 million outstanding under its term credit facility. In April 2002 the Company amended its line of credit agreement with the Bank, and as a result, the availability under the Line was $600,000 as of April 3, 2002. Availability under the line of credit as amended in April 2002, is limited to the lesser of $1 million or 70% of net accounts receivable less than 90 days old, and further limited by the amount of the term loan outstanding that is in excess of cash collateral. The term loan is due monthly with principal and interest payments through December 2004. The Company is required to maintain certain financial covenants on a monthly basis. Those covenants include a minimum quick asset ratio of 1 to 1, increasing to 1.4 to 1 in September 2002, and a minimum tangible net worth of $3,650,000, plus 50% of quarterly income if any.

If Navidec substantially meets its operation plan, the Company will marginally maintain compliance with these covenants. If, however, the Company experiences a larger than anticipated decline in revenues, the Company may not be able to comply with these covenants. If the Company violates its covenants, it may be required to pay the balance of the term loan, and funds may not be available under the line of credit.

If Navidec is not able to maintain compliance with its debt covenants, the Company will seek to renegotiate or obtain alternative financing. The Company has implemented a plan of action in order to sustain operations and satisfy the financial covenants on its credit facilities. During 2001, the Company significantly reduced costs through headcount reductions. In March of 2002, the company sold its investment in CarPoint stock for cash. Furthermore, the Company continues to evaluate its contractual obligations and is seeking to renegotiate certain of these obligations in order to further reduce costs. The Company would consider further significant reductions in its operating activities if these funds are insufficient to sustain operations, or the financial covenants are in jeopardy of being violated in 2002. The Company believes that its cash and cash equivalents, working capital, amounts available under its line of credit, and the subsequent to year-end sale of its investment in CarPoint stock will sustain operations until the end of 2002. However, there can be no guarantee the Company will be successful in these efforts.

On a longer-term basis, the Company believes it will generate efficient cash flow from operations to fund its long-term plan. If, however, our capital requirements or cash flow vary from our current projections or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. Failure to raise necessary capital could restrict our growth, limit our development of new products and services or hinder our ability to compete.

Navidec is subject to various contractual obligations including long-term debt, capital leases, and operating leases. The table below summarizes these contractual obligations by year (in thousands):


                                                              Less than
                                                     Total      1 year    1-3 yrs.   Thereafter
                                                     -----    ---------   --------   ----------

  Long-term debt,
    including current portion                        $1,000    $  311     $  689       $   --
  Capital leases                                        851       670        181           --
  Operating leases                                    2,610       690      1,920           --
                                                     ------    ------     ------       ------
    Total contractual cash obligations               $4,461    $1,671     $2,790       $   --
                                                     ======    ======     ======       ======

The Company's debt agreement requires the Company to maintain certain financial covenants. If the Company does not maintain these covenants, the lender may demand repayment thus accelerating the amounts due.

In addition to these obligations, the Company maintains a standby letter of credit for $1.2 million, collateralized by $1.2 million of certificates of deposit shown as restricted cash in the consolidated financial statements. This letter of credit must be maintained by the Company through the term of its office lease which expires in December 2004.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Navidec is exposed to the impact of interest rate changes and change in the market values of its investments. Based on our market risk sensitive instruments outstanding as of December 31, 2001, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - At December 31, 2001, Navidec's exposure to market rate risk for changes in interest rates relates primarily to its borrowings. Navidec has not used derivative financial instruments in its credit facilities. At December 31, 2001, the company had $1 million of debt outstanding at a floating interest rate of Prime + 1.50% with a floor of 8.4% (8.4% at December 31, 2001). The estimated fair value of our long-term debt approximates its carrying value because of the variable rates. The debt matures as follows: 2002 - $311,000; 2003 - $330,000; 2004 - $359,000. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

INVESTMENT RISK - Navidec has investments in equity instruments in information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method since ownership is less than twenty percent (20%) and Navidec does not assert significant influence.

The Company's marketable equity securities are recorded at fair value of approximately $17,000 at December 31, 2001 and are not significant to the Company's financial position or results of operations.

The Company owns 1.05 million shares of CarPoint, representing a minimal equity interest. The investment has a carrying amount, which approximates fair value, of $588,000 as of December 31, 2001. Subsequent to December 31, 2001, these shares were sold for cash to one of the primary shareholders.

Item 8.           FINANCIAL STATEMENTS.

                                  NAVIDEC, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                      Page


Report of Independent Public Accountants                               F-2

Consolidated Balance Sheets as of December 31, 2000 and 2001           F-3

Consolidated Statements of Operations for the Years Ended
         December 31, 1999, 2000 and 2001                              F-4

Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 1999, 2000 and 2001                        F-5

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1999, 2000 and 2001                              F-6

Notes to Consolidated Financial Statements                             F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Navidec, Inc.:

We have audited the accompanying consolidated balance sheets of NAVIDEC, INC. (a Colorado corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 2001. These consolidated financial statements are the responsibility of Navidec's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navidec, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company must maintain minimum financial ratios in order to comply with its debt covenants. As a result of the Company's outstanding debt and uncertainty about the Company's ability to maintain compliance with its debt covenants, substantial doubt exists about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP

Denver, Colorado,
     April 3, 2002.

                                  NAVIDEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  December 31,
 ASSETS                                                          2000        2001
                                                             --------    --------
   CURRENT ASSETS:
     Cash and cash equivalents                               $  3,475    $  2,465
     Investment in debt securities                              2,990          --
     Restricted cash                                               --       1,200
     Accounts receivable, net                                   4,908       2,475
     Costs and estimated earnings in excess of billings         1,545          --
     Inventory                                                    586          --
     Notes receivable, net                                      3,700          --
     Deferred taxes                                             6,395          --
     Prepaid expenses and other                                   565         352
                                                             --------    --------
       Total current assets                                    24,164       6,492

   PROPERTY, EQUIPMENT AND SOFTWARE, net                        6,379       3,497

   OTHER ASSETS:
     Investment in CarPoint                                    56,670         588
     Other investments                                          1,964          17
     Other assets                                                  --          18
                                                             --------    --------
   TOTAL ASSETS                                              $ 89,177    $ 10,612
                                                             ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Accounts payable                                        $  2,362    $  2,511
     Accrued liabilities                                        3,030       1,153
     Current borrowings                                         1,028         843
     Deferred revenue                                             416         144
                                                             --------    --------
       Total current liabilities                                6,836       4,651

   NON CURRENT LIABILITIES:
     Long-term borrowings                                       1,242         927
     Other                                                     20,532          67

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
     Common stock, no par value, 20,000 shares authorized,
     Voting 10,939 and 10,939 shares outstanding               53,775      54,532
     Non-voting stock 701 and 701 shares outstanding            5,817       5,817
     Warrants for common stock                                  1,141       1,175
     Accumulated other comprehensive income                       792         (12)
     Deferred compensation                                         --        (191)
     Retained earnings (deficit)                                 (958)    (56,354)
                                                             --------    --------
           Total stockholders' equity                          60,567       4,967
                                                             --------    --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 89,177    $ 10,612
                                                             ========    ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                Year Ended
                                                               December 31,
                                                        1999        2000        2001
                                                    --------    --------    --------

REVENUE                                             $ 18,966    $ 33,078    $ 22,587
COST OF REVENUE                                       10,745      17,286      13,147
                                                    --------    --------    --------
GROSS PROFIT                                           8,221      15,792       9,440

OPERATING EXPENSES:
   Product development                                 2,858       6,268       4,102
   General and administrative                          5,312      15,954       7,827
   Sales and marketing                                 8,149      13,306       7,059
   Restructuring charges                                  --          --       4,442
   Loss on impairment of assets                           --          --       1,314
   Loss on restructured receivable                        --       4,016          --
   Non cash stock expense                                 --          --         600
   Depreciation and amortization                         950       3,268       3,016
                                                    --------    --------    --------
     Total operating expenses                         17,269      42,812      28,360
                                                    --------    --------    --------
 Loss from operations                                 (9,048)    (27,020)    (18,920)

OTHER INCOME (EXPENSE):
   DriveOff.com debt conversion incentive payment         --      (5,195)         --
   Gain on sale of DriveOff.com                           --      43,302          --
   Impairment of investments                              --      (5,317)    (44,903)
   Gain on issuance of DriveOff.com equity                --      18,291          --
   Interest income                                       919       1,153         223
   Interest expense                                     (685)       (907)       (215)
   Realized gain on investment                           652          --         208
   Other (expense) income                                  1          47        (239)
                                                    --------    --------    --------
     Total other income, net                             887      51,374     (44,926)
                                                    --------    --------    --------

NET INCOME (LOSS) BEFORE TAXES
  AND EXTRAORDINARY GAIN                              (8,161)     24,354     (63,846)
PROVISION (BENEFIT) FOR TAXES                             --       8,000      (8,000)
                                                    --------    --------    --------
NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN           (8,161)     16,354     (55,846)
EXTRAORDINARY GAIN                                        --          --         450
                                                    --------    --------    --------
NET INCOME (LOSS)                                   $ (8,161)   $ 16,354    $(55,396)
                                                    ========    ========    ========

NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN:
  Per share basic                                   $  (1.08)   $   1.47    $  (4.80)
                                                    ========    ========    ========
  Per share diluted                                 $  (1.08)   $   1.37    $  (4.80)
                                                    ========    ========    ========

EXTRAORDINARY GAIN, per share basic                 $   0.00    $   0.00    $   0.04
                                                    ========    ========    ========
EXTRAORDINARY GAIN, per share diluted               $   0.00    $   0.00    $   0.04
                                                    ========    ========    ========

NET INCOME (LOSS):
  Per share basic                                   $  (1.08)   $   1.47    $  (4.76)
                                                    ========    ========    ========
  Per share diluted                                 $  (1.08)   $   1.37    $  (4.76)
                                                    ========    ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                               7,574      11,159      11,640
   Diluted                                             7,574      11,950      11,640

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                     Accumulated
                                                                           Warrants     Other           Compre-               Total
                                             Voting             Non-Voting      for   Compre-   Accum-  hensive              Stock-
                                          Common Stock         Common Stock  Common   hensive   ulated   Income  Deferred  holders'
                                        Shares     Amount    Shares   Amount  Stock    Income  Deficit   (Loss) Compensation Equity
------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998              4,709    $ 8,059       --   $   --  $ 2,891    $  --  $ (9,151)           $  --    $ 1,799

Issuance of common stock and
     warrants, net of issuance
     costs of $406                         380      3,394       --       --      780      --         --               --      4,174
Issuance of common stock in a
     public offering, net of
     offering costs of $2,555            2,625     21,726       --       --       --      --         --               --     21,726
Beneficial conversion feature
     on convertible debt                    --        285       --       --       --      --         --               --        285
Issuance of warrants                        --         --       --       --    1,356      --         --               --      1,356
Exercise of warrants                     2,820     20,251       --       --   (3,820)     --         --               --     16,431
Exercise of employee
     stock options                         321      1,195       --       --       --      --         --               --      1,195
Net loss                                    --         --       --       --       --      --     (8,161)  $(8,161)    --     (8,161)
Unrealized gain on investments,
     net of taxes of $0                     --         --       --       --       --     290         --       290     --        290
                                                                                                          -------
Comprehensive loss                                                                                        $(7,871)
                                                                                                          =======
                                      ----------------------------------------------------------------------------------------------
Balances, December 31, 1999             10,855     54,910       --       --    1,207     290    (17,312)              --     39,095

Conversion of unsecured
     promissory notes
     to common stock -                      --         --      701    5,817       --      --         --               --      5,817
Stock issuance costs                        --     (1,400)      --       --       --      --         --               --     (1,400)
Exercise of warrants                        24        176       --       --      (66)     --         --               --        110
Exercise of employee
     stock options                         187        571       --       --       --      --         --               --        571
Treasury stock                            (127)      (482)      --       --       --      --         --               --       (482)
Net income                                  --         --       --       --       --      --     16,354   $16,354     --     16,354
Unrealized gain on investments,
     net of taxes of $470                                                                502         --       502     --        502
                                                                                                          -------
Comprehensive income                                                                                      $16,856
                                                                                                          =======
                                      ----------------------------------------------------------------------------------------------
Balances, December 31, 2000             10,939     53,775      701    5,817    1,141     792       (958)              --     60,567

Issuance of repriced options                --        883       --       --       --      --         --             (883)        --
Amortization for accelerated
     vesting of options                     --         --       --       --       --      --         --              234        234
Cancellation of repriced options            --       (126)      --       --       --      --         --              126         --
Amortization of deferred compensation       --         --       --       --       --      --         --              332        332
Warrants issued                             --         --       --       --       34      --         --               --         34
Net loss                                    --         --       --       --       --      --    (55,396) $(55,396)    --    (55,396)
Unrealized loss on investments,
     net of taxes of $(470) and
     reclassification adjustment for
     realized gain of $208                  --         --       --       --       --    (804)        --      (804)    --       (804)
                                                                                                         --------
Comprehensive loss                                                                                       $(56,200)
                                                                                                         ========
                                      ----------------------------------------------------------------------------------------------
Balances, December 31, 2001             10,939    $54,532      701   $ 5,817 $ 1,175    $(12)  $(56,354)           $ (191)  $  4,967

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    Year Ended December 31,
                                                                  1999         2000         2001
                                                                --------     --------     --------
Cash flows from operating activities:

   Net income (loss)                                            $ (8,161)    $ 16,354     $(55,396)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation and amortization                               1,094        3,268        3,016
       Extraordinary gain                                             --           --         (450)
       Non cash interest expense                                     396          249           --
       Provision for bad debt expense                                182          155          796
       Write-off of notes receivable and accrued interest             --           --        1,661
       Provision (benefit) for deferred taxes                         --        8,000       (8,000)
       Gain on sale of DriveOff.com                                   --      (56,398)          --
       Stock received for services                                  (206)          --           --
       Gain on sale of investments                                  (652)          --         (208)
       Write down of investments                                      --        9,333       44,903
       Non-cash stock expense                                         --           --          600
       Loss on sale of assets                                         --           --           48
       Impairment charges                                             --           --        1,314

    Changes in operating assets and liabilities:
       Restricted cash                                                --           --       (1,200)
       Accounts receivable                                        (2,386)      (7,447)       1,576
       Costs and estimated earnings in excess of billings            (41)      (1,397)       1,545
       Inventory                                                    (505)         138          191
       Prepaid expenses and other assets                            (619)         470          515
       Accounts payable                                            1,586       (1,000)         149
       Bank overdrafts                                               149         (149)          --
       Accrued liabilities and other                                 129          900       (2,082)
                                                                --------     --------     --------
   Net cash used in operating activities                          (9,034)     (27,524)     (11,022)

Cash flows from investing activities:
     Purchase of property, equipment and software                 (3,548)      (4,304)      (1,014)
     Proceeds from sale of equipment                                  --           --          232
     Capitalized software development costs                       (2,979)          --           --
     Repayment of notes receivable                                    --           --        2,100
     Funding of notes receivable                                      --       (3,700)          --
     Proceeds from the sale of marketable debt securities             --        6,865        2,990
     Funding of notes receivable related parties                      --           --         (528)
     Settlement costs from CarPoint sale                              --           --         (815)
     Purchase of marketable debt securities                       (9,782)          --           --
     Additional purchase consideration                                --         (700)          --
     Sale (Purchase) of investments                               (2,441)      (1,880)       7,736
                                                                --------     --------     --------
   Net cash provided by (used in) investing activities           (18,750)      (3,719)      10,701
                                                                --------     --------     --------

Cash flows from financing activities:
     Payments on notes payable and capital lease obligations      (1,050)        (867)      (1,689)
     Proceeds from borrowing                                          --           --        1,000
     Proceeds from issuance of common stock and warrants          28,081           --           --
     Proceeds from issuance of convertible debt                   21,200           --           --
     Proceeds from exercise of stock options                       1,195          571           --
     Proceeds from exercise of warrants                           16,619          110           --
     Repurchase of common stock                                       --         (482)          --
     Payment for offering and deferred financing costs            (2,909)        (540)          --
     Proceeds from factoring of accounts receivable                  257           --           --
     Payments to factor                                             (460)          --           --
     Other                                                            --           66           --
                                                                --------     --------     --------
   Net cash provided by (used in) financing activities            62,933       (1,142)        (689)
                                                                --------     --------     --------

Net increase (decrease) in
   cash and cash equivalents                                      35,149      (32,385)      (1,010)

Cash and cash equivalents, beginning of year                         711       35,860        3,475
                                                                --------     --------     --------

Cash and cash equivalents, end of year                          $ 35,860     $  3,475     $  2,465
                                                                ========     ========     ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BUSINESS

Navidec, Inc., a Colorado corporation (the "Company"), was incorporated in 1993. Navidec provides integrated e-business solutions and services. Navidec's suite of solutions enable an enterprise to centralize and consolidate their content and applications onto the Internet to improve user experience, collaboration and system administration to ensure lower operating costs and improved revenue opportunities. This is done through the integration and extension of portal, directory, security and integration software developed by the leading Internet software vendors.

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

During 2001, Navidec borrowed $1 million on a term loan due in 36 monthly installments through December 2004. As part of this agreement, Navidec was required to maintain certain minimum financial covenants on a monthly basis. Since the inception of the agreement, Navidec was not in compliance with these covenants. In April 2002, the Company amended the term loan agreement to waive the past covenant violations and revise the required financial covenants. The amended covenants include a minimum quick asset ratio of 1 to 1, increasing to
1.4 to 1 in September 2002, and a minimum tangible net worth. The quick asset ratio is the ratio of cash deposited with the lender plus accounts receivable to current liabilities less deferred revenue. At December 31, 2001, the Company's quick asset ratio was .8 to 1. The minimum tangible net worth is $3,650,000, plus 50% of quarterly net income, if any. At December 31, 2001, the Company's tangible net worth was $4,967,000. The Company was in compliance with its covenants at March 31, 2002.

If Navidec substantially meets its operating plan, the Company will marginally maintain compliance with these covenants. However, Navidec's ability to meet this plan depends, in part, on its ability to obtain additional profitable customer contracts and its ability to control operating costs. If Navidec is not able to maintain compliance with its debt covenants, the Company will seek to renegotiate or obtain alternative financing. The Company has implemented a plan of action in order to sustain operations and satisfy the financial covenants on its credit facilities. During 2001, the Company significantly reduced costs through headcount reductions. In March of 2002, the company sold its investment in CarPoint stock for cash. Furthermore, the Company continues to evaluate its current contractual obligations for renegotiation in order to further reduce costs. The company would consider further significant reductions in its operating activities if these funds are insufficient to sustain operations, or the financial covenants are in jeopardy of being violated in 2002. The Company believes that its cash and cash equivalents, working capital, amounts available under its line of credit, and the subsequent to year-end sale of its investment in CarPoint stock will sustain operations until the end of 2002. However, there can be no guarantee the Company will be successful in these efforts.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As a result of the Company's outstanding debt and uncertainty about the Company's ability to maintain compliance with its debt covenants, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should Navidec be unable to continue as a going concern.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RESTRICTED CASH

In connection with renegotiating its office lease during 2001, the Company was required to invest $1.2 million in certificates of deposit. The lessor may request remittance of up to $600,000 at any time, while the remaining $600,000 must be invested through the term of the lease which expires in December, 2004. Accordingly, $1.2 million was recorded as restricted cash in the accompanying consolidated balance sheet at December 31, 2001.

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

Navidec performs ongoing evaluations of its customers' financial condition and generally does not require collateral, except for billings in advance of work performed. Allowances for uncollectible accounts receivable are determined based upon information available and historical experience. Accounts receivable are shown net of an allowance for doubtful accounts of $2,021,000 and $532,000 as of December 31, 2001 and 2000, respectively. In addition to its allowance for doubtful accounts Navidec fully reserved $1,661,000 for notes receivable and accrued interest from Westar Financial which declared bankruptcy in December of 2001.

INVESTMENT IN DEBT SECURITIES

In 2000, Navidec had investments in debt securities, consisting of short-term notes and commercial paper. The investments were recorded at their amortized cost, which approximates fair value due to their short-term nature. Debt securities were held to maturity, with maturities ranging from three to fourteen months from December 31, 2000.

INVESTMENTS

Investments in publicly traded equity securities over which Navidec does not exercise significant influence are recorded at market value. Investments in non-publicly traded equity securities or non-marketable equity securities are stated at the lower of cost or estimated realizable value. Investments in equity securities (excluding CarPoint-see Note 12) included the following for the year ended December 31, 2000 and 2001 (in thousands):


                                December 31, 2001

                                                Unrealized        Carrying
                                       Cost           Loss           Value
                                       ----           ----           -----

Marketable securities               $29,000        $12,000         $17,000
                                    =======        =======         =======

                                December 31, 2000

                                                 Unrealized        Carrying
                                        Cost           Gain           Value
                                        ----           ----           -----


Marketable securities             $  702,000    $ 1,262,000    $  1,964,000
                                  ==========     ==========      ==========

Navidec received common stock with a fair value of $702,000 in exchange for common shares with a carrying value of $50,000 during 1999.

In 2001 Navidec sold marketable securities with a basis of $673,000 for $881,000, realizing a gain of $208,000.

INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of products held for resale and use in on-line solutions. Navidec wrote down the remaining products inventory to net realizable value of $0 as of December 31, 2001. During 2001, Navidec exchanged its inventory of Java Bean applets for rights to updated versions of these products. The value of the inventory exchanged was $320,000.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are amortized on a straight-line basis over their estimated useful lives of five years. Amortization expense was $177,000 and $144,000 for 2000 and 1999, respectively. With the sale of DriveOff.com in 2000, the Company did not have any goodwill or amortization in 2001.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, trade receivables and payables approximated their fair value because of their short-term nature. Investments in debt securities are recorded at their amortized cost, which approximates fair value because of their short-term maturity. Investments in marketable equity securities are recorded at fair value based upon quoted market prices. Investments in non-marketable equity securities are based upon recent sales of similar securities by the investee and approximate their carrying value. The Company's borrowings approximate their carrying amounts based upon interest rates currently available to the Company.

REVENUE RECOGNITION

CONTRACT REVENUES

Revenues from fixed price and time and materials contracts are recognized on the percentage of completion method for individual contracts. Revenues for fixed price contracts are recognized once progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. Contract costs include all labor costs and those direct costs related to contract performance. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and revenues in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, revenue is recognized when the work is completed. Contract revenues are recorded net of reserves for revenue contingencies for such items as contract or change order disputes. Reserves for revenue contingencies were $1.6 million in 2001 and zero in 2000 and 1999.

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

ADVERTISING COSTS

Advertising costs are expensed when the advertisement is released and are included in sales and marketing expenses in the accompanying statements of operations. Advertising expense totaled $128,000, $5,078,000, and $1,643,000 in 2001, 2000 and 1999, respectively.

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

The Company accounts for warrants issued to non-employees using the fair value method. During 2001, warrants given to a third party vendor for marketing services provided were valued at $34,000 and are included in sales and marketing in the table below.

The Company has segregated these costs and presented non cash stock expense in the accompanying consolidated statements of operations. The allocation of non cash stock expense to the same functional classification as the employees' cash compensation is as follows:

                                       For the Twelve Months Ended
                                              December 31,
                                         1999     2000    2001
                                         ----     ----    ----
                                            (In Thousands)

          Cost of revenue                $ --     $ --    $111
          Sales and marketing              --       --      99
          General and administrative       --       --     390
                                         ----     ----    ----
             Total non cash stock
             expense                     $ --     $ --    $600
                                         ====     ====    ====

ACCRUALS

Accrued expenses include the following at December 31 (in thousands):

                                                   2000      2001
                                                   ----      ----

          Accrued compensation and commissions    $  622    $  400
          Fees payable on sale of DriveOff.com     1,458        --
          Accrued restructuring charges               --       753
          Other                                      950        --
                                                  ------    ------
                                                  $3,030    $1,153
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

Shares used in the computation of diluted earnings per share, using the treasury stock method, were as follows (in thousands):


                                                     December 31,
                                               1999      2000      2001

          Weighted average common shares      7,574    11,159    11,640
          Stock options                          --       734        --
          Warrants                               --        57        --
                                             ------    ------    ------
          Weighted average diluted shares     7,574    11,950    11,640
                                             ======    ======    ======

Potentially dilutive securities, which have been excluded from the determination of diluted earnings per share because their effect would be anti-dilutive, are as follows:

                                                  1999     2000     2001

          Navidec stock options                  1,550      770       95
          Convertible debt                         701       --       --
          Warrants                                 298      125      369
                                                 -----    -----    -----
          Total anti-dilutive shares excluded    2,549      895      464
                                                 =====    =====    =====

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes the following adjustments to net income
(loss) for the years presented (in thousands):

                                                             1999       2000        2001

          Gross unrealized gain (loss)                    $   290    $   972     $(1,066)
          Reclassification adjustment for gain on sale         --         --        (208)
          Income taxes                                         --       (470)        470
                                                          -------    -------     -------
                                                          $   290    $   502     $  (804)
                                                          =======    =======     =======

ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Costs incurred during the development of internal use software are capitalized, while the costs incurred during the preliminary project and post-implementation stages are expensed. The Company capitalized $0, $0, and $2,979,000 in 2001, 2000 and 1999, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

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

(3)  PROPERTY,  EQUIPMENT AND SOFTWARE

Property, equipment and software consists of the following (in thousands):

                                                                                December 31,
                                                          Useful Lives        2000        2001
                                                          ------------        ----        ----

Computers, software and equipment                          3 to 4 years     $ 5,045     $ 3,203
Software                                                        3 years       2,009       2,301
Furniture and office equipment                             4 to 5 years       1,385       2,450
Leasehold improvements                                       Lease term       1,346         933
                                                                            -------     -------


                                                                                     9,785     8,887
Less accumulated depreciation                                                       (3,406)   (5,390)
                                                                                    ------     ------
Net property, equipment and software                                                $6,379     $3,497
                                                                                    ======     ======

Depreciation expense was $3,016,000, $3,091,000 and $806,000 for 2001, 2000 and
1999, respectively.

(4) BORROWINGS

In 2001, Navidec entered into a term credit facility for $1.0 million and a $3.5 million revolving line of credit. The line of credit is limited to 70% of accounts receivable less than 90 days past due and is further reduced by 70% of the amount outstanding under the term credit facility. Both notes are secured by all assets of the Company and are governed by minimum adjusted quick ratio (1.4 to 1) and minimum tangible net worth ($6,750,000) covenants, as defined. In addition, the Company was to become subject to a quarterly minimum debt service coverage ratio (2 to 1) upon meeting this 2 to 1 coverage ratio for two consecutive quarters.

Borrowings consist of the following:


                                                                                     December 31,
                                                                                  2000          2001
                                                                                  ----          ----

          Term credit facility, due December 2004, with monthly payments
          beginning January 2002, at $33,000 per month interest at 8.4%     $       --    $1,000,000
          Unsecured notes payable                                              860,000            --
                                                                            ----------    ----------
                                                                               860,000     1,000,000
          Less - current                                                       160,000       311,000
                                                                            ----------    ----------
          Long term portion                                                 $  700,000    $  689,000
                                                                            ==========    ==========

At December 31, 2001, the Company was not in compliance with its debt covenants. In April 2002, the Company amended its credit facilities to waive the past covenant violations and revise the required financial covenants. The amendment requires the Company to collateralize the term loan with $500,000 of restricted cash. In addition, it reduces the revolving line of credit to the lesser of $1 million or 70% of accounts receivable less than 90 days. The availability is further reduced by outstanding term loans in excess of the cash collateral. Upon attaining an adjusted quick ratio, as defined, of 1.4 to 1 for two consecutive months, the availability will no longer be reduced by the term loan in excess of cash collateral, and the maximum availability will increase to $3.5 million. The amendment also reduces the minimums required by the minimum adjusted quick ratio (1 to 1 through August, 2002 and 1.4 to 1 thereafter) and minimum tangible net worth ($3,650,000) covenants and requires a minimum debt service Coverage ratio (2 to 1) upon meeting this 2 to 1 coverage ratio for two consecutive quarters.

MATURITIES

As of December 31, 2001, payments under the Company's term loan are as follows:

         Year ended December 31,            Notes Payable
                   2002                        $311,000
                   2003                         330,000
                   2004                         359,000
                                             ----------
             Total obligation                $1,000,000
                                             ==========

NOTE PAYABLE

During 2000, the Company settled its outstanding litigation regarding amounts allegedly due a placement agent in connection with raising equity in prior years. As part of the settlement, the Company issued an $860,000 promissory note payable in 57 monthly payments of $13,333 and two payments of $50,000 due in 2002 and 2004. In 2001 the Company settled the debt and recognized an extraordinary gain on the settlement of $450,000.

(5) CAPITAL LEASE OBLIGATIONS

Navidec has entered into several capital lease obligations for furniture, computers and equipment. The leases have terms ranging from 36 to 60 months, expiring at various times through 2004. Interest on the Company's capital lease obligations are at rates ranging from 8% to 16%.

Equipment purchased under capital leases is included in the cost of property and equipment and secures the repayment of the capital lease obligations. The following is a summary of property and equipment purchased under capital leases as of December 31:

                                                    2000            2001

          Furniture, computers and equipment    $ 2,585,000     $ 3,042,000
          Less - accumulated depreciation          (719,000)     (1,458,000)
                                                -----------     -----------
               Net book value                   $ 1,866,000     $ 1,584,000
                                                ===========     ===========

Navidec acquired property of $639,000, $1,498,000 and $840,000 in 2001, 2000 and
1999, respectively, under capital lease arrangements.

During 2001, Navidec recorded an impairment charge of $182,000 to write-down leased workstations to their estimated fair value.

MATURITIES

As of December 31, 2001, future minimum payments under the Company's capital leases are as follows:

         Year ended December 31,          Capital Leases
                                          --------------
                     2002                  $ 670,000
                     2003                    111,000
                     2004                     70,000
                                           ---------
                 Total minimum payments      851,000
                 Less interest               (81,000)
                                           ---------
                 Total obligation            770,000
                 Less - current portion     (532,000)
                                           ---------
                 Long-term obligations     $ 238,000
                                           =========

The estimated fair value of Navidec's borrowings approximate the book value for 2001 and 2000. Cash paid for interest was $215,000, $282,000 and $251,000 in
2001, 2000 and 1999, respectively.

(6) INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                             Year Ended December 31,
                                                       1999             2000            2001
                                                     -------          -------         --------
          Current:
                Federal                              $    --          $    --         $     --
                State                                     --               --               --
          Total current provision                         --               --               --

          Deferred:
                Federal                               (2,616)          11,514          (20,398)
                State                                   (395)           1,086           (3,192)
                Valuation allowance                    3,011           (4,600)          15,590
                                                     -------          -------         --------
          Total deferred provision (benefit)              --            8,000           (8,000)
          Total provision (benefit)                  $    --          $ 8,000         $ (8,000)
                                                     =======          =======         ========

Differences between the income tax expense reported in the statements of operations and the amount reported by applying the statutory federal income tax rate (35%) to earnings before income taxes are as follows:


                                                       Year Ended December 31,
                                                       1999     2000     2001
                                                       ----     ----     ----

          Expected rate                               (35.0)%   35.0%   (35.0)%
          State taxes, net of federal deduction        (3.1)     4.4     (3.2)
          Tax gain greater than book on DriveOff.com     --     11.7       --
          Nondeductible goodwill amortization           0.6      0.3       --
          Other permanent items                         0.6      0.3      1.3
          Valuation allowance                          36.9    (18.9)    24.4
                                                      -----    -----    -----
                                                          0%    32.8%   (12.5)%
                                                      =====    =====    =====

The components of the net deferred income tax assets (liabilities) are as follows (in thousands):

                                                                      December 31,
                                                          1999            2000             2001
                                                          ----            ----             ----

          Current assets (liabilities):
                 Investments                         $      --       $   3,255        $      (3)
                 Accruals and other                         30           2,935             (172)
                 Bad debt reserves                         114             205            1,443
                 Valuation allowance                      (144)             --           (1,268)
                                                     ---------       ---------        ---------
                                                            --           6,395               --

          Noncurrent assets (liabilities):
                 Basis difference in Carpoint               --         (19,465)             (53)
                 Net operating losses                    6,907           4,600           13,350
                 Property and equipment                 (1,260)             --            1,025
                 Valuation allowance                    (5,647)             --          (14,322)
                                                     ---------       ---------        ---------
                                                            --         (14,865)              --
                                                     ---------       ---------        ---------
                      Net deferred tax liability     $      --       $  (8,470)       $      --
                                                     =========       =========        =========

At December 31, 2001, for income tax purposes, Navidec had approximately $35 million of net operating loss carryforwards. Such net operating losses expire between the years 2011 to 2020. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. The sale of Driveoff.com in 2000 reduced the net operating losses available to the Company by approximately $18.4 million.

During 1999 and 1998, the Company increased its valuation allowance by $3,011,000 and $1,413,000, respectively, due mainly to uncertainty relating to the realizability of the net operating loss carryforwards. During 2000, the Company reversed approximately $4.6 million of its valuation allowance primarily because of the gain on the sale of DriveOff.com.

During 2001, the Company increased its valuation allowance by $15,590,000 to fully reserve its net deferred tax asset, primarily because of uncertainty relating to realizability of the Company's net operating loss carryforwards.

Navidec paid no income taxes during the three years ended December 31, 2001.


(7) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Navidec leases certain facilities and equipment under operating leases that expire at various times through 2004. Future minimum lease payments for such operating leases are as follows as of December 31, 2001:

                                 Year ended December 31 -

                             2002                     $  690,000
                             2003                        840,000
                             2004                      1,080,000
                                                      ----------
                                                      $2,610,000
                                                      ==========

Rental expense related to these leases was $1,840,000, $1,896,000 and $244,000 for 2001, 2000, and 1999, respectively.

DEFINED CONTRIBUTION PLAN

Navidec has a 401(k) profit sharing plan (the "Plan"). Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company contributed $99,000, $64,000 and $0, during 2001, 2000 and 1999, respectively.

LITIGATION

In the normal course of business, Navidec is subject to, and may become a party to, litigation. Management believes there are no claims currently in litigation or unasserted matters that will have a material impact on the Company's financial position or results of operations.

(8) RELATED PARTY TRANSACTIONS

In February 1998, Navidec entered into a service agreement with a shareholder to provide financial and banking services. For this agreement, the shareholder received a consulting fee of warrants to purchase 250,000 shares of common stock at $3.50 per warrant. During 1998 and 1999, the shareholder exercised 83,000 and 165,000 of these warrants, respectively. No warrants were exercised in 2000 and 2001.

In November 2000, Navidec loaned $35,000 to an officer of the Company carrying an annual interest rate of 7% with principal and interest due on May 30, 2001. The note and accrued interest was paid off in March of 2001.

During 2000, Navidec retained Benesch, Friedlander, Coplan & Aronoff LLP, of which firm Navidec's Executive Vice President -- Business Development, was a partner during 2000, to perform legal services for the Company. The Company paid $84,000 and $546,000 in fees and expenses to Benesch, Friedlander, Coplan & Aronoff LLP in 2001 and 2000, respectively, for the performance of legal services for the Company.

In January of 2001, the Company funded promissory notes due from management and shareholders totaling $528,000. These notes carried an interest rate of 5.9% payable annually. The notes were secured by a right to proceeds agreement that required the payment of the notes upon the sale of the CarPoint, Inc. stock held by the Company. These notes receivable were settled in conjunction with the sale of the CarPoint, Inc. stock in May 2001. The receivables were netted against the amounts otherwise payable to these individuals for their involvement in the initial sale of DriveOff.com in September 2000, and the sale of CarPoint stock in May 2001.

During 2001, Navidec sold $52,000 worth of inventory at cost to XCEN28, Inc, whose primary shareholder is the nephew of Navidec's CEO.

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

ISSUANCE OF NON-VOTING COMMON

On October 12, 2000, the shareholders of Navidec voted to amend the Company's Amended and Restated Articles of Incorporation to allow for the issuance of non-voting common shares. Subsequently, convertible debt held by WFC Holdings Corp. ("WFC") was exchanged for 701,081 non-voting common shares.

The following table summarizes the warrants outstanding for the Company's common stock as of December 31, 2001:

                                                    Original
                                        Exercise    Issuance    Remaining
                Warrants        Units      Price      Value     Contractual Life
                --------        -----      -----   ----------   ----------------
                       A       15,925      $7.38   $   13,000     1.25 years
                       B       11,862      $4.50       45,000     1.25 years
                       C        1,538      $3.50        3,000     1.25 years
                       D        3,788      $4.50       10,000     1.25 years
                       E       70,508      $4.50      202,000     1.25 years
                       F       40,500      $2.00       88,000     2.00 years
                       G      125,000      $9.25      780,000     2.75 years
                       H      100,000      $0.50       34,000     5.00 years
                              -------              ----------
                              369,121              $1,175,000
                              =======              ==========

SHARE REPURCHASE PLAN

On October 12, 2000, the board of directors of Navidec authorized the repurchase of up to 1,000,000 shares of the Company's common stock. As of December 31, 2001, the Company had purchased approximately 127,000 shares at an average price of $3.80 and retired them in accordance with Colorado State Law.

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

In the third quarter of 2001, the Company canceled approximately 1,324,000 unexercised and outstanding options and granted 883,000 replacement options with a strike price of $0. The new options vest over three years and expire 10 years from the date of grant. The Company recorded deferred compensation of $883,000 on the date of grant for the difference between the strike price and the intrinsic value of the repriced options. The deferred compensation charge will be amortized to stock expense over the vesting period of the new options. During 2001, 126,000 options were cancelled in conjunction with employee layoffs and the related deferred compensation previously recorded was reversed during 2001. In addition, options granted to executives that were terminated in the fourth quarter received accelerated vesting and the remaining deferred compensation expense related to those executives' options was recognized as compensation expense. The weighted average remaining contractual life of these options is
7.60 years. The weighted average grant date fair value of these options was $1.00.

The following table summarizes activity for options issued in the money:

                                               2001
                                             Weighted
                                             Average
                                             Exercise
                                         Shares      Price
                                         ------      -----

          Outstanding at
          beginning of year                   --        --
          Granted                        883,000     $0.00
          Exercised                           --        --
          Forfeited and cancelled       (126,000)    $0.00
                                        --------     -----
          Outstanding at end of year     757,000     $0.00
                                        --------     -----
          Exercisable at end of year     338,000     $0.00
                                        --------     -----


The following table summarizes activity for options issued at the money:

                                             1999                  2000                    2001
                                           Weighted              Weighted                Weighted
                                            Average               Average                 Average
                                           Exercise              Exercise                Exercise
                                       Shares   Price        Shares   Price          Shares   Price
                                       ------   -----        ------   -----          ------   -----

          Outstanding at
          beginning of year           1,468,000   $4.23     1,550,000   $5.70       1,996,000   $6.28
          Granted                       477,000    9.45       747,000    7.14              --      --
          Exercised                    (334,000)   3.98      (187,000)   2.95              --      --
          Forfeited and cancelled       (61,000)   5.17      (114,000)   9.55      (1,901,000)  $7.51
                                      ---------   -----     ---------   -----      ----------   -----
          Outstanding at end of year  1,550,000   $5.85     1,996,000   $6.28          95,000   $6.97
                                      ---------   -----     ---------   -----      ----------   -----
          Exercisable at end of year    709,000   $4.01       757,000   $5.27          90,000   $7.17
                                      ---------   -----     ---------   -----      ----------   -----


          Weighted average fair value
            of options granted during year        $6.97                 $5.35                   N/A
                                                  =====                 =====                   =====

The status of stock options outstanding and exercisable under the Plan as of December 31, 2001 is as follows:

                                    Stock Options Outstanding           Stock Options Exercisable
                                    -------------------------           -------------------------
                                                       Weighted
                                         Weighted       Average                          Weighted
         Range of                         Average     Remaining                           Average
         Exercise          Number of     Exercise   Contractual          Number of       Exercise
         Prices               Shares        Price  Life (Years)             Shares          Price

         $2.37 - $3.81        46,000         2.95         2.10              41,000           2.99
         $5.75 - $8.37         9,000         7.73         2.16               9,000           7.72
         $9.38 - $13.00       40,000        11.33         2.52              40,000          11.33
                              ------        -----         ----              ------          -----
                              95,000        $6.97         2.26              90,000          $7.17
                              ======                                        ======

PRO FORMA FAIR VALUE DISCLOSURES

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rate of 5.42, 6.03 and 5.69 percent , no expected dividend yields, expected lives of 8.0, 4.0 and 4.0 years, and expected volatility of 107, 107 and 104 percent, respectively. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

Had compensation cost for options granted been determined based upon fair value at the date of the grant, Navidec's net income (loss) would have been the following pro forma amounts (in thousands, except per share data):


                                                         2001           2000           1999
                                                         ----           ----           ----

          Net Income (Loss):
                     As reported                   $  (55,396)    $   16,354     $   (8,161)

                     Pro forma                     $  (55,161)    $   14,493     $  (15,469)

          Net Loss per share, basic and diluted

          Basic: As Reported                       $    (4.76)    $     1.47     $    (1.08)
                     Pro Forma                     $    (4.74)    $     1.30     $    (2.04)

          Diluted: As Reported                     $    (4.76)    $     1.37     $    (1.08)
                     Pro Forma                     $    (4.74)    $     1.21     $    (2.04)

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

The following provides information on Navidec's segments:

                          Year Ended December 31, 1999
                                 (in thousands)

                                                       Product
                       e-Solutions     DriveOff   Distribution    Corporate        Total
                       -----------     --------   ------------    ---------        -----

Revenues from external
     customers            $ 13,745     $  3,277     $  1,944     $     --        $ 18,966

Gross profit              $  5,099     $  2,613     $    509     $     --        $  8,221

Loss from operations      $   (614)    $ (7,482)    $   (146)    $   (806)(a)    $ (9,048)

Identifiable assets       $  8,592     $ 12,691     $    421     $ 43,324 (b)    $ 65,028

                          Year Ended December 31, 2000
                                 (in thousands)

                                                       Product
                       e-Solutions     DriveOff   Distribution    Corporate        Total
                       -----------     --------   ------------    ---------        -----
Revenues from external
     customers            $ 31,294     $    713     $  1,071     $     --       $ 33,078

Gross profit              $ 15,469     $    612     $   (289)    $     --       $ 15,792

Loss from operations      $ (5,466)    $(14,317)    $   (130)    $ (7,107)(a)   $(27,020)

Identifiable assets       $ 11,108     $     --     $    335     $ 77,734 (b)   $ 89,177

                          Year Ended December 31, 2001
                                 (in thousands)

                                                       Product
                       e-Solutions  DriveOff(c)   Distribution    Corporate        Total
                       -----------  -----------   ------------    ---------        -----
Revenues from external
     customers            $ 22,127     $     --     $    460     $     --        $ 22,587

Gross profit              $  9,412     $     --     $     28     $     --           9,440

Loss from operations      $ (9,366)    $     --     $   (182)    $ (9,372)(a)    $(18,920)

Identifiable assets       $  2,453     $     --     $     -- (d) $  8,155 (b)    $ 10,612

(a) Corporate loss from operations represents restructuring charges, losses on impairment of assets and restructured receievables, non cash stock expense and depreciation.

(b) Corporate assets are those that are not directly identifiable to a particular segment and can include cash and cash equivalents, investment in debt securities, restricted cash, property and equipment, prepaids and other assets, and investments.

(c) Due to the sale of DriveOff.com in 2000 there was no activity in 2001.

(d) All assets associated with Product Distribution were sold or written off in 2001.

(11) NOTES RECEIVABLE IN DEFAULT

In March, June, July and August of 2000, the Company funded four Promissory Notes to Westar Financial, Inc. for $1.2 million, $1 million, $1 million and $500,000, respectively. The notes carried an interest rate of 9% annually and are unsecured. The March and June notes were paid in full at the scheduled due dates of March 31, 2001 and June 5, 2001. The July 2000 note was due on July 5, 2001 and the August 2000 note was due on August 25, 2001; Westar Financial has not paid these notes. On December 22, 2001 Westar filed for reorganization under Chapter 11. Accrued interest on the two remaining notes receivable of $1,500,000 was $161,000. In December, 2001 the Company wrote off the balance of the Note and accrued interest and has included the charge in other (expense) income in the accompanying consolidated statement of operations. The Company is pursuing recovery on these notes through the bankruptcy court.

(12) INVESTMENTS

DriveOff.com

On June 30, 2000, WFC converted its promissory note for 4,307,645 shares of DriveOff.com. Prior to the conversion, Navidec owned 100% of the outstanding shares, and subsequent to the conversion, Navidec owned 74.8% of the outstanding shares.

The Company recognizes gains and losses from the sale or issuance of stock by its subsidiaries and equity method investees in its statements of operations. The increase in the Company's proportionate share of DriveOff.com's net assets as a result of these transactions resulted in a pretax gain for the Company of $18.3 million. Because DriveOff.com issued 1,107,645 additional shares to WFC as an incentive to convert the outstanding note, a charge of $5,195,000 was recorded in connection with the conversion.

On September 30, 2000, the Company sold 100% of its remaining interest in DriveOff.com for 13,308,300 shares, or an 8.38% interest in CarPoint Inc. The sale of DriveOff.com resulted in a pretax gain of $43.3 million. The investment in CarPoint is accounted for under the cost method and the results of DriveOff.com are no longer included in the Company's statement of operations.

In connection with the DriveOff.com transaction, the Company was obligated to pay approximately $5.7 million from the cash proceeds resulting from the sale of the CarPoint stock. This obligation is included in other non-current liabilities in 2000.

As part of its sale of DriveOff.com, the Company also disposed of its investment in IADMA. IADMA was included in other investments at December 31, 1999, at its carrying amount of $390,000.

Car Point, Inc.

In March 2001, Navidec concluded there had been an other than temporary impairment in its CarPoint investment and wrote-down its shares to their estimated fair value of $0.63 per share. This write-down resulted in a charge of approximately $43.5 million in the quarter ended March 31, 2001.

In May 2001, Navidec sold 12,258,300 shares of CarPoint, Inc. for net proceeds of $6.9 million. The sale of the stock resulted in a recognized loss on sale of the investment of $858,000. In connection with the sale, the Company's Board of Directors authorized the payment of a bonus of approximately $513,000. The remaining shares where written-down to $0.56 per share, the price received for the shares sold. This resulted in a charge of $49,000 for the second quarter ended June 30, 2001. As of December 31, 2001, the Company held 1,050,000 shares valued at $588,000. These shares were sold on March 31, 2002 to one of the majority shareholders at CarPoint.

The net results of the above transactions have been included in impairment of investments of $44.9 million in the accompanying consolidated statements of operations.

Avis

In February of 2000, Navidec entered into a joint venture with Avis Europe for the development of an online automotive sales enterprise called
YourAutoChoice.com. During 2000, Navidec invested approximately $2.3 million dollars into the joint venture, and had a further obligation to invest $700,000, which was accrued at December 31, 2000.

The Company and Avis Group decided to cease operations of the venture in early 2001. As a result, the Company impaired its investment in and advances to the venture, and it accrued $700,000 for its share of the obligatory capital call in February 2001. Included in impairments of investments in the accompanying consolidated statement of operations for the year ended December 31, 2000, is approximately $3 million related to the venture.

Marketable Securities

In 2001, Navidec sold BEA Systems, Inc. ("BEA") stock with a basis of $673,000 for $881,000, realizing a gain of $208,000. The Company holds approximately 1,100 remaining shares of BEA carried at approximately $17,000 in the accompanying consolidated balance sheet.

(13) RESTRUCTURING AND OTHER RELATED CHARGES

During 2001, Navidec recorded restructuring and other related impairment charges of $5,756,000 for headcount reductions and losses related to cancellation and renegotiation of operating leases. These headcount reductions and lease changes were taken to align Navidec's cost structure with changing market conditions and to create a more flexible and efficient organization. The plan resulted in a headcount reduction of approximately 200 employees, which was comprised 45% of non-billable staff and 55% of billable staff.

The Company paid $3,504,000 and has accrued $446,000 for employees terminated during 2001. The remaining restructuring charges of $492,000 consists primarily of exit costs associated with the Company's termination of its lease for a portion of its office space, which is no longer needed due to the reduced headcount.

During 2001, the Company took an impairment charge of $182,000 to write-down leased workstations to their estimated fair value of $75,000. Fair value was determined based upon current negotiations to sell the workstations. An impairment of $1,057,000 was recorded for leasehold abandonments in connection with the termination of a portion of the Company's office lease and other assets were written down $75,000 to their net realizable value.

The following table summarizes restructuring and other related charges recorded during, the year, including the remaining accrual balance at December 31, 2001 (in thousands):

                                     Asset                        Remaining
                        Expensed     Write-Downs    Payments      Balance
                        --------     -----------    --------      ----------
Severance & benefits      $3,950            --        $3,504          $  446
Contract exit costs          492            --           185             307
                        --------     -----------    --------      ----------
Total restructuring       $4,442            --        $3,689          $  753
Total impairments         $1,314        $1,314            --              --


(14) REDUCTION OF DEBT

In May 2001, the Company came to an agreement with an unsecured creditor to settle its note payable with a carrying amount of $793,000 for $250,000 and monthly payments through December 2001 of $13,333. The settlement resulted in an extraordinary gain of $450,000.

(15) QUARTERLY RESULTS (Unaudited)

     2000
                                      Q1            Q2              Q3              Q4            TOTAL
                                      --            --              --              --            -----

          NET SALES             $  6,557      $  7,648        $  8,641        $ 10,232         $ 33,078

          GROSS MARGIN             3,172         3,786           4,367           4,467(c)        15,792

          NET INCOME (LOSS)       (6,138)        5,676(a)       26,859(b)      (10,043)(d)       16,354

          EPS - BASIC              (0.56)         0.52            2.44           (0.86)            1.47

          DILUTED                  (0.56)         0.49            2.19           (0.86)            1.36


     2001
                                      Q1            Q2              Q3              Q4            TOTAL
                                      --            --              --              --            -----

          NET SALES             $  8,608      $  4,543        $  5,579        $  3,857         $ 22,587

          GROSS MARGIN             3,644         2,231           2,841             724            9,440

          NET LOSS BEFORE
          EXTRAORDINARY
          ITEM                   (39,892)       (7,934)         (4,510)         (3,510)         (55,846)

          NET LOSS               (39,892)(e)    (7,484)(f)      (4,510)(f)      (3,510)(f)      (55,396)

          EPS - BASIC              (3.43)         (.64)           (.39)           (.30)           (4.76)

          DILUTED                  (3.43)         (.64)           (.39)           (.30)           (4.76)

(a) In the second quarter of 2000, Navidec recognized a pretax gain of $18.3 million from the partial sale of its DriveOff.com subsidiary. The gain was partially offset by the issuance of $5.2 million in DriveOff.com common stock as an incentive to convert the outstanding debt into equity.

(b) In the third quarter of 2000, Navidec sold its remaining interest in DriveOff.com for 13.3 million shares of CarPoint resulting in a pretax gain of $43.3 million, and impaired its investment in MBTI and a portion of its investment in JourneyLink.

(c) In the fourth quarter of 2000, the Company accepted equity in lieu of an outstanding receivable which was eventually written off resulting in a charge of $4 million

(d) In the fourth quarter of 2000, Navidec wrote down equity investments in JourneyLink and Avis to their net realizable value. This resulted in a charge of $5.3 million.

(e) During the first quarter of 2001, the Company wrote down its investment in CarPoint by $43.5 million.

(f) In the second, third and fourth quarters of 2001 Navidec reduced its operating expenses through headcount reductions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows the name, age and position of each officer and director of Navidec.

Name                                Age     Position
----                                ---     --------

J. Ralph Armijo                     50      President, Chief Executive Officer and Director
Patrick R. Mawhinney                37      Chief Financial Officer, Treasurer, Secretary and Director
Andrew S. Davis                     48      Director
Lloyd G. Chavez, Jr.                52      Director
Gerald A. Marroney                  49      Director


Our officers are elected by the board of directors at the first meeting after each annual meeting of our shareholders and hold office until their successors are duly elected and qualified under our bylaws.

J. Ralph Armijo has served as our President, Chief Executive Officer and as one of our directors since our inception in 1993. From June 1999 until October 2000, Mr. Armijo served as the Chairman of the Board of DriveOff.com, Inc. From 1981 to 1993, Mr. Armijo was employed by Tektronix, Inc., a communications company which also produces testing and measuring equipment, most recently as its Western Regional Manager. From 1976 to 1981, Mr. Armijo was employed by IBM Corporation, where he sold computerized accounting and financial applications to small and medium-sized businesses. Mr. Armijo received his B.A. from Colorado College and his M.B.A. from the University of California, Los Angeles.

Patrick R. Mawhinney has served as our Chief Financial Officer, Treasurer and as a director since July 1996. Mr. Mawhinney has served as our Secretary from August 1999 until July 2001, and was re-elected Secretary in January, 2002. Prior to that he served as the President of Interactive Planet, Inc. from its inception in May 1995 until its merger with us in July 1996. From May 1995 until May 1996, Mr. Mawhinney also served as a financial/accounting consultant for MIS/Sunguard, a provider of accounting and investment software. Mr. Mawhinney was employed as an Assistant Vice President of The Bank of Cherry Creek from November 1993 to May 1995. He received his B.S. from Colorado State University.

Andrew S. Davis has served as a director since April 1997. Mr. Davis has served as Director of Global & Strategic Sales for InFocus Systems, Inc., a manufacturer of high resolution projection systems since November 1997. Mr. Davis served as our Vice President of Sales and Marketing from May 1996 until November 1997. From January 1994 to May 1996, Mr. Davis was the manager of wholesale distribution at InFocus Systems. From September 1982 to January 1994, Mr. Davis held various sales and marketing positions at Tektronix, Inc., including Director of Marketing for the Interactive Technologies Division. Mr. Davis attended the University of Denver where he studied business management and marketing.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than ten percent (10%) of the Company's common stock must report their initial ownership of the common stock and changes in that ownership to the SEC. The SEC has designated specific due dates for those reports and the Company must identify in this report those persons who did not file these reports when due. Based solely on the Company's review of copies of the reports filed with the SEC in the most recent fiscal year and written representations of its directors and executive officers:

Except as set forth above, Navidec believes that its current officers and directors are in compliance with Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table

The following table sets forth the annual compensation paid to Navidec's Chief Executive Officer and other executive officers of Navidec, for the last three fiscal years.


                 Long Term Compensation
Name and                                     Annual Restricted            Securities             All Other
Principal                                   Compen-        Stock          Underlying       LTIP    Compen-
Position      Year     Salary      Bonus    sations       Awards     Options/SARs(#)    Payouts    sations
----------------------------------------------------------------------------------------------------------

Ralph         2001   $207,000    $      0     $    0        $   0          197,000(1)      $   0      $   0
Armijo,       2000   $288,000    $125,000     $    0        $   0                0         $   0      $   0
CEO           1999   $214,000    $ 61,825     $    0        $   0          150,000(1)      $   0      $   0



Pat           2001   $126,000    $      0     $    0        $   0           71,000(2)      $   0      $   0
Mawhinney     2000   $167,000    $100,000     $    0        $   0                0         $   0      $   0
CFO           1999   $135,000    $ 21,459     $    0        $   0           50,000(2)      $   0      $   0


Michael       2001   $162,000(8) $      0     $    0        $   0          167,000(3)      $   0      $   0
Wager,        2000   $135,000(4) $      0     $    0        $   0                0         $   0      $   0
COO

Hal           2001   $139,000(9) $      0     $    0        $   0           81,000(5)      $   0      $   0
Anderson      2000   $181,000    $ 40,000     $    0        $   0                0         $   0      $   0
EVP Bus       1999   $108,000    $ 40,000     $    0        $   0           50,000(5)      $   0      $   0
Operations

Rick          2001   $130,000(6) $      0     $    0        $   0           30,000(7)      $   0      $   0
Winston       2000    $79,000    $      0     $    0        $   0           45,000(7)      $   0      $   0
VP Corp.
Counsel

(1) The number indicated represents the number of shares of common stock underlying stock options granted to Mr. Armijo during 1999 and 2001.

(2) The numbers indicated represent the number of shares of common stock underlying stock options granted to Mr. Mawhinney during 1999 and 2001.

(3) The number indicated represents the number of shares of common stock underlying stock options granted to Mr. Wager during 2001.

(4) Mr. Wager commenced working with Navidec in March 2000, and as such, this number reflects nine months of service.

(5) The number indicated represent the number of shares of common stock underlying stock options granted to Mr. Anderson during 1999 and 2001.

(6)  Mr. Winston's employment with Navidec terminated in December 2001.

(7) The number indicated represents the number of shares of common stock underlying stock options granted to Mr. Winston during 2000 and 2001.

(8)  Mr. Wager's employment with Navidec terminated in December of 2001.

(9)  Mr. Anderson's employment with Navidec terminated in December of 2001.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning individual grants of stock options made during the year ended December 31, 2001 to Navidec's Chief Executive Officer and the other named executive officers. Navidec has issued no stock appreciation rights.


                                              Individual Grants

                    Number of             % of
                   Securities    Total Options       Closing
                   Underlying       Granted to   Price as of
                 Options/SARs     Employees in     March 31,   Exercise or Base    Expiration        Grant Date
 Name                 Granted      Fiscal Year          2002       Price ($/Sh)          Date     Present Value
 ----                 -------      -----------          ----       ------------          ----     -------------
Ralph Armijo          197,000            22.4%       $  0.42            $  0.00      7/1/2006       $197,000(1)
Pat Mawhinney          71,000             8.1%       $  0.42            $  0.00      7/1/2006       $ 71,000(1)
Michael Wager         167,000            18.9%       $  0.42            $  0.00      7/1/2006       $167,000(1)
Hal Anderson           81,000             9.2%       $  0.42            $  0.00      7/1/2006       $ 81,000(1)
Rick Winston           30,000             3.4%       $  0.42            $  0.00      7/1/2006       $ 30,000(1)

(1)  Based on the value according to Black Scholes

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table sets forth information concerning each exercise of stock options during the year ended December 31, 2001 by Navidec's Chief Executive Officer and the other named executive officers, and the fiscal year-end value of unexercised options held by him.

                                                               Number of
                                                              Securities                    Value of
                                                  Underlying Unexercised                In-the-Money
                                                            Options/SARs                Options/SARs
                                 Shares                    at FY-End (#)               at FY-End ($)
                               Acquired          Value      Exercisable/                Exercisable/
Name                     on Exercise(#)       Realized     Unexercisable            Unexercisable(1)
----                     --------------       --------     -------------            ----------------
Ralph Armijo                          0              0         0/197,000                 $ 0/$79,000
Pat Mawhinney                         0              0          0/71,000                 $ 0/$29,000
Michael Wager                         0              0         167,000/0                 $67,000/$ 0
Hal Anderson                          0              0          81,000/0                 $33,000/$ 0
Rick Winston                          0              0          30,000/0                 $12,000/$0

(1) The value indicated was calculated by determining the difference between the fair market value of Navidec's common stock underlying the stock options on December 31, 2001 and the exercise price of those options.

DIRECTOR COMPENSATION

None of Navidec's directors received any compensation during the most recent fiscal year for serving in their position as a director. Non-employee members of the Board of Directors received options to purchase 10,000 shares of common stock issued under Navidec's stock option plan.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN- CONTROL ARRANGEMENTS

Navidec entered into an Employment Agreement with Mr. Armijo effective March 9, 2000. The term of that agreement is for two years and it renews automatically for successive additional one-year periods provided that neither Mr. Armijo nor Navidec provide the other with notice of their intent not to renew the agreement at least thirty days before the anniversary date of the agreement. Mr. Armijo's current annual salary under the agreement is $285,000 and his salary is reviewed annually. The agreement also provides that Mr. Armijo will be paid an annual bonus. In the event that Mr. Armijo's employment were to be terminated without "Cause" by Navidec, as defined in the agreement, then Navidec must pay Mr. Armijo severance payments (the "Severance Payments"). The Severance Payments will be equal to two times Mr. Armijo's then effective annual salary, plus two times the annual bonus paid or payable for the most recently completed fiscal year during the term of the agreement, plus the continuation of all of "Benefits" that Mr. Armijo is entitled to under Company plans, as defined in the agreement, for two years and the immediate vesting of all of Mr. Armijo's non-vested options for shares of Navidec's capital stock. If Mr. Armijo's employment were terminated without Cause, including termination due to a change in control, as of March 31, 2002, Mr. Armijo would receive $820,000.

In December 2001, Navidec terminated employment with Mr. Anderson. In settlement of his employment agreement with the Company, Navidec, agreed to pay Mr.Anderson salary through April 30, 2002, benefits through December 31, 2002, and immediately vest all outstanding options and transfer rights to 100,000 shares of CarPoint, Inc.

Navidec entered an Employment Agreement with Mr. Mawhinney effective March 9, 2000. The term of that agreement is for two years and it renews automatically for successive additional one-year periods provided that neither Mr. Mawhinney nor Navidec provide the other with notice of their intent not to renew the agreement at least thirty days before the anniversary date of the agreement. Mr. Mawhinney's current annual salary under the agreement is $170,000 and his salary is reviewed annually. The agreement also provides that Mr. Mawhinney will be paid an annual bonus. In the event that Mr. Mawhinney's employment were to be terminated without "Cause" by Navidec, as defined in the agreement, then Navidec must pay Mr. Mawhinney severance payments (the "Severance Payments"). The Severance Payments will be equal to two times Mr. Mawhinney's then effective annual salary, plus two times the annual bonus paid or payable for the most recently completed fiscal year during the term of the agreement, plus the continuation of all of "Benefits" that Mr. Mawhinney is entitled to under Company plans, as defined in the agreement, for two years and the immediate vesting of all of Mr. Mawhinney's non-vested options for shares of Navidec's capital stock. If Mr. Mawhinney's employment were terminated without Cause, including termination due to a change in control, as of March 31, 2002, Mr. Mawhinney would receive $540,000.

In December 2001, Navidec terminated employment with Mr. Wager. In settlement of his employment agreement with the Company, Navidec agreed to pay Mr. Wager's salary through April 30, 2002, benefits through December 31, 2002 and, immediately vest all outstanding options and transfer rights to 250,000 shares of CarPoint, Inc.

In December 2001, Navidec terminated employment with Mr. Winston. In settlement of his Employment Agreement with the Company, Navidec agreed to pay Mr. Winston's salary through March 31, 2002, benefits through December 31, 2002, and immediately vest all outstanding options and transfer rights to 35,000 shares of CarPoint, Inc.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Patrick Mawhinney, our Chief Financial Officer, served as a member of Navidec's Compensation Committee For the Fiscal year ended 2001.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2001, concerning the beneficial ownership of Navidec's common stock by each person who beneficially owns more than five percent of the common stock; by each of Navidec's executive officers and directors; and by all executive officers and directors as a group.

                                                              Number of
                                                              Shares of
Name and Address of                                        Common Stock                       Percent of
Beneficial Owner(2)                                  Beneficially Owned             Beneficial Ownership
--------------------                                ------------------              --------------------
Ralph Armijo                                                 805,649(3)                             7.4%
Patrick R. Mawhinney                                         170,690(3)                             1.5%
Michael Wager
     18230 Shelburne Rd
     Shaker Heights, OH 44118                                166,667(3)                             1.5%
Hal Anderson
     9102 White Pelican Way
     Highlands Ranch, CO 80126                               81,332 (3)                              (1)
Rick Winston
     6250 Red Canyon Drive
     Littleton, CO 80126                                      30,000(3)                              (1)
Andrew Davis                                                  41,250(3)                              (1)
Lloyd G. Chavez, Jr                                           34,250(3)(4)                           (1)


Gerald A. Marroney                                            30,000(3)                              (1)
All directors and executive officers as
     a Group (Six Persons)                                 1,359,838                               11.7%
Wells Fargo & Company
WFC Holding Corp.
     420 Montgomery St.
     San Francisco, CA  94104                              1,081,481(5)(6)                          9.3%

Palo Alto Investors
     470 University Ave.
     Palo Alto, CA  94301                                  1,503,700(5)(7)                         12.9%


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

(2) Except as indicated herein, the business address for each person is 6399 S. Fiddler's Green Circle, Suite 300, Greenwood Village, CO 80111.

(3) The number of shares indicated includes shares of common stock underlying options that are currently exercisable, as of March 31, 2001 which are held by the following persons in the amounts indicated: Mr. Armijo (197,333); Mr. Mawhinney (71,333); Mr. Wager (166,667); Mr. Davis (30,000); Mr. Anderson (81,332); Mr. Marroney (30,000); and Mr. Chavez (30,000).

(4) LGC Management owns 4,250 shares of common stock. Mr. Chavez is President of LGC Management and may be deemed the beneficial owner of such shares.

(5) Represents a beneficial owner of more than 5% of the Common Stock based on the owner's reported ownership of shares of common stock in filings made with the Securities and Exchange Commission pursuant to Section 13(g) of the Securities Exchange Act of 1934, as amended. Information with respect to each beneficial owner is as of the date of the most recent filing by the beneficial owner with the Securities and Exchange Commission and is based solely on information contained in such filings.

(6) On October 13, 2000, the shareholders of Navidec approved the issuance on non-voting common shares. Subsequently, 701,081 non-voting shares were issued to Wells Fargo upon conversion of a convertible debenture.

(7) William Leland Edwards and Micro Cap Partners, L.P. may be deemed to be the beneficial owners of all or part of the common stock over which Palo Alto Investors, LLC and Palo Alto Investors have investments and/or voting power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001, we retained Benesch, Friedlander, Coplan & Aronoff LLP, of which firm Michael Wager, our Chief Operating Officer, was a partner until December of 2000, to perform legal services for Navidec. Navidec paid $83,603 and $546,352 in fees and expenses to Benesch, Friedlander, Coplan & Aronoff LLP in 2001, and 2000 respectively for the performance of legal services for Navidec.

During 2001, we sold $52,000 worth of inventory at cost in our products distribution business to XCEN28, Inc, whose primary shareholder is the Nephew of Ralph Armijo.

Although the foregoing transactions were determined without arm's length negotiations and involved conflicts of interest between the interests of the related party and Navidec, Navidec believes that the transactions were entered into on terms no less favorable to Navidec than could have been obtained from independent third parties.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

(a)1.  Index to Financial Statements
       Report of Independent Public Accountants
       Consolidated Balance Sheets as of December 31, 2000 and 2001 Consolidated Statements of Operations for the years ended December 31,
            1999, 2000 and 2001
       Consolidated Statements of Shareholders' Equity for the years ended
            December 31, 1999, 2000 and 2001
       Consolidated Statements of Cash Flows for the years ended December 31,
            1999, 2000 and 2001
       Notes to Consolidated Financial Statements


3.1    Second Amended and Restated Articles of Incorporation of Navidec, Inc.
            Filed herewith.

3.2    Amended and Restated Bylaws of ACI Systems, Inc.(1)

3.3    Articles of Merger and Agreement and Plan of Merger Between ACI Systems,
            Inc. and Interactive Planet, Inc.(1)

4.1    Form of Certificate for Common Stock of Navidec.(1)

10.1   Navidec's Stock Option Plan.(2)

10.2   Form of Confidentiality and Non-Disclosure Agreement between Navidec and its significant technical employees.(1)

10.3   Employment Agreement between Navidec and Ralph Armijo dated March 9,
            2000.(3)

10.6   Stock and Note Purchase Agreement dated as of July 23, 1999 by and between the Company and WFC Holdings Corporation.(5)

10.7   Form of Note of the Company payable to the order of WFC Holdings
            Corporation.(5)

10.8   Form of Registration Rights Agreement by and between the Company and WFC
            Holdings Corporation.(5)

23.1   Consent of Arthur Andersen LLP. Filed herewith.

99.1   Letter to Securities and Exchange Commission regarding representations of
            Arthur Andersen LLP. Filed herewith.

(1)    Incorporated by reference from the like numbered exhibit to Navidec's
            Registration Statement on Form SB-2 declared effective February 10, 1997 (SEC File Number 333-14497).

(2)    Incorporated by reference from Navidec's Preliminary 14/A filed May 13,
            1998.

(3)    Incorporated by reference from the like numbered exhibit to Navidec's
            Annual Report on Form 10-K for the year ended December 31, 2000.

(4)    Incorporated by reference from Navidec's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(5)    Incorporated by reference from Navidec's Form 8-K filed July 29, 1999.


(b) Reports on Form 8-K

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      NAVIDEC, INC.



Dated: April 12, 2002                     By: /s/ J. Ralph Armijo
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

Dated: April 12, 2002           By: /s/ J. Ralph Armijo
---------------------           -----------------------
                                J. Ralph Armijo
                                President, Chief Executive Officer and Director

Dated: April 12, 2002           By: /s/ Patrick R. Mawhinney
----------------------          ----------------------------
                                Patrick R. Mawhinney
                                Chief Financial Officer, Secretary and Director
                                (Principal financial and accounting officer)

Dated: April 12, 2002           By: /s/ Andrew S. Davis
---------------------           ------------------------
                                By: Andrew S. Davis
                                Director

Dated: April 12, 2002           By: /s/ Lloyd G. Chavez, Jr.
---------------------           --------------------------- -
                                By: Lloyd G. Chavez, Jr.
                                Director

Dated: April 12, 2002           By: /s/ Gerald A. Marroney
---------------------           ---------------------------
                                By: Gerald A. Marroney
                                Director