Form 10-Q
period 2002-03-31
NAVIDEC INC
filed 2002-05-15
CIK 1023734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2002.

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

As of May 13, 2002, Registrant had 11,640,000 shares of common stock outstanding


--------------------------------------------------------------------------------

                                  NAVIDEC, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION
===============================

Item 1.  Financial Statements (Unaudited)

           Balance Sheets as of March 31, 2002 and December 31, 2001

           Statements of Operations, Three months ended March 31, 2002 and 2001

           Statements of Cash Flows, Three months ended March 31, 2002 and 2001

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



--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  NAVIDEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         December 31,                   March 31
 ASSETS                                                          2001                       2002
                                                             --------                   --------
   CURRENT ASSETS:                                                 **                (Unaudited)
     Cash and cash equivalents                               $  2,465                   $    892
     Restricted cash                                            1,200                      1,200
     Accounts receivable, net                                   2,475                      2,510
     Costs and estimated earnings in excess of billings          --                           14
     Prepaid expenses and other                                   352                        400
                                                             --------                   --------
       Total current assets                                     6,492                      5,016

   PROPERTY, EQUIPMENT AND SOFTWARE, net                        3,497                      3,119

   OTHER ASSETS:
     Investment in CarPoint                                       588                         --
     Other investments                                             17                         15
     Other assets                                                  18                         --
                                                             --------                   --------
   TOTAL ASSETS                                              $ 10,612                   $  8,150
                                                             ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Accounts payable                                        $  2,511                   $  1,384
     Accrued liabilities                                        1,153                        715
     Current borrowings                                           843                        722
     Deferred revenue                                             144                         46
                                                             --------                   --------
               Total current liabilities                        4,651                      2,867

   NON CURRENT LIABILITIES:
     Long-term borrowings                                         927                        716
     Other                                                         67                        127

   STOCKHOLDERS' EQUITY:
     Common stock, no par value, 20,000 shares authorized,
     Voting 10,939 and 10,939 shares outstanding               54,532                     54,532
     Non-voting stock 701 shares outstanding                    5,817                      5,817
     Warrants for common stock                                  1,175                      1,175
     Accumulated other comprehensive income                       (12)                       (13)
     Deferred compensation                                       (191)                      (135)
     Retained earnings (deficit)                              (56,354)                   (56,936)
                                                             --------                   --------
           Total stockholders' equity                           4,967                      4,440
                                                             --------                   --------
   Total liabilities and stockholders' equity                $ 10,612                   $  8,150
                                                             ========                   ========


** Derived from the audited financial statements as of December 31, 2001



       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



--------------------------------------------------------------------------------

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                     3 Months Ended
                                        March 31,
                                    2001        2002
                                   --------    --------
REVENUE                            $  8,608    $  2,394
COST OF REVENUE                       4,964       1,455
                                   --------    --------
GROSS PROFIT                          3,644         939

OPERATING EXPENSES:
   Product development                1,583          84
   General and administrative         2,416         635
   Sales and marketing                2,900         370
   Restructuring expenses               806          --
   Stock Expense                        --           23
   Depreciation and amortization        643         388
                                   --------    --------
     Total operating expenses         8,348       1,500
                                   --------    --------
 Loss from operations                (4,704)       (561)

OTHER INCOME (EXPENSE):
   Other Income                         296         (21)
   Write-down of
   CarPoint, Inc. investment        (43,484)         --
                                   --------    --------
     Total other loss, net          (43,188)        (21)
                                   --------    --------

NET LOSS BEFORE TAXES
AND EXTRAORDINARY GAIN              (47,892)       (582)
INCOME TAX BENEFIT                    8,000          --
                                   --------    --------
NET LOSS                           $(39,892)   $   (582)

NET LOSS
Per Share basic and diluted        $  (3.43)   $   (.05)
                                   ========    ========
WEIGHTED AVERAGE
SHARES OUTSTANDING Basic             11,640      11,640
Diluted                              11,640      11,640


       The accompanying notes to consolidated financial statements are an integral part of these statements.




--------------------------------------------------------------------------------

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                                   2001        2002
                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                      $(39,892)   $   (582)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                  643         388
       Impairment of CarPoint, Inc.                                43,484          --
       Income tax benefit                                          (8,000)         --
       Realized gain on investment                                   (208)         --
       Non-cash stock expense                                          --          23
       Deferred compensation                                           --          32

   Changes in operating assets and liabilities:
       Accounts receivable                                           (607)        (35)
       Costs and estimated earnings in excess of billings           1,120         (14)
       Inventory                                                       51          --
       Prepaid expenses and other assets                              186         (48)
       Accounts payable                                            (1,366)     (1,127)
       Accrued liabilities                                           (611)       (440)
       Bank overdrafts                                                 19          --
       Deferred revenue                                               (85)        (98)
       Other                                                           --          62
                                                                 --------    --------
   Net cash used in operating activities                           (5,266)     (1,839)
                                                                 --------    --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property, equipment and software                  (851)        (10)
       Fundings of notes receivable - related party                  (528)         --
       Proceeds from the sale of marketable debt securities         2,990          --
       Sale (Purchase) of equity investments                          883         588
       Other                                                          (88)         20
                                                                 --------    --------
   Net cash provided by investing activities                        2,406         598
                                                                 --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on notes payable and capital lease obligations       (247)       (332)
                                                                 --------    --------
   Net cash used in financing activities                             (247)       (332)
                                                                 --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (3,107)     (1,573)

CASH AND CASH EQUIVALENTS, beginning of period                      3,475       2,465
                                                                 --------    --------
CASH AND CASH EQUIVALENTS, end of period                         $    368    $    892
                                                                 --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
       Cash paid for interest                                    $     37    $     45


       The accompanying notes to consolidated financial statements are an integral part of these statements.



--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

The unaudited financial statements and related notes to the financial statements presented herein have been prepared by the management of Navidec, Inc. and subsidiary (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements were prepared in accordance with the accounting policies used in the preparation of the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and should be read in conjunction with such financial statements and notes thereto. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the Form 10-K for the year ended December 31, 2001. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim period presented have been made.

COMPREHENSIVE INCOME

Comprehensive income includes net income or loss and changes in equity from non-owner transactions. The Company's comprehensive losses for the three-month period March 31, 2001 and 2002 were:

                                         For the Three Months Ended
                                               March 31
                                             (in thousands)
                                            2001        2002
                                          --------    --------

   Net income (loss)                      $(39,892)   $   (582)
   Unrealized gain (loss), net of taxes
     and reclassification adjustments         (788)         (1)
                                          --------    --------
   Comprehensive income (loss)            $(40,680)   $   (583)

(3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001 the FASB issued SFAS No. 141, "Business Combinations." Under this statement all business combinations must be accounted for under the purchase method. The pooling method is no longer allowed. The statement also establishes criteria to assess when to recognize intangible assets separately from goodwill. The Company has no business combinations that were affected by the adoption of this statement.

In June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The statement addresses how goodwill and other intangible assets should be accounted for when acquired by some means other than a business combination. It also addresses the accounting for and disclosure about goodwill and other intangible assets after they have been initially recognized in the financial statements and provides specific guidance for testing goodwill and other intangible assets for impairment. This statement was effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In July 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to recognize the fair value of an asset retirement liability in the financial



--------------------------------------------------------------------------------
statements by capitalizing that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be allocated to expense by using a systematic and rational method. The statement is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a significant impact on the Company's financial position or results of operations.

In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also requires expected future operating losses from discontinued operations to be recognized in the periods in which the losses are incurred, which is a change from the current requirement of recognizing such operating losses as of the measurement date. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of the statement did not have a material effect on the Company's financial position or results of operations.

(4) COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings as of December 31, 2001 and March 31, 2002 are comprised of the following (in thousands):

                                               March 31,       December 31
                                                 2002             2001
                                                 ----             ----

    Costs incurred on contracts in progress     $  260            $--
    Estimated earnings                             319             --
                                                ------            ---
                                                   579             --
    Less progress billings                         565             --
                                                ------            ---
                                                $   14            $--
                                                ======            ===

(5) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of products held for resale and use in on-line solutions.

(6) NET INCOME (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded common stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share as the effect of all such securities is anti-dilutive for all periods presented. Shares issuable under warrants and options, were 1,409,000 and 746,000 as of March 31, 2001 and 2002, respectively.

(7) SEGMENT REPORTING

The Company historically has operated in three different segments: eSolutions, DriveOff.com ("Automotive") and Product Distribution. With the sale of DriveOff.com in October 2000 and the discontinuation of Product Distribution in September 2001, the Company now operates solely in the eSolutions segment. Management has chosen to organize the Company around these segments based on differences in products and services.

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


--------------------------------------------------------------------------------

The following provides information on the Company's segments (unaudited):

                           For the Three Months Ended
                                 March 31, 2002
                                 (in thousands)

                                                Product
                               eSolutions     Distribution      Corporate            Total
Revenues from external
customers ............          $ 2,394           $--          $  --                $ 2,394

Loss from operations .          $  (150)          $--          $  (411)(1)          $  (561)

Identifiable assets ..          $ 2,924           $--          $ 5,226(2)           $ 8,150



                           For the Three Months Ended
                                 March 31, 2001
                                 (in thousands)

                                                 Product
                               eSolutions        Distribution          Corporate              Total
Revenues from external
customers ............          $  8,426           $    182           $     --              $  8,608

Loss from operations .          $ (3,105)          $   (150)          $ (1,449)(1)          $ (4,704)

Identifiable assets ..          $ 12,784           $    279           $ 13,450(2)           $ 26,513

(1) Corporate loss from operations represents depreciation expense, restructuring charges, non-cash stock compensation expense and impairment of assets.

(2) Corporate assets are those that are not directly identifiable to a particular segment and includes cash, restricted cash, notes receivable, prepaids, property and equipment, and other assets.

(8) NOTES RECEIVABLE IN DEFAULT

In March, June, July and August of 2000, the Company funded four Promissory Notes to Westar Financial, Inc. for $1.2 million, $1 million, $1 million and $500,000, respectively. The notes carried an interest rate of 9% annually and are unsecured. The March and June notes were paid in full at the scheduled due dates of March 31, 2001 and June 5, 2001. The July 2000 note was due on July 5, 2001 and the August 2000 note was due on August 25, 2001; and Westar Financial has not paid these notes. On December 22, 2001 Westar filled for reorganization under Chapter 11. Accrued interest on the two remaining notes receivable of $1,500,000 was $161,000. In December, 2001 the Company wrote off the balance of the Note and accrued interest and has included the charge in other (expense) income in the accompanying consolidated statement of operations. The Company is pursuing recovery on these notes through the bankruptcy court.

(9) RESTRUCTURING AND OTHER RELATED CHARGES

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



--------------------------------------------------------------------------------

The $806,000 charge for the quarter ended March 31, 2001 was paid to the terminated employees in during the same quarter.

(10) CARPOINT INVESTMENT

In March 2001, Navidec concluded there had been an other than temporary impairment in its CarPoint investment and wrote-down its shares to their estimated fair value of $0.63 per share. This write-down resulted in a charge of approximately $43.5 million in the quarter ended March 31, 2001.

In May 2001, Navidec sold 12,258,300 shares of CarPoint, Inc. for net proceeds of $6.9 million. The sale of the stock resulted in a recognized loss on sale of the investment of $858,000. In connection with the sale, the Company's Board of Directors authorized the payment of a bonus of approximately $513,000. The remaining shares were written-down to $0.56 per share, the price received for the shares sold. This resulted in a charge of $49,000 for the second quarter ended June 30, 2001. As of December 31, 2001, the Company held 1,050,000 shares valued at $588,000. These shares were sold on March 31, 2002 to one of the majority shareholders at CarPoint.

The net results of the above transactions have been included in impairment of investments of $44.9 million in the accompanying consolidated statements of operations.

(11) SUBSEQUENT EVENTS

None


--------------------------------------------------------------------------------

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

-Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions. We follow very specific and detailed guidelines in measuring revenue, however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. During 2002, approximately 50% of our revenue was generated from fixed-price, fixed completion date work. Revenue for this work is recognized on a percentage-of-completion basis using the ratio of direct costs incurred to the estimated total direct costs of the engagement. Estimates of the total direct costs of the engagement require judgments about the time needed to complete the project and the level of personnel involved. Management regularly reviews its estimates and underlying assumptions for contracts in progress. The remaining 50% of revenue during 2002 was from time and materials contracts for which revenue is recognized as the work is completed. Revenue recognition for time and materials contracts is not significantly impacted by judgments and estimates.

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


--------------------------------------------------------------------------------

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

During 2002, Navidec generated revenues from eSolutions as Navidec had sold or discontinued all other segments in prior years. Approximately 50% of the eSolutions revenue was generated from fixed-price, fixed completion date contracts. In developing these contracts, consideration is given to the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. The goal is to make most eSolutions work deliverable within a ninety (90) to one hundred twenty (120)-day time frame. Revenue for this work is recognized on percentage-of-completion accounting basis using the ratio of direct costs incurred as compared to the estimated total direct costs of the engagement. The remaining 50% of revenue is from work done on a time and materials basis. Revenue for this work is recognized as it is completed.

Navidec's product distribution business generated revenue through the resale of third party software and hardware components, graphical printers and supplies. Since product distribution is not related to our core strategy, we discontinued these sales efforts in 2001. All of the assets associated with the product distribution segment were sold or written off in 2001.

Navidec's operating expenses consist of product development, general and administrative, sales and marketing and depreciation, amortization and impairment of goodwill. Additional operating expenses were incurred in 2001 and 2002, such as non-cash stock expense, restructuring charges and losses on impairment of assets. Product development includes salaries and out-of-pocket expenses incurred in developing new technologies for our own use or for future customer applications generally, as opposed to customer-specific development. General and administrative consists primarily of salary and benefit expenses for our non-billable employees. It also includes expenses associated with our office facility and equipment leases. Sales and marketing includes personnel costs, advertising costs, costs associated with participation in trade shows and direct marketing program and related travel expenses. Non-cash stock expense relates to employee stock options that were repriced in 2001, and warrants given to a third party vendor for marketing services provided during the year. Restructuring charges are related to expenses incurred in reducing employees to a level that corresponded to current demands for services, and expenses related with restructuring leases to meet the needs of the company. Loss on impairment of assets is the cost of bringing assets in line with current market value.



--------------------------------------------------------------------------------

 THREE-MONTH RESULTS OF OPERATIONS
                                                           Three Months
                                                         ended March 31,
                                                        2001        2002
                                                       ------      ------
REVENUE:
     eSolutions                                         8,426       2,394
     Product distribution                                 182        --
                                                       ------      ------
         Total revenue                                  8,608       2,394
COST OF REVENUE                                         4,964       1,455
                                                       ------      ------
     Gross margin                                       3,644         939

OPERATING EXPENSES:
     Product development                                1,583          84
     General and administrative                         2,416         635
     Sales and marketing                                2,900         370
                                                       ------      ------
     Total operating expenses before restructuring
     Non-cash stock and depreciation expenses           6,899       1,089
                                                       ------      ------
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                              (3,255)       (150)

     Restructuring expenses                               806        --
     Non-cash stock expense                              --            23
     Depreciation and amortization                        643         388
                                                       ------      ------
     Total restructuring, non-cash stock
          and depreciation expense                      1,449         411

LOSS FROM OPERATIONS                                   (4,704)       (561)
                                                       ======      ======

THREE-MONTH RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                           Three Months
                                                          ended March 31,
                                                        2001         2002
                                                       ------       ------
REVENUE:

     eSolutions                                          97.9%       100.0%
     Product distribution                                 2.1%         0.0%
                                                       ------       ------
         Total revenue                                  100.0%       100.0%

COST OF REVENUE                                          57.7%        60.8%
     Gross margin                                        42.3%        39.2%

OPERATING EXPENSES:
     Product development                                 18.4%         3.5%
     General and administrative                          28.1%        26.5%
     Sales and marketing                                 33.7%        15.5%
                                                       ------       ------
     Total operating expenses before restructuring
     Non-cash and depreciation expenses                  80.1%        45.5%
                                                       ------       ------
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                               (37.8)%       (6.3%)

     Restructuring expenses                               9.4%         0.0%
     Non-cash stock Expense                               0.0%         1.0%
     Depreciation and amortization                        7.5%        16.2%
                                                       ------       ------
     Total restructuring, non-cash stock
          and depreciation expense                       16.8%        17.2%
LOSS FROM OPERATIONS                                    (54.6%)      (23.4%)
                                                       ======       ======


--------------------------------------------------------------------------------

Three Months Ended March 31, 2002 AND 2001

Revenue for the quarter ended March 31, 2002 decreased $6.2 million, or 72.2%, from 2001 revenues of $8.6 million to $2.4 million in 2001. The decrease was primarily a result of lower market demand for IT services, and a struggling economy. Revenue in 2002 associated with eSolutions decreased $6.0 million, or 71.6%, from 2001, down to $2.4 million from $8.4 million. Product distribution was discontinued in the fourth quarter of 2001 resulting in a revenue decrease of $182,000.

Gross margin decreased $2.7 million, or 74.2%, from gross margin of $3.6 million in 2001 to $940,000 in 2002. As a percentage of revenue, gross profit decreased from 42.3% to 39.2%. The decrease in the gross margin was a result of decreasing margins in eSolutions.

Product development costs decreased $1.5 million, or 94.7%, from expenses of $1.5 million in 2000 to $84,000 in 2001. As a percentage of revenue, product development costs decreased from 18.4% in 2001 to 3.5% in 2002. The decrease in product development cost is the result of narrowed focus on the areas that Navidec is pursuing.

General and administrative expenses decreased $1.8 million or 73.7%, from adjusted general and administrative expenses of $2.4 million in 2001 to $635,000 in 2002. As a percentage of revenue, general and administrative expenses decreased from 28.1% in 2002 to 26.5% in 2001. Navidec is projecting general and administrative expenses to remain stable for the remainder of 2002, as a result of personnel changes and reduced overhead expenses.

Sales and marketing expenses decreased by $2.5 million, or 87.2%, from $2.9 million in 2001 to $370,000 in 2002. As a percentage of revenue, sales and marketing expenses decreased from 33.7% to 15.5% of revenue in 2001 and 2002, respectively.

To align Navidec's cost structure with changing market conditions and to create a more efficient and flexible organization, Navidec reduced its headcount by approximately 45 employees during March 2001 and recorded restructuring charges of $806,000 for severance and benefits.

During 2001, the Company cancelled approximately 1.3 million unexercised and outstanding stock options and granted 883,000 replacement options with a strike price of zero. Deferred compensation was recorded for the intrinsic value of the options and compensation expense of $566,000 was recorded as non cash stock expense as the deferred compensation was amortized. On March 31, 2002 $135,000 of deferred compensation remained, which will be amortized into non cash stock expense in future periods. During the quarter ended March 31, 2002 the Company had non cash stock expense of $23,000. The allocation of non cash stock expense to the same functional classification as the employees' cash compensation is as follows:

                                                 March 31,
                                                   2002
                                              (In Thousands)
        Cost of revenue                            $ 4
        Sales and marketing                          1
        General and administrative                  18
                                                   ---
          Total non cash stock expense             $23
                                                   ===

Depreciation and amortization decreased $255,000 or 39.7% from $643,000 in 2001 to $388,000 in 2002. Depreciation was down in part due to asset impairments during the year and due to more assets becoming fully depreciated.

Net Interest income (expenses) decreased from $296,000 in 2001 to $(25,000) in 2001. This decrease was the result of lower cash and investment balances in 2002 and the term note with Silicon Valley Bank which was taken out until the end of 2001.


--------------------------------------------------------------------------------

During the quarter ended March 31, 2001 Navidec realized a loss of $43.5 million on the sale of the majority of its holding in CarPoint, Inc and the write down of the remaining balance to fair value. The remainder of the CarPoint stock was carried at $588,000 at December 31, 2001 and sold in March 2002.

During the quarter ended March 31, 2001, the Company sold BEA Systems, Inc. stock with an original cost of $673,000 for $881,000, resulting in a $208,000 gain included in other income.

As a result of the items discussed above, we recorded a net loss of $582,000 for the quarter ended March 31, 2002 versus a net loss of $39.9 million in 2001. Our basic and diluted loss per share was $0.05 in 2002 versus basic and diluted loss per share of $3.43 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through March 31, 2002, we funded our operations primarily from the following sources:

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

As of March 31, 2001, we had cash and cash equivalents of $892,000, restricted cash of $1.2 million and working capital of $2.1 million. This compares with cash and cash equivalents of $368,000, and working capital of $6.1 million as of March 31, 2001.

Cash used in our operating activities totaled $1.8 million for the quarter ended March 31, 2002 compared with $5.3 million for the quarter ended March 31, 2001. This was due to a decrease in net loss before non-cash adjustments of $35.5 million between periods ($35.9 million in 2001 to $443,000 in 2002) and cash used in net operating assets of $1.7 million in 2002 versus a use of $1.3 million in 2001.

Cash provided by investing activities totaled $598,000 for the quarter ended March 31, 2002 compared with $2.4 million for the quarter ended March 31, 2001.

Cash used in financing activities was $332,000 during the quarter ended March 31, 2002 and $247,000 for the quarter ended March 31, 3001.

At March 31, 2001, the Company had $919,000 outstanding under its term credit facility. In April 2002 the Company amended its line of credit agreement with the Bank, and as a result, the availability under the Line was $600,000 as of March 31, 2002. Availability under the line of credit as amended in April 2002, is limited to the lesser of $1 million or 70% of net accounts receivable less than 90 days old, and further limited by the amount of the term loan outstanding that is in excess of cash collateral. The term loan is due monthly with principal and interest payments through December 2004. The Company is required to maintain certain financial covenants on a monthly basis. Those covenants include a minimum quick asset ratio of 1 to 1, increasing to 1.4 to 1 in September 2002, and a minimum tangible net worth of $3,650,000, plus 50% of quarterly income if any. As of March 31, 2002 the company was in compliance with all loan covenants.



--------------------------------------------------------------------------------

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

On a longer-term basis, the Company believes it will generate sufficient cash flow from operations to fund its long-term plan. If, however, our capital requirements or cash flow vary from our current projections or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. Failure to raise necessary capital could restrict our growth, limit our development of new products and services or hinder our ability to compete.

Navidec is subject to various contractual obligations including long-term debt, capital leases, and operating leases. The table below summarizes these contractual obligations by year (in thousands):

                                   Less than
                                            Total      1 year     1-3 yrs.  Thereafter
     Long-term debt,
       including current portion            $  919     $  311     $  608     $ --
     Capital leases                            519        397        122       --
     Operating leases                        2,324        615      1,709       --
                                            ------     ------     ------     ------
     Total contractual cash obligations     $3,762     $1,323     $2,439     $ --
                                            ======     ======     ======     ======

The Company's debt agreement requires the Company to maintain certain financial covenants. If the Company does not maintain these covenants, the lender may demand repayment thus accelerating the amounts due.

In addition to these obligations, the Company maintains a standby letter of credit for $1.2 million, collateralized by $1.2 million of certificates of deposit shown as restricted cash in the consolidated financial statements. In amending the lease on its facility in September 2001, the Company has agreed to allow its landlord to call $600,000 of this letter of credit. Of the $600,000, $438,000 will go to prepaying rent on the Company's remaining 35,000 square feet and $132,000 will go to paying for the cancellation of 35,000 square feet of leased facility. The remaining $600,000 of the letter of credit must be maintained by the Company or replaced with other collateral through the term of its office lease, which expires in December 2004.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Navidec is exposed to the impact of interest rate changes and change in the market values of its investments. Based on our market risk sensitive instruments outstanding as of March 31, 2002, as described below, we have determined that there was no material market risk exposure to our consolidated financial



--------------------------------------------------------------------------------
position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - At March 31, 2002, Navidec's exposure to market rate risk for changes in interest rates relates primarily to its borrowings. Navidec has not used derivative financial instruments in its credit facilities. At December 31, 2001, the company had $1 million of debt outstanding at a floating interest rate of Prime + 1.50% with a floor of 8.4% (8.4% at March 31, 2002). The estimated fair value of our long-term debt approximates its carrying value because of the variable rates. The debt matures as follows: 2002 - $311,000; 2003 - $330,000; 2004 - $359,000. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

INVESTMENT RISK - Navidec has investments in equity instruments in information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method since ownership is less than twenty percent (20%) and Navidec does not assert significant influence.

The Company's marketable equity securities are recorded at fair value of approximately $17,000 at March 31, 2002 and are not significant to the Company's financial position or results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K



--------------------------------------------------------------------------------

         (a)  Exhibits.

 None

         (b)  Form 8-K

Changes in Registrant's Certifying Accountant from Arthur Anderson LLP to Hein + Associates LLP. May 6, 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NAVIDEC, INC.



By  /S/RALPH ARMIJO
Ralph Armijo
President and CEO

Date:  May 14, 2002


By  /S/ PAT MAWHINNEY
Pat Mawhinney
Chief Financial Officer

Date: May 14, 2002


--------------------------------------------------------------------------------