Form 10-Q
period 2002-06-30
NAVIDEC INC
filed 2002-08-14
CIK 1023734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from January 1, 2002 to June 30, 2002.

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

As of August 14, 2002, Registrant had 11,692,000 shares of common stock outstanding

                                  NAVIDEC, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION
===============================

Item 1. Financial Statements (Unaudited)

            Balance Sheets as of June 30, 2002 and December 31, 2001

            Statements of Operations, Three and Six months ended June 30, 2002 and 2001

            Statements of Cash Flows, Six months ended June 30, 2002 and 2001

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  NAVIDEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            December 31,               June 30,
ASSETS                                                              2001                  2002
                                                                    ----                  ----
   CURRENT ASSETS:
     Cash and cash equivalents                                    $2,465                  $636
     Restricted cash                                               1,200                   600
     Accounts receivable, net                                      2,475                 1,660
     Costs and estimated earnings in excess of billings               --                    38
     Prepaid expenses and other                                      352                   533
                                                                 -------                ------

       Total current assets                                        6,492                 3,467

   PROPERTY, EQUIPMENT AND SOFTWARE, net                           3,497                 2,730

   OTHER ASSETS:
     Investment in CarPoint                                          588                    --
     Other investments                                                17                    --
     Other assets                                                     18                    --
                                                                 -------                ------
   TOTAL ASSETS                                                  $10,612                $6,197
                                                                 =======                ======

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Accounts payable                                             $2,511                  $849
     Accrued liabilities                                           1,153                   157
     Current borrowings                                              843                   978
     Deferred revenue                                                144                    --
                                                                 -------                ------
               Total current liabilities                           4,651                 1,984

   NON CURRENT LIABILITIES:
     Long-term borrowings                                            927                   528
     Other                                                            67                    --

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
     Common stock, no par value, 20,000 shares authorized,
     Voting 10,939 and 10,939 shares outstanding                  54,532                54,532
     Non-voting stock 701 shares outstanding                       5,817                 5,817
     Warrants for common stock                                     1,175                 1,145
     Accumulated other comprehensive income                          (12)                  (16)
     Deferred compensation                                          (191)                  (88)
     Retained earnings (deficit)                                 (56,354)              (57,705)
                                                                 -------                ------
           Total stockholders' equity                              4,967                 3,685
                                                                 -------                ------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $10,612                $6,197
                                                                 =======                ======


   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         3 Months Ended            6 Months Ended
                                                            June 30,                  June 30,
                                                      2001           2002         2001       2002
                                                      ----           ----         ----       ----

REVENUE                                              $4,543        $1,400      $13,151     $3,794
COST OF REVENUE                                       2,312           836        7,276      2,291
                                                     ------        ------       ------      -----
GROSS PROFIT                                          2,231           564        5,875      1,503

OPERATING EXPENSES:
   Product development                                1,541            18        3,124        102
   General and administrative                         2,583           536        4,999      1,172
   Sales and marketing                                2,473           296        5,373        666
   Restructuring expenses                             1,214            --        2,020         --
   Stock Expense                                         --            18           --         41
   Loss on impairment of Capital Asset                  182            --          182         --
   Depreciation and amortization                        750           390        1,393        777
                                                     ------        ------       ------      -----
     Total operating expenses                         8,743         1,258       17,091      2,758
                                                     ------        ------       ------      -----
LOSS FROM OPERATIONS                                 (6,512)         (694)     (11,216)    (1,255)

OTHER INCOME (EXPENSE):
   Other Income                                          (2)          (76)         294        (97)
    Loss on
    CarPoint, Inc. investment                        (1,420)           --      (44,904)        --
                                                     ------        ------       ------      -----
     Total other loss, net                           (1,422)          (76)     (44,610)       (97)
                                                     ------        ------       ------      -----

NET INCOME (LOSS) BEFORE TAXES
AND EXTRAORDINARY GAIN                               (7,934)         (770)     (55,826)    (1,352)
INCOME TAX BENEFIT                                       --            --        8,000         --
                                                         --            --           --         --
                                                     ------        ------       ------      -----
NET LOSS BEFORE
EXTRAORDINARY ITEMS                                  (7,934)         (770)     (47,826)    (1,352)
GAIN ON REDUCTION OF DEBT                               450            --          450         --
                                                     ------        ------       ------      -----
NET LOSS                                            $(7,484)       $ (770)    $(47,376)   $(1,352)

NET LOSS BEFORE
EXTRAORDINARY ITEMS
Per Share basic and diluted                          $ (.68)       $ (.07)      $(4.11)     $(.12)
                                                     ======        ======       ======      =====

NET INCOME (LOSS)
Per Share basic and diluted                          $ (.64)       $ (.07)      $(4.07)     $(.12)
                                                     ======        ======       ======      =====

WEIGHTED AVERAGE
SHARES OUTSTANDING Basic                             11,640        11,686       11,640     11,674
Diluted                                              11,640        11,686       11,640     11,674


   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                        2001              2002
                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $(47,376)         $(1,352)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation                                                     1,393              777
       Extraordinary Gain                                                (450)              --
       Loss on sale of CarPoint, Inc.                                  44,904               --
       Loss on impairment of assets                                       182               --
       Income tax benefit                                              (8,000)              --
       Provision for bad debt                                             324              110
       Realized gain on investment                                       (208)              --
       Non-cash stock expense                                              --               41
       Deferred Compensation                                               --               32
   Changes in operating assets and liabilities:
       Accounts receivable                                               (242)             705
       Costs and estimated earnings in excess of billings               1,005              (38)
       Inventory                                                           85               --
       Prepaid expenses and other assets                                  385             (180)
       Restricted Cash                                                     --              600
       Accounts payable                                                  (761)          (1,662)
       Accrued liabilities                                                (63)            (996)
       Deferred revenue                                                   539             (144)
       Other                                                               --               18
                                                                       ------           ------
   Net cash used in operating activities                               (8,283)          (2,089)
                                                                       ------           ------

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property, equipment and software                    (1,113)             (10)
       Fundings of notes receivable - related party                      (528)            --
       Proceeds from the sale of marketable debt securities             2,990               --
       Proceeds from the sale of assets                                   100
       Repayment of Notes Receivable                                    2,200
       Settlement of costs on sale of CarPoint                           (815)
       Sale (Purchase) of equity investments                            7,742              588
       Other                                                               --              (53)
                                                                       ------           ------
   Net cash (used in) provided by investing activities                 10,576              525
                                                                       ------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on notes payable and capital lease obligations           (915)            (614)
       Proceeds from notes payable                                         --              350
       Proceeds from issuance of common stock and warrants                 --               --
                                                                       ------           ------
   Net cash provided by (used in) financing activities                   (915)            (264)
                                                                       ------           ------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               1,378           (1,828)

CASH AND CASH EQUIVALENTS, beginning of period                          3,475            2,465
                                                                       ------           ------

CASH AND CASH EQUIVALENTS, end of period                             $  4,853          $   637
                                                                       ------           ------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

       Cash paid for interest                                        $     90          $    71



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

COMPREHENSIVE INCOME

Comprehensive income includes net income or loss and changes in equity from non-owner transactions. The Company's comprehensive losses for the three-month period and six-month period ended June 30, 2001 and 2002 were:

                                                     For the Three Months Ended
                                                              June 30
                                                          (in thousands)
                                                   2001                 2002
                                                   ----                 ----

  Net income (loss)                             $  (7,484)           $    (770)
     Unrealized gain (loss), net of taxes
       and reclassification adjustments                 1                   (2)
                                                  -------               ------
  Comprehensive income (loss)                   $  (7,483)           $    (772)



                                                     For the Six Months Ended
                                                              March 31
                                                          (in thousands)
                                                   2001                  2002
                                                   ----                  ----

  Net income (loss)                             $(47,376)            $ (1,352)
     Unrealized gain (loss), net of taxes
       and reclassification adjustments             (787)                  (4)
                                                  -------               ------
  Comprehensive income (loss)                   $(48,163)            $ (1,356)


(3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of SFAS No. 133 as of June 30, 2002, had no effect on the Company's financial position or results of operations.

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

(4) COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings as of June 30, 2002 and 2001 are comprised of the following (in thousands):

                                                               June 30,
                                                          2002           2001
                                                          ----           ----
             Costs incurred on contracts in progress    $  260         $1,375
             Estimated earnings                            338          2,256
                                                        ------         ------
                                                           598          3,631
             Less progress billings                       (565)        (2,086)
                                                        ------         ------
                                                        $   33         $1,545
                                                        ======         ======

(5) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of products held for resale and use in on-line solutions.

(6) NET INCOME (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded common stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share, as the effect of all such securities is anti-dilutive for all periods presented. Shares issuable under warrants and options were 1,448,000 and 693,000 as of June 30, 2001 and 2002, respectively.

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

The following provides information on the Company's segments (unaudited):


                                         For the Three Months Ended
                                                June 30, 2001
                                               (in thousands)

                                                              Product
                                            eSolutions        Distribution     Corporate       Total
Revenues from external
customers ............                     $  4,418              $125        $ --             $  4,543

Loss from operations .                     $ (4,330)             $(36)       $(2,146)(1)      $ (6,512)

Identifiable assets ..                     $  5,737              $162        $13,039(2)       $ 18,938


                                          For the Three Months Ended
                                               June 30, 2002
                                               (in thousands)
                                                              Product
                                            eSolutions        Distribution     Corporate       Total
Revenues from external
customers ............                     $  1,400              $ --        $ --             $  1,400

Loss from operations .                     $   (287)             $ --        $  (484)(1)      $   (771)

Identifiable assets ..                     $  2,020              $ --        $ 4,253(2)       $  6,273



                                          For the Six Months Ended
                                               June 30, 2001
                                               (in thousands)
                                                              Product
                                            eSolutions        Distribution     Corporate       Total
Revenues from external
customers ............                     $ 12,844              $ 307       $ --             $ 13,151

Loss from operations .                     $ (7,480)             $(141)      $(3,595)(1)      $(11,216)

Identifiable assets ..                     $  5,737              $ 162       $13,039(2)       $ 18,938


                                          For the Six Months Ended
                                               June 30, 2002
                                               (in thousands)
                                                              Product
                                            eSolutions        Distribution     Corporate       Total
Revenues from external
customers ............                     $  3,794              $ --        $ --             $  3,794

Loss from operations .                     $   (426)             $ --        $  (915)(1)      $ (1,341)

Identifiable assets ..                     $  2,020              $ --        $ 4,253(2)       $  6,273



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

-Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions. We follow very specific and detailed guidelines in measuring revenue, however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Approximately 60% and 50% of our revenue was generated from fixed-price, fixed completion date work for the year 2001 and the first six months of 2002 respectively. Revenue for this work is recognized on a percentage-of-completion basis using the ratio of direct costs incurred to the estimated total direct costs of the engagement. Estimates of the total direct costs of the engagement require judgments about the time needed to complete the project and the level of personnel involved. Management regularly reviews its estimates and underlying assumptions for contracts in progress. The remaining 40% and 50% of revenue for 2001 and the first six months of 2002 respectively was from time and materials contracts for which revenue is recognized as the work is completed. Revenue recognition for time and materials contracts is not significantly impacted by judgments and estimates.

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

During the first six months of 2002, Navidec generated revenues from its eSolutions division. Approximately 50% of the eSolutions revenue was generated from fixed-price, fixed completion date contracts. In developing these contracts, consideration is given to the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. The goal is to make most eSolutions work deliverable within a ninety
(90) to one hundred twenty (120)-day time frame. Revenue for this work is recognized on percentage-of-completion accounting basis using the ratio of direct costs incurred as compared to the estimated total direct costs of the engagement. The remaining 50% of revenue is from work done on a time and materials basis. Revenue for this work is recognized as it is completed. Navidec is focused on expanding its eSolutions services offerings and to incorporating applications management and hosting services, which have the potential to generate recurring revenues.

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

THREE-MONTH RESULTS OF OPERATIONS

                                                                          Three Months
                                                                         ended June 30,
                                                                   2001                  2002
                                                                   ----                  ----
REVENUE:
     eSolutions                                                   4,418                 1,400
     Product distribution                                           125                    --
                                                                -------                ------
         Total revenue                                            4,543                 1,400
COST OF REVENUE                                                   2,312                   836
                                                                -------                ------
     Gross margin                                                 2,231                   564
OPERATING EXPENSES:
     Product development                                          1,541                    18
     General and administrative                                   2,583                   536
     Sales and marketing                                          2,473                   296
                                                                -------                ------
     Total operating expenses before restructuring
     Non-cash stock and depreciation expenses                     6,597                   850
                                                                -------                ------
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                        (4,366)                 (286)

     Restructuring expenses                                       1,214                    --
     Non-cash stock expense                                          --                    18
     Depreciation and amortization                                  932                   390
                                                                -------                ------
     Total restructuring, non-cash stock
          and depreciation expense                                2,146                   408

LOSS FROM OPERATIONS                                             (6,512)                 (694)
                                                                =======                ======



THREE-MONTH RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                                          Three Months
                                                                         ended June 30,
                                                                   2001                  2002
                                                                   ----                  ----
REVENUE:
     eSolutions                                                   97.2%                100.0%
     Product distribution                                          2.8%                  0.0%
                                                                -------                ------
         Total revenue                                           100.0%                100.0%

COST OF REVENUE                                                   50.9%                 59.7%
     Gross margin                                                 49.1%                 40.3%
OPERATING EXPENSES:
     Product development                                          33.9%                  1.3%
     General and administrative                                   56.9%                 38.3%
     Sales and marketing                                          54.4%                 21.1%
                                                                -------                ------
     Total operating expenses before restructuring
     Non-cash and depreciation expenses                          145.2%                 60.7%
                                                                -------                ------
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                        (96.1)%               (20.4%)

     Restructuring expenses                                       26.7%                  0.0%
     Non-cash stock Expense                                        0.0%                  1.3%
     Depreciation and amortization                                20.5%                 27.9%
                                                                -------                ------
     Total restructuring, non-cash stock
          and depreciation expense                                47.2%                 29.1%
LOSS FROM OPERATIONS                                            (143.3%)               (49.6%)
                                                                =======                ======

Three Months Ended June 30, 2001 and 2000

Revenue for the quarter ended June 30, 2002 decreased $3.1 million, or 69.2%, from 2001 revenues of $4.5 million to $1.4 million in 2002. The decree was primarily a result of lower market demand for IT services, and a struggling economy. Revenue in 2002 associated with eSolutions decreased $3.0 million, or 68.3%, from 2001, down to $1.4 million from $4.4 million. Product distribution was discontinued in the forth quarter of 2001 resulting in a revenue decreased $125,000.

Gross margin decreased $1.7 million, or 74.7%, from gross margin of $2.2 million in 2001 to $564,000 in 2002. As a percentage of revenue, gross profit decreased from 49.1% to 40.3%. The decrease in the gross margin was a result of decreasing margins in eSolutions caused by pricing pressures.

Product development costs decreased $1.5 million, or 98.8%, from expenses of $1.5 million in 2001 to $18,000 in 2002. As a percentage of revenue, product development costs decreased from 33.9% in 2001 to 1.3% in 2002. The decrease in product development cost is the result of narrowed focus on the areas that Navidec is pursuing.

General and administrative expenses decreased $2.0 million or 79.2%, from adjusted general and administrative expenses of $2.6 million in 2001 to $536,000 in 2002. As a percentage of revenue, general and administrative expenses decreased from 56.9% in 2001 to 38.3% in 2002. The decreased spending was primarily due to decreased overhead expenses related to lower revenues in 2002. Navidec is projecting general and administrative expenses to remain stable for the remainder of 2002, as a result of personnel changes and reduced overhead expenses.

Sales and marketing expenses decreased by $2.2 million, or 88.0%, from $2.5 million in 2001 to $296,000 in 2002. As a percentage of revenue, sales and marketing expenses decreased from 54.4% to 21.1% of revenue in 2001 and 2002, respectively.

To align Navidec's cost structure with changing market conditions and to create a more efficient and flexible organization, Navidec reduced its headcount by approximately 50 employees during the quarter ended June 30, 2001 and recorded restructuring charges of $1.2 million for severance and benefits.

During 2001, the Company cancelled approximately 1.3 million unexercised and outstanding stock options and granted 883,000 replacement options with a strike price of zero. Deferred compensation was recorded for the intrinsic value of the options and compensation expense of $566,000 was recorded as non cash stock expense as the deferred compensation was amortized. On June 30, 2002 $88,000 of deferred compensation remained, which will be amortized into non cash stock expense in future periods. During the quarter ended June 30, 2002 the Company had non cash stock expense of $18,000. The allocation of non cash stock expense to the same functional classification as the employees' cash compensation is as follows:

                                                      March 31,
                                                        2002
                                                   (In Thousands)

            Cost of revenue                             $3
            Sales and marketing                          1
            General and administrative                  14
                                                        --
              Total non cash stock expense             $18
                                                       ===

Depreciation and amortization decreased $542,000 or 58.2% from $932,000 in 2001 to $390,000 in 2002. Depreciation was down in part due to asset impairments during the year and due to more assets becoming fully depreciated.

During the quarter ended June 30, 2001 Navidec realized a loss of $1.4 million on the sale of the majority of its holding in CarPoint, Inc and the write down of the remaining balance to fair value. The remainder of the CarPoint stock was carried at $588,000 at December 31, 2001 and was sold in March 2002.

During the quarter ended June 30, 2001 Navidec renegotiated a note payable resulting in an extraordinary gain of $450,000 for the quarter. No similar transactions occurred in 2002.

As a result of the items discussed above, we recorded a net loss of $770,000 for the quarter ended June 30, 2002 versus a net loss of $7.5 million in 2001. Our basic and diluted loss per share was $0.07 in 2002 versus basic and diluted loss per share of $0.64 in 2001.

SIX-MONTH RESULTS OF OPERATIONS

                                                                           Six Months
                                                                         ended June 30,
                                                                   2001                  2002
                                                                   ----                  ----
REVENUE:
     eSolutions                                                  12,844                 3,794
     Product distribution                                           307                    --
                                                                -------                ------
         Total revenue                                           13,151                 3,794
COST OF REVENUE                                                   7,276                 2,291
                                                                -------                ------
     Gross margin                                                 5,875                 1,503

OPERATING EXPENSES:
     Product development                                          3,124                   102
     General and administrative                                   4,999                 1,172
     Sales and marketing                                          5,373                   666
                                                                -------                ------
     Total operating expenses before restructuring
     Non-cash stock and depreciation expenses                    13,496                 1,940
                                                                -------                ------
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                        (7,621)                 (437)

     Restructuring expenses                                       2,020                    --
     Non-cash stock expense                                          --                    41
     Depreciation and amortization                                1,575                   777
                                                                -------                ------
     Total restructuring, non-cash stock
          and depreciation expense                                3,595                   818

LOSS FROM OPERATIONS                                            (11,216)               (1,255)
                                                               ========               =======



THREE-MONTH RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                                           Six Months
                                                                         ended June 30,
                                                                   2001                  2002
                                                                   ----                  ----
REVENUE:

     eSolutions                                                   97.7%                100.0%
     Product distribution                                          2.3%                  0.0%
                                                                -------                ------
         Total revenue                                           100.0%                100.0%

COST OF REVENUE                                                   55.3%                 60.4%
     Gross margin                                                 44.7%                 39.6%

OPERATING EXPENSES:
     Product development                                          23.8%                  2.7%
     General and administrative                                   38.0%                 30.9%
     Sales and marketing                                          40.9%                 17.6%
                                                                -------                ------
     Total operating expenses before restructuring
     Non-cash and depreciation expenses                          102.6%                 51.1%
                                                                -------                ------
LOSS FROM OPERATIONS BEFORE


RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                       (57.9)%                (11.5)%

       Restructuring expenses                                     15.4%                  0.0%
     Non-cash stock Expense                                        0.0%                  1.1%
     Depreciation and amortization                                12.0%                 20.5%
                                                                -------                ------
     Total restructuring, non-cash stock
          and depreciation expense                                27.3%                 21.6%
LOSS FROM OPERATIONS                                            (85.3)%               (33.1)%
                                                                =======               =======



Six Months Ended June 30, 2001 and 2000

Revenue for the six months ended June 30, 2002 decreased $9.4 million, or 71.2%, from 2001 revenues of $13.2 million to $3.8 million in 2002. The decree was primarily a result of lower market demand for IT services, and a struggling economy. Revenue in 2002 associated with eSolutions decreased $9.0 million, or 70.5%, from 2001, down to $3.8 million from $12.8 million. Product distribution was discontinued in the forth quarter of 2001 resulting in a revenue decreased $307,000.

Gross margin decreased $4.4 million, or 74.4%, from gross margin of $5.8 million in 2001 to $1.5 million in 2002. As a percentage of revenue, gross profit decreased from 44.7% to 39.6%. The decrease in the gross margin was a result of decreasing margins in eSolutions due to pricing pressures.

Product development costs decreased $3.0 million, or 96.7%, from expenses of $3.1 million in 2001 to $102,000 in 2002. As a percentage of revenue, product development costs decreased from 23.8% in 2001 to 2.7% in 2002. The decrease in product development cost is the result of narrowed focus on the areas that Navidec is pursuing.

General and administrative expenses decreased $3.8 million or 76.6%, from adjusted general and administrative expenses of $5.0 million in 2001 to $1.2 million in 2002. As a percentage of revenue, general and administrative expenses decreased from 38.0% in 2001 to 30.9% in 2002. The decreased spending was primarily due to decreased overhead expenses related to lower revenues in 2002. Navidec is projecting general and administrative expenses to remain stable for the remainder of 2002, as a result of personnel changes and reduced overhead expenses.

Sales and marketing expenses decreased by $4.7 million, or 87.6%, from $5.4 million in 2001 to $666,000 in 2002. As a percentage of revenue, sales and marketing expenses decreased from 40.9% to 17.6% of revenue in 2001 and 2002, respectively.

To align Navidec's cost structure with changing market conditions and to create a more efficient and flexible organization, Navidec reduced its headcount by approximately 95 employees during six months ended June 30, 2001 and recorded restructuring charges of $2.0 million for severance and benefits.

During 2001, the Company cancelled approximately 1.3 million unexercised and outstanding stock options and granted 883,000 replacement options with a strike price of zero. Deferred compensation was recorded for the intrinsic value of the options and compensation expense of $566,000 was recorded as non-cash stock expense as the deferred compensation was amortized. On June 30, 2002 $88,000 of deferred compensation remained, which will be amortized into non-cash stock expense in future periods. During the six months ended June 30, 2002 the Company had non-cash stock expense of $41,000. The allocation of non cash stock expense to the same functional classification as the employees' cash compensation is as follows:

                                                     June 30,
                                                       2002
                                                 (In Thousands)
           Cost of revenue                             $7
           Sales and marketing                          2
           General and administrative                  32
                                                       --
             Total non cash stock expense             $41
                                                      ===

Depreciation and amortization decreased $798,000 or 50.7% from $1.6 million in 2001 to $777,000 in 2002. Depreciation was down in part due to asset impairments during the year and due to more assets becoming fully depreciated.

During the first six months of 2001 the company reduced the carrying value of its investment in CarPoint, Inc to net realizable value and sold 12.3 million shares of its 13.3 million shares held. Navidec recorded an other than temporary loss on its investment in CarPoint, Inc. of $44.5 million. The remainder of the CarPoint stock was carried at $588,000 at December 31, 2001 and was sold in March 2002.

During the quarter ended June 30, 2001 Navidec renegotiated a note payable resulting in an extraordinary gain of $450,000 for the quarter. No similar transactions occurred in 2002.

The Company reversed its deferred tax liabilities during the first quarter of 2001 resulting in a non-cash benefit of $8 million.

As a result of the items discussed above, we recorded a net loss of $1.4 million for the six months ended June 30, 2002 versus a net loss of $47.4 million in 2001. Our basic and diluted loss per share was $0.12 in 2002 versus basic and diluted loss per share of $4.07 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through June 30, 2002, we funded our operations primarily from the following sources:

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

As of June 30, 2002, we had cash and cash equivalents of $637,000, restricted cash of $600,000 and working capital of $1.6 million. This compares with cash and cash equivalents of $4.9 million, and working capital of $6.0 million as of June 30, 2001.

Cash used in our operating activities totaled $2.0 million for the six months ended June 30, 2002 compared with $8.3 million for the six months ended June 30, 2001. This was due to a decrease in net loss before non-cash adjustments of $46.1 million between periods ($47.4 million in 2001 to $1.3 million in 2002) and cash used in changes in net operating assets of $1.5 million in 2002 versus cash provided of $1.0 million in 2001.

Cash provided by investing activities totaled $525,000 for the six months ended June 30, 2002 compared with $10.6 million for the six months ended June 30, 2001.

Cash used in financing activities was $264,000 during the six months ended June 30, 2002 and $915,000 for the six months ended June 30, 2001.

At June 30, 2002, the Company had $844,000 outstanding under its term credit facility. At June 30, 2002 the Company had $350,000 outstanding under its line of credit agreement with the Bank. Availability under the line of credit, is limited to the lesser of $1 million or 70% of net accounts receivable less than 90 days old, and further limited by the amount of the term loan outstanding that is in excess of cash collateral. The term loan is due monthly with principal and interest payments through December 2004. The Company is required to maintain certain financial covenants on a monthly basis. Those covenants include a minimum quick asset ratio of 1 to 1, increasing to 1.4 to 1 in September 2002, and a minimum tangible net worth of $3,650,000, plus 50% of quarterly income if any.

If, the Company experiences a larger than anticipated decline in revenues, the Company may not be able to comply with these covenants. If the Company violates its covenants, it may be required to pay the balance of the term loan, and funds may not be available under the line of credit.

If Navidec is not able to maintain compliance with its debt covenants, the Company will seek to renegotiate or obtain alternative financing. The Company has implemented a plan of action in order to sustain operations and satisfy the financial covenants on its credit facilities. During 2001, the Company significantly reduced costs through headcount reductions. Furthermore, the Company continues to evaluate its contractual obligations and is seeking to renegotiate certain of these obligations in order to further reduce costs. The Company would consider further significant reductions in its operating activities if these funds are insufficient to sustain operations, or the financial covenants are in jeopardy of being violated in 2002. The Company believes that its cash and cash equivalents, working capital, amounts available under its line of credit will sustain operations until the end of 2002. However, there can be no guarantee the Company will be successful in these efforts.

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

Navidec is subject to various contractual obligations including long-term debt, capital leases, and operating leases. The table below summarizes these contractual obligations by year (in thousands):

                                                             Less than
                                                 Total       1 year      1-3 yrs.    Thereafter

      Long-term debt,
        including current portion                 $844       $  311       $  533        $   --
      Line of Credit                               350          350           --            --
      Capital leases                               372          280           92            --
      Operating leases                           2,249          540        1,709            --
                                                ------       ------       ------        ------
      Total contractual cash obligations        $3,815       $1,481       $2,334        $   --
                                                ======       ======       ======        ======



The Company's debt agreement requires the Company to maintain certain financial covenants. If the Company does not maintain these covenants, the lender may demand repayment thus accelerating the amounts due.

In addition to these obligations, the Company maintains a standby letter of credit for $600,000, collateralized by $600,000 of certificates of deposit shown as restricted cash in the consolidated financial statements. This letter of credit must be maintained by the Company through the term of its office lease, which expires in December 2004.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Navidec is exposed to the impact of interest rate changes and change in the market values of its investments. Based on our market risk sensitive instruments outstanding as of June 30, 2002, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - At June 30, 2002, Navidec's exposure to market rate risk for changes in interest rates relates primarily to its borrowings. Navidec has not used derivative financial instruments in its credit facilities. At December 31, 2001, the company had $1 million of debt outstanding at a floating interest rate of Prime + 1.50% with a floor of 8.4% (8.4% at March 31, 2002). The estimated fair value of our long-term debt approximates its carrying value because of the variable rates. The debt matures as follows: 2002 - $311,000; 2003 - $330,000; 2004 - $359,000. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

                                  NAVIDEC, INC.



By  /S/RALPH ARMIJO
Ralph Armijo
President and CEO

Date:  August 14, 2002


By  /S/ PAT MAWHINNEY
Pat Mawhinney
Chief Financial Officer

Date: August 14, 2002