Form 10-Q
period 2002-09-30
NAVIDEC INC
filed 2002-11-15
CIK 1023734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the period ended September 30, 2002.

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from January 1, 2002 to September 30, 2002.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2002, Registrant had 11,697,000 shares of common stock outstanding

                                 NAVIDEC, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                  Balance Sheets as of September 30, 2002 and December 31, 2001

                  Statements of Operations, Three and Nine months ended September 30, 2002 and 2001

                  Statements of Cash Flows, Nine months ended September 30, 2002 and 2001

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 NAVIDEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                          December 31,         September 30,
                                                                             2001                  2002
                                                                          ------------         -------------
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                              $ 2,465               $    98
     Restricted cash                                                          1,200                    --
     Accounts receivable, net                                                 2,475                 1,063
     Costs and estimated earnings in excess of billings                          --                     3
     Inventory                                                                  320                   320
     Prepaid expenses and other                                                  32                   897
                                                                            -------               -------
           Total current assets                                               6,492                 2,381

   PROPERTY, EQUIPMENT AND SOFTWARE, net                                      3,497                 2,308

   OTHER ASSETS:
     Investment in CarPoint                                                     588                    --
     Other investments                                                           17                    --
     Other assets                                                                18                    --
                                                                            -------               -------
   TOTAL ASSETS                                                             $10,612               $ 4,689
                                                                            =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Accounts payable                                                       $ 2,511                  $852
     Accrued liabilities                                                      1,153                   135
     Current borrowings                                                         843                   688
     Deferred revenue                                                           144                     4
                                                                            -------               -------
           Total current liabilities                                          4,651                 1,679

   NON CURRENT LIABILITIES:
     Long-term borrowings                                                       927                    --
     Other                                                                       67                    --

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
     Common stock, no par value, 20,000 shares authorized,
     Voting 10,939 and 10,939 shares outstanding                             54,532                54,451
     Non-voting stock 701 shares outstanding                                  5,817                 5,817
     Warrants for common stock                                                1,175                 1,175
     Accumulated other comprehensive income                                     (12)                  (17)
     Deferred compensation                                                     (191)                  (55)
     Retained earnings (deficit)                                            (56,354)              (58,361)
                                                                            -------               -------
           Total stockholders' equity                                         4,967                 3,010
                                                                            -------               -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $10,612               $ 4,689
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

                                 NAVIDEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                        3 Months Ended                9 Months Ended
                                                         September 30,                  September 30,
                                                      2001          2002            2001            2002
                                                      ----          ----            ----            ----
REVENUE                                             $ 5,579        $  756         $ 18,730        $ 4,550
COST OF REVENUE                                       2,738           317           10,014          2,608
                                                    -------        ------         --------        -------
GROSS PROFIT                                          2,841           439            8,716          1,942

OPERATING EXPENSES:
   Product development                                  564            15            3,688            117
   General and administrative                         1,281           439            6,280          1,611
   Sales and marketing                                1,216           147            6,589            813
   Restructuring expenses                             1,831            --            3,851             --
   Stock Expense                                        244            13              244             54
   Loss on impairment of Capital Asset                1,057            --            1,239             --
   Depreciation and amortization                      1,035           390            2,428          1,167
                                                    -------        ------         --------        -------
     Total operating expenses                         7,228         1,004           24,319          3,762
                                                    -------        ------         --------        -------
LOSS FROM OPERATIONS                                 (4,387)         (565)         (15,603)        (1,820)

OTHER INCOME (EXPENSE):
   Other Income                                        (123)          (91)             170           (188)
   Loss on
   CarPoint, Inc. investment                             --            --          (44,903)            --
                                                    -------        ------         --------        -------
     Total other loss, net                             (123)          (91)         (44,733)          (188)
                                                    -------        ------         --------        -------

NET INCOME (LOSS) BEFORE TAXES
AND EXTRAORDINARY GAIN                               (4,510)         (656)         (60,336)        (2,008)
INCOME TAX BENEFIT                                       --            --            8,000             --
                                                    -------        ------         --------        -------
NET LOSS BEFORE
EXTRAORDINARY ITEMS                                  (4,510)         (656)         (52,366)        (2,008)
GAIN ON REDUCTION OF DEBT                                --            --              450             --
                                                    -------        ------         --------        -------
NET LOSS                                            $(4,510)       $ (656)        $(51,866)       $(2,008)

NET LOSS BEFORE
EXTRAORDINARY ITEMS
Per Share basic and diluted                         $  (.39)       $ (.06)        $  (4.50)       $  (.17)
                                                    =======        ======         ========        =======
NET INCOME (LOSS)
Per Share basic and diluted                         $  (.39)       $ (.06)        $  (4.46)       $  (.17)
                                                    =======        ======         ========        =======
WEIGHTED AVERAGE
SHARES OUTSTANDING Basic                             11,640        11,694           11,640         11,681
Diluted                                              11,640        11,694           11,640         11,681

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 NAVIDEC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                        2001             2002
                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $(51,886)         $(2,008)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation                                                     2,428            1,167
       Extraordinary Gain                                                (450)              --
       Loss on sale of CarPoint, Inc.                                  44,903               --
       Loss on impairment of assets                                     1,239               --
       Loss on sale of assets                                              41               --
       Income tax benefit                                              (8,000)              --
       Provision for bad debt                                             644              110
       Realized gain on investment                                       (213)              --
       Non-cash stock expense                                             244               54
       Deferred Compensation                                               --               82
   Changes in operating assets and liabilities:
       Accounts receivable                                                430             1302
       Costs and estimated earnings in excess of billings                 868               (3)
       Inventory                                                          112               --
       Prepaid expenses and other assets                                  471             (865)
       Restricted Cash                                                     --            1,200
       Accounts payable                                                (1,001)          (1,659)
       Accrued liabilities                                                 --           (1,018)
       Deferred revenue                                                    12             (140)
       Other                                                               --               18
                                                                     --------          -------
   Net cash used in operating activities                              (10,158)          (1,760)
                                                                     --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Sale (Purchase) of property, equipment and software             (1,268)              22
       Proceeds from the sale of marketable debt securities             2,990               --
       Proceeds from the sale of assets                                   242
       Repayment of Notes Receivable                                    1,672
       Settlement of costs on sale of CarPoint                           (815)
       Sale of equity investments                                       7,742              588
       Other                                                               --              (67)
                                                                     --------          -------
   Net cash provided by investing activities                           10,563              543
                                                                     --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on notes payable and capital lease obligations         (1,153)          (1,500)
       Proceeds from notes payable                                         --              350
       Proceeds from issuance of common stock and warrants                 --               --
                                                                     --------          -------
   Net cash used in financing activities                               (1,153)          (1,150)
                                                                     --------          -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (748)          (2,367)

CASH AND CASH EQUIVALENTS, beginning of period                          3,475            2,465
                                                                     --------          -------

CASH AND CASH EQUIVALENTS, end of period                             $  2,772          $    98
                                                                     --------          -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

       Cash paid for interest                                        $    127          $    71
       Capital acquired under capital lease                          $    106          $    --

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results for the interim period presented have been made.

(2) LIQUIDITY

The Company's financial statements for the nine months ended September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of $2,008,000 for the nine months ended September 30, 2002 and has a working capital of $1,841,000 as of September 30, 2002. At September 30, 2002, the Company had $307,000 outstanding under its term credit facility. At September 30, 2002 the Company had $125,000 outstanding under its line of credit agreement with the Bank. During the third quarter of 2002, the company was out of compliance with the covenants of its loan and as such it not able to draw additional amounts against its line of credit, in addition the Bank accelerated the term note, which is now due monthly with principal and interest payments through September 2003. Subsequent to September 30, 2002, entered into an agreement with Interactive Capital to raise a minimum of $500,000 to a maximum of $5,000,000 subject to shareholder approval.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or be cash positive or raise necessary additional debt and/or equity capital. Management believes that if the Company can obtain additional funding, as described above, the Company will have adequate capital resources to continue operating and maintain its business strategy during the next 12 months. If substantial losses continue and/or the Company is unable to raise additional capital, liquidity problems could cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

(3) COMPREHENSIVE INCOME

Comprehensive income includes net income or loss and changes in equity from non-owner transactions. The Company's comprehensive losses for the three-month period and six-month period ended June 30, 2001 and 2002 were:

                                              For the Three Months Ended
                                                     September 30
                                                    (in thousands)
                                                2001                2002
                                                ----                ----
Net income (loss)                             $(4,510)             $(656)
   Unrealized gain (loss), net of taxes
     and reclassification adjustments             (23)                --
                                              -------              -----
Comprehensive income (loss)                   $(4,533)             $(656)

                                               For the Nine Months Ended
                                                      September 30
                                                     (in thousands)
                                               2001                2002
                                               ----                ----
Net income (loss)                            $(51,886)           $(2,008)
   Unrealized gain (loss), net of taxes
     and reclassification adjustments            (810)                (4)
                                             --------             -------
Comprehensive income (loss)                  $(52,696)           $(2,012)

(4) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

(5) COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings as of September 30, 2002 and 2001 are comprised of the following (in thousands):

                                                      June 30,
                                                2002           2001
                                                ----           ----
Costs incurred on contracts in progress         $21          $  607
Estimated earnings                               25             983
                                                ---          ------
                                                 46           1,590
Less progress billings                          (43)           (913)
                                                ---          ------
                                                $ 3          $  677
                                                ===          ======

(6) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of products held for resale and use in on-line solutions.

(7) NET INCOME (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded common stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share, as the effect of all such securities is anti-dilutive for all periods presented. Shares issuable under warrants and options were 1,160,000 and 823,000 as of September 30, 2001 and 2002, respectively.

(8) SEGMENT REPORTING

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

The following provides information on the Company's segments (unaudited):

                                           For the Three Months Ended
                                               September 30, 2001
                                                 (in thousands)
                                                            Product
                                         eSolutions       Distribution       Corporate             Total
Revenues from external
customers..................                $5,492            $ 87           $    --              $ 5,579

Loss from operations.......                $ (189)           $(31)          $(4,167)(1)          $(4,387)

Identifiable assets........                $4,861            $124           $ 8,722(2)           $13,707

                                           For the Three Months Ended
                                               September 30, 2002
                                                 (in thousands)
                                                            Product
                                          eSolutions      Distribution       Corporate             Total
Revenues from external
customers.................                 $  756             $ --           $   --               $  756

Loss from operations......                 $ (162)            $ --           $ (494)(1)           $ (656)

Identifiable assets.......                 $1,066             $ --           $3,623(2)            $4,689

                                           For the Nine Months Ended
                                               September 30, 2001
                                                 (in thousands)
                                                            Product
                                          eSolutions      Distribution       Corporate             Total
Revenues from external
customers.................                 $18,336           $ 394          $    --              $ 18,730

Loss from operations......                 $(7,669)          $(172)         $(7,762)(1)          $(15,603)

Identifiable assets.......                 $ 4,861           $ 124          $ 8,722(2)           $ 13,707

                                           For the Nine Months Ended
                                               September 30, 2002
                                                 (in thousands)
                                                            Product
                                          eSolutions      Distribution       Corporate             Total
Revenues from external
customers.................                 $4,550            $  --          $    --              $ 4,550

Loss from operations......                 $ (599)           $  --          $(1,409)(1)          $(2,008)

Identifiable assets.......                 $1,066            $  --          $ 3,623(2)           $ 4,689

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

(12) SUBSEQUENT EVENTS

Navidec signed an agreement with Interactive Capital, Inc. that will allow it to draw up to $5 million over the next two years. Interactive Capital's initial debenture will be for $250,000 with a conversion price of $.10 per common share. Future purchases will also take the form of convertible debentures priced to convert at the market at the time the debentures are purchased. The Company will be seeking shareholder approval to permit the balance of the financing.

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

During the first nine months of 2002, Navidec generated revenues from its eSolutions division. Approximately 50% of the eSolutions revenue was generated from fixed-price, fixed completion date contracts. In developing these contracts, consideration is given to the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. The goal is to make most eSolutions work deliverable within a ninety
(90) to one hundred twenty (120)-day time frame. Revenue for this work is recognized on percentage-of-completion accounting basis using the ratio of direct costs incurred as compared to the estimated total direct costs of the engagement. The remaining 50% of revenue is from work done on a time and materials basis. Revenue for this work is recognized as it is completed. Navidec is focused on expanding its eSolutions services offerings and to incorporating applications management and hosting services, which have the potential to generate recurring revenues.

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

THREE-MONTH RESULTS OF OPERATIONS

                                                              Three Months
                                                          ended September 30,
                                                             (in thousands)
                                                         2001            2002
                                                         ----            ----
REVENUE:
     eSolutions                                         $5,492           $756
     Product distribution                                   87             --
                                                        ------           ----
         Total revenue                                   5,579            756
COST OF REVENUE                                          2,738            317
                                                        ------           ----
     Gross margin                                        2,841            439

                                                              Three Months
                                                          ended September 30,
                                                             (in thousands)
                                                         2001            2002
                                                         ----            ----
OPERATING EXPENSES:
     Product development                                    564             15
     General and administrative                           1,281            439
     Sales and marketing                                  1,216            147
                                                        -------          -----
     Total operating expenses before restructuring
     Non-cash stock and depreciation expenses             3,061            601
                                                        -------          -----
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                  (220)          (162)

     Restructuring expenses                               2,888             --
     Non-cash stock expense                                 244             13
     Depreciation and amortization                        1,035            390
                                                        -------          -----
     Total restructuring, non-cash stock
         and depreciation expense                         4,167            403

LOSS FROM OPERATIONS                                    $(4,387)         $(565)
                                                        =======          =====

THREE-MONTH RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                             Three Months
                                                            ended June 30,
                                                            2001       2002
                                                            ----       ----
REVENUE:
     eSolutions                                             98.4%     100.0%
     Product distribution                                    1.6%       0.0%
                                                           -----      -----
         Total revenue                                     100.0%     100.0%

COST OF REVENUE                                             49.1%      41.9%
     Gross margin                                           50.9%      58.1%
OPERATING EXPENSES:
     Product development                                    10.1%       2.0%
     General and administrative                             23.0%      58.1%
     Sales and marketing                                    21.8%      19.4%
                                                           -----      -----
     Total operating expenses before restructuring
     Non-cash and depreciation expenses                     54.9%      79.5%
                                                           -----      -----
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                   (3.9)%    (21.4)%

     Restructuring expenses                                 51.8%       0.0%
     Non-cash stock Expense                                  4.4%       2.0%
     Depreciation and amortization                          18.6%      51.6%
                                                           -----      -----
     Total restructuring, non-cash stock
         and depreciation expense                           74.7%      53.5%
LOSS FROM OPERATIONS                                       (78.6)%    (74.7)%
                                                           =====      =====

Three Months Ended September 30, 2002 and 2001

Revenue for the quarter ended September 30, 2002 decreased $4.8 million, or 86.4%, from 2001 revenues of $5.6 million to $756,000 in 2002. The decrease was primarily a result of lower market demand for IT services, the discontinuation of hardware sales associated with eSolutions sales and a struggling economy. Revenue in 2002 associated with eSolutions decreased $4.7 million, or 86.2%, from 2001 revenues of $5.5 million to $756,000 in 2002. Product distribution was discontinued in the forth quarter of 2001 resulting in a revenue decreased $87,000.

Gross margin decreased $2.4 million, or 84.5%, from gross margin of $2.8 million in 2001 to $439,000 in 2002. As a percentage of revenue, gross profit increased from 50.9% to 58.1%. The increase in the gross margin was a result of discontinued hardware sales associated with eSolutions project that was discontinued in the 2nd quarter of 2002.

Product development costs decreased $549,000 or 97.3%, from expenses of $564,000 million in 2001 to $15,000 in 2002. As a percentage of revenue, product development costs decreased from 10.1% in 2001 to 2.0% in 2002. The decrease in product development cost is the result of narrowed focus on the areas that Navidec is pursuing.

General and administrative expenses decreased $842,000 or 65.7%, from general and administrative expenses of $1.3 million in 2001 to $439,000 in 2002. As a percentage of revenue, general and administrative expenses increased from 23.0% in 2001 to 58.1% in 2002. The decreased spending was primarily due to decreased overhead expenses related to lower revenues in 2002. Navidec is projecting general and administrative expenses to decrease during the forth quarter of 2002, as a result of personnel changes and reduced overhead expenses.

Sales and marketing expenses decreased by $1.0 million, or 87.9%, from $1.2 million in 2001 to $147,000 in 2002. As a percentage of revenue, sales and marketing expenses decreased from 21.8% to 19.4% of revenue in 2001 and 2002, respectively.

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

During 2001, the Company cancelled approximately 1.3 million unexercised and outstanding stock options and granted 883,000 replacement options with a strike price of zero. Deferred compensation was recorded for the intrinsic value of the options and compensation expense of $566,000 was recorded as non cash stock expense as the deferred compensation was amortized. On September 30, 2002 $55,000 of deferred compensation remained, which will be amortized into non-cash stock expense in future periods. During the quarter ended September 30, 2002 the Company had non-cash stock expense of $13,000. The allocation of non cash stock expense to the same functional classification as the employees' cash compensation is as follows:

                                September 30,
                                    2002
                                (In Thousands)
Cost of revenue                      $ 3
Sales and marketing                    1
General and administrative            11
                                     ---
  Total non cash stock expense       $15
                                     ===

Depreciation and amortization decreased $645,000 or 62.3% from $1.0 million in 2001 to $390,000 in 2002. Depreciation was down in part due to asset impairments during the year and due to more assets becoming fully depreciated.

As a result of the items discussed above, we recorded a net loss of $656,000 for the quarter ended June 30, 2002 versus a net loss of $4.5 million in 2001. Our basic and diluted loss per share was $0.06 in 2002 versus basic and diluted loss per share of $0.39 in 2001.

NINE-MONTH RESULTS OF OPERATIONS

                                                               Nine Months
                                                           ended September 30,
                                                              (in thousands)
                                                           2001           2002
                                                           ----           ----
REVENUE:
     eSolutions                                          $ 18,336       $ 4,550
     Product distribution                                     394            --
                                                         --------       -------
         Total revenue                                     18,730         4,550
COST OF REVENUE                                            10,014         2,608
                                                         --------       -------
     Gross margin                                           8,716         1,942
OPERATING EXPENSES:
     Product development                                    3,688           117
     General and administrative                             6,280         1,611
     Sales and marketing                                    6,589           813
                                                         --------       -------
     Total operating expenses before restructuring
     Non-cash stock and depreciation expenses              16,557         2,541
                                                         --------       -------
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                  (7,841)         (599)
     Restructuring expenses                                 5,090            --
     Non-cash stock expense                                   244            54
     Depreciation and amortization                          2,428         1,167
                                                         --------       -------
     Total restructuring, non-cash stock
         and depreciation expense                           7,762         1,221

LOSS FROM OPERATIONS                                     $(15,603)      $(1,820)
                                                         ========       =======

NINE-MONTH RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                               Nine Months
                                                           ended September 30,
                                                           2001           2002
                                                           ----           ----
REVENUE:
     eSolutions                                           97.9%          100.0%
     Product distribution                                  2.1%            0.0%
                                                         -----           -----
         Total revenue                                   100.0%          100.0%
COST OF REVENUE                                           55.5%           57.3%
     Gross margin                                         46.5%           42.7%

OPERATING EXPENSES:
     Product development                                  19.7%            2.6%
     General and administrative                           33.5%           35.4%
     Sales and marketing                                  35.2%           17.9%
                                                         -----           -----
     Total operating expenses before restructuring
     Non-cash and depreciation expenses                   88.4%           55.8%
                                                         -----           -----
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                (41.9)%          (13.2)%
     Restructuring expenses                               27.2%            0.0%
     Non-cash stock Expense                                1.3%            1.2%
     Depreciation and amortization                        13.0%           25.6%
                                                         -----           -----
     Total restructuring, non-cash stock
         and depreciation expense                         41.5%           26.8%

LOSS FROM OPERATIONS                                     (83.3)%         (40.0)%
                                                         =====           =====

Nine Months Ended June 30, 2002 and 2001

Revenue for the nine months ended September 30, 2002 decreased $14.2 million, or 75.7%, from 2001 revenues of $18.7 million to $4.6 million in 2002. The decree was primarily a result of lower market demand for IT services, and a struggling economy. Revenue in 2002 associated with eSolutions decreased $13.8 million, or 75.2%, from 2001, down to $4.6 million from $18.3 million. Product distribution was discontinued in the forth quarter of 2001 resulting in a revenue decreased $394,000.

Gross margin decreased $6.8 million, or 77.7%, from gross margin of $8.7 million in 2001 to $1.9 million in 2002. As a percentage of revenue, gross profit decreased from 46.5% to 42.7%. The decrease in the gross margin was a result of decreasing margins in eSolutions due to pricing pressures.

Product development costs decreased $3.6 million, or 96.8%, from expenses of $3.7 million in 2001 to $117,000 in 2002. As a percentage of revenue, product development costs decreased from 19.7% in 2001 to 2.6% in 2002. The decrease in product development cost is the result of narrowed focus on the areas that Navidec is pursuing.

General and administrative expenses decreased $4.7 million or 74.3%, from general and administrative expenses of $6.3 million in 2001 to $1.6 million in 2002. As a percentage of revenue, general and administrative expenses increased from 33.5% in 2001 to 35.4% in 2002. The decreased spending was primarily due to decreased overhead expenses related to lower revenues in 2002. Navidec is projecting general and administrative expenses to remain stable for the remainder of 2002, as a result of personnel changes and reduced overhead expenses.

Sales and marketing expenses decreased by $5.8 million, or 87.7%, from $6.6 million in 2001 to $813,000 in 2002. As a percentage of revenue, sales and marketing expenses decreased from 35.2% to 17.9% of revenue in 2001 and 2002, respectively.

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

During 2001, the Company cancelled approximately 1.3 million unexercised and outstanding stock options and granted 883,000 replacement options with a strike price of zero. Deferred compensation was recorded for the intrinsic value of the options and compensation expense of $566,000 was recorded as non-cash stock expense as the deferred compensation was amortized. On September 30, 2002 $55,000 of deferred compensation remained, which will be amortized into non-cash stock expense in future periods. During the nine months ended September 30, 2002 the Company had non-cash stock expense of $54,000. The allocation of non cash stock expense to the same functional classification as the employees' cash compensation is as follows:

                                 September 30,
                                     2002
                                (In Thousands)
Cost of revenue                      $10
Sales and marketing                    3
General and administrative            42
                                     ---
  Total non cash stock expense       $55
                                     ===

Depreciation and amortization decreased $1.3 million or 51.9% from $2.4 million in 2001 to $1.2 million in 2002. Depreciation was down in part due to asset impairments during the year and due to more assets becoming fully depreciated.

During the first nine months of 2001 the company reduced the carrying value of its investment in CarPoint, Inc to net realizable value and sold 12.3 million shares of its 13.3 million shares held. Navidec recorded an other than temporary loss on its investment in CarPoint, Inc. of $44.5 million. The remainder of the CarPoint stock was carried at $588,000 at December 31, 2001 and was sold in March 2002.

During the quarter ended June 30, 2001 Navidec renegotiated a note payable resulting in an extraordinary gain of $450,000 for the quarter. No similar transactions occurred in 2002.

The Company reversed its deferred tax liabilities during the first quarter of 2001 resulting in a non-cash benefit of $8 million.

As a result of the items discussed above, we recorded a net loss of $2.0 million for the nine months ended September 30, 2002 versus a net loss of $51.8 million in 2001. Our basic and diluted loss per share was $0.17 in 2002 versus basic and diluted loss per share of $4.46 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through September 30, 2002, we funded our operations primarily from the following sources:

- equity proceeds through public offerings and private placements of our securities;

- revenue generated from operations;

- loans from principal shareholders and employees;

- loans and lines of credit; and

- accounts receivable factoring arrangements made available by banks.

The Company's financial statements for the nine months ended September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of $2,008,000 for the nine months ended September 30, 2002 and has a working capital of $1,841,000 as of September 30, 2002. At September 30, 2002, the Company had $307,000 outstanding under its term credit facility. At September 30, 2002 the Company had $125,000 outstanding under its line of credit agreement with the Bank. During the third quarter of 2002, the company was out of compliance with the covenants of its loan and as such it not able to draw additional amounts against its line of credit, in addition the Bank accelerated the term note, which is now due monthly with principal and interest payments through September 2003. Subsequent to September 30, 2002, entered into an agreement with Interactive Capital to raise a minimum of $500,000 to a maximum of $5,000,000 subject to shareholder approval.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or be cash positive or raise necessary additional debt and/or equity capital. Management believes that if the Company can obtain additional funding, as described above, the Company will have adequate capital resources to continue operating and maintain its business strategy during the next 12 months. If substantial losses continue and/or the Company is unable to raise additional capital, liquidity problems could cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Cash, flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.

As of September 30, 2002, we had cash and cash equivalents of $98,000, and working capital of $702,000. This compares with cash and cash equivalents of $2.7 million, and working capital of $3.9 million as of September 30, 2001.

Cash used in our operating activities totaled $1.8 million for the nine months ended September 30, 2002 compared with $10.2 million for the nine months ended September 30, 2001. This was due to a decrease in net loss before non-cash adjustments of $49.2 million between periods ($51.2 million in 2001 to $2.0 million in 2002) and cash used in changes in net operating assets of $1.2 million in 2002 versus cash provided of $892,000 in 2001.

Cash provided by investing activities totaled $543,000 for the nine months ended September 30, 2002 compared with $10.6 million for the nine months ended September 30, 2001.

Cash used in financing activities was $1.2 million during the nine months ended September 30, 2002 and $1.2 for the nine months ended September 30, 2001.

The Company's financial statements for the nine months ended September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of $2,008,000 for the nine months ended September 30, 2002 and has a working capital of $1,841,000 as of September 30, 2002. At September 30, 2002, the Company had $307,000 outstanding under its term credit facility. At September 30, 2002 the Company had $125,000 outstanding under its line of credit agreement with the Bank. During the third quarter of 2002, the company was out of compliance with the covenants of its loan and as such it not able to draw additional amounts against its line of credit, in addition the Bank accelerated the term note, which is now due monthly with principal and interest payments through September 2003. Subsequent to September 30, 2002, entered into an agreement with Interactive Capital to raise a minimum of $500,000 to a maximum of $5,000,000 subject to shareholder approval.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or be cash positive or raise necessary additional debt and/or equity capital. Management believes that if the Company can obtain additional funding, as described above, the Company will have adequate capital resources to continue operating and maintain its business strategy during the next 12 months. If substantial losses continue and/or the Company is unable to raise additional capital, liquidity problems could cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Navidec is subject to various contractual obligations including long-term debt, capital leases, and operating leases. The table below summarizes these contractual obligations by year (in thousands):

                                                     Less than
                                          Total        1 year      1-3 yrs.   Thereafter
Long-term debt,
  including current portion               $  383       $  383        $ --       $ --
Line of Credit                               125          125          --         --
Capital leases                               179          179          --         --
Operating leases                           1,215          540         675         --
                                          ------       ------        ----       ----
Total contractual cash obligations        $1,902       $1,227        $675       $ --
                                          ======       ======        ====       ====

Item 3.

CONTROLS AND PROCEEDURES

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on October 11, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended August 31, 2002.

Subsequent to October 11, 2002, through the date of this filing of Form 10-Q for the quarterly period ended August 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Navidec is exposed to the impact of interest rate changes and change in the market values of its investments. Based on our market risk sensitive instruments outstanding as of September 30, 2002, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - At September 30, 2002, Navidec's exposure to market rate risk for changes in interest rates relates primarily to its borrowings. Navidec has not used derivative financial instruments in its credit facilities. At December 31, 2001, the company had $1 million of debt outstanding at a floating interest rate of Prime + 1.50% with a floor of 8.4% (8.4% at September 30, 2002). The estimated fair value of our long-term debt approximates its carrying value because of the variable rates. The debt matures as follows: 2002 - $150,000; 2003 - $358,000;. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

                                 NAVIDEC, INC.

By /S/RALPH ARMIJO
Ralph Armijo
President and CEO

Date:  November 14, 2002

By /S/ PAT MAWHINNEY
Pat Mawhinney
Chief Financial Officer

Date: November 14, 2002

   Certification of the Chief Executive Office and Chief Financial officer of
            Navidec, Inc. Pursuant to 18 U.S.C. Section 1350

We certify that, to the best of our knowledge and belief, the Quarterly report on form 10Q of Navidec, Inc. for the period ended September 30, 2002:

         1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange act of 1934; and

         2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Navidec, Inc.

By /S/RALPH ARMIJO
Ralph Armijo
President and CEO

Date:  November 14, 2002

By /S/ PAT MAWHINNEY
Pat Mawhinney
Chief Financial Officer

Date: November 14, 2002

I, J. Ralph Armijo, Chief Executive Officer of Navidec, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Navidec, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certify officers and I are responsible for establishing and maintaing disclosure controls and procedures (as determined in Exchange act Rules 131-14 and 15Q-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date") and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certify officers and I have disclosed, passed on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors;

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certify officers and I have indicated in this quarterly report whether there where significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/  J. Ralph Armijo

J. Ralph Armijo
Chief Executive Officer

I, Patrick R. Mawhinney, Chief Financial Officer of Navidec, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Navidec, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certify officers and I are responsible for establishing and maintaing disclosure controls and procedures (as determined in Exchange act Rules 131-14 and 15Q-14) for the registrant and have:

         d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

         e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date") and

         f) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certify officers and I have disclosed, passed on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors;

         c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certify officers and I have indicated in this quarterly report whether there where significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Patrick R. Mawhinney

Patrick R. Mawhinney
Chief Financial Officer