Form 10-K
period 2002-12-31
NAVIDEC INC
filed 2003-03-31
CIK 1023734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  For the fiscal year ended December 31, 2002.
                          Commission File No.: 0-29098
                                  NAVIDEC, INC.
          (Exact name of registrant issuer as specified in its charter)

        Colorado                                             33-0502730
        --------                                             ----------
        (State or Other                                   (IRS Employer
        Jurisdiction of                             Identification No.)
        Incorporation or Organization)
        Fiddler's Green Center
        6399 S. Fiddler's Green Circle, Suite 300
        Greenwood Village, Colorado                            80111
        (Address of Principal Executive Offices)             (Zip Code)

        Registrant's telephone number, including area code: 303-222-1000
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, WITHOUT PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant as of March 14, 2003 was approximately $1,171,000 based on the closing price of the registrant's common stock as reported by the NASDAQ National Market at that date. As of March 14, 2003, 673,00 shares of the registrant's common stock were outstanding.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No _X_

                                  NAVIDEC, INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                      INDEX

Part I

Item 1   Business.........................................................................................................    3

Item 2   Properties.......................................................................................................    8

Item 3   Legal Proceedings................................................................................................    8

Item 4   Submission of Matters to a Vote of Security Holders..............................................................    8

Part II

Item 5   Market For Registrant's Common Stock and Related Stockholder Matters.............................................    9

Item 6   Selected Financial Data..........................................................................................    9

Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations............................   10

Item 7a  Quantitative and Qualitative Disclosures about Market Risk.......................................................   21

Item 8   Financial Statements and Supplementary Data......................................................................  F-1

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial

Disclosures...............................................................................................................   21

Part III

Item 10  Directors and Executive Officers of the Registrant...............................................................   22

Item 11  Executive Compensation...........................................................................................   24

Item 12  Security Ownership of Certain Beneficial Owners and Management...................................................   27

Item 13  Certain Relationships and Related Transactions...................................................................   28

Part IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................................   30

     Exhibits.............................................................................................................  3.1

                                     PART I

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2002, the end of the registrant's last fiscal year. Information in this Form 10-K contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Forward-Looking Statements" in
Item 7 of this Form 10-K.

ITEM 1. BUSINESS

GENERAL

ACI Systems, Inc., the predecessor to Navidec, Inc., ("Navidec" or the "Company") was incorporated under the laws of the State of Colorado in 1993. Navidec provides solutions to help organizations mange secure access to web applications within enterprise and across the business value chain. Navidec enables organizations to deliver single sign on capabilities to their employees, customers, suppliers and partners by providing an identity management infrastructure for user management, access control, and single entry point to personalized enterprise resources. Navidec provides consulting and engineering services in Access Management, User Management, Personalization and application Integration.

Navidec helps clients by:

- leveraging their current corporate assets and technology investments;

- combining and *-9consolidating diverse content, applications and services;

- securing and personalizing their business applications and information.

The core philosophy of Navidec is to develop long-term partnerships by dedicating teams of experienced personnel to a client's solutions to ensure longevity of the relationship and a consistent vision for their solution. The result is rapid deployment of efficient, cost effective e-business solutions, which position our customers for industry leadership.

In October of 2002, Navidec formed a new wholly owned subsidiary Navidec Capital, Inc, with the intention of acquiring companies that have positive cash flow, strong management and growth possibilities. Navidec Capital intends to utilize income methods of valuation to estimate the value of a specific income stream with consideration given to the risk inherent in that stream, in determining the price of an acquisition. The most common techniques under this methodology are capitalization of earnings, capitalization of excess earnings and discounted future earnings. These approaches concentrate on the income available to Navidec Capital from acquisitions. However, Navidec Capital may integrate other methods such as considering the market value of certain fixed assets and the cost of some intangibles.

Navidec Capital intends to acquire businesses whose cash flow stream ranges from $100,000 to $500,000 annually at the time of acquisition and whose management has demonstrated an ability to effectively manage a profitable growing business that has further growth potential.

Navidec Capital intends to acquire a minimum of controlling interest and preferably 100% of potential acquisitions and to primarily focus on acquisitions through an exchange of Navidec common stock. Additionally Navidec Capital does not expect to acquire any business that would require the issuance of more than 20% of the then outstanding common stock of Navidec, Inc.

SALE OF NAVIDEC'S INTEREST IN DRIVEOFF.COM, INC.

On August 2, 2000, Navidec entered into an agreement related to the acquisition of its subsidiary, DriveOff.com, Inc. ("DriveOff.com"), by CarPoint.com, LLC. Upon completion of the transaction on September 30, 2000, Navidec became an 8.38% shareholder of CarPoint, Inc. Microsoft Corporation, Ford Motor Company and WFC Holdings Corporation are also shareholders of CarPoint, Inc. In 2001, Navidec sold 12,258,300 shares of CarPoint, Inc. for net proceeds of $6.9 million. In March of 2002, Navidec sold its remaining shares of CarPoint, Inc. for net proceeds of $588,000. As of December 31, 2002 Navidec held no shares in CarPoint, Inc.

FINANCIAL INFORMATION ABOUT SEGMENTS

Information relating to Navidec's business segments is set forth in Note 10 to the Financial Statements, and notes thereto, beginning on page F-22.

NAVIDEC'S STRATEGY

Navidec's strategy for sustainable growth and market leadership is to continue providing customer-driven solutions, services for businesses engaging in web-based operations and the acquisition of other technology companies that round out Navidec's offering and provide positive cash flows. Navidec expects to achieve market leadership through its (i) commitment to customer demands, (ii) expertise in best-of-breed technologies, (iii) acquisition of complementary companies and (iv) efficient operations.

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

We continually evaluate and enhance our partnerships with leading product companies such as Sun Microsystems, Inc., Novel, and Netegrity, Inc. We focus on partnering with premier players within their market sectors. These relationships allow us the opportunity to commit extensive training resources to maintain and grow product competency and expertise.

Because of our strategic relationships and the large number of additional third-party technologies that are available to us, we are not dependent upon any single technology to provide our services. We are in a position to choose from multiple suppliers to incorporate the most appropriate technologies and products for each eclient solution. Because third-party providers typically license their software directly to our customers, we are not at risk of losing individual licenses that are necessary for our services.

In addition to our e-business development capabilities, we have significant Internet infrastructure support expertise including light directory application protocol, digital certificates and messaging. Our certifications and qualifications include Sun Elite status, Sun Level 2000 Competency, Authorized Sun-One Professional Services Subcontractor, Authorized Netscape Premier Partner, Authorized Netscape Professional Services Subcontractor, Authorized BEA Weblogic Service Partner, and Professional Services Subcontractor.

Navidec Capitals strategy is to acquire companies utilizing cash flow methods of valuation to estimate the value of a specific income stream with consideration given to the risk inherent in that stream, in determining the price of an acquisition. The most common techniques under this methodology are capitalization of earnings, capitalization of excess earnings and discounted future earnings. These approaches concentrate on the income available to Navidec Capital from acquisitions. However, Navidec Capital may integrate other methods such as considering the market value of certain fixed assets and the cost of some intangibles.

Navidec Capital intends to acquire businesses whose cash flow stream ranges from $100,000 to $500,000 annually at the time of acquisition and whose management has demonstrated an ability to effectively manage a profitable growing business, which has further growth potential.

Navidec Capital intends to acquire a minimum of controlling interest and preferably 100% of potential acquisitions and to primarily focus on acquisitions through an exchange of Navidec common stock. Additionally Navidec Capital does not expect to acquire any business that would require the issuance of more than 20% of the then outstanding common stock of Navidec, Inc.

SALES AND MARKETING

Navidec's sales efforts target clients seeking to leverage the Internet's potential to drive sales, reduce costs or improve customer or supplier relations. These companies are looking to supplement their current business plan by moving up the e-business integration curve. At December 31, 2002, a direct sales force, consisting of three (3) individuals, was primarily responsible for identifying prospects, engaging potential users of our solutions and services and maintaining and growing those client relationships. Over the next twelve (12) months, as our development capacity grows and our consulting and application service provider services expand, our direct sales force is expected to expand proportionately.

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

COMPETITION

The e-solutions business is a competitive environment populated by a large number of regional and national firms providing services similar to those provided by to Navidec. Our competition approaches the business of e-solutions from a variety of disciplines ranging from the technical expertise of the consulting divisions of the "Big Four" accounting firms to the image and creative expertise of major advertising agencies. Other potential competitors could include browser software vendors, personal computer and Unix software vendors and Internet service providers. Additional competition results from numerous client/server companies, database companies, multimedia companies, document management companies, networking software companies, network management companies and educational software companies. Some of our competitors have longer operating histories, greater name recognition, larger customer bases or significantly greater financial, technical and marketing resources. Competitive factors in the e-solutions business include core technology, breadth of services offered, creative and artistic ability, marketing and distribution resources, customer service and support and price.

EMPLOYEES

As of December 31, 2002, we had a total of eighteen (18) employees, of which eleven (11) were billable, three (3) were in sales and marketing, one (1) in Navidec Capital and three (3) in management and administration. None of our employees are represented by a labor union. Recognizing that our employees are the key to our continued success, Navidec strives to provide each employee with an environment for professional growth and development.

Navidec's compensation program has been structured to attract and retain highly skilled professionals by offering competitive base salaries with performance-based incentives. In addition, key employees may receive stock options upon commencement of employment and additional options based upon performance.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The significant majority of Navidec's revenues are derived from customers within the United States. All of Navidec's assets are located in the United States.

ITEM 2. PROPERTIES

Navidec's operations are principally located at Fiddler's Green Center, 6399 Fiddler's Green Circle, Greenwood Village, Colorado, in a 35,000 square foot facility. All of Navidec's segments utilize this facility. The lease for this facility expires in December 2003 and has a current monthly lease rate of $62,000 per month through 2003.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, Navidec is subject to, and may become a party to, litigation regarding disputes with vendor and employment issues. Management believes there are no other matters currently in litigation that could have a material impact on Navidec's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 25, 2002, the shareholders of Navidec voted at the Annual Meeting of Shareholders on three Issues:

1) To elect Navidec's Board of Directors. The directors elected at the meeting were J. Ralph Armijo, Patrick R. Mawhinney, Gerald A. Marroney, Lloyd G. Chavez, Jr. John R. McKowen, Louis F. Coppage and John McGrain. The vote was as follows:

                             For           Withhold
Ralph Armijo               515,398          27,223
Patrick Mawhinney          515,582          27,039
Gerald A. Marroney         517,618          25,004
Lloyd G. Chavez, Jr        517,132          25,489
John R McKowen             516,382          26,239
Louis F. Coppage           518,308          24,313
John McGrain               518,530          24,091

2) To approve a from 1 for 10 up to a maximum of 1 for 18 reverse stock split of the Company's issued and outstanding Common Stock, with the final decision regarding the stock split ration being determined by the Board of Directors.

For    534,596    Against    7,855    Abstain    171

3) Authorized the Board of Directors to issue up to 4,000,000 shares: to grant authority to the Company's Board of Directors to issued up to 4,000,000 shares (Post-Reverse Stock-Split) of the Company's Common Stock, without further shareholder approval to allow the Company to conclude current financings, for the announced rights offering to current shareholders and for future financings and acquisitions.

For    134,477    Against    124,106    Abstain    410

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Navidec's common stock commenced trading on the Nasdaq SmallCap Market under the symbol "NVDC" on February 11, 1997. On October 22, 1999, it commenced trading on the Nasdaq National Market under the symbol "NVDC." On June 5, 2002, it commenced trading on the Nasdaq SmallCap Market under the symbol "NVDC". In November 2002, the company instituted a 18:1 reverse stock split, the following table sets forth, for the periods indicated, the high and low quarterly sales price for a share (Post Stock Split) of Navidec common stock as reported on the Nasdaq National Market and Nasdaq SmallCap Market:

Common Stock
                  Quarter Ended                   High             Low
                March 31, 2001                  $73.128          $34.747
                June 30, 2001                   $48.776          $17.099
                September 30, 2001              $26.098          $ 7.032
                December 31, 2001               $11.159          $ 6.659

                March 31, 2002                  $ 9.179          $ 5.580
                June 30, 2002                   $ 7.379          $ 4.500
                September 30, 2002              $ 5.490          $ 1.260
                December 31, 2002               $ 2.600          $ 1.260

As of March 15, 2003, Navidec had 127 shareholders of record. Additionally, based on the broker search conducted for our annual meeting and our rights offering we estimate there are approximately 1,800 shareholder holding positions in brokerage accounts.

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

                                                                 Year Ended, December 31,
                                                   1998       1999        2000        2001        2002
                                                   ----       ----        ----        ----        ----
Statement of Operations Data
(In thousands, except per share amounts):

  Revenues                                       $  8,555   $ 18,966    $ 33,078    $ 22,587    $  5,120
  Loss from operations                             (3,549)    (9,048)    (27,020)    (18,920)     (2,905)
    Net income (loss)                              (3,933)    (8,161)     16,354     (55,396)     (3,195)

Net loss per share:
  Basic                                          $ (19.80)  $ (19.44)   $  26.46    $ (85.68)   $  (4.92)
  Diluted                                        $ (19.80)  $ (19.44)   $  24.66    $ (85.68)   $  (4.92)
Weighted average shares--
  Basic                                               199        421         620         647         649
  Diluted                                             199        421         664         647         649

December 31,

                                                   1998       1999        2000        2001        2002
                                                   ----       ----        ----        ----        ----
Balance Sheet Data (in thousands):
   Cash & cash equivalents                       $    711   $ 35,860    $  3,475    $  2,465    $    130
   Investment in debt securities                        -      9,855       2,990           -           -
   Restricted cash                                      -          -           -       1,200           -
   Working capital                                    293     46,264      17,328       1,841         182
   Total assets                                     5,265     65,028      89,177      10,612       3,476
   Long-term debt including
     current portion                                  989        779       2,270       1,770         455
   Convertible debt                                     -     19,876           -           -         250
   Total stockholders' equity                       1,799     39,095      60,567       4,967       1,855

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

-Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions. We follow very specific and detailed guidelines in measuring revenue, however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. During 2002, approximately 60% of our revenue was generated from fixed-price, fixed completion date work. Revenue for this work is recognized on a percentage-of-completion basis using the ratio of direct costs incurred to the estimated total direct costs of the engagement. Estimates of the total direct costs of the engagement require judgments about the time needed to complete the project and the level of personnel involved. Management regularly reviews its estimates and underlying assumptions for contracts in progress. The remaining 40% of revenue during 2002 was from time and materials contracts for which revenue is recognized as the work is completed. Revenue recognition for time and materials contracts is not significantly impacted by judgments and estimates.

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

OVERVIEW

Navidec provides solutions to help organizations mange secure access to web applications within enterprise and across the business value chain. Navidec enables organizations to deliver single sign on capabilities to their employees, customers, suppliers and partners by providing an identity management infrastructure for user management, access control, and single entry point to personalized enterprise resources. Navidec provides consulting and engineering services in Access Management, User Management, Personalization and application Integration.

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

During 2002, Navidec generated revenues from one division eSolutions. Approximately 60% of the eSolutions revenue was generated from fixed-price, fixed completion date contracts. In developing these contracts, consideration is given to the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. The goal is to make most eSolutions work deliverable within a thirty (30) to sixty (60)-day time frame. Revenue for this work is recognized on percentage-of-completion accounting basis using the ratio of direct costs incurred as compared to the estimated total direct costs of the engagement. The remaining 40% of revenue is from work done on a time and materials basis. Revenue for this work is recognized as it is completed.

Navidec's product distribution business generated revenue through the resale of third party software and hardware components, graphical printers and supplies. Since product distribution is not related to our core strategy, we discontinued these sales efforts in 2001. All of the assets associated with the product distribution segment were sold or written off in 2001.

Navidec's operating expenses consist of product development, general and administrative, sales and marketing and depreciation, amortization and impairment of goodwill. Additional operating expenses were incurred in 2002, such as non-cash stock expense, restructuring charges and losses on impairment of assets. Product development includes salaries and out-of-pocket expenses incurred in developing new technologies for our own use or for future customer applications generally, as opposed to customer-specific development. General and administrative consists primarily of salary and benefit expenses for our non-billable employees. It also includes expenses associated with our office facility and equipment leases. Sales and marketing includes personnel costs, advertising costs, costs associated with participation in trade shows and direct marketing program and related travel expenses. Non-cash stock expense relates to employee stock options that were repriced in 2001, and warrants given to a third party vendor for marketing services provided during the year. Restructuring charges are related to expenses incurred in reducing employees to a level that corresponded to current demands for services, and expenses related to restructuring leases to meet the needs of the company. Loss on impairment of assets is the cost of bringing assets in line with current market value.

RESULTS OF OPERATIONS (a)

                                                                        Years ended December 31,
                                                              1999        2000          2001         2002
                                                              ----        ----          ----         ----
REVENUE:
     eSolutions                                             $ 13,745    $ 31,294      $ 22,127      $ 5,120
     Product distribution                                      1,944       1,071           460           --
                                                            --------    --------      --------      -------
         Total revenue                                        15,689      32,365        22,587        5,120

COST OF REVENUE                                               10,081      17,185        13,147        2,846
                                                            --------    --------      --------      -------
     Gross margin                                              5,608      15,180         9,440        2,274

OPERATING EXPENSES:
     Product development                                       1,103       5,956         4,102          147
     General and administrative                                3,507       7,259         7,827        2,062
     Sales and marketing                                       1,758       7,384         7,059          952
     Depreciation/amortization & impairment of goodwill          806       3,268         3,016        1,947
     Non cash stock expense                                       --          --           600           71
     Restructuring charges                                        --          --         4,442           --
     Loss on restructured receivables                             --       4,016            --           --
     Loss on impairments of assets                                --          --         1,314           --
                                                            --------    --------      --------      -------
         Total operating expenses                              7,174      27,883        28,360        5,179
                                                            --------    --------      --------      -------

LOSS FROM OPERATIONS                                        $ (1,566)   $(12,703)     $(18,920)     $(2,905)
                                                            ========    ========      ========      =======

The results of operations for the years ended 1999 and 2000 exclude the results of DriveOff.com which was started in 1998 and sold in 2000. The results of operations excluding DriveOff.com are not meant to supplant the results of operations reported under generally accepted accounting principles and are reported solely for ease of comparison between periods. Summarized below are the results of DriveOff.com which are necessary to reconcile to the as reported GAAP numbers.

                                                        1999             2000
                                                        ----             ----
Revenues                                              $  3,277         $    713
Cost of revenue                                            664              101
                                                      --------         --------
Gross margin                                             2,613              612

Operating Expense:
     Product development                                 1,899              312
     General and administrative                          1,805            8,695
     Sales and marketing                                 6,391            5,922
                                                      --------         --------
         Total operating expense                        10,095           14,929
                                                      --------         --------
LOSS FROM OPERATIONS                                  $ (7,482)        $(14,317)

RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                                     Years ended December 31,
                                                              1999       2000       2001      2002
                                                              ----       ----       ----      ----
REVENUE:
     ESolutions                                               87.6%      96.7%      98.0%     100.0%
     Product distribution                                     12.4%       3.3%       2.0%        --
                                                             -----      -----      -----      -----
         Total revenue                                       100.0%     100.0%     100.0%     100.0%

COST OF REVENUE                                               64.3%      53.1%      58.2%      55.6%
                                                             -----      -----      -----      -----
     Gross margin                                             35.7%      46.9%      41.8%      44.4%

OPERATING EXPENSES:
     Product development                                       7.0%      18.4%      18.2%       2.9%
     General and administrative                               22.4%      22.4%      34.7%      40.3%
     Sales and marketing                                      11.2%      22.8%      31.3%      18.6%
     Depreciation/amortization & impairment of goodwill        5.1%      10.1%      13.4%      38.0%
     Non-cash stock expense                                     --         --        2.7%       1.4%
     Restructuring charges                                      --         --       19.7%        --
     Loss on restructured receivables                           --       12.4%        --         --
     Loss on impairments of assets                              --         --        5.8%        --
                                                             -----      -----      -----      -----
     Total operating expenses                                 45.7%      86.1%     125.8%     101.2%

LOSS FROM OPERATIONS                                         (10.0%)    (39.2%)    (84.0%)    (56.8%)

YEARS ENDED DECEMBER 31, 2001 AND 2002

Revenue for 2002 decreased $17.5 million, or 77.3%, from 2001 revenues of $22.6 million to $5.1 million in 2002. The decrease was primarily a result of lower market demand for IT services, the discontinuation of sales of hardware in solutions in 2002, and an overall downturn in the economy. Revenue in 2002 associated with eSolutions decreased $17.0 million, or 76.9%, from 2001 revenues of $22.1 million to $5.1 million in 2002. As a result of our decision to discontinue product distribution in 2001 our revenue for this source decreased $460,000, or 100.0%, from $460,000 in 2001 to $0 in 2002.

Gross margin decreased $7.1 million, or 75.9%, from gross margin of $9.4 million in 2001 to $2.3 million in 2002. As a percentage of revenue, gross profit increased from 41.8% to 44.4%. The decrease in total dollars was a result of decreased sales, while as a percentage we saw an increase as a result of product mix in eSolutions.

Product development costs decreased $4.0 million, or 96.4%, from $4.1 million in 2001 to $147,000 in 2002. As a percentage of revenue, product development costs decreased from 18.2% in 2001 to 2.9% in 2002. The decrease in product development cost is the result of focusing on application security in 2002.

General and administrative expenses decreased $5.8 million or 74.3%, from general and administrative expenses of $7.8 million in 2001 to $2.0 million in 2002 due to reductions in personnel and associated overhead expenses. As a percentage of revenue, general and administrative expenses increased from 34.7% in 2001 to 39.3% in 2002. . Navidec is projecting general and administrative expenses to remain stable or decrease slightly in 2003, as a result of personnel changes and reduced overhead expenses.

Sales and marketing expenses decreased $6.1 million, or 86.5%, from $7.1 million in 2001 to $953,000 in 2002. As a percentage of revenue, sales and marketing expenses decreased from 31.3% to 18.6% of revenue in 2001 and 2002, respectively. The decreased spending was primarily due to decreased marketing activities and the closing of remote sales offices. Navidec is projecting sales and marketing expenses to remain stable in 2003.

During 2001, the Company cancelled approximately 1.3 million unexercised and outstanding stock options and granted 883,000 replacement options with a strike price of zero. Deferred compensation was recorded for the intrinsic value of the options and compensation expense of $566,000 was recorded as non cash stock expense as the deferred compensation was amortized. At December 31, 2002 $38,000 of deferred compensation remained, which will be amortized into non cash stock expense in future periods. The Company has presented non cash stock expense in the accompanying consolidated statements of operations. The allocation of non cash stock expense to the same functional classification as the employees' cash compensation is as follows:

                                      2002
                                      ----
                                 (In Thousands)
Cost of revenue                       $  13
Sales and marketing                       3
General and administrative               55
                                      -----
  Total non cash stock expense        $  71
                                      =====

Depreciation and amortization decreased $1,069,000 or 35.4% from $3.0 million in 2000 to $1.9 million in 2002. Depreciation was down in part due to asset impairments during the prior year and due to more assets becoming fully depreciated.

Interest income decreased from $223,000 in 2001 to $32,000 in 2002. This decrease was the result of lower cash and investment balances in 2002.

Interest expense remained stable increasing slightly from $215,000 in 2001 to $219,000 in 2002.

During 2001 Navidec realized a loss of $44.9 million on the sale of the majority of its holding in CarPoint, Inc and the write down of the remaining balance to fair value. The remainder of the CarPoint stock was carried at $588,000 at December 31, 2001 and sold in March 2002.

During 2002, the Company sold BEA Systems, Inc. stock with an original cost of $29,000 for $12,000, resulting in a $17,000 loss included in other income.

The Company's deferred tax assets, including approximately $39 million in net operating loss carryforwards are fully reserved because their realization is not certain.

As a result of the items discussed above, we recorded a net loss of $3.2 million in 2002 versus net loss of $55.4 million in 2001. Our basic and diluted loss per share was $4.84 in 2002 versus a loss per share of $85.68 and earnings per share of $26.46, respectively in 2001 and 2000.

YEARS ENDED DECEMBER 31, 2000 AND 2001

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

                                      2001
                                      ----
                                 (In Thousands)
Cost of revenue                       $ 111
Sales and marketing                      99
General and administrative              390
                                      -----
  Total non cash stock expense        $ 600
                                      =====

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

As a result of the items discussed above, we recorded a net loss of $55.4 million in 2001 versus net income of $16.4 million in 2000. Our basic and diluted loss per share was $85.68 in 2001 versus basic and diluted earnings per share of $26.46 and a loss of $24.66, respectively in 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through December 31, 2002, we funded our operations primarily from the following sources:

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

As of December 31, 2002, we had cash and cash equivalents of $130,000 and working capital of $182,000. This compares with cash and cash equivalents of $2.5 million, restricted cash of $1.2 million and working capital of $1.8 million as of December 31, 2001.

Cash used in our operating activities totaled $1.8 million for the year ended December 31, 2002 a decrease of $10.8 million or a 92.4% when compared with $11.0 million for the year ended December 31, 2001. The decrease in the Company's net loss before non-cash adjustments of $10.8 million between periods ($11.7 million in 2001 to $892,000 in 2002) was the primary factor in this decrease.

Cash provided by investing activities totaled $598,000 for the year ended December 31, 2002 compared with cash used of $10.7 million for the year ended December 31, 2001. The variance is the result of the Company selling the majority of its investments in CarPoint and BEA systems in 2001 and the remaining portions were sold in 2002.

Cash used in our investing activities during 2001 consisted primarily of expenditures for property and equipment and investments in incubated companies, the purchase of marketable securities and investments in notes payable. Cash provided by our investing activities in 2001 consisted primarily of sales of investments and repayments of notes receivable which generated cash of $12.8 million. These cash proceeds are non-recurring.

Cash used in financing activities was $1.1 million during the year ended December 31, 2002. Cash used in financing activities was $689,000 during the year ended December 31, 2001. Cash used in financing activities in 2002 includes a pay down of notes and capital leases of $1.9 million, advances from the Company's credit line of $350,000 and a new note of $135,000 and a new $250,000 convertible debenture taken out during the forth quarter of the year. Cash used in financing activities in 2001 consisted of proceeds from a $1.0 million term note that the Company took out during the fourth quarter of 2001 and the repayment of $1.7 million of notes payable and capital leases.

At December 31, 2002, the Company had $233,000 outstanding under its term credit facility. During 2002, the Company was out of compliance with its loan covenants and as such the bank accelerated the repayment of its term and credit line facility. The Company loan requires that it pay off the loan during the first quarter of 2003. The Company intends to use a portion of the proceeds from its rights offering to pay off the loan. If the Company is unable to complete a sufficient portion of the rights offering that will enable it to pay off this loan, the Company will attempt to renegotiate the loan, but there are no guarantees that it will be able to find acceptable terms.

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

If Navidec substantially completes its rights offering it should generate net proceeds of approximately $1.4 million and we will have funds needed to pay off its bank loan, and bring other creditors current. If, however, the Company is unable to complete it's rights offering, we may not be able to comply with loan agreement and keep other creditors current. If the Company is unable to meet the requirements of its loans and creditors, it may be required to pay the balance of its term loan, and capital leases.

Additionally, if we fail to substantially complete the rights offering or raise a substantial amount of capital from some other unknown source we will be out of compliance with certain Nasdaq SmallCap listing requirements which could negatively impact our trading markets in time.

If Navidec is not able to maintain compliance with its debt covenants, the Company will seek to renegotiate or obtain alternative financing. The Company has implemented a plan of action in order to sustain operations and satisfy the financial covenants on its credit facilities. During 2002, the Company significantly reduced costs through headcount reductions and reduction of operating expenses. The Company continues to evaluate its contractual obligations and is seeking to renegotiate certain of these obligations in order to further reduce costs. The Company believes that its cash and cash equivalents, working capital, and the completion of its rights offering will sustain operations until the end of 2003. However, there can be no guarantee the Company will be successful in the completion of its rights offering. If the Company is unable to complete its rights offering it does not have the financial resources that will enable continue operations through the end of 2003.

On a longer-term basis, the Company believes that if the rights offering is fully subscribed to allows for the repayment of its debt we will that it will generate sufficient cash flow from operations to fund its long-term plan. If, however, our capital requirements or cash flow vary from our current projections or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. Failure to raise necessary capital could restrict our growth, limit our development of new products and services or hinder our ability to compete.

Navidec is subject to various contractual obligations including long-term debt, capital leases, and operating leases. The table below summarizes these contractual obligations by year (in thousands):

                                                      Less than
                                           Total       1 year        1-3 yrs.      Thereafter
                                           -----      ---------      --------      ----------
Long-term debt,
  including current portion                $ 307      $     307        $ --           $ --
Capital leases                               148            148          --             --
Operating leases                             168            168          --             --
                                           -----      ---------        ----           ----
Total contractual cash obligations         $ 623      $     623        $ --           $ --
                                           =====      =========        ====           ====

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements of SFAS 148 in these financial statements.

                           FORWARD LOOKING STATEMENTS

Forward-looking statements in this Form 10-K, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability to obtain additional financing; our limited operating history; our incubation strategy; unknown liabilities associated with future acquisitions; availability of qualified personnel; ability to manage growth; changes in technology; future government regulations; and other factors described in this Form 10-K or in other of our filings with the Securities and Exchange Commission. We are under no obligation, to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

INTEREST RATE RISK - At December 31, 2002, Navidec's exposure to market rate risk for changes in interest rates relates primarily to its borrowings. Navidec has not used derivative financial instruments in its credit facilities. At December 31, 2002, the company had $233,000 of debt outstanding at a floating interest rate of Prime + 1.50% with a floor of 8.4% (8.4% at December 31, 2002). The estimated fair value of our long-term debt approximates its carrying value because of the variable rates. The debt matures as follows:

2003 - $233,000. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

INVESTMENT RISK - Navidec has had investments in equity instruments in information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method since ownership is less than twenty percent (20%) and Navidec does not assert significant influence. As of December 31, 2002, the Company didn't have any investments in equity instruments.

ITEM 8. FINANCIAL STATEMENTS.
                                  NAVIDEC, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               Page
Independent Auditors Report                                                     F-2

Consolidated Balance Sheets as of December 31, 2001 and 2002                    F-4

Consolidated Statements of Operations for the Years Ended
         December 31, 2000, 2001 and 2002                                       F-5

Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 2000, 2001 and 2002                                 F-6

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2000, 2001 and 2002                                       F-7

Notes to Consolidated Financial Statements                                      F-8

                           INDEPENDENT AUDITORS REPORT

Board of Directors
Navidec, Inc.
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheet of Navidec, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navidec, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered operating losses during fiscal 2002 and 2001 and is required to pay a bank loan totaling $233,000 by March 31, 2003 that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN + ASSOCIATES LLP

Denver, Colorado
February 28, 2003

The following report of independent public accountants is a copy of a previously issued Arthur Andersen LLP report and has not been reissued by Arthur Andersen LLP.

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

ARTHUR ANDERSEN LLP
Denver, Colorado,
April 3, 2002.

                                  NAVIDEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      December 31,
                                                                 2001             2002
                                                                 ----             ----
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                  $  2,465         $    130
    Restricted cash                                               1,200               --
    Accounts receivable, net                                      2,475              439
    Inventory                                                        --              288
    Prepaid expenses-                                               352              648
    Other Current Assets                                             --               48
                                                               --------         --------
      Total current assets                                        6,492            1,553

  PROPERTY, EQUIPMENT AND SOFTWARE, net                           3,497            1,922

  OTHER ASSETS:
    Investment in CarPoint                                          588               --
    Other investments                                                17               --
    Other assets                                                     18                1
                                                               --------         --------
  TOTAL ASSETS                                                 $ 10,612         $  3,476
                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable                                          $  2,511              670
     Accrued liabilities                                          1,153              138
     Current borrowings                                             843              455
     Deferred revenue                                               144              108
                                                               --------         --------
       Total current liabilities                                  4,651            1,371

  NON CURRENT LIABILITIES:
      Long-term borrowings                                          927               --
      Other                                                          67               --
      Convertible Debentures                                         --              250
  COMMITMENTS AND CONTINGENCIES (Notes 5, 6)

  STOCKHOLDERS' EQUITY:
     Common stock, no par value, 20,000 shares authorized,
     Voting 608 and 611 shares outstanding                       54,532           54,450
     Non-voting stock, no par value, 39 and
     39 shares outstanding                                        5,817            5,817
     Warrants for common stock                                    1,175            1,175
     Accumulated other comprehensive income                         (12)              --
     Deferred compensation                                         (191)             (38)
     Retained earnings (deficit)                                (56,354)         (59,549)
                                                               --------         --------
           Total stockholders' equity                             4,967            1,855
                                                               --------         --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 10,612         $  3,476
                                                               ========         ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                              Year Ended
                                                                              December 31,
                                                                 2000             2001            2002
REVENUE                                                        $ 33,078         $ 22,587         $ 5,120
COST OF REVENUE                                                  17,286           13,147           2,846
                                                               --------         --------         -------
GROSS PROFIT                                                     15,792            9,440           2,274

OPERATING EXPENSES:
   Product development                                            6,268            4,102             147
   General and administrative                                    15,954            7,827           2,062
   Sales and marketing                                           13,306            7,059             952
   Restructuring charges                                             --            4,442              --
   Loss on impairment of assets                                      --            1,314              --
   Loss on restructured receivable                                4,016               --              --
   Non cash stock expense                                            --              600              71
   Depreciation and amortization                                  3,268            3,016           1,947
                                                               --------         --------         -------
     Total operating expenses                                    42,812           28,360           5,179
                                                               --------         --------         -------
Loss from operations                                            (27,020)         (18,920)         (2,905)
OTHER INCOME (EXPENSE):
   DriveOff.com debt conversion incentive payment                (5,195)              --              --
   Gain on sale of DriveOff.com                                  43,302               --              --
   Impairment of investments                                     (5,317)         (44,903)             --
   Gain on issuance of DriveOff.com equity                       18,291               --              --
   Interest income                                                1,153              223              32
   Interest expense                                                (907)            (215)           (219)
   Realized gain (loss) on investment                                --              208             (17)
   Other (expense) income                                            47             (239)            (86)
                                                               --------         --------         -------
     Total other income (expense), net                           51,374          (44,926)           (290)
                                                               --------         --------         -------

NET INCOME (LOSS) BEFORE TAXES
   AND EXTRAORDINARY GAIN                                        24,354          (63,846)         (3,195)
PROVISION (BENEFIT) FOR TAXES                                     8,000           (8,000)             --
                                                               --------         --------         -------
NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                      16,354          (55,846)         (3,195)
EXTRAORDINARY GAIN                                                   --              450              --
                                                               --------         --------         -------
NET INCOME (LOSS)                                              $ 16,354         $(55,396)        $(3,195)
                                                               ========         ========         =======

NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN:
   Per share basic                                             $  26.46         $ (86.40)        $ (4.92)
   Per share diluted                                           $  24.66         $ (86.40)        $ (4.92)
                                                               ========         ========         =======
EXTRAORDINARY GAIN, per share basic                            $   0.00         $   0.72         $ (4.92)
                                                               ========         ========         =======
EXTRAORDINARY GAIN, per share diluted                          $   0.00         $   0.72         $ (4.92)
                                                               ========         ========         =======

NET INCOME (LOSS):
   Per share basic                                             $  26.46         $ (85.68)        $ (4.92)
                                                               ========         ========         =======
   Per share diluted                                           $  26.46         $ (85.68)        $ (4.92)
                                                               ========         ========         =======

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                            620              647             649
   Diluted                                                          664              647             649

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                      Warrants
                                                  Voting             Non-Voting         for
                                                Common Stock        Common Stock       Common
                                              Shares   Amount     Shares    Amount     Stock
                                              ------   ------     ------    ------     -----
Balances, December 31, 1999                    603    $ 54,910      --     $     --   $  1,207
Conversion of unsecured
     promissory notes to common stock -         --          --      39        5,817         --
Stock issuance costs                            --      (1,400)     --           --         --
Exercise of warrants                             2         176      --           --        (66)
Exercise of employee stock options              10         571      --           --         --
Treasury stock                                  (7)       (482)     --           --         --
Net income                                      --          --      --           --         --
Unrealized gain on investments,
     net of taxes of $470
Comprehensive income                            --          --      --           --         --
                                               ---    --------      --     --------   --------
Balances, December 31, 2000                    608    $ 53,775      39     $  5,817   $  1,141

Issuance of repriced options                    --         883      --           --         --
Amortization for accelerated
     vesting of options                         --          --      --           --         --
Cancellation of repriced options                --        (126)     --           --         --
Amortization of deferred compensation           --          --      --           --         --
Warrants issued                                 --          --      --           --         34
Net loss                                        --          --      --           --         --
Unrealized loss on investments,
     net of taxes of $(470) and
     reclassification adjustment for
     realized gain of $208                      --          --      --           --         --

Comprehensive loss                              --          --      --           --         --
                                               ---    --------      --     --------   --------
Balances, December 31, 2001                    608    $ 54,532      39     $  5,817   $  1,175

Cancellation of repriced options                --         (82)     --           --         --
Exercise of Employee stock options               3          --      --           --         --
Amortization of deferred compensation           --          --      --           --         --
Net Loss                                        --          --      --           --         --
Realization of Comprehensive loss               --          --      --           --         --
Comprehensive Loss                              --          --      --           --         --
                                               ---    --------      --     --------   --------
Balances, December 31, 2002                    611    $ 54,450      39     $  5,817   $  1,175
                                               ===    ========      ==     ========   ========

                                             Accumulated
                                                Other                      Compre-                        Total
                                               Compre-         Accum-     hensive                        Stock-
                                               hensive         ulated     Income          Deferred      holders'
                                               Income          Deficit    (Loss)        Compensation     Equity
                                               ------          -------     ----         ------------     ------
Balances, December 31, 1999                    $ 290          $(17,312)                     $  --       $ 39,095
Conversion of unsecured
     promissory notes to common stock -           --                --          --             --          5,817
Stock issuance costs                              --                --          --             --         (1,400)
Exercise of warrants                              --                --          --             --            110
Exercise of employee stock options                --                --          --             --            571
Treasury stock                                    --                --          --             --           (482)
Net income                                        --            16,354    $ 16,354             --         16,354
Unrealized gain on investments,
     net of taxes of $470                        502                --         502             --            502
                                                                          --------
Comprehensive income                              --                --    $ 16,856             --             --
                                               -----          --------    ========          -----       --------

Balances, December 31, 2000                    $ 792          $   (958)                        --         60,567

Issuance of repriced options                      --                --          --           (883)            --
Amortization for accelerated
     vesting of options                           --                --          --            234            234
Cancellation of repriced options                  --                --          --            126             --
Amortization of deferred compensation             --                --          --            332            332
Warrants issued                                   --                --          --             --             34
Net loss                                          --           (55,396)   $(55,396)            --        (55,396)
Unrealized loss on investments,
     net of taxes of $(470) and
     reclassification adjustment for
     realized gain of $208                      (804)               --        (804)            --           (804)
                                                                          --------
Comprehensive loss                                --                --    $(56,200)            --             --
                                               -----          --------    ========          -----       --------
Balances, December 31, 2001                    $ (12)         $(56,354)                     $(191)      $  4,967

Cancellation of repriced options                  --                --          --             82             --
Exercise of Employee stock options                --                --          --             --             --
Amortization of deferred compensation             --                --          --             71             71
Net Loss                                          --            (3,195)   $ (3,195)            --         (3,195)
Realization of Comprehensive loss                 12                --          12             --             12
Comprehensive Loss                                --                --    $ (3,183)            --             --
                                               -----          --------    ========          -----       --------
Balances, December 31, 2002                       --          $(59,549)                     $ (38)      $  1,855
                                               =====          ========                      =====       ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Year Ended December 31,
                                                                  2000            2001            2002
                                                                  ----            ----            ----
Cash flows from operating activities:
   Net income (loss)                                            $ 16,354        $(55,396)       $ (3,195)
   Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
       Depreciation and amortization                               3,268           3,016           1,947
       Extraordinary gain                                             --            (450)             --
       Non cash interest expense                                     249              --              --
       Provision for bad debt expense                                155             796             268
       Write-off of notes receivable and accrued interest             --           1,661              --
       Provision (benefit) for deferred taxes                      8,000          (8,000)             --
       Gain on sale of DriveOff.com                              (56,398)             --              --
       Loss (Gain) on sale of investments                             --            (208)             16
       Write down of investments                                   9,333          44,903              --
       Non-cash stock expense                                         --             600              71
       Loss on sale of assets                                         --              48              --
       Impairment charges                                             --           1,314              --
   Changes in operating assets and liabilities:
       Restricted cash                                                --          (1,200)          1,200
       Accounts receivable                                        (7,447)          1,576           1,768
       Costs and estimated earnings in excess of billings         (1,397)          1,545              --
       Inventory                                                     138             191              64
       Prepaid expenses and other assets                             470             515          (1,048)
       Accounts payable                                           (1,000)            149          (1,841)
       Bank overdrafts                                              (149)             --              --
       Accrued liabilities and other                                 900          (2,082)         (1,051)
                                                                --------        --------        --------
   Net cash used in operating activities                         (27,524)        (11,022)         (1,801)
Cash flows from investing activities:
     Purchase of property, equipment and software                 (4,304)         (1,014)            (61)
     Proceeds from sale of equipment                                  --             232              41
     Repayment of notes receivable                                    --           2,100              --
     Funding of notes receivable                                  (3,700)             --              --
     Proceeds from the sale of marketable debt securities          6,865           2,990              --
     Funding of notes receivable related parties                      --            (528)             --
     Settlement costs from CarPoint sale                              --            (815)             --
     Additional purchase consideration                              (700)             --              --
     Sale (Purchase) of investments                               (1,880)          7,736             601
                                                                --------        --------        --------
   Net cash provided by (used in) investing activities            (3,719)         10,701             581
Cash flows from financing activities:
     Payments on notes payable and capital lease obligations        (867)         (1,689)         (1,867)
     Proceeds from borrowing                                          --           1,000             485
     Proceeds from issuance of convertible debt                       --              --             250
     Proceeds from exercise of stock options                         571              --              --
     Proceeds from exercise of warrants                              110              --              --
     Repurchase of common stock                                     (482)             --              --
     Payment for offering and deferred financing costs              (540)             --              17
     Other                                                            66              --              --
                                                                --------        --------        --------
   Net cash provided by (used in) financing activities            (1,142)           (689)         (1,115)
                                                                --------        --------        --------
Net increase (decrease) in cash and cash equivalents             (32,385)         (1,010)         (2,335)
Cash and cash equivalents, beginning of year                      35,860           3,475           2,465
                                                                --------        --------        --------
Cash and cash equivalents, end of year                          $  3,475        $  2,465        $    130
                                                                ========        ========        ========
Cash paid for interest                                          $    907        $    215        $    219
                                                                --------        --------        --------
Cash paid for taxes                                                   --              --              --
                                                                --------        --------        --------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BUSINESS AND LIQUIDITY

Navidec, Inc., a Colorado corporation (Navidec or the "Company"), was incorporated in 1993. Navidec provides solutions to help organizations mange secure access to web applications within enterprise and across the business value chain. Navidec enables organizations to deliver single sign on capabilities to their employees, customers, suppliers and partners by providing an identity management infrastructure for user management, access control, and single entry point to personalized enterprise resources. Navidec provides consulting and engineering services in Access Management, User Management, Personalization and application Integration.

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

During 2001, Navidec borrowed $1 million on a term loan due in 36 monthly installments through December 2004. As part of this agreement, Navidec was required to maintain certain minimum financial covenants on a monthly basis. Since the inception of the agreement, Navidec was not in compliance with these covenants. In April 2002, the Company amended the term loan agreement to waive the past covenant violations and revise the required financial covenants. The amended covenants include a minimum quick asset ratio of 1 to 1, increasing to
1.4 to 1 in September 2002, and a minimum tangible net worth. The quick asset ratio is the ratio of cash deposited with the lender plus accounts receivable to current liabilities less deferred revenue. At December 31, 2001, the Company's quick asset ratio was .8 to 1. The minimum tangible net worth is $3,650,000, plus 50% of quarterly net income, if any. During the third quarter of 2002 the Company went out of compliance with the loan agreement and as such renegotiated for the loan to be paid down to $233,000 by December 31, 2002, after which the Company would have interest only payments through February 28, 2003 and to pay the loan off by March 31, 2003.

If Navidec completes its rights offering, the Company will be able to pay off the bank and be in compliance with its loan covenants. However, Navidec's ability to meet this requires that the Company complete approximately 25% of the rights offering. As of this date there is no guarantees that the company will complete its offering. If Navidec is not able to maintain compliance with its debt covenants, the Company will seek to renegotiate or obtain alternative financing. The Company has implemented a plan of action in order to sustain operations and satisfy the financial covenants on its credit facilities. During 2001 and 2002, the Company significantly reduced costs through headcount reductions. The Company continues to evaluate its current contractual obligations for renegotiation in order to further reduce costs. The company would consider further significant reductions in its operating activities if these funds are insufficient to sustain operations, or the financial covenants are in jeopardy of being violated in 2003. The Company believes that its cash and cash equivalents, working capital, is not sufficient to maintain operations through 2003. However, the Company believes that its rights offering and convertible debentures will give the Company the working capital it needs to sustain operations through December 31, 2003. There are no guarantee the Company will be successful in these efforts.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, as a result of the Company suffering operating losses during fiscal 2001 and 2002. As a result of the Company's outstanding debt and uncertainty about the Company's ability to pay this debt in accordance with current terms, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should Navidec be unable to continue as a going concern.

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

RESTRICTED CASH

In connection with renegotiating its office lease during 2001, the Company was required to invest $1.2 million in certificates of deposit. The lessor through renegotiations of the Company's leases requested remittance of the $1.2 million in certificates of deposits for satisfaction of the lease, which expires in December 2003. Accordingly, $1.2 million was recorded as restricted cash in the accompanying consolidated balance sheet at December 31, 2001. During 2002, the landlord received $1.2 million of the Company's restricted cash, which is to be applied to future rent payments. As such there is no restricted cash as December 31, 2002.

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

Navidec performs ongoing evaluations of its customers' financial condition and generally does not require collateral, except for billings in advance of work performed. Allowances for uncollectible accounts receivable are determined based upon information available and historical experience. Accounts receivable are shown net of an allowance for doubtful accounts of $2,281,000 and $2,021,000 as of December 31, 2002 and 2001, respectively. In addition to its allowance for doubtful accounts Navidec fully reserved $1,661,000 for notes receivable and accrued interest from Westar Financial, which declared bankruptcy in December of 2001.

Sales to unaffiliated customers which represents 10% or more of the Company's Sales for the year ended December 31, 2002 were as follows (as a percentage of sales):

Customer                                    2002
--------                                    ----
   A                                        20.5%

No customers represented 10% or more of the company total revenue for 2000 or 2001.

INVESTMENTS

Investments in publicly traded equity securities over which Navidec does not exercise significant influence are recorded at market value. Investments in non-publicly traded equity securities or non-marketable equity securities are stated at the lower of cost or estimated realizable value. Investments in equity securities (excluding CarPoint-see Note 12) included the following for the year ended December 31, 2001 and 2002 (in thousands):

                                          December 31, 2002

                                             Unrealized        Carrying
                                Cost            Loss            Value
                                ----            ----            -----
Marketable securities          $    --       $       --        $     --
                               =======       ==========        ========

                                          December 31, 2001

                                             Unrealized        Carrying
                                Cost            Loss             Value
                                ----            ----             -----
Marketable securities          $29,000       $   12,000        $ 17,000
                               =======       ==========        ========

In 2001 Navidec sold marketable securities with a basis of $673,000 for $881,000, realizing a gain of $208,000.

In 2002 Navidec sold marketable securities with a basis of $29,000 for $12,000, realizing a loss of $17,000.

INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of products held for resale and use in on-line solutions. Navidec wrote down the remaining products inventory to net realizable value of $0 as of December 31, 2001. During 2001, Navidec exchanged its inventory of Java Bean applets for rights to updated versions of these products. The value of the inventory exchanged was carried at $320,000 during 2001. This inventory was further written down in 2002 to $288,000.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are amortized on a straight-line basis over their estimated useful lives of five years. Amortization expense was $177,000 for 2000. With the sale of DriveOff.com in 2000, the Company did not have any goodwill or amortization in 2001 or 2002.

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

REVENUE RECOGNITION

CONTRACT REVENUES

Revenues from fixed price and time and materials contracts are recognized on the percentage of completion method for individual contracts. Revenues for fixed price contracts are recognized once progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. Contract costs include all labor costs and those direct costs related to contract performance. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and revenues in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, revenue is recognized when the work is completed. Contract revenues are recorded net of reserves for revenue contingencies for such items as contract or change order disputes. Reserves for revenue contingencies were $1.6 million in 2001 and zero in 2002 and 2000.

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

ADVERTISING COSTS

Advertising costs are expensed when the advertisement is released and are included in sales and marketing expenses in the accompanying statements of operations. Advertising expense totaled $5,078,000, $128,000, $14,000, in 2000, 2001 and 2002, respectively.

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

The Company has segregated these costs and presented non cash stock expense in the accompanying consolidated statements of operations. The allocation of non cash stock expense to the same functional classification as the employees' cash compensation is as follows:

                                                         For the Twelve Months Ended
                                                                 December 31,
                                                 2000              2001           2002
                                                 ----              ----           ----
                                                              (In Thousands)
Cost of revenue                                  $ --             $ 111           $ 13
Sales and marketing                                --                99              3
General and administrative                         --               390             55
                                                 ----             -----           ----
Total non cash stock expense                     $ --             $ 600           $ 71

ACCRUALS

Accrued expenses include the following at December 31 (in thousands):

                                                  2000           2001           2002
                                                  ----           ----           ----
Accrued compensation and commissions             $  622         $  400         $   34
Fees payable on sale of DriveOff.com              1,458             --             --
Accrued restructuring charges                        --            753             50
Other                                               950             --             54
                                                 ------         ------         ------
                                                 $3,030         $1,153         $  138
                                                 ======         ======         ======

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

Shares used in the computation of diluted earnings per share, using the treasury stock method, were as follows (in thousands):

                                              December 31,
                                      2000       2001       2002
                                      ----       ----       ----
Weighted average common shares         620        647        649
Stock options                           41         --         --
Warrants                                 3         --         --
                                       ---        ---        ---
Weighted average diluted shares        664        647        649
                                       ===        ===        ===

Potentially dilutive securities, which have been excluded from the determination of diluted earnings per share because their effect would be anti-dilutive, are as follows:

                                      2000     2001    2002
Navidec stock options                   111      47     285
Convertible debt                        701      --      --
Warrants                                298     125      21
                                      -----    ----    ----
Total anti-dilutive shares excluded   1,110     172     306
                                      =====    ====    ====

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes the following adjustments to net income
(loss) for the years presented (in thousands):

                                                 2000      2001       2002
Gross unrealized gain (loss)                   $   972    $(1,066)       $--
Reclassification adjustment for gain on sale        --       (208)        12
Income taxes                                      (470)       470         --
                                               -------    -------    -------
                                               $   502    $  (804)   $    12
                                               =======    =======    =======

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements of SFAS 148 in these financial statements.

(3) PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consists of the following (in thousands):

                                                           December 31,
                                        Useful Lives     2001       2002
                                        ------------     ----       ----
Computers, software and equipment       3 to 4 years   $ 3,203    $ 3,195
Software                                     3 years     2,301      2,313
Furniture and office equipment          4 to 5 years     2,450      2,450
Leasehold improvements                    Lease term       933        918
                                                       -------    -------
                                                         8,887      8,876
Less accumulated depreciation                           (5,390)    (6,954)
                                                       -------    -------
Net property, equipment and software                   $ 3,497    $ 1,922
                                                       =======    =======

Depreciation expense was $3,091,000, $3,016,000 and $1,552,000 2000, 2001 and
2002, respectively.

(4) BORROWINGS

In 2001, Navidec entered into a term credit facility for $1.0 million and a $3.5 million revolving line of credit. The line of credit is limited to 70% of accounts receivable less than 90 days past due and is further reduced by 70% of the amount outstanding under the term credit facility. Both notes are collateralized by all assets of the Company and are governed by minimum adjusted quick ratio (1.4 to 1) and minimum tangible net worth ($6,750,000) covenants, as defined. In addition, the Company was to become subject to a quarterly minimum debt service coverage ratios.

Borrowings consist of the following:

                                                                           December 31,
                                                                        2001        2002
                                                                        ----        ----
Term credit facility, due December 2004, with monthly payments
beginning January 2002, at $33,000 per month interest at 8.4%        $1,000,000   $       --
Term credit facility, due March 31, 2003, with monthly payments of
interest and principle and interest due at maturity                          --      233,000
Unsecured notes payable due June 30, 2003, interest at 10.0%                 --       74,000
                                                                     ----------   ----------
                                                                      1,000,000      307,000
Less - current                                                          311,000      307,000
                                                                     ----------   ----------
Long term portion                                                    $  689,000   $       --
                                                                     ==========   ==========

As of December 31, 2002, the Company was not in compliance with its debt covenants of the loan entered into in December 2000. The loan was paid down during the third and fourth quarters of 2002 to $233,000, which is due and payable on March 31, 2003.

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

Equipment purchased under capital leases is included in the cost of property and equipment and collateralizes the repayment of the capital lease obligations. The following is a summary of property and equipment purchased under capital leases as of December 31:

                                         2001           2002
Furniture, computers and equipment   $ 3,042,000    $ 2,965,000
Less - accumulated depreciation       (1,458,000)    (2,033,000)
                                     -----------    -----------
Net book value                       $ 1,584,000    $   932,000
                                     ===========    ===========

Navidec acquired property of $1,498,000, $639,000 and $0 in 2000, 2001 and 2002,
respectively, under capital lease arrangements.

During 2001, Navidec recorded an impairment charge of $182,000 to write-down leased workstations to their estimated fair value.

As of December 31, 2002, future minimum payments under the Company's capital leases are as follows:

                            Capital Leases
                            --------------
Year ended December 31,
         2003                    171,000
                               ---------
Total minimum payments           171,000
Less interest                    (23,000)
                               ---------
Total obligation                 148,000
Less - current portion          (148,000)
                               ---------
Long-term obligations          $      --
                               =========

Cash paid for interest was $282,000 $215,000, and $57,000 in 2000, 2001 and
2002, respectively.

(6) CONVERTIBLE DEBENTURES

On September 16, 2002, the Company entered into a Debenture Purchase Agreement with Interactive Capital, Inc. pursuant to which it and other qualified purchasers may purchase a minimum of $250,000 and a maximum of $5 million in aggregate principal amount of convertible debentures. The Company is obligated to use the proceeds of the debentures to pay off a portion of our loans and credit facility with Silicon Valley Bank and the balance for working capital.

Pursuant to the Debenture Purchase Agreement and a Convertible Debenture Agreement, on October 1, 2002, the Company sold convertible debentures in an aggregate principal amount of $250,000 to the principals of Interactive Capital, Inc. and four other persons. The convertible debentures bear interest at a rate of 5% per year from November 1, 2002 with interest due monthly. The debentures are unsecured and are convertible in the Company's common stock at a conversion price of $1.80 per share, they are redeemable at the Company's option in whole or in part at a repurchase price of 100% of the principal amount plus accrued and unpaid interest payable in cash provided that the registration statement covering the shares issuable upon conversion of the debentures is in effect at the time of redemption. The debentures mature on February 29, 2004, unless earlier converted or redeemed by the Company.

As of January 21, 2003, the debenture was amended to provide that if the Holders convert their debentures on or before the expiration of the Rights Offering, the Holder would receive Rights to acquire the same number of common shares at a price of $1.80 per share. The terms of the convertible debenture agreement requires that the Company file a registration statement.

(7) INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                          Year Ended December 31,
                                       2000        2001        2002
                                       ----        ----        ----
Current:
   Federal                           $     --    $     --    $     --
   State                                   --          --          --
Total current provision                    --          --          --

Deferred:
   Federal                             11,514     (20,398)       (874)
   State                                1,086      (3,192)        (79)
   Valuation allowance                 (4,600)     15,590         953
                                     --------    --------    --------
Total deferred provision (benefit)      8,000      (8,000)         --
Total provision (benefit)            $  8,000    $ (8,000)   $     --
                                     ========    ========    ========

Differences between the income tax expense reported in the statements of operations and the amount reported by applying the statutory federal income tax rate (35%) to earnings before income taxes are as follows:

                                                   Year Ended December 31,
                                                 2000        2001      2002
                                                 ----        ----      ----
Expected rate                                    35.0%     (35.0)%    (35.0)%
State taxes, net of federal deduction             4.4       (3.2)      (3.2)
Tax gain greater than book on DriveOff.com       11.7         --         --
Nondeductible goodwill amortization               0.3         --         --
Other permanent items                             0.3        1.3         --
Valuation allowance                             (18.9)      24.4       38.2
                                                -----      -----      -----
                                                 32.8%     (12.5)%      0.0%
                                                =====      =====      =====

The components of the net deferred income tax assets (liabilities) are as follows (in thousands):

                                                  December 31,
                                         2000        2001        2002
                                         ----        ----        ----
Current assets (liabilities):
       Investments                    $  3,255    $     (3)   $     --
       Accruals and other                2,935        (172)         77
       Bad debt reserves                   205       1,443         867
       Valuation allowance                  --      (1,268)       (944)
                                      --------    --------    --------
                                         6,395          --          --
Noncurrent assets (liabilities):
       Basis difference in Carpoint    (19,465)        (53)         --
       Net operating losses              4,600      13,350      14,848
       Property and equipment               --       1,025         751
       Valuation allowance                  --     (14,322)    (15,599)
                                      --------    --------    --------
                                       (14,865)         --          --
                                      --------    --------    --------
Net deferred tax liability            $ (8,470)   $     --    $     --
                                      ========    ========    ========

At December 31, 2002, for income tax purposes, Navidec had approximately $39 million of net operating loss carryforwards. Such net operating losses expire between the years 2011 to 2022. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. The sale of Driveoff.com in 2000 reduced the net operating losses available to the Company by approximately $18.4 million.

During 2001 and 2002, the Company increased its valuation allowance by $15,590,000 and $953,000, respectively to fully reserve its net deferred tax asset, primarily because of uncertainty relating to realizability of the Company's net operating loss carryforwards.

Navidec paid no income taxes during the three years ended December 31, 2002.

(8) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Navidec leases certain facilities and equipment under operating leases that expire at various times through 2004. Future minimum lease payments for such operating leases are as follows as of December 31, 2002:

    Year ended December 31
2003                    $  168,000
2004                            --
2005                            --
                        ----------
                        $  168,000
                        ==========

Rental expense related to these leases was $1,896,000 $1,840,000 and $822,000 for 2000, 2001, and 2002, respectively.

DEFINED CONTRIBUTION PLAN

Navidec has a 401(k) profit sharing plan (the "Plan"). Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company contributed $64,000, $99,000 and $19,000, during 2000, 2001 and 2002, respectively.

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

During 2000, Navidec retained Benesch, Friedlander, Coplan & Aronoff LLP, of which firm Navidec's former Executive Vice President -- Business Development, was a partner during 2000, to perform legal services for the Company. The Company paid $546,000, $84,000 and $9,000 in fees and expenses to Benesch, Friedlander, Coplan & Aronoff LLP in 2000, 2001 and 2002, respectively, for the performance of legal services for the Company.

In January of 2001, the Company funded promissory notes due from management and shareholders totaling $528,000. These notes carried an interest rate of 5.9% payable annually. The notes were collateralized by a right to proceeds agreement that required the payment of the notes upon the sale of the CarPoint, Inc. stock held by the Company. These notes receivable were settled in conjunction with the sale of the CarPoint, Inc. stock in May 2001. The receivables were netted against the amounts otherwise payable to these individuals for their involvement in the initial sale of DriveOff.com in September 2000, and the sale of CarPoint stock in May 2001.

During 2001, Navidec sold $52,000 worth of inventory at cost to XCEN28, Inc, whose primary shareholder is the nephew of Navidec's CEO.

On September 16, 2002, the Company entered into a Debenture Purchase Agreement with Interactive Capital, Inc. pursuant to which it and other qualified purchasers may purchase a minimum of $250,000 and a maximum of $5 million in aggregate principal amount of convertible debentures, whose primary shareholder is John McKowen a director, officer and shareholder of Navidec, Inc. On October 1, 2002 the Company took down $250,000 of debentures. These debentures were lead by Interactive Capital and placed with individuals, which included Mr. John McKowen $85,000 and Mr. Ralph Armijo, President, CEO and Director $40,000.

In January 2003 the Company agreed to issue an option to purchase up to 16 million shares of the no par value common stock of Navidec Capital, Inc. to Interactive Capital, Inc. for a period of five years, whose primary shareholder is John McKowen a director, officer and shareholder of the Company. The exercise price may be paid by exchanging common shares of Navidec for the common shares of Navidec Capital at a ratio of one share of Navidec for each 172.8 shares of Navidec Capital. Assuming a full exercise of this option, Interactive Capital would have to deliver a total of 92,593 Navidec shares.

(10) STOCKHOLDERS' EQUITY

REVERSE STOCK SPLIT

During fiscal 2002, the Company approved a 1:18 reverse stock split. Accordingly, all common stock, options and warrants, reflected in the accompanied financial statements and notes reflect this split.

OFFERINGS

The following table summarizes Common Stock and Warrants issued in connection with public and private offering since Navidec went public in February 1997:

                                                     Warrants                         Warrant        Cost of
                                                     --------                         -------        -------
     Description             Date     Shares     Issued w/ offering  Share Price    Strike Price     Offering     Net Proceeds
     -----------             ----     ------     ------------------  -----------    ------------     --------     ------------
Initial Public Offering     2/1997    55,556          55,556           $106.20        $129.60       $1,094,000    $  3,436,000
Private Placement          1997-98    33,028          33,028             79.20         129.60          482,000       2,193,000
       Broker Warrants                                 6,603                --          81.00
Private Placement          11/1998    38,889              --             36.00             --           70,000        1,330,00
Public Warrant Call         2/1999   106,556              --            129.60             --          100,000      13,810,000
Private Placement           9/1999    22,823              --            166.50             --          406,000       3,394,000
Public Offering            10/1999   145,835           5,556            166.50         166.50        2,555,000      21,726,000
Private Placement
   Non-voting Common       10/2000    38,984              --            166.50             --               --       5,817,000

ISSUANCE OF NON-VOTING COMMON

On October 12, 2000, the shareholders of Navidec voted to amend the Company's Amended and Restated Articles of Incorporation to allow for the issuance of non-voting common shares. Subsequently, convertible debt held by WFC Holdings Corp. ("WFC") was exchanged for 38,984 non-voting common shares.

ISSUANCE OF WARRANTS

The following table summarizes activity for warrants issued:

                                            2000                   2001                     2002
                                          Weighted               Weighted                 Weighted
                                           Average                Average                  Average
                                          Exercise               Exercise                 Exercise
                                     Shares      Price       Shares     Price       Shares        Price
                                     ------      -----       ------     -----       ------        -----
Outstanding at
beginning of year                    16,573    $   112.74    15,397   $   115.10    20,953      $   86.96
Granted                                  --            --     5,556         9.00        --             --
Exercised                            (1,176)        81.94        --           --        --             --
Forfeited and cancelled                 (--)           --        --           --        --             --
                                     ------    ----------    ------   ----------    ------      ---------
Outstanding at end of year           15,397    $   115.10    20,953   $    86.96    20,953      $   86.96
                                     ------    ----------    ------   ----------    ------      ---------
Exercisable at end of year           15,397    $   115.10    20,953   $    86.96    20,953      $   86.96
                                     ------    ----------    ------   ----------    ------      ---------
Weighted average fair value
of warrants granted during year                       N/A             $     6.10                      N/A
                                               ==========             ==========                =========

The following table summarizes the warrants outstanding for the Company's common stock as of December 31, 2002:

                                                  Original
                                  Exercise        Issuance           Remaining
Warrants              Units        Price           Value         Contractual Life
--------              -----        -----           -----         ----------------
   A                     885      $ 132.84       $   13,000           .25 years
   B                     659      $  81.00           45,000           .25 years
   C                      85      $  63.00            3,000           .25 years
   D                     210      $  81.00           10,000           .25 years
   E                   4,363      $  81.00          202,000           .25 years
   F                   2,251      $  36.00           88,000          1.00 years
   G                   6,944      $ 166.50          780,000          1.75 years
   H                   5,556      $   9.00           34,000          4.00 years
                      ------                     ----------
                      20,953                     $1,175,000
                      ======                     ==========

SHARE REPURCHASE PLAN

On October 12, 2000, the board of directors of Navidec authorized the repurchase of up to 55,556 shares of the Company's common stock. As of December 31, 2001, the Company had purchased approximately 7,000 shares at an average price of $68.40 and retired them in accordance with Colorado State Law.

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

In the third quarter of 2001, the Company canceled approximately 74,000 unexercised and outstanding options and granted 49,000 replacement options with a strike price of $0.00. The new options vest over three years and expire 10 years from the date of grant. The Company recorded deferred compensation of $883,000 on the date of grant for the difference between the strike price and the intrinsic value of the repriced options. The deferred compensation charge will be amortized to stock expense over the vesting period of the new options. During 2001, 7,000 options were cancelled in conjunction with employee layoffs and the related deferred compensation previously recorded was reversed during 2001. In addition, options granted to executives that were terminated in the fourth quarter received accelerated vesting and the remaining deferred compensation expense related to those executives' options was recognized as compensation expense. The weighted average remaining contractual life of these options is 6.60 years. The weighted average grant date fair value of these options was $18.00.

The following table summarizes activity for options issued in the money:

                                              2001                     2002
                                            Weighted                 Weighted
                                             Average                  Average
                                            Exercise                 Exercise
                                        Shares     Price        Shares       Price
                                        ------     -----        ------       -----
Outstanding at beginning of year            --          --      42,000       $0.00
Granted                                 49,000    $   0.00          --          --
Exercised                                   --          --      (3,000)      $0.00
Forfeited and cancelled                 (7,000)   $   0.00      (4,000)      $0.00
                                        ------    --------      ------       -----
Outstanding at end of year              42,000    $   0.00      35,000       $0.00
                                        ------    --------      ------       -----
Exercisable at end of year              19,000    $   0.00      27,000       $0.00
                                        ------    --------      ------       -----

The following table summarizes activity for options issued at the money:

                                            2000                    2001                     2002
                                          Weighted                Weighted                 Weighted
                                           Average                 Average                  Average
                                          Exercise                Exercise                 Exercise
                                     Shares      Price       Shares       Price       Shares       Price
                                     ------      -----       ------       -----       ------       -----
Outstanding at beginning of year     86,111    $   102.60    110,889    $   113.04      5,278    $   129.06
Granted                              41,500        128.52         --            --    250,000    $     1.80
Exercised                           (10,389)        53.10         --            --         --            --
Forfeited and cancelled              (6,333)       171.90   (105,611)   $   135.18     (5,278)   $   129.06
                                    -------    ----------   --------    ----------    -------    ----------
Outstanding at end of year          110,889    $   113.04      5,278    $   125.46    250,000    $     1.80
                                    -------    ----------   --------    ----------    -------    ----------
Exercisable at end of year           42,056    $    94.86      5,000    $   129.06         --            --
                                    -------    ----------   --------    ----------    -------    ----------
Weighted average fair value
of options granted during year                 $    96.30                      N/A               $     1.75
                                               ==========               ==========               ==========

The status of stock options outstanding and exercisable under the Plan as of December 31, 2002 is as follows:

                                       Stock Options Outstanding         Stock Options Exercisable
                                       -------------------------         -------------------------
                                                       Weighted
                                       Weighted        Average                           Weighted
                                        Average       Remaining                          Average
Exercise                 Number of     Exercise      Contractual         Number of       Exercise
 Prices                   Shares        Price        Life (Years)         Shares          Price
$1.80                     250,000       $1.80           5.00                 0               --
                          -------       -----           ----                 -             ----
                          250,000       $1.80           5.00                 0             $ --
                          =======                                            =

PRO FORMA FAIR VALUE DISCLOSURES

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 2001 and 2002, respectively: risk-free interest rate of 6.03, 5.42, and 3.00 percent, no expected dividend yields, expected lives of 4.0, 8.0 and 5.0 years, and expected volatility of 107, 107 and 192 percent, respectively. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

Had compensation cost for options granted been determined based upon fair value at the date of the grant, Navidec's net income (loss) would have been the following pro forma amounts (in thousands, except per share data):

                                                     2000         2001          2002
                                                     ----         ----          ----
Net Income (Loss):
      As reported                                $   16,354   $  (55,396)   $   (3,195)
      Net Total stock based employee
      Compensation expense determined
      Under fair value based method
      For all awards, net of related tax effect      (1,861)         235           (18)
                                                 ----------   ----------    ----------
      Pro forma                                  $   14,493   $  (55,161)   $   (3,213)
                                                 ==========   ==========    ==========
Net Loss per share, basic and diluted

Basic: As Reported                               $    26.46   $   (85.68)   $    (4.92)
                                                 ==========   ==========    ==========
         Pro Forma                               $    23.40   $   (85.32)   $    (4.95)
                                                 ==========   ==========    ==========
Diluted: As Reported                             $    24.66   $   (85.68)   $    (4.92)
                                                 ==========   ==========    ==========
         Pro Forma                               $    21.78   $   (85.32)   $    (4.95)
                                                 ==========   ==========    ==========

(11) BUSINESS SEGMENT INFORMATION

Navidec has organized its operations around two separate business segments at the end of 2002 Navidec Capital (which began operations ins 2002) and eSolutions. In years prior to 2002 the company also had business segments for: eSolutions, Product Distribution, and DriveOff.com (formerly, "Automotive").

eSolutions provides custom solutions, including the architecture, design, development and integration of high-tech solutions, utilizing Web technology. Navidec Capital, focus is on the acquisition of Companys that will provide positive cash flow, growth opportunities and strong management. Prior to 2002, Product Distribution provides the resale and configuration of third party software and hardware components, graphical printers and supplies. Prior to October 2000, DriveOff.com provided total online automotive solutions through its Web sites, in addition to providing custom solutions to companies in or with relationships in the automotive industry.

Segment operations are measured consistent with the accounting policies used in these consolidated financial statements.

The following provides information on Navidec's segments:

                          YEAR ENDED DECEMBER 31, 2000
                               (in thousands) (f)

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

Loss from operations        $   (5,466)  $  (14,317)  $     (130)  $    (7,107)(a)  $  (27,020)

Identifiable assets         $   11,108   $       --   $      335   $    77,734 (b)  $   89,177

                          YEAR ENDED DECEMBER 31, 2001
                               (in thousands) (f)

                                                         Product
                            e-Solutions  DriveOff(c)   Distribution       Corporate         Total
                            -----------  ----------    ------------       ---------         -----
Revenues from external
     customers              $   22,127   $       --    $    460         $        --      $   22,587

Gross profit                $    9,412   $       --    $     28         $        --           9,440

Loss from operations        $   (9,366)  $       --    $   (182)        $    (9,372)(a)  $  (18,920)

Identifiable assets         $    2,453   $       --    $     -- (d)     $     8,159 (b)  $   10,612

                          YEAR ENDED DECEMBER 31, 2002
                              (in thousands) (c,e)

                                           Navidec
                            e-Solutions   Capital (f)   Corporate        Total
                            -----------   -----------   ---------        -----
Revenues from external
     customers              $    5,120     $     --     $     --     $     5,120

Gross profit                $    2,274     $     --     $     --           2,274

Loss from operations        $     (872)    $    (15)    $ (2,018)(a) $    (2,905)

Identifiable assets         $    1,717     $     35     $  1,724 (b) $     3,476

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

(e) Due to Product Distribution being sold or written off in 2001 there was no activity in 2002.

(f) Navidec Capital was formed in 2002, as such there is no activity prior to 2002.

(12) NOTES RECEIVABLE IN DEFAULT

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

(13) INVESTMENTS

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

MARKETABLE SECURITIES

In 2001, Navidec sold BEA Systems, Inc. ("BEA") stock with a basis of $673,000 for $881,000, realizing a gain of $208,000. In 2002 the Company sold approximately 1,100 remaining shares of BEA with a basis of $29,000 for $12,000 and realized a loss of approximately $17,000.

(14) RESTRUCTURING AND OTHER RELATED CHARGES

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

The following table summarizes restructuring and other related charges recorded during, the year, including the remaining accrual balance at December 31, 2002 (in thousands):

                                         Asset                Remaining
                            Expensed  Write-Downs  Payments    Balance
                            --------  -----------  --------   ---------
Severance & benefits        $  3,950         --    $  3,950   $     --
Contract exit costs              492         --         442         50
                            --------   --------    --------   --------
Total restructuring         $  4,442         --    $  4,392   $     50
Total impairments           $  1,314   $  1,314          --         --

(15) REDUCTION OF DEBT

In May 2001, the Company came to an agreement with an unsecured creditor to settle its note payable with a carrying amount of $793,000 for $250,000 and monthly payments through December 2001 of $13,333. The settlement resulted in an extraordinary gain of $450,000.

(16) QUARTERLY RESULTS (Unaudited)

2000
                                          Q1             Q2                Q3               Q4             TOTAL
                                          --             --                --               --             -----
            NET SALES                  $ 6,557       $  7,648       $     8,641       $    10,232       $  33,078

            GROSS MARGIN                 3,172          3,786             4,367             4,467(c)       15,792

            NET INCOME (LOSS)           (6,138)         5,676(a)         26,859(b)        (10,043)(d)      16,354

            EPS - BASIC                 (10.08)          9.36             43.92            (15.48)          26.46

            DILUTED                     (10.08)          8.82             39.42            (15.48)          24.48

2001
                                           Q1                Q2                  Q3               Q4             TOTAL
                                           --                --                  --               --             -----
            NET SALES                  $  8,608          $  4,543           $   5,579         $   3,857        $ 22,587

            GROSS MARGIN                  3,644             2,231               2,841               724           9,440

            NET LOSS BEFORE
            EXTRAORDINARY
            ITEM                        (39,892)           (7,934)             (4,510)           (3,510)        (55,846)

            NET LOSS                    (39,892)(e)        (7,484)(f)          (4,510)(f)        (3,510)(f)     (55,396)

            EPS - BASIC                  (61.74)           (11.52)              (7.02)            (5.40)         (85.68)

            DILUTED                      (61.74)           (11.52)              (7.02)            (5.40)         (85.68)

2002
                                           Q1               Q2             Q3             Q4 (g)            TOTAL
                                           --               --             --             ------            -----
            NET SALES                  $    2,394        $  1,400      $      756      $        570     $    5,120

            GROSS MARGIN                      939             564             439               332          2,274

            NET LOSS                         (582)           (770)           (656)           (1,187)        (3,195)

            EPS - BASIC                      (.90)          (1.26)          (1.08)            (1.82)         (4.92)

            DILUTED                          (.90)          (1.26)          (1.08)            (1.82)         (4.92)

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

(g) During the forth quarter of 2002, the Company wrote down its inventory by $64,000 and increased its reserve for doubtful accounts by $158,000.

(17) RIGHTS OFFERING

The Company's board of directors and shareholders have approved a Rights Offering for all shareholders of record on November 15, 2002, to purchase one share of voting common stock for each share they own, at a purchase price of $1.80 per share. (All numbers take into consideration the one share for 18 share (1 for 18) reverse split effected as of December 5, 2002). On January 21, 2003, The Company's board of directors amended the Series I 5% Convertible Debenture terms to include in the Rights Offering all debenture holders of record on November 15, 2002, who convert their debentures to common stock prior to the termination date of the Rights Offering. The Rights Offering will commence on the date they are approved for trading. The Rights will be represented by Subscription Certificates and will trade on the OTC Bulletin Board. The Rights automatically expire 30 days after they are approved for trading unless the Company elects to extend the offering for up to an additional 30 days.

(18) SUBSEQUENT EVENTS

During December of 2002 Navidec announced that it had entered into preliminary negotiations to acquire inSolutions, Inc. of Atlanta, Georgia. During January of 2003, Navidec Capital, a whole owned subsidiary of Navidec, Inc. started to acquire non-technology based companies entered into preliminary negotiations to acquire Financial Visions, Inc. of Denver, Colorado.

In January 2003 we agreed to issue an option to purchase up to 16 million shares of the no par value common stock of Navidec Capital, Inc. to Interactive Capital, Inc., whose primary shareholder is John McKowen, and officer, director and shareholder of the Company, for a period of five years. The exercise price may be paid by exchanging common shares of Navidec for the common shares of Navidec Capital at a ratio of one share of Navidec for each 172.8 shares of Navidec Capital. Assuming a full exercise of this option, Interactive Capital would have to deliver a total of 92,593 Navidec shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 1, 2002, NAVIDEC, Inc. (the "Company") engaged Hein + Associates LLP to replace Arthur Andersen LLP as the Company's independent accountant to audit the Company's financial statements for the year ended December 31, 2002. Arthur Andersen LLP was dismissed as the Company's independent accountant on the same date. The Audit Committee of the Company's Board of Directors approved the change in the Company's independent accountant.

The independent auditor's report of Arthur Andersen LLP dated April 3, 2002 for the Company's financial statements for the year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not modified as to audit scope or accounting principles. However, the report did contain an explanatory fourth paragraph related to the uncertainty about Navidec's ability to continue as a going concern.

During the Company's three most recent fiscal years and through the date of the dismissal of Arthur Andersen LLP, the Company did not have any disagreements with Arthur Andersen LLP.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows the name, age and position of each officer and director of Navidec.

      Name                             Age                               Position
      ----                             ---                               --------
J. Ralph Armijo                         51           President, Chief Executive Officer and Director
Patrick R. Mawhinney                    39           Chief Financial Officer, Treasurer, Secretary and Director
Gerald A. Marroney                      50           Director
John R. McKowen                         52           Director
Louis F. Coppage                        65           Director
John McGrain                            57           Director

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

PATRICK R. MAWHINNEY has served as our Chief Financial Officer, Treasurer and as a director since July 1996. Mr. Mawhinney served as our Secretary from August 1999 until July 2001 and from January 2002 to present. Prior to that he served as the President of Interactive Planet, Inc. from its inception in May

1995 until its merger with the Company in July 1996. From May 1995 until May 1996, Mr. Mawhinney also served as a financial/accounting consultant for MIS/Sunguard, a provider of accounting and investment software. Mr. Mawhinney was employed as an Assistant Vice President of The Bank of Cherry Creek from November 1993 to May 1995. He received his B.S. from Colorado State University.

GERALD A. MARRONEY has served as a director since April 1997. He has served as the Judicial Administrator for the State of Colorado since 2001. Prior to which he served as a State of Colorado District Court Judge in Pueblo County, Colorado from 1990-2001. Before that time he was a practicing attorney in Pueblo, Colorado. Mr. Marroney received his B.S. from Southern Colorado State College and his J.D. from Oklahoma City University.

JOHN R. MCKOWEN is a newly elected director of the Company. Mr. McKowen was hired by the Company as a financial consultant in 1996 and was instrumental in the private, public, and secondary financing of the Company. He served as a financial consultant to the Company until March 2002. Mr. McKowen began his career in the financial services industry by joining Merrill Lynch in 1978. In 1980 he joined Dean Witter Reynolds. In 1984 Mr. McKowen began working as an independent consultant and has worked in that capacity for the last eighteen years. Mr. McKowen received a B.A. in economics from Metropolitan State College.

LOUIS F. COPPAGE is a newly elected director of the Company. Mr. Coppage is an Investment Banking Consultant and Merger and Acquisition Specialist for emerging public companies. He has over twenty years of executive and managerial experience with both domestic and international operations involving finance and business development for both private and public corporations. Since 1986, he has served as a financial consultant for numerous clients in the emphasis on the capital formation process for corporate clients including Sybersay Communications of Walnut Creek, California, Universal Management Inc. of Denver, Colorado, Alliance Medical Corporation of Phoenix, Arizona, Citadel Environmental Group of Denver, Colorado, SAN Holding, Inc. of Castle Rock, Colorado, and TangibleData Inc. of Boulder, Colorado.

From 1978 to 1986, Mr. Coppage was Founder and Principal of American Energy Investments, Inc. of Denver, Colorado. From 1969 to 1979, he was President of Foresee, Ltd., an energy development company, and of Coppage & Associates, a financial planning company in Denver, Colorado. Mr. Coppage studied business at the University of Maryland and Emporia State College before beginning his career at Connecticut General Life Insurance Company in 1964, where he was recognized for his achievements in publications such as times, Newsweek and U.S. World Report. He was a founding member of nationally recognized insurance and financial planning groups, Top of the Table and The Forum.

Mr. Coppage is the former Chairman of SAN Holdings, Inc., a $30M data storage business based in Castle Rock, Colorado. He is a past officer and director of several Colorado-based emerging public companies engaged in staffing services, information technology, and other industries.

JOHN McGRAIN is a newly elected director of the Company. Since 2000, Mr. McGrain has been the Chairman of Enterra Energy Corp. (Nasdaq: EENC). From 1997 to 2000, he was with Financial Pacific Softworks and assisted them in going public. From 1994 to 1997, Mr. McGrain was a private investor and consultant to a number of emerging growth companies. From 1984 to 1994, Mr. McGrain was Chairman and CEO of Conversion Industries, a merchant bank located in California. Mr. McGrain was responsible for the financing of thirteen public companies and numerous municipal and corporate bond financings. Mr. McGrain has served on the board of directors of the following companies: Chairman International Colin Energy, 1989-1993, CVD Financial, 1993-1994, Western Energy Management Corp., 1992-1993, United

Mercantile Bank, 1986-1987, Alliance Medical Corp., 1996, Beta Well Service, 1990-1993. Mr. McGrain received a BA from UCLA in 1967 and attended Graduate School at USC in 1998. None of the Company's directors or nominees are related to any other director or executive officer.

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

                               Annual Compensation                       Long Term Compensation
                       ----------------------------------   -----------------------------------------------
Name and                                       Restricted   Securities          All Other
Principal                            Annual      Compen-      Stock        Underlying      LTIP     Compen-
Position      Year      Salary       Bonus       sations      Awards     Options/SARs(#)  Payouts   sations
-----------------------------------------------------------------------------------------------------------
Ralph         2002     $170,000     $      0     $    0       $   0               0        $   0    $   0
Armijo,       2001     $207,000     $      0     $    0       $   0         197,000(1)     $   0    $   0
CEO           2000     $288,000     $125,000     $    0       $   0               0        $   0    $   0

Pat           2002     $103,000     $      0     $    0       $   0               0        $   0    $   0
Mawhinney     2001     $126,000     $      0     $    0       $   0          71,000(2)     $   0    $   0
CFO           2000     $167,000     $100,000     $    0       $   0               0        $   0    $   0

(1) The number indicated represents the number of shares of common stock underlying stock options granted to Mr. Armijo during 2001.

(2) The number indicated represent the number of shares of common stock underlying stock options granted to Mr. Mawhinney during 2001.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning individual grants of stock options made during the year ended December 31, 2002 to Navidec's Chief Executive Officer and the other named executive officers. Navidec has issued no stock appreciation rights.

                            Number of        % of
                           Securities    Total Options       Closing
                           Underlying      Granted to      Price as of
                          Options/SARs   Employees in        Dec 31,        Exercise or Base     Expiration       Grant Date
    Name                    Granted       Fiscal Year         2001            Price ($/Sh)          Date         Present Value
    ----                  ------------   -------------     -----------      ----------------     ----------      -------------
John McKowen                250,000          100%             $2.26              $1.80            11/2007         $437,000(1)

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

                                                                Number of
                                                                Securities             Value of
                                                          Underlying Unexercised      In-the-Money
                                                               Options/SARs          Options/SARs
                     Shares                                    at FY-End (#)         at FY-End ($)
                    Acquired               Value               Exercisable/          Exercisable/
    Name         on Exercise(#)          Realized             Unexercisable        Unexercisable(1)
-------------    --------------          --------         ----------------------   ----------------
Ralph Armijo           0                    0                  77,000/26,000       $174,000/$59,000
Pat Mawhinney          0                    0                  30,000/10,000       $ 68,000/$23,000
John McKowen           0                    0                      0/250,000       $      0/115,000

(1) The value indicated was calculated by determining the difference between the fair market value of Navidec's common stock underlying the stock options on December 31, 2002 and the exercise price of those options.

DIRECTOR COMPENSATION

None of Navidec's directors received any compensation during the most recent fiscal year for serving in their position as a director. Non-employee members of the Board of Directors received options to purchase 10,000 shares of common stock issued under Navidec's stock option plan.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Navidec entered into an Employment Agreement with Mr. Armijo effective March 9, 2000. The term of that agreement is for two years and it renews automatically for successive additional one-year periods provided that neither Mr. Armijo nor Navidec provide the other with notice of their intent not to renew the agreement at least thirty days before the anniversary date of the agreement. Mr. Armijo's current annual salary under the agreement is $285,000 and his salary is reviewed annually. The agreement also provides that Mr. Armijo will be paid an annual bonus. In the event that Mr. Armijo's employment were to be terminated without "Cause" by Navidec, as defined in the agreement, then Navidec must pay Mr. Armijo severance payments (the "Severance Payments"). The Severance Payments will be equal to two times Mr. Armijo's then effective annual salary, plus two times the annual bonus paid or payable for the most recently completed fiscal year during the term of the agreement, plus the continuation of all of "Benefits" that Mr. Armijo is entitled to under Company plans, as defined in the agreement, for two years and the immediate vesting of all of Mr. Armijo's non-vested options for shares of Navidec's capital stock. If Mr. Armijo's employment were terminated without Cause, including termination due to a change in control, as of March 15, 2003, Mr. Armijo would receive $570,000.

Navidec entered an Employment Agreement with Mr. Mawhinney effective March 9, 2000. The term of that agreement is for two years and it renews automatically for successive additional one-year periods provided that neither Mr. Mawhinney nor Navidec provide the other with notice of their intent not to renew the agreement at least thirty days before the anniversary date of the agreement. Mr. Mawhinney's current annual salary under the agreement is $170,000 and his salary is reviewed annually. The agreement also provides that Mr. Mawhinney will be paid an annual bonus. In the event that Mr. Mawhinney's employment were to be terminated without "Cause" by Navidec, as defined in the agreement, then Navidec must pay Mr. Mawhinney severance payments (the "Severance Payments"). The Severance Payments will be equal to two times Mr. Mawhinney's then effective annual salary, plus two times the annual bonus paid or payable for the most recently completed fiscal year during the term of the agreement, plus the continuation of all of "Benefits" that Mr. Mawhinney is entitled to under Company plans, as defined in the agreement, for two years and the immediate vesting of all of Mr. Mawhinney's non-vested options for shares of Navidec's capital stock. If Mr. Mawhinney's employment were terminated without Cause, including termination due to a change in control, as of March 15, 2003, Mr. Mawhinney would receive $340,000.

Navidec entered an Employment Agreement with Mr. McKowen effective January 30, 2003. The term of that agreement is for two years and it renews automatically for successive additional one-year periods provided that neither Mr. McKowen nor Navidec provide the other with notice of their intent not to renew the agreement at least thirty days before the anniversary date of the agreement. Mr. McKowen's current annual salary under the agreement is $60,000 and his salary is reviewed annually. The agreement also provides that Mr. McKowen will be paid an annual bonus. In the event that Mr. McKowen's employment were to be terminated without "Cause" by Navidec, as defined in the agreement, then Navidec must pay Mr. McKowen severance payments (the "Severance Payments"). The Severance Payments will be equal to two times Mr. McKownes's then effective annual salary, plus two times the annual bonus paid or payable for the most recently completed fiscal year during the term of the agreement, plus the continuation of all of "Benefits" that Mr. McKowen is entitled to under Company plans, as defined in the agreement, for two years and the immediate vesting of all of Mr. McKowen's non-vested options for shares of Navidec's capital stock. If Mr. McKowen's employment were terminated without Cause, including termination due to a change in control, as of March 15, 2003, Mr. McKowen would receive $120,000.

In January 2003 we agreed to issue an option to purchase up to 16 million shares of the no par value common stock of Navidec Capital, Inc. to Interactive Capital, Inc. for a period of five years. The exercise price may be paid by exchanging common shares of Navidec for the common shares of Navidec Capital at a ratio of one share of Navidec for each 172.8 shares of Navidec Capital. Assuming a full exercise of this option, Interactive Capital would have to deliver a total of 92,593 Navidec shares, which as of January 27, 2003 had the approximate value of $224,000. This transaction was not negotiated at arms' length as John R.

McKowen controls Interactive Capital and is a control person of Navidec as a director of the Company and President of Navidec Capital. Notwithstanding this, the board of directors determined that the proposal was fair to all of the participants including our shareholders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Patrick Mawhinney, our Chief Financial Officer, served as a member of Navidec's Compensation Committee For the Fiscal year ended 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2002, concerning the beneficial ownership of Navidec's common stock by each person who beneficially owns more than five percent of the common stock; by each of Navidec's executive officers and directors; and by all executive officers and directors as a group.

                                                 Number of
                                                 Shares of
Name and Address of                             Common Stock                     Percent of
Beneficial Owner(2)                          Beneficially Owned             Beneficial Ownership
-------------------                          ------------------             --------------------
Ralph Armijo                                     133,183(3)                        14.3%
Patrick R. Mawhinney                              35,409(3)                         3.8%
John McKowen                                      47,227(3)                         5.1%
Gerald A. Marroney                                 1,667(3)                          (1)
All directors and executive officers as
     a Group (Four Persons)                      217,486                           23.3%
Wells Fargo & Company
WFC Holding Corp.
     420 Montgomery St.
     San Francisco, CA  94104                     51,916(4)(5)                      5.6%

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

(2) Except as indicated herein, the business address for each person is 6399 S. Fiddler's Green Circle, Suite 300, Greenwood Village, CO 80111.

(3) The number of shares indicated includes shares of common stock underlying options that are currently exercisable, as of March 15, 2002 which are held by the following persons in the amounts indicated: Mr.

Armijo (77,166); Mr. Mawhinney (29,889); Mr. Marroney (1,667); plus shares underlying debentures currently outstanding to the following persons in the amounts indicated: Mr. Armijo (22,222) and Mr. McKowen (47,222).

(4) Represents a beneficial owner of more than 5% of the Common Stock based on the owner's reported ownership of shares of common stock in filings made with the Securities and Exchange Commission pursuant to Section 13(g) of the Securities Exchange Act of 1934, as amended. Information with respect to each beneficial owner is as of the date of the most recent filing by the beneficial owner with the Securities and Exchange Commission and is based solely on information contained in such filings.

(5) On October 13, 2000, the shareholders of Navidec approved the issuance on non-voting common shares. Subsequently, 38,949 non-voting shares were issued to Wells Fargo upon conversion of a convertible debenture.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2000, Navidec loaned $35,000 to an officer of the Company carrying an annual interest rate of 7% with principal and interest due on May 30, 2001. The note and accrued interest was paid off in March of 2001.

During 2000, Navidec retained Benesch, Friedlander, Coplan & Aronoff LLP, of which firm Navidec's former Executive Vice President -- Business Development, was a partner during 2000, to perform legal services for the Company. The Company paid $546,000, $84,000 and $9,000 in fees and expenses to Benesch, Friedlander, Coplan & Aronoff LLP in 2000, 2001 and 2002, respectively, for the performance of legal services for the Company.

In January of 2001, the Company funded promissory notes due from management and shareholders totaling $528,000. These notes carried an interest rate of 5.9% payable annually. The notes were collateralized by a right to proceeds agreement that required the payment of the notes upon the sale of the CarPoint, Inc. stock held by the Company. These notes receivable were settled in conjunction with the sale of the CarPoint, Inc. stock in May 2001. The receivables were netted against the amounts otherwise payable to these individuals for their involvement in the initial sale of DriveOff.com in September 2000, and the sale of CarPoint stock in May 2001.

During 2001, Navidec sold $52,000 worth of inventory at cost to XCEN28, Inc, whose primary shareholder is the nephew of Navidec's CEO.

On September 16, 2002, the Company entered into a Debenture Purchase Agreement with Interactive Capital, Inc. pursuant to which it and other qualified purchasers may purchase a minimum of $250,000 and a maximum of $5 million in aggregate principal amount of convertible debentures, whose primary shareholder is John McKowen a director, officer and shareholder of Navidec, Inc. On October 1, 2002 the Company took down $250,000 of debentures. These debentures were lead by Interactive Capital and placed with individuals, which included Mr. John McKowen $85,000 and Mr. Ralph Armijo, President, CEO and Director $40,000.

In January 2003 the Company agreed to issue an option to purchase up to 16 million shares of the no par value common stock of Navidec Capital, Inc. to Interactive Capital, Inc. for a period of five years, whose primary shareholder is John McKowen a director, officer and shareholder of the Company. The exercise price may be paid by exchanging common shares of Navidec for the common shares of Navidec Capital at a ratio of one share of Navidec for each 172.8 shares of Navidec Capital. Assuming a full exercise of this option, Interactive Capital would have to deliver a total of 92,593 Navidec shares.

Although the foregoing transactions were determined without arm's length negotiations and involved conflicts of interest between the interests of the related party and Navidec, Navidec believes that the transactions were entered into on terms no less favorable to Navidec than could have been obtained from independent third parties.

ITEM 14 CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

J. Ralph Armijo, who serves as the Company's chief executive officer and Patrick Mawhinney, who serves as the Company's chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) as of a date within 90 days of the filing date of this annual report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made know to them by individuals within thos entities, particularly during the period in which this annual report was being prepared.

(b)      Change in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

(a)1. Index to Financial Statements Report of Independent Public Accountants Consolidated Balance Sheets as of December 31, 2000 and 2001 Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001 Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001 Notes to Consolidated Financial Statements

3.1   Second Amended and Restated Articles of Incorporation of Navidec, Inc. (3)

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

10.3  Employment Agreement between Navidec and Ralph Armijo dated March 9,
        2000.(3)

10.6 Stock and Note Purchase Agreement dated as of July 23, 1999 by and between the Company and WFC Holdings Corporation.(5)

10.7  Form of Note of the Company payable to the order of WFC Holdings
        Corporation.(5)

10.8  Form of Registration Rights Agreement by and between the Company and WFC
        Holdings Corporation.(5)

10.9  John R. McKowen Employement Agreement

10.10 Interactive Capital Rights Agreement

23.1  Consent of Hein + Associates LLP. Filed herewith.

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

                                  NAVIDEC, INC.

        Dated: March 15, 2003            By: /s/ J. Ralph Armijo
                                         ------------------------
                                         J. Ralph Armijo
                                         President, Chief Executive Officer and
                                         Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

                  Dated:March 26, 2003          By: /s/ J. Ralph Armijo
                                                -----------------------

                                                J. Ralph Armijo
                                                President, Chief Executive
                                                Officer and Director

                  Dated: March 26, 2003         By: /s/ Patrick R. Mawhinney
                                                -----------------------------

                                                Patrick R. Mawhinney
                                                Chief Financial Officer,
                                                Secretary and Director
                                                (Principal financial and
                                                accounting officer)

                  Dated: March 26, 2003         By: /s/ John McKowen
                                                --------------------

                                                By: John McKowen
                                                President Navidec Capital,
                                                Director

                  Dated: March 26, 2003         By: /s/ Gerald A. Marroney
                                                --------------------------

                                                By: Gerald A. Marroney
                                                Director

                  Dated: March 26, 2003         By: /s/ Louis F. Coppage
                                                ------------------------

                                                By: Louis F. Coppage
                                                Director

                  Dated: March 26, 2003         By: /s/ John McGrain
                                                --------------------

                                                By: John McGrain
                                                Director

Certification of the Chief Executive Office and Chief Financial officer of Navidec, Inc. Pursuant to 18 U.S.C. Section 1350.

We certify that, to the best of our knowledge and belief, the Annual report on form 10K of Navidec, Inc. for the period ended December 31, 2002:

1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange act of 1934; and

2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Navidec, Inc.

                                By /S/ RALPH ARMIJO
                                Ralph Armijo
                                President and CEO

Date: March 26, 2003

                                By /S/ PAT MAWHINNEY
                                Pat Mawhinney
                                Chief Financial Officer

Date: March 26, 2003

I, J. Ralph Armijo, Chief Executive Officer of Navidec, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Navidec, Inc.;

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

Date: March 26, 2003

                                /s/ J. Ralph Armijo

                                J. Ralph Armijo
                                Chief Executive Officer

I, Patrick R. Mawhinney, Chief Financial Officer of Navidec, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Navidec, Inc.;

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

Date: March 26, 2003

                                /s/ Patrick R. Mawhinney

                                Patrick R. Mawhinney
                                Chief Financial Officer