Form 10-Q
period 2003-03-31
NAVIDEC INC
filed 2003-05-15
CIK 1023734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from January 1, 2003 to March 31, 2003.

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

As of May 14, 2003, Registrant had 641,000 shares of common stock outstanding

                                  NAVIDEC, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION
===============================

Item 1.  Financial Statements (Unaudited)

                  Balance Sheets as of March 31, 2003 and December 31, 2002

                  Statements of Operations, Three months ended March 31, 2003 and 2002

                  Statements of Cash Flows, Three months ended March 31, 2003 and 2002

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 NAVIDEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                           December 31,  March 31,
                                                               2002        2003
                                                             --------    --------
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                               $    130    $     75
     Accounts receivable, net                                     439         163
     Costs and estimated earnings in excess of billings            --          11
     Inventory                                                    288         288
     Prepaid expenses and other                                   696         638
                                                             --------    --------
       Total current assets                                     1,553       1,175

   PROPERTY, EQUIPMENT AND SOFTWARE, net                        1,922       1,548

   OTHER ASSETS:
     Other assets                                                   1          --
                                                             --------    --------
   TOTAL ASSETS                                              $  3,476    $  2,723
                                                             ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Accounts payable                                        $    670    $    686
     Accrued liabilities                                          138         176
     Current borrowings                                           455         420
     Deferred revenue                                             108           0
     Convertible Debentures                                        --         250
                                                             --------    --------
               Total current liabilities                        1,371       1,532

   NON CURRENT LIABILITIES:
     Convertible Debentures                                       250          --

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
     Common stock, no par value, 20,000 shares authorized,
     Voting 611 and 641 shares outstanding                     54,450      54,985
     Non-voting stock 39 shares outstanding                     5,817       5,817
     Warrants for common stock                                  1,175         640
     Deferred compensation                                        (38)        (25)
     Retained earnings (deficit)                              (59,549)    (60,226)
                                                             --------    --------
           Total stockholders' equity                           1,855       1,191
                                                             --------    --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  3,476    $  2,723
                                                             ========    ========



   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         3 Months Ended
                                                            March 31,
                                                        2002       2003
                                                       -------    -------
REVENUE                                                $ 2,392    $   397
COST OF REVENUE                                          1,455        188
                                                       -------    -------
GROSS PROFIT                                               939        209

OPERATING EXPENSES:
   Product development                                      84         29
   General and administrative                              635        285
   Sales and marketing                                     370         24
   Stock Expense                                            23         13
   Depreciation and amortization                           388        533
                                                       -------    -------
     Total operating expenses                            1,500        884
                                                       -------    -------
 LOSS FROM OPERATIONS                                     (561)      (675)

OTHER INCOME (EXPENSE):
   Other Income                                            (21)        (2)
    Loss on
    CarPoint, Inc. investment                               --         --
                                                       -------    -------
     Total other loss, net                                 (21)        (2)
                                                       -------    -------
NET LOSS                                               $  (582)   $  (677)

NET INCOME (LOSS)
Per Share basic and diluted                            $  (.90)   $ (1.02)
                                                       =======    =======
WEIGHTED AVERAGE
SHARES OUTSTANDING Basic                                   647        662
Diluted                                                    647        662

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                 Three Months Ended
                                                                      March 31,
                                                                   2002       2003
                                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $  (582)   $  (677)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation                                                  388        533
       Non-cash stock expense                                         23         13
       Deferred Compensation                                          32         --
   Changes in operating assets and liabilities:
       Accounts receivable                                           (35)       276
       Costs and estimated earnings in excess of billings            (14)       (11)
       Prepaid expenses and other assets                             (48)       (15)
       Accounts payable                                           (1,127)        15
       Accrued liabilities                                          (440)        38
       Deferred revenue                                              (98)      (108)
       Other                                                          62         --
                                                                 -------    -------
   Net cash provided (used) in operating activities               (1,839)        64
                                                                 -------    -------

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Sale (Purchase) of property, equipment and software           (10)        --
       Sale of equity investments                                    588
       Other                                                          20         --
                                                                 -------    -------
   Net cash provided by investing activities                         598         --
                                                                 -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment on fees associated with the rights offering                      (84)
       Payments on notes payable and capital lease obligations      (332)       (35)
                                                                 -------    -------
   Net cash used in financing activities                            (332)      (119)
                                                                 -------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (1,573)       (55)

CASH AND CASH EQUIVALENTS, beginning of period                     2,465        130
                                                                 -------    -------
CASH AND CASH EQUIVALENTS, end of period                         $   892    $    75
                                                                 -------    -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
       Cash paid for interest                                    $    45    $    18


       The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

The unaudited financial statements and related notes to the financial statements presented herein have been prepared by the management of Navidec, Inc. and subsidiary (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements were prepared in accordance with the accounting policies used in the preparation of the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and should be read in conjunction with such financial statements and notes thereto. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the Form 10-K for the year ended December 31, 2002. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results for the interim period presented have been made.

(2) LIQUIDITY

The Company's financial statements for the three months ended March 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of $675,000 for the three months ended March 31, 2003 and has a negative working capital of $356,000 as of March 31, 2003. At March 31, 2003, the Company had $213,000 outstanding under its term credit facility. During the third quarter of 2002, the company was out of compliance with the covenants of its loan and as such it not able to draw additional amounts against its line of credit, in addition the Bank accelerated the term note, which now has principal and interests due in full during the second quarter of 2003.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or be cash positive or raise necessary additional debt and/or equity capital. Management believes that if the Company can substantially complete its right offering which is contained in the Company's May 8, 2003, S-2 registration, the Company will have adequate capital resources to continue operating and maintain its business strategy during the next 12 months. If substantial losses continue and/or the Company is unable to raise additional capital, liquidity problems could cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

(3) COMPREHENSIVE INCOME

Comprehensive income includes net income or loss and changes in equity from non-owner transactions. The Company's comprehensive losses for the three-month period ended March 31, 2002 and 2003 were:

                                                               For the Three Months Ended
                                                                        March 31,
                                                                     (in thousands)
                                                                 2002               2003
                                                                -------            -----
                   Net income (loss)                            $  (582)           $(677)
                      Unrealized gain (loss), net of taxes
                        and reclassification adjustments             (1)              --
                                                                -------            -----
                   Comprehensive income (loss)                  $  (583)           $(677)

(4) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

(5) COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings as of December 31, 2002 and March 31, 2003 are comprised of the following (in thousands):

                                                          December 31  March 31,
                                                             2002        2003
                                                             ----        ----

                   Costs incurred on contracts in progress   $  0        $ 15
                   Estimated earnings                           0          18
                                                             ----        ----
                                                                0          33
                   Less progress billings                       0         (22)
                                                             ----        ----
                                                             $  0        $ 11
                                                             ====        ====

(6) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of products held for resale and use in on-line solutions.

(7) NET INCOME (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded common stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share, as the effect of all such securities is anti-dilutive for all periods presented. Shares issuable under warrants and options were 42,000 and 50,000 as of March 31, 2002 and 2003, respectively.

(8) PRO FORMA FAIR VALUE DISCLOSURES

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the quarter ending March 31, 2002 and 2003, respectively: risk-free interest rate of 3.00 and 3.00 percent, no expected dividend yields, expected lives of 5.0 and 5.0 years, and expected volatility of 60 and 32 percent, respectively. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

Had compensation cost for options granted been determined based upon fair value at the date of the grant, Navidec's net income (loss) would have been the following pro forma amounts (in thousands, except per share data):

                                        For the Three Months Ended
                                               March 31, 2003
                                   (in thousands, except per share data)

                                                      2002          2003
Net Income (Loss):
      As reported                                 $   (582)     $   (677)
      Net Total stock based employee
      Compensation expense determined
      Under fair value based method
      For all awards, net of related tax effect         --            --
                                                  --------      --------
      Pro forma                                   $   (582)     $   (677)
                                                  ========      ========

Net Loss per share, basic and diluted

Basic: As Reported                                $   (.90)     $  (1.02)
                                                  ========      ========
         Pro Forma                                $   (.90)     $  (1.02)
                                                  ========      ========
Diluted: As Reported                              $   (.90)     $  (1.02)
                                                  ========      ========
         Pro Forma                                $   (.90)     $  (1.02)
                                                  ========      ========

(9) SEGMENT REPORTING

The Company currently operates in two different segments: Navidec Technology, and Navidec Capital. Management has chosen to organize the Company around these segments based on differences in products and services.

Navidec Technology provides custom solutions, including the architecture, design, development and integration of high tech solutions, utilizing web technology. Navidec Capital plans to acquire non-technology companies.

Segment operations are measured consistent with the accounting policies used in these consolidated financial statements.

The following provides information on the Company's segments (unaudited):

                                            For the Three Months Ended
                                                  March 31, 2003
                                                  (in thousands)

                                    Navidec                    Navidec
                                   Technology                  Capital        Corporate     Total

  Revenues from external
  customers ............               $397                      $ 0         $   --        $  397

  Loss from operations .               $(84)                     $(45)       $ (546)(1)    $ (675)

  Identifiable assets ..               $461                      $ 21        $2,241(2)     $2,723


                                            For the Three Months Ended
                                                  March 31, 2002
                                                  (in thousands)

                                     Navidec                   Navidec
                                   Technology                  Capital        Corporate     Total
  Revenues from external
  customers ............             $2,392                      $ --        $   --        $2,392

  Loss from operations .             $ (150)                     $ --        $ (411)(1)    $ (561)

  Identifiable assets ..             $ 2,924                     $ --        $5,226(2)     $8,150

(1) Corporate loss from operations represents depreciation expense, restructuring charges, non-cash stock compensation expense and impairment of assets.

(2) Corporate assets are those that are not directly identifiable to a particular segment and include cash, restricted cash, notes receivable, prepaids, property and equipment, and other assets.

(10) NOTES RECEIVABLE IN DEFAULT

In March, June, July and August of 2000, the Company funded four Promissory Notes to Westar Financial, Inc. for $1.2 million, $1 million, $1 million and $500,000, respectively. The notes carried an interest rate of 9% annually and are unsecured. The March and June notes were paid in full at the scheduled due dates of March 31, 2001 and June 5, 2001. The July 2000 note was due on July 5, 2001 and the August 2000 note was due on August 25, 2001; and Westar Financial has not paid these notes. On December 22, 2001 Westar filled for reorganization under Chapter 11. Accrued interest on the two remaining notes receivable of $1,500,000 was $161,000. In December 2001 the Company wrote off the balance of the Note and accrued interest and has included the charge in other (expense) income in the accompanying consolidated statement of operations. The Company has hired a law firm whose primary shareholder is the wife of the Company's CFO, on a contingency fee to pursue recovery on these notes through the bankruptcy court.

(11) CARPOINT INVESTMENT

In March of 2002, the Company sold its final 1,050,000 shares of CarPoint, LLC valued at $588,000. These shares were sold on March 31, 2002 to one of the majority shareholders at CarPoint.

(11) SUBSEQUENT EVENTS

On May 9, 2003, the Company's S-2 registration statement filed with the SEC, registering the rights granted to shareholders of record on November 15, 2002 and the underlying shares, was declared effective. The rights offering will run through 5:00 MST on June 9th, 2003 unless extended for an additional 30 days by the Company.

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

-Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions. We follow very specific and detailed guidelines in measuring revenue, however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Approximately 60% and 50% of our revenue was generated from fixed-price, fixed completion date work for the year ending December 31, 2002 and the first three months of 2003 respectively. Revenue for this work is recognized on a percentage-of-completion basis using the ratio of direct costs incurred to the estimated total direct costs of the engagement. Estimates of the total direct costs of the engagement require judgments about the time needed to complete the project and the level of personnel involved. Management regularly reviews its estimates and underlying assumptions for contracts in progress. The remaining 40% and 50% of revenue for 2002 and the first three months of 2003 respectively was from time and materials contracts for which revenue is recognized as the work is completed. Revenue recognition for time and materials contracts is not significantly impacted by judgments and estimates.

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

During the first three months of 2003, Navidec generated revenues from its eSolutions division. Approximately 50% of the eSolutions revenue was generated from fixed-price, fixed completion date contracts. In developing these contracts, consideration is given to the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. The goal is to make most eSolutions work deliverable within a ninety
(90) to one hundred twenty (120)-day time frame. Revenue for this work is recognized on percentage-of-completion accounting basis using the ratio of direct costs incurred as compared to the estimated total direct costs of the engagement. The remaining 50% of revenue is from work done on a time and materials basis. Revenue for this work is recognized as it is completed. Navidec is focused on expanding its eSolutions services offerings and to incorporating applications management and hosting services, which have the potential to generate recurring revenues.

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

 THREE-MONTH RESULTS OF OPERATIONS

                                                                          Three Months
                                                                         ended March 31,
                                                                         (in thousands)
                                                                   2002                  2003
                                                                   ----                  ----
REVENUE:
     eSolutions                                                  $2,392                   397
                                                                 ------                   ---
         Total revenue                                            2,392                   397
COST OF REVENUE                                                   1,455                   188
                                                                  -----                   ---
     Gross margin                                                   939                   209
OPERATING EXPENSES:
     Product development                                             84                    29
     General and administrative                                     635                   285
     Sales and marketing                                            370                    24
                                                                  -----                   ---
     Total operating expenses before restructuring

     Non-cash stock and depreciation expenses                     1,089                   338
                                                                  -----                   ---
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                         (150)                 (129)

     Non-cash stock expense                                          23                    13
     Depreciation and amortization                                  388                   533
                                                                    ---                   ---
         Total restructuring, non-cash stock
          and depreciation expense                                  411                   546

LOSS FROM OPERATIONS                                             $(561)                $(675)
                                                                  =====                ======

THREE-MONTH RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                                          Three Months
                                                                         ended March 31,
                                                                   2002                  2003
                                                                   ----                  ----
REVENUE:
     eSolutions                                                  100.0%                100.0%
                                                                ------                 -----
         Total revenue                                           100.0%                100.0%

COST OF REVENUE                                                   60.8%                 47.4%
     Gross margin                                                 39.2%                 52.6%
OPERATING EXPENSES:
     Product development                                           3.6%                  7.3%
     General and administrative                                   26.6%                 71.8%
     Sales and marketing                                          15.5%                  6.0%
                                                                ------                 -----
     Total operating expenses before restructuring
     Non-cash and depreciation expenses                           45.7%                 85.1%
                                                                ------                 -----
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                        (6.5%)               (32.5%)

     Non-cash stock Expense                                        1.0%                  3.3%
     Depreciation and amortization                                16.3%                134.3%
                                                                ------                 -----
     Total restructuring, non-cash stock
          and depreciation expense                                17.3%                137.5%
LOSS FROM OPERATIONS                                            (23.7%)                170.0%
                                                                ======                 ======

Three Months Ended March 31, 2003 and 2002

Revenue for the quarter ended March 31, 2003 decreased $2.0 million, or 83.4%, from 2002 revenues of $2.4 million to $397,000 in 2003. The decrease was primarily a result of lower market demand for IT services, the discontinuation of hardware sales associated with eSolutions sales and a struggling economy.

Gross margin decreased $730,000, or 77.7%, from gross margin of $939,000 in 2002 to $209,000 in 2003. As a percentage of revenue, gross profit increased from 39.2% to 52.6%. The increase in the gross margin was a result of discontinued hardware sales associated with eSolutions project that was discontinued in the 2nd quarter of 2002.

Product development costs decreased $55,000 or 65.5%, from expenses of $84,000 in 2002 to $29,000 in 2003. As a percentage of revenue, product development costs increased from 3.6% in 2002 to 7.3% in 2003. The decrease in product development cost is the result of narrowed focus on the areas that Navidec is pursuing.

General and administrative expenses decreased $350,000 or 55.1%, from general and administrative expenses of $635,000 in 2002 to $285,000 in 2003. As a percentage of revenue, general and administrative expenses increased from 26.6% in 2002 to 71.8% in 2003. The decreased spending was primarily due to decreased overhead expenses related to lower revenues in 2003. Navidec is projecting general and administrative expenses to remain consistent in the upcoming quarters.

Sales and marketing expenses decreased by $346,000, or 93.5%, from $370,000 in 2002 to $24,000 in 2003. As a percentage of revenue, sales and marketing expenses decreased from 15.5% to 6.0% of revenue in 2002 and 2003, respectively.

During 2001, the Company cancelled approximately 1.3 million unexercised and outstanding stock options and granted 883,000 replacement options with a strike price of zero. Deferred compensation was recorded for the intrinsic value of the options and compensation expense of $566,000 was recorded as non-cash stock expense as the deferred compensation was amortized. On March 31, 2003 $25,000 of deferred compensation remained, which will be amortized into non-cash stock expense in future periods. During the quarter ended March 31, 2003 the Company had non-cash stock expense of $13,000. The allocation of non cash stock expense to the same functional classification as the employees' cash compensation is as follows:

                                                            September 30,
                                                               2002
                                                           (In Thousands)
                      Cost of revenue                           $3
                      Sales and marketing                        1
                      General and administrative                 9
                                                               ---
                        Total non cash stock expense           $13
                                                               ===

Depreciation and amortization increased $145,000 or 37.4% from $388,000 in 2002 to $533,000 in 2003. Depreciation and amortization increased due to the amortization of prepaid expenses that occurred during the first quarter of 2003.

As a result of the items discussed above, we recorded a net loss of $675,000 for the quarter ended March 31, 2003 versus a net loss of $582,000 in 2002. Our basic and diluted loss per share was $1.02 in 2003 versus basic and diluted loss per share of $0.90 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through March 31, 2003, we funded our operations primarily from the following sources:

- equity proceeds through public offerings and private placements of our securities;

- revenue generated from operations;

- loans from principal shareholders and employees;

- loans and lines of credit; and

- accounts receivable factoring arrangements made available by banks.

The Company's financial statements for the three months ended March 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of $675,000 for the three months ended March 31, 2003 and has negative working capital of $356,000 as of March 31, 2003. At March 31, 2003, the Company had $233,000 outstanding under its term credit facility. During the third quarter of 2002, the company was out of compliance with the covenants of its loan and as such it not able to draw additional amounts against its line of credit, in addition the Bank accelerated the term note, which is now due during the second quarter of 2003.

If Navidec completes its current rights offering, the Company will be able to pay off the bank and be in compliance with its loan covenants. However, Navidec's ability to meet this requires that the Company complete approximately 25% of the rights offering. As of this date there is no guarantees that the company will complete its offering. If Navidec is not able to maintain compliance with its debt covenants, the Company will seek to renegotiate or obtain alternative financing. The Company has implemented a plan of action in order to sustain operations and satisfy the financial covenants on its credit facilities. During 2001 and 2002, the Company significantly reduced costs through headcount reductions. The Company continues to evaluate its current contractual obligations for renegotiation in order to further reduce costs. The company would consider further significant reductions in its operating activities if these funds are insufficient to sustain operations, or the financial covenants are in jeopardy of being violated in 2003. The Company believes that its cash and cash equivalents, working capital, is not sufficient to maintain operations through 2003. However, the Company believes that its rights offering and convertible debentures will give the Company the working capital it needs to sustain operations through December 31, 2003. There are no guarantee the Company will be successful in these efforts.

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

As of March 31, 2003, we had cash and cash equivalents of $75,000, and negative working capital of $356,000. This compares with cash and cash equivalents of $892,000, and working capital of $2.1 million as of March 31, 2002.

Cash provided by operating activities totaled $64,000 for the three months ended March 31, 2003 compared with cash used by operating activities of $1.8 million for the three months ended March 31, 2002. This was due to a change in net cash used and provided in changes of operating assets and liabilities. During the first quarter of 2003, our changes in operating assets and liabilities provided $195,000 in cash compared with cash used of $1.7 million during the first quarter of 2002.

No cash was used or provided by investing activities for the three months ended March 31, 2003 compared with cash provided by investing activities of $598,000 for the three months ended March 31, 2002. The decrease was the result of the sale of Navidec's holdings in CarPoint, LLC in 2002 compared with expenses associated with the Company's current rights offering in 2003

Cash used in financing activities was $119 during the three months ended March 31, 2003 and $332,000 for the three months ended March 31, 2002.

Navidec is subject to various contractual obligations including long-term debt, capital leases, and operating leases. The table below summarizes these contractual obligations by year (in thousands):

                                                                      Less than
                                                            Total      1 year       1-3 yrs.    Thereafter
                Term debt                                   $233       $  233        $  --        $   --
                Capital leases                               121          121           --            --
                Operating leases                             132          132           --            --
                                                            ----         ----       ------        ------
                Total contractual cash obligations          $486         $486       $   --        $   --
                                                            ====         ====       ======        ======

Item 3.

CONTROLS AND PROCEDURES

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on May 1, 2003. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-Q for the quarterly period ended March 31, 2003.

Subsequent to December 31, 2002, through the date of this filing of Form 10-Q for the quarterly period ended March 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Navidec is exposed to the impact of interest rate changes and change in the market values of its investments. Based on our market risk sensitive instruments outstanding as of March 31, 2003, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - - At March 31, 2003, Navidec's exposure to market rate risk for changes in interest rates relates primarily to its borrowings. Navidec has not used derivative financial instruments in its credit facilities. At March 31, 2003, the company had $233,000 of debt outstanding at a floating interest rate of Prime + 1.50% with a floor of 8.4% (8.4% at March 31, 2003). The estimated fair value of our long-term debt approximates its carrying value because of the variable rates. The debt matures as follows: 2003 - $233,000. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

                                  NAVIDEC, INC.



By  /s/RALPH ARMIJO
Ralph Armijo
President and CEO

Date:  May 15, 2003


By  /s/ PAT MAWHINNEY
Pat Mawhinney
Chief Financial Officer

Date: May 15, 2003

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

         4. The registrant's other certify officers and I are responsible for establishing and maintaining disclosure controls and procedures (as determined in Exchange act Rules 131-14 and 15Q-14) for the registrant and have:

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

Date: May 15, 2003

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

         4. The registrant's other certify officers and I are responsible for establishing and maintaining disclosure controls and procedures (as determined in Exchange act Rules 131-14 and 15Q-14) for the registrant and have:

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

Date: May 15, 2003

/s/  Patrick R. Mawhinney

Patrick R. Mawhinney
Chief Financial Officer

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

By  /s/RALPH ARMIJO
Ralph Armijo
President and CEO

Date: May 15, 2003


By  /s/ PAT MAWHINNEY
Pat Mawhinney
Chief Financial Officer

Date: May 15, 2003