Form 10-Q
period 2003-06-30
NAVIDEC INC
filed 2003-08-15
CIK 1023734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from January 1, 2003 to June 30, 2003.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X    No
    ---

As of August 14, 2003, Registrant had 1,756,000 shares of common stock outstanding

                                  NAVIDEC, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

               Balance Sheets as of June 30, 2003 and December 31, 2002

               Statements of Operations, Three months and Six months ended June 30, 2003 and 2002

               Statements of Cash Flows, Six months ended June 30, 2003 and 2002

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  NAVIDEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                 December 31,       June 30,
                                                                    2002             2003
                                                                  --------         --------
 ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                    $    130         $    810
     Accounts receivable, net                                          439              114
     Inventory                                                         288              288
     Prepaid expenses and other                                        696              382
                                                                  --------         --------
       Total current assets                                          1,553            1,594

   PROPERTY, EQUIPMENT AND SOFTWARE, net                             1,922            1,125

   OTHER ASSETS:
     Other assets                                                        1               --
                                                                  --------         --------
   TOTAL ASSETS                                                   $  3,476         $  2,719
                                                                  ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Accounts payable                                             $    670         $    470
     Accrued liabilities                                               138              120
     Current borrowings                                                455              125
     Deferred revenue                                                  108                1
                                                                  --------         --------
       Total current liabilities                                     1,371              716

   NON CURRENT LIABILITIES:
     Convertible Debentures                                            250               --

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
     Common stock, no par value, 20,000 shares authorized,
     Voting 611 and 641 shares outstanding                          54,450           56,866
     Non-voting stock 39 shares outstanding                          5,817            5,817
     Warrants for common stock                                       1,175              640
     Subscription Notes Receivable                                      --             (375)
     Deferred compensation                                             (38)             (16)
     Retained earnings (deficit)                                   (59,549)         (60,929)
                                                                  --------         --------
       Total stockholders' equity                                    1,855            2,003
                                                                  --------         --------
   Total liabilities and stockholders' equity                     $  3,476         $  2,719
                                                                  ========         ========



          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                            3 Months Ended                  6 Months Ended
                                               June 30,                        June 30
                                        -----------------------         -----------------------
                                         2002            2003            2002            2003
                                        -------         -------         -------         -------
REVENUE                                 $ 1,400         $   143         $ 3,794         $   541
COST OF REVENUE                             836              43           2,291             231
                                        -------         -------         -------         -------
GROSS PROFIT                                564             100           1,503             310

OPERATING EXPENSES:
   Product development                       18               6             102              35
   General and administrative               536             137           1,172             422
   Sales and marketing                      296              99             666             123
   Stock Expense                             18              28              41              41
   Depreciation and amortization            390             547             777           1,080
                                        -------         -------         -------         -------
     Total operating expenses             1,258             817           2,758           1,701
                                        -------         -------         -------         -------
 Loss from operations                      (694)           (717)         (1,255)         (1,391)

OTHER INCOME (EXPENSE):
   Other Income                             (76)             14             (97)             11
                                        -------         -------         -------         -------
     Total other loss, net                  (76)             14             (97)             11
                                        -------         -------         -------         -------
NET LOSS                                $  (770)        $  (703)         (1,352)         (1,380)

NET INCOME (LOSS)
Per Share basic and diluted             $ (1.19)        $  (.78)        $ (2.08)        $ (1.76)
                                        =======         =======         =======         =======

WEIGHTED AVERAGE
SHARES OUTSTANDING Basic                    649             903             649             782
Diluted                                     649             903             649             782



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                      -------------------------
                                                                        2002             2003
                                                                      -------          --------
Cash flows from operating activities:
   Net income (loss)                                                  $(1,352)         $(1,380)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation                                                       777            1,080
       Non-cash stock expense                                              41               41
       Provision for bad debt                                             110               --
       Deferred Compensation                                               32               --
       Loss on sale of equipment                                           --                2
   Changes in operating assets and liabilities:
       Accounts receivable                                                705              326
       Costs and estimated earnings in excess of billings                 (38)              (1)
       Prepaid expenses and other assets                                 (180)             (54)
       Restricted Cash                                                    600               --
       Accounts payable                                                (1,662)            (160)
       Accrued liabilities                                               (996)             (56)
       Deferred revenue                                                  (144)            (108)
       Other                                                               18               48
                                                                      -------          --------
   Net cash (used) in operating activities                             (2,089)            (262)
                                                                      -------          --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Sale (Purchase) of property, equipment and software                (10)              37
       Sale of equity investments                                         588               --
       Other                                                              (53)               1
                                                                      -------          --------
   Net cash provided by investing activities                              525               38
                                                                      -------          --------

Cash flows from financing activities:
       Proceeds from rights offering                                       --            1,237
       Proceeds from notes payable                                        350               --
       Payments on notes payable and capital lease obligations           (614)            (333)
                                                                      -------          --------
   Net cash used in financing activities                                 (264)             904
                                                                      -------          --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (1,828)             680

CASH AND CASH EQUIVALENTS, beginning of period                          2,465              130
                                                                      -------          --------
CASH AND CASH EQUIVALENTS, end of period                                 $637             $810
                                                                      -------          --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
       Cash paid for interest                                         $    71        $      40
       Conversion of notes to Commons Stock                           $    --        $     250




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

(2) LIQUIDITY

The Company's financial statements for the six months ended June 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of $703,000 and $1,380,000 for the three and six months ended June 30, 2003 respectively and has working capital of $878,000 as of June 30, 2003.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or be cash positive or raise necessary additional debt and/or equity capital. Management believes that the Company has adequate capital resources to continue operating and maintain its business strategy during the next 12 months. If substantial losses continue and/or the Company is unable to raise additional capital, liquidity problems could cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

(3) COMPREHENSIVE INCOME

Comprehensive income includes net income or loss and changes in equity from non-owner transactions. The Company's comprehensive losses for the three-month and six-month period ended June 30, 2002 and 2003 were:


                                                                   For the Three Months Ended
                                                                           June 30,
                                                                    ----------------------
                                                                       2002          2003
                                                                      -----         -----
                                                                          (in thousands)
                          Net loss                                     $(770)        $(703)
                            Unrealized loss, net of taxes
                               and reclassification adjustments           (2)           --
                                                                       -----         -----
                          Comprehensive income (loss)                  $(772)        $(703)


                                                            For the Six Months Ended
                                                                   June 30,
                                                            -----------------------
                                                             2002            2003
                                                            -------         -------
                                                                (in thousands)
               Net loss                                     $(1,352)        $(1,380)
                  Unrealized loss, net of taxes
                    and reclassification adjustments             (4)             --
                                                            -------         -------
               Comprehensive income (loss)                  $(1,356)        $(1,380)



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

(5) EQUITY TRANSACTIONS

During the quarter ended June 30, 2003 the Company completed three equity transactions. On June 4, 2003 debenture holders converted $250,000 in debenture and accrued interest into 138,888 shares of stock. In addition, the debenture holders received 138,888 rights and certain holders converted those rights in exchange for 69,444 common shares of the Company. The Company incurred interest expense of $18,000 for the issuance of the Rights to the debenture holders. The debenture holders included the current and former President and CEO's of the Company. In total these individuals received 69,444 shares of common stock through the conversion of their debentures. On June 8, 2003 the company complete its rights offering issuing 796,692 shares and providing net proceeds of $1.2 million, as of June 30, 2003 the Company no longer had any rights outstanding. On June 16, 2003 the company entered into an equity subscription agreement with shareholders of the company for 110,132 restricted shares in exchange for $250,000 in subscription notes receivable.

(6) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of products held for resale and use in on-line solutions.

(7) NET INCOME (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded common stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share, as the effect of all such securities is anti-dilutive for all periods presented. Shares issuable under warrants and options were 38,500 and 430,000 as of June 30, 2002 and 2003, respectively.

(8) PRO FORMA FAIR VALUE DISCLOSURES

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the six months ending June 30, 2002 and 2003, respectively: risk-free interest rate of 3.00 and 3.00 percent, no expected dividend yields, expected lives of 5.0 and 5.0 years, and expected volatility of 60 and 32 percent, respectively. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

Had compensation cost for options granted been determined based upon fair value at the date of the grant, Navidec's net income (loss) would have been the following pro forma amounts (in thousands, except per share data):

                                                     For the Three Months Ended
                                                           June 30, 2003
                                                       -----------------------
                                                         2002           2003
                                                       -------         -------
                                               (in thousands, except per share data)
Net Income (Loss):
      As reported                                      $  (770)        $  (703)
      Net Total stock based employee
      Compensation expense determined
      Under fair value based method
      For all awards, net of related tax effect             --              --
                                                       -------         -------
      Pro forma                                        $  (770)        $  (703)
                                                       =======         =======

Net Loss per share, basic and diluted

Basic: As Reported                                     $ (1.19)        $  (.75)
                                                       =======         =======
         Pro Forma                                     $ (1.19)        $  (.75)
                                                       =======         =======
Diluted: As Reported                                   $ (1.19)        $  (.75)
                                                       =======         =======
         Pro Forma                                     $ (1.19)        $  (.75)
                                                       =======         =======


                                                      For the Six Months Ended
                                                           June 30, 2003
                                                       -----------------------
                                                         2002           2003
                                                       -------         -------
                                               (in thousands, except per share data)
Net Income (Loss):
      As reported                                      $  (1,352)        $  (1,380)
      Net Total stock based employee
      Compensation expense determined
      Under fair value based method
      For all awards, net of related tax effect               --                --
                                                       ---------         ---------
      Pro forma                                        $  (1,352)        $  (1,380)
                                                       =========         =========

Net Loss per share, basic and diluted

Basic: As Reported                                     $   (2.08)        $   (1.72)
                                                       =========         =========
         Pro Forma                                     $   (2.08)        $   (1.72)
                                                       =========         =========
Diluted: As Reported                                   $   (2.08)        $   (1.72)
                                                       =========         =========
         Pro Forma                                     $   (2.08)        $   (1.72)
                                                       =========         =========

(9)    NOTE RECEIVABLE FOR THE ISSUANCE OF COMMON STOCK

In June of 2003, Navidec recorded notes receivable from Shareholders, for approximately $375,000 arising from the financing of a purchase of 179,577 shares of its common stock. The notes bear interest at a rate of 5.0%, which is deemed to be fair market value, compounding annually. The notes are payable upon the earlier of the occurrence of the sale of all or part of the shares by the issuer of the note, or June 2004. At June 30, 2003, Navidec has recorded $375,000 in principal and interest as a note receivable. During the three months ended June 30, 2003 Navidec has not recorded any interest income resulting from this note receivable.


(10) SEGMENT REPORTING

The Company currently operates in two different segments: Navidec Technology, and Navidec Capital. Management has chosen to organize the Company around these segments based on differences in products and services.

Navidec Technology provides custom solutions, including the architecture, design, development and integration of high tech solutions, utilizing web technology. Navidec Capital plans acquire non-technology companies.

Segment operations are measured consistent with the accounting policies used in these consolidated financial statements.

The following provides information on the Company's segments (unaudited):

                            For the Three Months Ended
                                   June 30, 2003
                            -------------------------
                              Navidec         Navidec
                            Technology        Capital        Corporate           Total
                            ----------        -------        ---------           -----
                                  (in thousands)
Revenues from external
customers ............        $   143         $     0         $    --            $   143

Loss from operations .        $   (70)        $   (72)        $  (575)(1)        $  (717)

Identifiable assets ..        $   417         $   610         $ 1,692(2)         $ 2,719


                            For the Three Months Ended
                                   June 30, 2002
                            -------------------------
                              Navidec         Navidec
                            Technology        Capital        Corporate        Total
                            ----------        -------        ---------        -----
                                  (in thousands)
Revenues from external
customers ............        $ 1,400         $ --        $    --            $ 1,400

Loss from operations .        $  (286)        $ --        $  (408)(1)        $  (694)

Identifiable assets ..        $ 2,020         $ --        $ 4,177(2)         $ 6,197



                             For the Six Months Ended
                                   June 30, 2003
                            -------------------------
                              Navidec         Navidec
                            Technology        Capital        Corporate           Total
                            ----------        -------        ---------           -----
                                  (in thousands)
Revenues from external
customers ............        $   541         $     0         $    --            $   541

Loss from operations .        $  (153)        $  (117)        $(1,121)(1)        $(1,391)

Identifiable assets ..        $   417         $   610         $ 1,692(2)         $ 2,719



                             For the Six Months Ended
                                   June 30, 2002
                            -------------------------
                              Navidec         Navidec
                            Technology        Capital     Corporate         Total
                            ----------        -------     ---------         -----
                                  (in thousands)
Revenues from external
customers ............        $ 3,794         $ --        $    --           $ 3,794

Loss from operations .        $  (437)        $ --        $(818)(1)         $(1,255)

Identifiable assets ..        $ 2,020         $ --        $ 4,177(2)        $ 6,197


----------------
(1) Corporate loss from operations represents depreciation expense, restructuring charges, non-cash stock compensation expense and impairment of assets.

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

(12) CARPOINT INVESTMENT

In March of 2002, the Company sold its final 1,050,000 shares of CarPoint, LLC valued at $588,000. These shares were sold on March 31, 2002 to one of the majority shareholders at CarPoint.

(13) SUBSEQUENT EVENTS

On August 11, 2003, Navidec Capital, Inc started a private placement to raise $1.25 million. The Company is offering 833,333 Series A preferred shares at a price of $3.00 per share. The preferred shares will provide a dividend of $.50 per share per year. Each preferred share is convertible into one share of Navidec

Common Stock . Owners of the Series A preferred stock may convert at any time. If the Navidec common stock is at a price in excess of $10 per share during any consecutive 30 calendar day period, during which period of time the average trading volume of the Navidec common stock also exceeds 100,000 shares per trading day, the Company may give notice of a mandatory conversion that will result in the Company exchanging each share of Series A Convertible Preferred Stock for one share of Navidec common stock.

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

Approximately 50% and 30% of our revenue was generated from fixed-price, fixed completion date work for the year 2002 and the first six months of 2003 respectively. Revenue for this work is recognized on a percentage-of-completion basis using the ratio of direct costs incurred to the estimated total direct costs of the engagement. Estimates of the total direct costs of the engagement require judgments about the time needed to complete the project and the level of personnel involved. Management regularly reviews its estimates and underlying assumptions for contracts in progress. The remaining 50% and 70% of revenue for 2002 and the first six months of 2003 respectively was from time and materials contracts for which revenue is recognized as the work is completed. Revenue recognition for time and materials contracts is not significantly impacted by judgments and estimates.

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

OVERVIEW

Navidec is broken down into two primary divisions Navidec Capital and Navidec Technologies. Navidec Capital was created in the third quarter of 2002 to help facilitate shareholder growth through acquisition by accessing the financial markets. Navidec Capital evaluates, purchases and grows business opportunities that offer cash flow, strong management and opportunity for growth.

Navidec Technologies provides quality solutions that enable organizations to manage secure access to web applications within the enterprise and across the business value chain. Navidec's suite of proven solutions enable an enterprise to deliver single sign on capabilities to their employees, customers, suppliers and partners by providing an identity management infrastructure for user management, access control, and a single entry point to personalized enterprise resources. Navidec provides consulting and expert engineering services in Authentication, Access Control, Directory, User Management, and Provisioning. This is done through the integration and extension of best-of-breed portal, directory, security and integration software developed by the leading internet software vendors.

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

During the first six months of 2003, Navidec generated revenues from its Technology division. Approximately 30% of Technology's revenue was generated from fixed-price, fixed completion date contracts. In developing these contracts, consideration is given to the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. The goal is to make most of Technology's work deliverable within a ninety (90) to one hundred twenty (120)-day time frame. Revenue for this work is recognized on percentage-of-completion accounting basis using the ratio of direct costs incurred as compared to the estimated total direct costs of the engagement. The remaining 70% of revenue is from work done on a time and materials basis. Revenue for this work is recognized as it is completed.

Navidec's operating expenses consist of product development, general and administrative, sales and marketing and depreciation, amortization and impairment of goodwill. Additional operating expenses were incurred in 2002 and 2003, such as non-cash stock expense, restructuring charges and losses on impairment of assets. Product development includes salaries and out-of-pocket expenses incurred in developing new technologies for our own use or for future customer applications generally, as opposed to customer-specific development. General and administrative consists primarily of salary and benefit expenses for our non-billable employees. It also includes expenses associated with our office facility and equipment leases. Sales and marketing includes personnel costs, advertising costs, costs associated with participation in trade shows and direct marketing program and related travel expenses. Non-cash stock expense relates to employee stock options that were repriced in 2001, warrants given to a third party vendor for marketing services provided during the year and rights exercised by debenture holders in June of 2003.

SIX-MONTH RESULTS OF OPERATIONS

                                                                           Six Months
                                                                         ended March 31,
                                                                   --------------------------
                                                                   2002                  2003
                                                                   ----                  ----
                                                                         (in thousands)
REVENUE:
     Navidec Capital                                                 --                    --
     Navidec Technologies                                        $3,794                   541
                                                                 ------                   ---
         Total revenue                                            3,794                   541
COST OF REVENUE                                                   2,291                   231
                                                                  -----                   ---
     Gross margin                                                 1,503                   310
OPERATING EXPENSES:
     Product development                                            102                    35
     General and administrative                                   1,172                   422
     Sales and marketing                                            666                   123
                                                                  -----                   ---
     Total operating expenses before restructuring
     Non-cash stock and depreciation expenses                     1,940                   580
                                                                  -----                   ---
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                         (437)                 (270)
     Non-cash stock expense                                          41                    41
     Depreciation and amortization                                  777                 1,080
                                                                    ---                 -----
         Total non-cash stock
          and depreciation expense                                  818                 1,121
LOSS FROM OPERATIONS                                           $(1,255)              $(1,391)
                                                                =======              ========


SIX-MONTH RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                                          Six Months
                                                                         ended June 30,
                                                                   ----------------------------
                                                                   2002                    2003
                                                                   ----                    ----
REVENUE:
     Navidec Capital                                                  0.0%                  0.0%
     Technology                                                     100.0%                100.0%
                                                                    ------                ------
         Total revenue                                              100.0%                100.0%

COST OF REVENUE                                                      60.4%                 42.7%
     Gross margin                                                    39.6%                 57.3%
OPERATING EXPENSES:
     Product development                                              2.7%                  6.5%
     General and administrative                                      30.9%                 78.0%
     Sales and marketing                                             17.6%                 22.7%
                                                                    ------                ------
     Total operating expenses before restructuring
     Non-cash and depreciation expenses                              51.1%                107.2%
                                                                     -----                ------
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                           (11.5%)               (49.9)%

     Non-cash stock Expense                                           1.1%                  7.6%
     Depreciation and amortization                                   20.5%                199.6%
                                                                     -----                ------
         Total non-cash stock
           and depreciation expense                                  21.6%                207.2%
LOSS FROM OPERATIONS                                                (33.1)%              (257.1)%
                                                                    =======              ========


Six Months Ended June 30, 2003 and 2002

Revenue for the Six Months ended June 30, 2003 decreased $3.3 million, or 85.7%, from 2002 revenues of $3.8 million to $541,000 in 2003. The decrease was primarily a result of lower market demand for IT services, the discontinuation of hardware sales associated with Technology sales and a struggling economy.

Gross margin decreased $1.2 million, or 79.4%, from gross margin of $1.5 million in 2002 to $310,000 in 2003. As a percentage of revenue, gross profit increased from 39.6% to 57.3%. The increase in the gross margin was a result of discontinued hardware sales associated with Technology projects that were discontinued in the 2nd quarter of 2002.

Product development costs decreased $67,000 or 65.7%, from expenses of $102,000 in 2002 to $35,000 in 2003. As a percentage of revenue, product development costs increased from 2.7% in 2002 to 6.5% in 2003. The decrease in product development cost is the result of narrowed focus on the areas that Navidec Technology is pursuing.

General and administrative expenses decreased $750,000 or 64.0%, from general and administrative expenses of $1.2 million in 2002 to $422,000 in 2003. As a percentage of revenue, general and administrative expenses increased from 30.9% in 2002 to 78.0% in 2003. The decreased spending was primarily due to decreased overhead expenses related to lower revenues in 2003.

Sales and marketing expenses decreased by $543,000, or 81.5%, from $666,000 in 2002 to $123,000 in 2003. As a percentage of revenue, sales and marketing expenses increased from 17.6% to 22.7% of revenue in 2002 and 2003, respectively.

During 2001, the Company cancelled approximately 1.3 million unexercised and outstanding stock options and granted 883,000 replacement options with a strike price of zero. Deferred compensation was recorded for the intrinsic value of the options and compensation expense of $566,000 was recorded as non-cash stock expense as the deferred compensation was amortized. On June 30, 2003 $16,000 of deferred compensation remained, which will be amortized into non-cash stock expense in future periods. During the six months ended June 30, 2003 the Company had non-cash stock expense of $41,000 of which $23,000 was from the options described above and $18,000 was from rights granted to debenture holders. The allocation of non cash stock expense to the same functional classification as the employees' cash compensation is as follows:



                                                   June 30,
                                                    2002
                                                    ----
                                                (In Thousands)
               Cost of revenue                       $ 6
               Interest Expense                       18
               Sales and marketing                     2
               General and administrative             15
                                                     ---
                 Total non cash stock expense        $41
                                                     ===

Depreciation and amortization increased $303,000 or 38.9% from $777,000 in 2002 to $1.1 million in 2003. Depreciation and amortization increased due to the amortization of prepaid expenses that occurred during the first quarter of 2003.

As a result of the items discussed above, we recorded a net loss of $1.38 and $1.35 million for the six months ended June 30, 2002 and 2003 respectively. Our basic and diluted loss per share was $1.76 in 2003 versus basic and diluted loss per share of $2.08 in 2002.

THREE-MONTH RESULTS OF OPERATIONS

                                                                          Three Months
                                                                         ended June 30,
                                                                   --------------------------
                                                                   2002                  2003
                                                                   ----                  ----
                                                                         (in thousands)
REVENUE:
     Navidec Capital                                            $    --               $    --
     Technology                                                   1,400                   143
                                                                  -----                   ---
         Total revenue                                            1,400                   143
COST OF REVENUE                                                     836                    43
                                                                    ---                    --
     Gross margin                                                   564                   100
OPERATING EXPENSES:
     Product development                                             18                     6
     General and administrative                                     536                   137
     Sales and marketing                                            296                    99
                                                                  -----                   ---
     Total operating expenses before restructuring
     Non-cash stock and depreciation expenses                       850                   242
                                                                    ---                   ---
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                         (286)                 (142)

     Non-cash stock expense                                          18                    28
     Depreciation and amortization                                  390                   547
                                                                    ---                   ---
         Total non-cash stock
          and depreciation expense                                  408                   575

LOSS FROM OPERATIONS                                             $(694)                $(717)
                                                                  =====                ======


THREE-MONTH RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES


                                                                           Three Months
                                                                           ended June 30,
                                                                     --------------------------
                                                                     2002                  2003
                                                                     ----                  ----
REVENUE:
     Capital                                                          0.0%                  0.0%
     Technology                                                     100.0%                100.0%
                                                                    -----                 -----
         Total revenue                                              100.0%                100.0%

COST OF REVENUE                                                      59.7%                 30.1%
     Gross margin                                                    40.3%                 69.9%
OPERATING EXPENSES:
     Product development                                              1.3%                  4.2%
     General and administrative                                      38.3%                 95.8%
     Sales and marketing                                             21.1%                 69.2%
                                                                     ----                  ----
     Total operating expenses before restructuring
     Non-cash and depreciation expenses                              60.7%                169.2%
                                                                     ----                 -----
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                           (20.4)%               (99.3)%

     Non-cash stock Expense                                           1.3%                 19.6%
     Depreciation and amortization                                   27.9%                382.5%
                                                                     ----                 -----
     Total non-cash stock
          and depreciation expense                                   29.1%                402.1%
LOSS FROM OPERATIONS                                                (49.6)%              (501.4)%
                                                                    =====                ======

Three Months Ended June 30, 2003 and 2002

Revenue for the three months ended June 30, 2003 decreased $1.3 million, or 89.8%, from 2002 revenues of $1.4 million to $143,000 in 2003. The decrease was primarily a result of lower market demand for IT services, the discontinuation of hardware sales associated with Technology sales and a struggling economy.

Gross margin decreased $464,000, or 82.3%, from gross margin of $564,000 in 2002 to $100,000 in 2003. As a percentage of revenue, gross profit increased from 40.3% to 69.9%. The increase in the gross margin was a result of discontinued hardware sales associated with Technology project that was discontinued in the 2nd quarter of 2002.

Product development costs decreased $12,000 or 66.7%, from expenses of $18,000 in 2002 to $6,000 in 2003. As a percentage of revenue, product development costs increased from 1.3% in 2002 to 4.2% in 2003. The decrease in product development cost is the result of narrowed focus on the areas that Navidec is pursuing.

General and administrative expenses decreased $399,000 or 74.4%, from general and administrative expenses of $536,000 in 2002 to $137,000 in 2003. As a percentage of revenue, general and administrative expenses increased from 38.3% in 2002 to 95.8% in 2003. The decreased spending was primarily due to decreased overhead expenses related to lower revenues in 2003.

Sales and marketing expenses decreased by $197,000, or 66.6%, from $296,000 in 2002 to $99,000 in 2003. As a percentage of revenue, sales and marketing expenses increased from 21.1% to 69.2% of revenue in 2002 and 2003, respectively.

During 2001, the Company cancelled approximately 1.3 million unexercised and outstanding stock options and granted 883,000 replacement options with a strike price of zero. Deferred compensation was recorded for the intrinsic value of the options and compensation expense of $566,000 was recorded as non-cash stock expense as the deferred compensation was amortized. During the quarter ended June 30, 2003 the Company had non-cash stock expense of $28,000. Of which $10,000 was from options and $18,000 was interest expense associated with rights that were issued to debenture holders. The allocation of non cash stock expense to the same functional classification as the employees' cash compensation is as follows:



                                               September 30, 2002
                                               ------------------
                                                (In Thousands)
               Cost of revenue                       $ 2
               Interest Expense                       18
               Sales and marketing                     1
               General and administrative              7
                                                     ---
                 Total non cash stock expense        $28
                                                     ===


Depreciation and amortization increased $157,000 or 40.3% from $390,000 in 2002 to $547,000 in 2003. Depreciation and amortization increased due to the amortization of prepaid expenses that occurred during the first quarter of 2003.

As a result of the items discussed above, we recorded a net loss of $703,000 for the quarter ended June 30, 2003 versus a net loss of $770,000 in 2002. Our basic and diluted loss per share was $.78 in 2003 versus basic and diluted loss per share of $1.19 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through June 30, 2003, we funded our operations primarily from the following sources:

- equity proceeds through public offerings and private placements of our securities;

- revenue generated from operations;

- loans from principal shareholders and employees;

- loans and lines of credit; and

- accounts receivable factoring arrangements made available by banks.

The Company's financial statements for the six months ended June 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of $1.4 million for the six months ended June 30, 2003 and has working capital of $878,000 as of June 30, 2003.

During 2002 and 2003, the Company significantly reduced costs through headcount reductions. The Company continues to evaluate its current contractual obligations for renegotiation in order to further reduce costs. The company would consider further significant reductions in its operating activities if its current funds are insufficient to sustain operations in 2003. The Company believes that its cash and cash equivalents, working capital is sufficient to maintain operations through 2003.

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

As of June 30, 2003, we had cash and cash equivalents of $810,000, and working capital of $878,000. This compares with cash and cash equivalents of $636,000, and working capital of $1.5 million as of June 30, 2002.

Cash used by operating activities totaled $262,000 for the six months ended June 30, 2003 compared with $2.1 million for the six months ended June 30, 2002. This was due to a change in net cash used and provided in changes of operating assets and liabilities. During the first six months of 2003, our changes in operating assets and liabilities used $5,000 in cash compared with cash used of $1.7 million during the six months ended June 30 of 2002.

Cash provided by investing activities for the six months ended June 30, 2003 was $38,000 compared with cash provided by investing activities of $525,000 for six months ended June 30, 2002. The decrease was the result of the sale of Navidec's holdings in CarPoint, LLC in 2002 compared the sale of property and equipment in 2003

Cash provided by financing activities was $905 during six months ended June 30, 2003 compared to cash used by financing activities of $264,000 for six months ended June 30, 2002. This variance is the result of the Company's rights offering which was completed in June 2003.

Navidec is subject to various contractual obligations including long-term debt, capital leases, and operating leases. The table below summarizes these contractual obligations by year (in thousands):


                                                                   Less than
                                                        Total       1 year       1-3 yrs.      Thereafter
                                                        -----       ------       --------      ----------
               Capital leases                             125         125             --            --
               Operating leases                           216         216             --            --
                                                         ----        ----        -------        ------
               Total contractual cash obligations        $341        $341        $    --        $   --
                                                         ====        ====        =======        ======

Item 3.

CONTROLS AND PROCEEDURES

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on August 1, 2003. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-Q for the quarterly period ended June 30, 2003.

Subsequent to December 31, 2002, through the date of this filing of Form 10-Q for the quarterly period ended June 30, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Navidec is exposed to the impact of interest rate changes and change in the market values of its investments. Based on our market risk sensitive instruments outstanding as of June 30, 2003, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - - At June 30, 2003, Navidec's exposure to market rate risk for changes in interest rates relates primarily to its borrowings. Navidec has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

INVESTMENT RISK - Navidec has investments in equity instruments in companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method since ownership is less than twenty percent (20%) and Navidec does not assert significant influence.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

         31.1     Certification by the Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Certification by the Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NAVIDEC, INC.



By  /S/ John McKowen
John McKowen
President and CEO

Date:  August 14, 2003


By  /S/ Pat Mawhinney
Pat Mawhinney
Chief Financial Officer