Form 10-Q
period 2003-09-30
NAVIDEC INC
filed 2003-12-12
CIK 1023734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x]      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the period ended September 30, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ____________________


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



   6399 S. Fiddler's Green Circle, Suite 300 Greenwood Village, Colorado 80111
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

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

As of December 5, 2003, Registrant had 2,093,000 shares of common stock outstanding

                                  NAVIDEC, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION
===============================

Item 1.  Financial Statements (Unaudited)

            Balance Sheets as of September 30, 2003 and December 31, 2002

            Statements of Operations For the Three months and Nine months ended September 30, 2003 and 2002

            Statements of Cash Flows For the Nine months ended September 30, 2003 and 2002

            Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures


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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                             NAVIDEC, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                            (In thousands)
                                             (Unaudited)

                                                                  December 31,         September 30,
 ASSETS                                                                   2002                  2003
                                                                          ----                  ----
   CURRENT ASSETS:
     Cash and cash equivalents                                        $    130              $    817
     Accounts receivable, net                                              439                    85
     Inventory                                                             288                   288
     Prepaid expenses and other                                            696                   185
                                                                      --------              --------
       Total current assets                                              1,553                 1,375

   PROPERTY, EQUIPMENT AND SOFTWARE, net                                 1,922                   861

   OTHER ASSETS:

     Other assets                                                            1                     1

     Acquired intangible                                                  --                     103
                                                                      --------              --------

TOTAL ASSETS                                                          $  3,476              $  2,340
                                                                      ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Accounts payable                                                 $    670              $    418
     Accrued liabilities                                                   138                   185
     Current borrowings                                                    455                   250
     Deferred revenue                                                      108                  --
                                                                      --------              --------
               Total current liabilities                                 1,371                   853

   NON CURRENT LIABILITIES:
     Convertible Debentures                                                250                  --

   COMMITMENTS AND CONTINGENCIES

   MINORITY INTEREST                                                      --                      14

   STOCKHOLDERS' EQUITY:
     Common stock, no par value, 20,000 shares authorized,
     Voting 611 and 1,956 shares outstanding, respectively              54,450                62,778
     Non-voting stock 39 and 0 shares outstanding, respectively          5,817                  --
     Warrants for common stock                                           1,175                   640
       Deferred compensation                                               (38)                   (9)
     Accumulated deficit                                               (59,549)              (61,936)
                                                                      --------              --------
           Total stockholders' equity                                    1,855                 1,473
                                                                      --------              --------
   Total liabilities and stockholders' equity                         $  3,476              $  2,340
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



                                              NAVIDEC, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands, except per share amounts)
                                               (Unaudited)

                                                 3 Months Ended                       9 Months Ended
                                                  September 30,                         September 30,
                                             2002               2003               2002               2003
                                             ----               ----               ----               ----

REVENUE                                   $   756            $   194            $ 4,550            $   525
COST OF REVENUE                               317                108              2,608                274
                                          -------            -------            -------            -------
GROSS PROFIT                                  439                 86              1,942                251

OPERATING EXPENSES:
   Product development                         15                 35                117                 70
   General and administrative                 439                301              1,611              1,081
   Sales and marketing                        147                 74                813                210
   Stock Expense                               13                  7                 54                 48
   Depreciation and amortization              390                465              1,167              1,545
                                          -------            -------            -------            -------
     Total operating expenses               1,004                882              3,762              2,954
                                          -------            -------            -------            -------
 Loss from operations                        (565)              (796)            (1,820)            (2,703)

OTHER INCOME (EXPENSE):
   Gain on legal settlement                  --                  233               --                  233
   Other income (expense)                     (91)                49               (188)                83
                                          -------            -------            -------            -------
     Total                                    (91)               282               (188)               316
                                          -------            -------            -------            -------

NET LOSS                                  $  (656)           $  (514)           $(2,008)           $(2,387)
                                          =======            =======            =======            =======

NET LOSS
Per Share basic and diluted               $ (1.08)           $  (.31)           $ (3.06)           $ (3.02)
                                          =======            =======            =======            =======

WEIGHTED AVERAGE
SHARES OUTSTANDING:
Basic                                         650              1,678                649                789
                                          =======            =======            =======            =======
Diluted                                       650              1,678                649                789
                                          =======            =======            =======            =======

                          The accompanying notes to consolidated financial statements are an integral part of these statements.



                                               NAVIDEC, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                               (Unaudited)
                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           2002                 2003
                                                                           ----                 ----
Cash flows from operating activities:
   Net income (loss)                                                    $(2,008)             $(2,387)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                                       1,167                1,545
       Non-cash compensation expense                                       --                     97
       Non-cash stock expense                                                54                   48
       Provision for bad debt                                               110                 --
       Deferred compensation                                                 82                 --
       Gain on sale of investments                                         --                    (46)
       Loss on sale of equipment                                           --                      2
   Changes in operating assets and liabilities:
       Accounts receivable                                                1,302                  354
       Costs and estimated earnings in excess of billings                    (3)                  (6)
       Prepaid expenses and other assets                                   (865)                 (13)
       Restricted cash                                                    1,200                 --
       Accounts payable                                                  (1,659)                (212)
       Accrued liabilities                                               (1,018)                   9
       Deferred revenue                                                    (140)                (108)
       Other                                                                 18                   54
                                                                        -------              -------
   Net cash used in operating activities                                 (1,760)                (663)
                                                                        -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Sale of property, equipment and software                              22                   37
       Cash acquired through acquisition                                   --                     26
       Sale of equity investments                                           588                   46
       Other                                                                (67)                --
                                                                        -------              -------
   Net cash provided by investing activities                                543                  109
                                                                        -------              -------

Cash flows from financing activities:
       Proceeds from rights offering                                       --                  1,237
       Proceeds from sale of common stock and warrants                     --                    212
       Proceeds from notes payable                                          350                 --
       Payments on notes payable and capital lease obligations           (1,500)                (207)
                                                                        -------              -------
   Net cash (used in) provided by financing activities                   (1,150)               1,242
                                                                        -------              -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (2,367)                 688

CASH AND CASH EQUIVALENTS, beginning of period                            2,465                  129
                                                                        -------              -------

CASH AND CASH EQUIVALENTS, end of period                                $    98              $   817
                                                                        =======              =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
       Cash paid for interest                                           $    71              $    25
       Conversion of notes to Common Stock                              $  --                $   250
       Stock issued for acquisition                                     $  --                $   160

                    The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT OPINION

The unaudited financial statements and related notes to the financial statements presented herein have been prepared by the management of Navidec, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements were prepared in accordance with the accounting policies used in the preparation of the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and should be read in conjunction with such financial statements and notes thereto. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Pro Forma Fair Value Disclosures

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the nine months ending September 30, 2003: risk-free interest rate of 3.00 percent, no expected dividend yields, expected lives of 5.0 years, and expected volatility of 197 percent. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

Had compensation cost for options granted been determined based upon fair value at the date of the modification of the grant, Navidec's net loss adjusted for the additional expense would have been the following pro forma amounts (in thousands, except per share data):


                           For the Three Months Ended
                                  September 30,
                      (in thousands, except per share data)

                                                              2002       2003
                                                              ----       ----
Net loss:
      As reported                                          $  (656)   $  (514)
      Net total stock based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related tax effect             --         --
                                                           -------    -------
      Pro forma                                            $  (656)   $  (514)
                                                           =======    =======

Net loss per share, basic and diluted

Basic:   As Reported                                       $ (1.08)   $  (.31)
                                                           =======    =======
         Pro Forma                                         $ (1.08)   $  (.31)
                                                           =======    =======
Diluted: As Reported                                       $ (1.08)   $  (.31)
                                                           =======    =======
         Pro Forma                                         $ (1.08)   $  (.31)
                                                           =======    =======

                            For the Nine Months Ended
                                  September 30,
                      (in thousands, except per share data)

                                                    2002                  2003
                                                    ----                  ----
Net Loss:
      As reported                              $  (2,008)            $  (2,387)
      Net total stock based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related
        tax effect                                  --                    (413)
                                               ---------             ---------
      Pro forma                                $  (2,008)            $  (2,800)
                                               =========             =========

Net Loss per share, basic and diluted

Basic:   As Reported                           $   (3.06)            $   (3.02)
                                               =========             =========
         Pro Forma                             $   (3.06)            $   (3.55)
                                               =========             =========
Diluted: As Reported                           $   (3.06)            $   (3.02)
                                               =========             =========
         Pro Forma                             $   (3.06)            $   (3.55)
                                               =========             =========



NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Based on the results of an internal accounting review initiated by the Company in connection with the preparation of its unaudited interim financial statements as of and for the three and nine months ended September 30, 2003, the Company has determined that its unaudited interim financial statements as of and for the three and six months ended March 31, 2003 and June 30, 2003, respectively, require restatement. The restatement is required to correct accounting errors related primarily to the following: (i) certain liabilities were not properly recorded primarily due to the timing of recording liabilities and gain recognition related to restructuring of certain liabilities, (ii) certain prepaid assets were improperly recorded, (iii) contributed services by officers were not recognized, (iv) revenue was recorded from certain cash receipts for which revenue and a corresponding receivable had previously been recognized, and revenue was recorded from subcontractor work for which adequate support did not exist and (v) reclassifications between cost of revenue and general, selling and administrative expenses.

The following comparison of consolidated statements of operations for the three months ended March 31, 2003 and the three and six months ended June 30, 2003, and comparison of consolidated balance sheets as March 31, 2003 and June 30, 2003, present the effects resulting from restating the Company's financial statements for the aforementioned reasons.


                                     Comparison of Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------------------------------------------

                                                                  June 30, 2003                  March 31, 2003
                                                           -------------------------       -------------------------
                                                               As                              As
                                                           Previously          As          Previously          As
                                                            Reported        Restated        Reported        Restated
                                                            --------        --------        --------        --------

ASSETS
       CURRENT ASSETS
            Cash and  cash equivalents                      $    810        $    810        $     75        $     75
            Accounts receivable, net                             114             114             163             163
            Costs and estimated earnings in
               in excess of billings                            --              --                11              11
            Inventory                                            288             288             288             288
            Prepaid expense and other                            382             340             638             638
                                                            --------        --------        --------        --------
                   Total current assets                        1,594           1,552           1,175           1,175


       PROPERTY, EQUIPMENT AND SOFTWARE, NET                   1,125           1,125           1,548           1,548
                                                            --------        --------        --------        --------

       TOTAL ASSETS                                         $  2,719        $  2,677        $  2,723        $  2,723
                                                            ========        ========        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES
            Accounts payable                                $    470        $    548        $    686        $    806
            Accrued liabilities                                  120             178             176             189
            Current borrowings                                   125             340             420             591
            Deferred revenue                                       1               1            --              --
            Convertible debentures                              --                 1             250             250
                                                            --------        --------        --------        --------
                  Total current liabilities                      716           1,068           1,532           1,836

       COMMITMENTS AND CONTINGENCIES

       STOCKHOLDERS' EQUITY:
            Common stock, no par value, 20,000,000 shares
               authorized
               Voting 641 shares outstanding                  56,866          56,964          54,985          55,026
               Non-voting stock, 39 shares outstanding         5,817           5,817           5,817           5,817
               Warrants for common stock                         640             640             640             640
               Subscription  note receivable                    (375)           (375)           --              --
               Deferred compensation                             (16)            (16)            (25)            (25)
               Accumulated deficit                           (60,929)        (61,421)        (60,226)        (60,571)
                                                            --------        --------        --------        --------
                   Total stockholders' equity                  2,003           1,609           1,191             887

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  2,719        $  2,677        $  2,723        $  2,723
                                                            ========        ========        ========        ========



                                            Comparison of Condensed Consolidated Income Statements
                                                   (in thousands, except for per share data)
------------------------------------------------------------------------------------------------------------------------

                                   For the Six Months Ended      For the Three Months Ended   For the Three Months Ended
                                          June 30, 2003                 June 30, 2003                March 31, 2003
                                   ------------------------       -------------------------    -------------------------
                                       As                             As                           As
                                   Previously         As          Previously         As        Previously          As
                                    Reported       Restated        Reported       Restated      Reported        Restated
                                    --------       --------        --------       --------      --------        --------


 REVENUE                             $   541        $   331        $   143        $    33        $   397        $   298

 COST OF REVENUE                         231            166             43             18            188            148
                                     -------        -------        -------        -------        -------        -------

 GROSS PROFIT                            310            165            100             15            209            150

OPERATING EXPENSES:
     Product Development                  35             35              6              6             29             29
     General and administrative          422            781            137            205            285            576
     Sales and marketing                 123            135             99             71             24             64
     Stock expense                        41             41             28             28             13             13
     Depr & Amortization               1,080          1,080            547            547            533            533
                                     -------        -------        -------        -------        -------        -------
                                       1,701          2,072            817            857            884          1,215

LOSS FROM OPERATIONS                  (1,391)        (1,907)          (717)          (842)          (675)        (1,065)

OTHER INCOME (EXPENSE)                    11             35             14             (8)            (2)            43
                                     -------        -------        -------        -------        -------        -------

NET LOSS                             $(1,380)       $(1,872)       $  (703)       $  (850)       $  (677)       $(1,022)
                                     =======        =======        =======        =======        =======        =======

NET LOSS PER SHARE                   $ (1.76)       $ (2.65)       $ (0.78)       $ (1.12)       $ (1.02)       $ (1.54)
                                     =======        =======        =======        =======        =======        =======
    BASIC AND DILUTED

       Weighted average
           shares outstanding,
           basic and diluted             782            782            903            903            662            662
                                     =======        =======        =======        =======        =======        =======

NOTE 3 - LIQUIDITY

The Company's financial statements for the nine months ended September 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of approximately $514,000 and $2,387,000 for the three and nine months ended September 30, 2003 respectively and has working capital of $522,000 as of September 30, 2003.

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

NOTE 4 - SUBSIDIARIES

In August 2003, Navidec Technology Corporation was formed as a wholly owned subsidiary of Navidec, Inc. Navidec Technology provides consulting and integration services focused on building solutions for application security and identity management, systems integration, and portal implementation via the web. Navidec Technology plans to acquire and integrate similar companies focused on security and identity management.

In August 2003, Navidec Capital, Inc. changed its name to Navidec Financial Services, Inc.

On September 30, 2003 the Company purchased an 80% interest in Northsight Mortgage Group LLC. Northsight is a Phoenix, Arizona based mortgage broker engaged in the business of marketing, arranging and selling of consumer home mortgages. This acquisition is part of the Company's plan to acquire and integrate companies providing end to end mortgage services from back office processing to mortgage banking services.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income includes net income or loss and changes in equity from non-owner transactions. The Company's comprehensive losses for the three-month and nine-month period ended September 30, 2002 and 2003 were the same as the net losses for those periods, except for the nine months ended September 30, 2002 which was increased by $4,000 for unrealized losses on investments.

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements of SFAS 148 in these financial statements.

NOTE 7 - NASDAQ DELISTING

On August 18, 2003 the Company received notice from NASDAQ SmallCap Market that the Company was not in compliance in accordance with Marketplace Rule 4310(c)(13) which requires that the company have a minimum $2,500,000 in stockholders' equity. As a result, Navidec began trading on OTC Bulletin Board under the symbol NVDC at the open of business on Wednesday, August 20, 2003.

NOTE 8 - EQUITY TRANSACTIONS

On August 18, 2003, as a result of the NASDAQ delisting, the Company chose to withdraw the private placement it had begun on August 11, 2003 for the sale of Series A Preferred shares.

On September 2, 2003, the Company began a private placement offering of up to 1,250,000 units at $1, each unit consisting of one common share, one "A" Warrant and one "B" Warrant. The "A" Warrant is exercisable at $2.00 until August 31, 2005. The Company has the right to call the "A" warrant if the trading price of Navidec common stock is above $2.00 for more than 10 consecutive trading days. The "B" Warrant is exercisable at $4.00 and expires on August 31, 2005. The Company has the right to call the warrant if the trading price of Navidec common stock is above $4.00 for more than 10 consecutive trading days. As of September 30, 2003, the Company has sold a total of 212,000 units for gross proceeds of $212,000.

During the nine months ended September 30, 2003, certain officers of the Company contributed services to the Company. The Company recorded approximately $97,000 of compensation expense related to those contributed services with the offset to common stock.

NOTE 9- NON-VOTING COMMON STOCK

In October 2000, the Company issued shares of non-voting common stock to WFC Holdings Corp. ("WFC") in exchange for convertible debt. These shares were issued as non-voting because at the time, WFC held other Navidec, Inc. common shares and these additional shares would have put them out of compliance with certain banking regulations regarding the number of voting shares that they could hold. In August 2003 the non-voting restriction was removed as the total number of the Company's shares WFC held was in compliance with the regulations.

NOTE 10 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of products held for resale and use in on-line solutions.

NOTE 11 - NET INCOME (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded common stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share, as the effect of all such securities is anti-dilutive for all periods presented. Shares issuable under warrants and options were approximately 642,000 as of September 30, 2003.

NOTE 12 - NOTE RECEIVABLE FOR THE ISSUANCE OF COMMON STOCK

In June of 2003, Navidec recorded notes receivable from Shareholders, for approximately $375,000 arising from the financing of a purchase of 179,577 shares of its common stock. This transaction was rescinded in August 2003 and the notes and associated shares were cancelled.

NOTE 13 - SEGMENT REPORTING

The Company currently operates in two different segments: Navidec Technology and Navidec Financial Services. Management has chosen to organize the Company around these segments based on differences in products and services.

Navidec Technology provides consulting and integration services focused on building solutions for application security and identity management, systems integration, and portal implementation via the web. Navidec Technology plans to acquire and integrate similar companies focused on security and identity management.

Navidec Financial Services is focused on providing end to end mortgage services from back office processing to mortgage banking services. The company plans to acquire and integrate companies providing these services.

Segment operations are measured consistent with the accounting policies used in these consolidated financial statements.

The following provides information on the Company's segments (unaudited):



                                            For the Three Months Ended
                                                September 30, 2003
                                                  (in thousands)

                                Navidec            Navidec
                              Technology          Financial           Corporate                Total
                              ----------          ---------           ---------                -----
Revenues from external
  customers                    $   194            $  --               $  --                  $   194

Loss from operations           $  --              $  (140)            $  (656)(1)            $  (796)

Identifiable assets            $   379            $   551             $ 1,410(2)             $ 2,340


                                           For the Three Months Ended
                                                September 30, 2002
                                                  (in thousands)

                                Navidec           Navidec
                              Technology         Financial           Corporate                Total
                              ----------         ---------           ---------                -----
Revenues from external
  customers                    $   756              $--              $  --                   $   756

Loss from operations           $  (162)             $--              $  (494)(1)             $  (656)

Identifiable assets            $ 1,066              $--              $ 3,623(2)              $ 4,689


                                             For the Nine Months Ended
                                               September 30, 2003
                                                  (in thousands)

                                Navidec            Navidec
                              Technology          Financial             Corporate               Total
                              ----------          ---------             ---------               -----
Revenues from external
  customers                    $   525             $  --               $  --                  $   525

Loss from operations           $  (153)            $  (257)            $(2,293)(1)            $(2,703)

Identifiable assets            $   379             $   551             $ 1,410(2)             $ 2,340



                                           For the Nine Months Ended
                                              September 30, 2002
                                                (in thousands)

                                Navidec           Navidec
                              Technology         Financial             Corporate              Total
                              ----------         ---------             ---------              -----
Revenues from external
  customers                    $ 4,550              $--              $  --                  $  4,550

Loss from operations           $  (599)             $--              $ (1,409)(1)           $ (2,008)

Identifiable assets            $ 1,066              $--              $ 3,623(2)             $  4,689


(1) Corporate loss from operations represents depreciation expense, restructuring charges, non-cash stock compensation expense and impairment of assets.

(2) Corporate assets are those that are not directly identifiable to a particular segment and include cash, prepaids, property and equipment, and intangibles and other assets.

NOTE 14 - ACQUISITION OF NORTHSIGHT MORTGAGE GROUP, LLC

In September 2003, the Company entered into a Securities Exchange Agreement ("Agreement") with Northsight Mortgage Group, LLC ("Northsight") and its sole member that provides for the transfer of 80% of the issued and outstanding membership units of Northsight in exchange for up to 256,000 shares of the Company's no par value common stock. Northsight is a Phoenix, Arizona based mortgage broker engaged in the business of marketing, arranging and selling of consumer home mortgages. This acquisition is part of the Company's plan to acquire and integrate companies providing end to end mortgage services from back office processing to mortgage banking services. The Agreement calls for the issuance of up to 256,000 shares of the Company's no par value common stock. Of these shares, 128,000 are irrevocable with 42,667 being issued to the sole member of Northsight at the closing on September 30, 2003 and the balance of 85,333 shares being placed in escrow to be released in equal amounts on each of the next three anniversary dates of the closing of the transaction. These shares are valued at $1.25 per share based on the shares publicly traded price on September 30, 2003. The additional 128,000 shares were placed in escrow and will be released pending the completion of an audit of operations for Northsight for the year ending December 31, 2003. For each $100 of earnings before interest, taxes, depreciation and amortization expense ("EBITDA") in excess of $100,000 of EBITDA, 128 additional shares of Navidec will be released from escrow. Any shares not released will be returned to the Company and cancelled. These contingent shares will be valued at December 31, 2002, the date the contingency is met. Northsight is a service business that is not capital intensive and therefore most of its value comes from its business name, reputation and operating history. As a result, there is an excess of price paid over net assets acquired which is resulted in the recording of an intangible asset. The intangible asset acquired has not yet been allocated. To the extent that it is allocated to identifiable intangible assets, the amount will amortized over the estimated useful life of the asset. To the extent the allocation is to goodwill, the goodwill will not be amortized but will be evaluated annually to determine if its value has been impaired.

Prior to this transaction, there was no relationship between the Company or any of the its officers and directors and Northsight or its sole member.

No results of operations for Northsight are included in the accompanying financial statements as the transaction closed on September 30, 2003.

The following is the condensed balance sheet of Northsight as of the acquisition date:

ASSETS

Cash                                                                    $ 26,000
Accounts receivable                                                          240
Prepaid expenses                                                          10,406
Fixed assets, net                                                         40,315
Deposits                                                                   3,793
Intangible asset                                                         103,070
                                                                        ========
                                                                        $183,824
                                                                        ========

LIABILITES AND MEMBER'S EQUITY

Accounts payable                                                        $  9,593

Member's equity                                                          174,231
                                                                        ========

                                                                        $183,824
                                                                        ========


The following information is presented on a pro forma basis for the nine months ended September 30, (in thousands, except for per share amounts)


                                      2003
                                      ----

                                        Navidec        Northsight        Total
                                        -------        ----------        -----

Revenue                                 $   525         $ 1,106         $ 1,631

Net loss (income)                       $(2,387)        $   162         $(2,225)

Earnings per share
                                        $ (3.02)        $   .21         $ (2.81)

The following information is presented on a pro forma basis for the three months ended September 30, (in thousands, except for per share amounts)

                                      2003
                                      ----

                                    Navidec     Northsight    Total
                                    -------     ----------    -----

Revenue                              $ 194        $ 456       $ 650

Net (loss) income                    $(514)       $  60       $(454)

(Loss) earnings
per share                            $(.31)       $ .04       $(.27)

Pro forma information is not shown for the nine months and three months ended September 30, 2002 because Northsight did not begin operations until November of 2002.

NOTE 15 - Legal Settlement

Navidec has settled its lawsuit against a vendor for $350,000 that was pending in the United States District Court for the District of Colorado. This amount was netted against current year legal fees of approximately $47,000 and a previously recorded receivable $70,000, resulting in a gain of $233,000 which is shown as a Gain on Legal Settlement on our statement of operations. The terms and conditions of the settlement are confidential.

NOTE 16 - EMPLOYMENT AGREEMENT

Navidec, Inc. entered an Employment Agreement with its President and CEO ("CEO") effective September 1, 2003. The term of that agreement is for two years and renews automatically for successive additional one-year periods provided that neither the CEO nor Navidec provide the other with notice of their intent not to renew the agreement at least thirty (30) days before the anniversary date of the agreement. The CEO's current annual salary under the agreement is $90,000 and his salary is to be reviewed not less than monthly. He will also receive 175,000 options to purchase the Company's common stock at an exercise price of $2.00, subject to the approval of the Board of Directors. The agreement also provides that the CEO may be paid an annual bonus at the discretion of the Board of Directors of the Company. In the event that CEO's employment were to be terminated without "Cause" by Navidec, as defined in the agreement, then Navidec must pay the CEO severance payments (the "Severance Payments"). The Severance Payments will be an amount equal to six months of the CEO's highest base salary in effect during the prior twelve months (either in a lump sum or in monthly increments depending on the Company's financial status), plus a pro rata amount of any annual bonus paid for the most recently completed fiscal year. In addition, upon termination of the CEO, the Company will provide the continuation of all of Benefits that the CEO is entitled to under Company plans, as defined in the agreement, for one year and the immediate vesting of all of the CEO's non-vested options for shares of Navidec's capital stock. If the CEO's employment were terminated without Cause, including termination due to a change in control, the CEO would receive $90,000.

The CEO will also receive a finder's fee for merger and acquisition transactions he introduces that are completed by the Company and is entitled to five percent of net profits received by the Company from acquisitions and consulting agreements he arranges.

NOTE 17 - NOTES RECEIVABLE IN DEFAULT

In March, June, July and August of 2000, the Company funded four Promissory Notes to Westar Financial, Inc. for $1.2 million, $1 million, $1 million and $500,000, respectively. The notes carried an interest rate of 9% annually and are unsecured. The March and June notes were paid in full at the scheduled due dates of March 31, 2001 and June 5, 2001. The July 2000 note was due on July 5, 2001 and the August 2000 note was due on August 25, 2001; and Westar Financial has not paid these notes. On December 22, 2001 Westar filed for reorganization under Chapter 11. Accrued interest on the two remaining notes receivable of $1,500,000 was $161,000. In December 2001 the Company wrote off the balance of the Note and accrued interest. The Company has hired a law firm whose primary shareholder is the wife of the Company's former CFO, on a contingency fee to pursue recovery on these notes through the bankruptcy court.

NOTE 18 - CARPOINT INVESTMENT

In March of 2002, the Company sold its final 1,050,000 shares of CarPoint, LLC valued at $588,000. These shares were sold on March 31, 2002 to one of the majority shareholders at CarPoint.

NOTE 19 - SUBSEQUENT EVENTS

In October 2003, our subsidiary Navidec Technology Corporation changed its name to SwiftSure, Inc.

On October 10, 2003, our former Chief Financial Officer ("CFO") filed a Demand For Arbitration against the Company relating to sums that the CFO claims are owing to him from the Company as a result of his employment being terminated. He seeks to recover $431,320.39, plus statutory penalties, attorneys' fees, costs and pre-judgment interest. On the previous day, October 9, 2003, Navidec, Inc. filed a Complaint For Declaratory Judgment in the Arapahoe County, Colorado District Court naming the CFO as a defendant. The Complaint seeks declaratory judgment that the CFO's claims against the Company are not subject to arbitration and that the Company owes him nothing. These matters are in the very early stages and the Company intends to defend any claims by the CFO vigorously in whatever forum they are ultimately heard. It is too early to estimate what if any sums may be due the CFO based on his claims against us.


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

Approximately 60% and 45% of our revenue was generated from fixed-price, fixed completion date work for the year 2002 and the first nine months of 2003 respectively. Revenue for this work is recognized on a percentage-of-completion basis using the ratio of direct costs incurred to the estimated total direct costs of the engagement. Estimates of the total direct costs of the engagement require judgments about the time needed to complete the project and the level of personnel involved. Management regularly reviews its estimates and underlying assumptions for contracts in progress. The remaining 40% and 55% of revenue for 2002 and the first nine months of 2003 respectively was from time and materials contracts for which revenue is recognized as the work is completed. Revenue recognition for time and materials contracts is not significantly impacted by judgments and estimates.

-Reserve for Bad Debt. Our policy on reserve for bad debt determines the timing and recognition of bad debt expense.

We follow guidelines that reserve based off of historical and account specific trends, however, certain judgments affect the application of our bad debt reserve policy. Our receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected. This estimate requires consideration of general economic conditions, overall historical trends related to the Company's collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due. Management routinely assesses and revises its estimate of the allowance for doubtful accounts.

OVERVIEW

Navidec is organized into two primary divisions Navidec Financial Services and Navidec Technology. Navidec Financial Services is focused on providing end to end mortgage services from back office processing to mortgage banking services. The Company plans to acquire and integrate companies providing these services. The company will focus on business opportunities within this industry segment that offer cash flow, strong management and opportunity for growth.

Navidec Technology provides quality solutions that enable organizations to manage secure access to web applications within the enterprise and across the business value chain. Navidec's suite of proven solutions enable an enterprise to deliver single sign on capabilities to their employees, customers, suppliers and partners by providing an identity management infrastructure for user management, access control, and a single entry point to personalized enterprise resources. Navidec provides consulting and expert engineering services in Web security and Identity Management in the areas of Authentication, Access Control, Directory, User Management, and Provisioning. This is done through the integration and extension of best-of-breed portal, directory, security and integration software developed by the leading internet software vendors.

The core philosophy of Navidec is to develop long-term partnerships by dedicating experienced personnel to a client's solutions to ensure longevity of the relationship and a consistent vision for their solution. The result, rapid deployment of efficient, cost effective e-business solutions, position our customers for industry leadership.

During the first nine months of 2003, Navidec generated revenues from its Technology division. Approximately 45% of Technology's revenue was generated from fixed-price, fixed completion date contracts. In developing these contracts, consideration is given to the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. The goal is to make most of Technology's work deliverable within a ninety (90) to one hundred twenty (120)-day time frame. Revenue for this work is recognized on percentage-of-completion accounting basis using the ratio of direct costs incurred as compared to the estimated total direct costs of the engagement. The remaining 55% of revenue is from work done on a time and materials basis. Revenue for this work is recognized as it is completed.

Navidec's operating expenses consist of product development, general and administrative, sales and marketing and depreciation and amortization. Additional operating expenses were incurred in 2002 and 2003, such as non-cash stock expense, non-cash compensation expense and losses on impairment of assets. Product development includes salaries and out-of-pocket expenses incurred in developing new technologies for our own use or for future customer applications generally, as opposed to customer-specific development. General and administrative consists primarily of salary and benefit expenses for our non-billable employees. It also includes expenses associated with our office facility and equipment leases. Sales and marketing includes personnel costs, advertising costs, costs associated with participation in trade shows and direct marketing program and related travel expenses. Non-cash stock expense relates to employee stock options that were repriced in 2001, warrants given to a third party vendor for marketing services provided during the year and rights exercised by debenture holders in June of 2003.

NINE-MONTH RESULTS OF OPERATIONS
                                                                 Nine Months
                                                             ended September 30,
                                                               (in thousands)
                                                               2002        2003
                                                               ----        ----
REVENUE:
     Navidec Financial Services                             $  --       $  --
     Navidec Technology                                       4,550         525
                                                            -------     -------
         Total revenue                                        4,550         525

COST OF REVENUE                                               2,608         274
                                                            -------     -------

GROSS MARGIN                                                  1,942         251

OPERATING EXPENSES:
     Product development                                        117          70
     General and administrative                               1,611       1,081
     Sales and marketing                                        813         210
                                                            -------     -------
     Total operating expenses before restructuring,
        non-cash stock and depreciation expenses              2,541       1,361
                                                            -------     -------
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                      (599)     (1,110)

     Non-cash stock expense                                      54          48
     Depreciation and amortization                            1,167       1,545
                                                            -------     -------
         Total non-cash stock
          and depreciation expense                            1,221       1,593
                                                            -------     -------

LOSS FROM OPERATIONS                                        $(1,820)    $(2,703)
                                                            =======     =======

NINE-MONTH RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES
                                                                 Nine Months
                                                             ended September 30,
                                                              2002         2003
                                                              ----         ----
REVENUE:
     Navidec Financial Services                                0.0%        0.0%
     Navidec Technology                                      100.0%      100.0%
                                                             -----       -----
         Total revenue                                       100.0%      100.0%

COST OF REVENUE                                               57.3%       52.2%

GROSS MARGIN                                                  42.7%       47.8%

OPERATING EXPENSES:
     Product development                                       2.6%       13.3%
     General and administrative                               35.4%      205.9%
     Sales and marketing                                      17.9%       40.0%
                                                             -----       -----
     Total operating expenses before restructuring,
       non-cash and depreciation expenses                     55.9%      259.2%
                                                             -----       -----
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                    (13.2%)    (211.4)%

     Non-cash stock Expense                                    1.2%        9.1%
     Depreciation and amortization                            25.6%      294.2%
                                                             -----       -----
     Total non-cash stock
          and depreciation expense                            26.8%      303.3%
                                                             -----       -----

LOSS FROM OPERATIONS                                         (40.0)%    (514.7)%
                                                             =====       =====

Nine Months Ended September 30, 2003 and 2002

Revenue for the Nine Months ended September 30, 2003 decreased $4,025000, or 88.5%, from 2002 revenues of $4,550,000 to $525,000 in 2003. The decrease was primarily a result of lower market demand for IT services, the discontinuation of hardware sales associated with technology sales and a struggling economy.

Gross margin decreased $1,691,000, or 87.1%, from gross margin of $1,942,000 in 2002 to $251,000 in 2003. As a percentage of revenue, gross profit increased from 42.7% to 47.8 %. The increase in the gross margin was a result of discontinued hardware sales associated with technology projects that were discontinued in the 2nd quarter of 2002.

Product development costs decreased $47,000 or 40.2%, from expenses of $117,000 in 2002 to $70,000 in 2003. As a percentage of revenue, product development costs increased from 2.6% in 2002 to 13.4% in 2003. The decrease in product development cost is the result of narrowed focus on the areas that Navidec Technology is pursuing.

General and administrative expenses decreased $530,000 or 32.9%, from general and administrative expenses of $1,611,000 million in 2002 to $1,081,000 in 2003. As a percentage of revenue, general and administrative expenses increased from 35.4% in 2002 to 205.9% in 2003. While the Company has decreased its overhead costs and continues to find ways to do so, the increase of general and administrative expenses as a percentage of sales is due to the significantly reduced sales.

Sales and marketing expenses decreased by $603,000, or 74.2%, from $813,000 in 2002 to $210,000 in 2003. As a percentage of revenue, sales and marketing expenses increased from 17.9% to 40.2% of revenue in 2002 and 2003, respectively.

During 2001, the Company cancelled approximately 1.3 million unexercised and outstanding stock options and granted 883,000 replacement options with a strike price of zero. Deferred compensation was recorded for the intrinsic value of the options and compensation expense of $566,000 was recorded as non-cash stock expense as the deferred compensation was amortized. On September 30, 2003 $8,900 of deferred compensation remained, which will be amortized into non-cash stock expense in future periods. During the nine months ended September 30, 2003 the Company had non-cash stock expense of $48,000 of which $30,000 was from the options described above and $18,000 was from rights granted to debenture holders. The allocation of non cash stock expense to the same functional classification as the employees' cash compensation is as follows:

                                                   September 30,
                                                       2003
                                                  (In Thousands)
            Cost of revenue                            $ 8
            Interest expense                            18
            Sales and marketing                          3
            General and administrative                  19
                                                       ---
              Total non cash stock expense             $48
                                                       ===

Depreciation and amortization increased $378,000 or 32.3% from $1,167,000 in 2002 to $1,545,000 in 2003. Depreciation and amortization increased due to the amortization of prepaid rent expense that occurred during 2003.

As a result of the items discussed above and other income (expense) items in the statements of operations, we recorded a net loss of $2,008,000 and $2,387,000 for the nine months ended September 30, 2002 and 2003 respectively. Our basic and diluted loss per share was $3.02 in 2003 versus basic and diluted loss per share of $3.06 in 2002.

THREE-MONTH RESULTS OF OPERATIONS
                                                                 Three Months
                                                             ended September 30,
                                                                (in thousands)
                                                               2002        2003
                                                               ----        ----
REVENUE:
     Financial Services                                       $--         $--
     Technology                                                 756         194
                                                              -----       -----
         Total revenue                                          756         194

COST OF REVENUE                                                 317         108
                                                              -----       -----

GROSS MARGIN                                                    439          86

OPERATING EXPENSES:
     Product development                                         15          35
     General and administrative                                 439         301
     Sales and marketing                                        147          74
                                                              -----       -----
Total operating expenses before restructuring,
      non-cash stock and depreciation expenses                  601         410
                                                              -----       -----

LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON CASH STOCK
AND DEPRECIATION EXPENSES                                      (162)       (324)

     Non-cash stock expense                                      13           7
     Depreciation and amortization                              390         465
                                                              -----       -----
         Total non-cash stock
          and depreciation expense                              403         472
                                                              -----       -----

LOSS FROM OPERATIONS                                          $(565)      $(796)
                                                              =====       =====

THREE-MONTH RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                               Three Months
                                                            ended September 30,
                                                             2002        2003
                                                             ----        ----
REVENUE:
     Financial Services                                       0.0%        0.0%
     Technology                                             100.0%      100.0%
                                                            -----       -----
         Total revenue                                      100.0%      100.0%

COST OF REVENUE                                              41.9%       55.6%
     GROSS MARGIN                                            58.1%       44.4%

OPERATING EXPENSES:
     Product development                                      2.0%       18.2%
     General and administrative                              58.1%      155.4%
     Sales and marketing                                     19.4%       38.5%
                                                            -----       -----
     Total operating expenses before restructuring,
           non-cash and depreciation expenses                79.5%      212.1%
                                                            -----       -----
LOSS FROM OPERATIONS BEFORE
RESTRUCTURING NON-CASH STOCK
AND DEPRECIATION EXPENSES                                   (21.4)%    (167.7)%

     Non-cash stock expense                                   2.0%        3.7%
     Depreciation and amortization                           51.6%      240.0%
                                                            -----       -----
     Total non-cash stock
          and depreciation expense                           53.6%      243.7%
                                                            -----       -----

LOSS FROM OPERATIONS                                        (75.0)%    (411.4)%
                                                            =====       =====

Three Months Ended September 30, 2003 and 2002

Revenue for the three months ended September 30, 2003 decreased $562,000 or 74.3%, from 2002 revenues of $756,000 to $194,000 in 2003. The decrease was primarily a result of lower market demand for IT services, the discontinuation of hardware sales associated with technology sales and a struggling economy.

Gross margin decreased $353,000, or 80.4%, from gross margin of $439,000 in 2002 to $86,000 in 2003. As a percentage of revenue, gross profit decreased from 58.1% to 44.4%.

General and administrative expenses decreased $138,000 or 31.4%, from general and administrative expenses of $439,000 in 2002 to $301,000 in 2003. As a percentage of revenue, general and administrative expenses increased from 58.1% in 2002 to 155.4% in 2003. The decreased spending was primarily due to decreased overhead expenses related to lower revenues in 2003.

Sales and marketing expenses decreased by $73,000, or 49.7%, from $147,000 in 2002 to $74,000 in 2003. As a percentage of revenue, sales and marketing expenses increased from 19.4% to 38.5% of revenue in 2002 and 2003, respectively.

During 2001, the Company cancelled approximately 1.3 million unexercised and outstanding stock options and granted 883,000 replacement options with a strike price of zero. Deferred compensation was recorded for the intrinsic value of the options and compensation expense of $566,000 was recorded as non-cash stock expense as the deferred compensation was amortized. During the quarter ended September 30, 2003 the Company had non-cash stock expense of $7,000 all of which was from these options. The allocation of non-cash stock expense to the same functional classification as the employees' cash compensation is as follows:

                                                   September 30,
                                                       2003
                                                       ----

            Cost of revenue                          $ 1,400
            Sales and marketing                          700
            General and administrative                 4,900
                                                     -------
              Total non-cash stock expense           $ 7,000
                                                     =======

Depreciation and amortization increased $75,000 or 19.2% from $390,000 in 2002 to $465,000 in 2003. Depreciation and amortization increased due to the amortization of prepaid expense that occurred during 2003.

As a result of the items discussed above and other income (expense) items in the statements of operations, we recorded a net loss of $514,000 for the quarter ended September 30, 2003 versus a net loss of $656,000 in 2002. Our basic and diluted loss per share was $ .31 in 2003 versus basic and diluted loss per share of $1.08 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through September 30, 2003, we funded our operations primarily from the following sources:

- equity proceeds through public offerings and private placements of our securities;

-    revenue generated from operations;

-    loans from principal shareholders and employees;

-    loans and lines of credit; and

-    accounts receivable factoring arrangements made available by banks.

The Company's financial statements for the nine months ended September 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a net loss of approximately $2,387,000 for the nine months ended September 30, 2003 and has working capital of $522,000 as of September 30, 2003.

During 2002 and 2003, the Company significantly reduced costs through headcount reductions. The Company continues to evaluate its current contractual obligations for renegotiation in order to further reduce costs. The company would consider further significant reductions in its operating activities if its current funds are insufficient to sustain operations in 2003. The Company believes that its cash and cash equivalents is sufficient to maintain operations through 2003.

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

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.

As of September 30, 2003, we had cash and cash equivalents of $817,000, and working capital of $522,000. This compares with cash and cash equivalents of $98,000 and working capital of $702,000 as of September 30, 2002.

Cash used by operating activities totaled $663,000 for the nine months ended September 30, 2003 compared with $1.8 million for the nine months ended September 30, 2002. The cash used in operating activities for the nine months ended September 30, 2003 was primarily the result of our operating loss less non-cash expenses for the period.

Cash provided by investing activities for the nine months ended September 30, 2003 was $109,000 compared with cash provided by investing activities of $543,000 for nine months ended September 30, 2002. Cash provided by investing activities for the nine months ended September 30, 2003 was provided by the sale of equipment and marketable securities for $83,000 and $26,000 of cash acquired through an acquisition. The cash provided by investing activities for the nine months ended September 30, 2002 was primarily the result of the sale of marketable securities.

Cash provided by financing activities was $1,242,000 during nine months ended September 30, 2003 compared to cash used by financing activities of $1,150,000 for nine months ended September 30, 2002. The cash provided by financing activities for the nine months ended September 30, 2003 was primarily the proceeds from the sale of common stock and warrants, less payments on our notes and leases payable. Cash used in financing activities in the nine months ended September 30, 2002 was primarily for payments on notes payable.

Navidec is subject to various contractual obligations including long-term debt, capital leases, and operating leases. The table below summarizes these contractual obligations by year (in thousands):


                                                      Less than
                                        Total           1 year           1-3 yrs.        Thereafter

Capital leases                          $180             $167             $ 13             $ --
Term debt                                 70               70              --                --
Operating leases                         390              142              248               --
                                        ----             ----             ----             ------
Total contractual cash obligations      $640             $379             $261             $ --
                                        ====             ====             ====             ======

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Navidec is exposed to the impact of interest rate changes and change in the market values of its investments. Based on our market risk sensitive instruments outstanding as of September 30, 2003, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - - At September 30, 2003, Navidec's exposure to market rate risk for changes in interest rates relates primarily to its borrowings. Navidec has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

Item 4. Controls and Procedures.

     During August 2003, the Company terminated the employment of its former Chief Financial and Accounting Officer and commenced a search for his replacement. During October 2003 the Company hired an interim financial and accounting officer who immediately commenced procedures to assist in closing the books for the third quarter ended September 30, 2003 and preparing the Company's financial statements for filing with our quarterly report on Form 10-Q with the Securities and Exchange Commission. In the process of closing the books for the third quarter and preparing our financial statements for the three and nine months ended September 30, 2003, the interim accounting officer discovered some facts which led her to conclude that certain accounting errors had been made which impacted reported historical financial results for the interim periods ended March 31 and June 30, 2003. The errors initially identified were related to certain liabilities that were not properly recorded primarily due to the timing of recording liabilities and the recognition of gain from restructuring of certain of the liabilities involved, the overstatement of certain prepaid assets, and the recording of certain revenues which the interim accounting officer could not reconcile with the information available.

     These issues were immediately discussed with our management who promptly notified the Audit Committee and our independent auditors of the errors identified and initiated a comprehensive review of the accounting records to determine the extent and magnitude of the accounting errors. Subsequent review identified the additional error of the failure to recognize contributed services by officers who had waived salaries during certain periods. Once these errors had been identified and corrected, our accounting staff generated the financial statements for the third quarter ended September 30, 2003 and restated financial statements for the periods ended March 31 and June 30, 2003 which are included in financial statement footnote 2.

     Following the discovery of these accounting errors, the Company initiated a number of improvements in our disclosure controls and procedures as well as our internal controls, including internal control over financial reporting. Most of these improvements were designed to reduce the opportunity for human error that we believe was the primary cause of each of the identified errors. Management has implemented strict procedures to ensure that all transactions are properly recorded and documented through our accounting system and has instituted the following review processes. Our CEO will review all journal entries outside of normal recurring entries on a monthly basis and the Audit Committee will review them on a quarterly basis. All division managers and/or the CEO will review major revenue and expense items on a monthly basis with the accounting staff. Additionally, we are in the process of establishing requirements for periodic additional training for the accounting staff. The Company's financial officer will spearhead the implementation and continued monitoring of these new procedures and controls.

     After implementing these improvements to our disclosure controls and procedures and internal controls, and under the supervision and with the participation of the Company's management including John R. McKowen, our Chief Executive Officer, and Chief Financial and Accounting Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and as of the date of the filing of this report. The evaluation as of end of the period covered by this report resulted in the conclusion as discussed above that improvement in our controls and procedures were required. Upon completion of the evaluation and implementation of the Company's newly adopted controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) subsequent to September 30, 2003, Mr. McKowen concluded that the Company's disclosure controls and procedures were effective as a result of implementing the revisions discussed above.

     The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, a soundness of internal controls and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management. All of the changes in our internal control over financial reporting identified above in connection with the evaluation described above were made subsequent to the fiscal quarter covered by this report. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However the Company was in the process of evaluating its internal controls over financial reporting during and subsequent to the quarter to address potential weaknesses in the design and effectiveness of its internal control as a result of the issues described above. Accordingly, changes in our internal control over our financial reporting were made subsequent to September 30, 2003, as described above, that have materially affected our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company is subject to, and may become a party to, other litigation. Management believes there are no other matters currently in litigation that could have a material impact on the Company's financial position or results of operations.


On October 10, 2003, our former Chief Financial Officer ("CFO") filed a Demand For Arbitration against the Company relating to sums that the CFO claims are owing to him from the Company as a result of his employment being terminated. He seeks to recover $431,320.39, plus statutory penalties, attorneys' fees, costs and pre-judgment interest. On the previous day, Navidec, Inc. filed a Complaint For Declaratory Judgment naming the CFO as a defendant in the Arapahoe County, Colorado District Court. The Complaint seeks declaratory judgment that the CFO's claims against the Company are not subject to arbitration, that the CFO's claims may not be brought under the Colorado Wage Claim Act and that the Company owes nothing to the CFO. The matter is in the very early discovery stages and the Company intends to defend any claims by the CFO vigorously in whatever forum they are ultimately heard. It is too early to estimate what if any sums may be due the CFO based on his claims against us.

Item 2.  Changes in Securities and Use of Proceeds

On August 18, 2003 the Company received notice from NASDAQ SmallCap Market that the Company was not in compliance in accordance with Marketplace Rule 4310(c)(13) which requires that the company have a minimum $2,500,000 in stockholders' equity. As a result, Navidec began trading on OTC Bulletin Board under the symbol NVDC at the open of business on Wednesday, August 20, 2003.

In October 2000, the Company issued shares of non-voting common stock to WFC Holdings Corp. ("WFC") in exchange for convertible debt. These shares were issued as non-voting because at the time, WFC held other Navidec, Inc. common shares and these additional shares would have put them out of compliance with certain banking regulations regarding the number of voting shares that they could hold. In August, 2003 the non-voting restriction was removed as the total number of the Company's shares WFC held was in compliance with the regulations.

On September 2, 2003, the Company began a private placement offering of up to 1,250,000 units at $1, each unit consisting of one common share, one "A" Warrant and one "B" Warrant. The "A" Warrant is exercisable at $2.00 until August 31, 2005. The Company has the right to call the "A" warrant if the trading price of Navidec common stock is above $2.00 for more than 10 consecutive trading days. The "B" Warrant is exercisable at $4.00 and expires on August 31, 2005. The Company has the right to call the warrant if the trading price of Navidec common stock is above $4.00 for more than 10 consecutive trading days. As of September 30, 2003, the Company has sold a total of 212,000 units for gross proceeds of $212,000.

On September 30, 2003, the Company completed its purchase of an 80% interest in Northsight Mortgage Group, LLC in exchange for the issuance of up to 256,000 shares of the Company's no par value common stock, of which 213,233 are being held in escrow as of September 30, 2003.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              Exhibit
              Number                Description
              ------                -----------

               10.1         Class A Warrant
               10.2         Class B Warrant
               31           Certification
               32           Certification

         (b)  Form 8-K

          On September 11, 2003, we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 2., that the Company entered into a Securities Exchange Agreement with Northsight Mortgage Group, LLC ("Northsight") and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to the Company in exchange for the issuance of up to 213,333 shares of the Company's no par value common stock. The amount of shares was adjusted in the final agreement to 256,000 based on the closing price of the Company's common stock as of September 30, 2003, the closing date of the transaction.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NAVIDEC, INC.

By  /S/ John McKowen
------------------------------------
        John McKowen
CEO and Principal Accounting Officer

Date:  December 11, 2003