Form 10-K
period 2003-12-31
NAVIDEC INC
filed 2004-04-14
CIK 1023734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                          Commission File No.: 0-29098

                                  NAVIDEC, INC.
           -----------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant as of March 25, 2004 was approximately $2.65 million based on the closing price of the registrant's common stock as reported at that date. As of March 25, 2004, 2,404,313 shares of the registrant's common stock were outstanding.

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes        No   X
                                       -----     -----

                                  NAVIDEC, INC.
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2003
                                      INDEX


Part I

Item 1   Business.........................................................3
Item 2   Properties.......................................................5
Item 3   Legal Proceedings................................................5
Item 4   Submission of Matters to a Vote of Security Holders..............6

Part II

Item 5   Market For Registrant's Common Stock and Related
            Stockholder Matters..........................................7
Item 6   Selected Financial Data.........................................7
Item 7   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................8
Item 7a  Quantitative and Qualitative Disclosures about Market Risk.....17
Item 8   Financial Statements and Supplementary Data...................F-1
Item 9   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures.....................18
Item 9a  Controls and Procedures........................................18

Part III

Item 10 Directors and Executive Officers of the Registrant..............20
Item 11 Executive Compensation..........................................21
Item 12 Security Ownership of Certain Beneficial Owners and Management..24
Item 13 Certain Relationships and Related Transactions..................25
Item 14 Principal Accountant Fees and Services..........................26

Part IV

Item 15 Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.........................................28

                                     PART I

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2003, the end of the registrant's last fiscal year. Information in this Form 10-K contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Forward-Looking Statements" in
Item 7 of this Form 10-K.

ITEM 1. BUSINESS

GENERAL

Navidec, Inc. ("Navidec" or "The Company") is organized into three divisions, Financial Services, Technology, and Mortgage Services. In October of 2002, Navidec formed a new wholly owned subsidiary Navidec Capital, Inc, which was renamed Navidec Financial Services, Inc. (`NFS") in August 2003. In August 2003, Navidec Technology Corporation was formed as a wholly owned subsidiary of Navidec, Inc. and in October 2003, changed its name to SwiftSure, Inc. On September 11, 2003, the Company entered into an agreement with Northsight Mortgage Group, LLC ("Northsight") and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Navidec for Navidec common stock.

NAVIDEC'S SERVICES

Financial Services

NFS provides consulting, personnel, and services to emerging growth micro and small capitalization companies to help them effectively structure transactions to attract public and private capital. NFS also provides financial public relations services. Management believes that micro and small cap companies rarely have the legal, accounting, or marketing resources necessary to effectively interact with the highly regulated and competitive financial markets. Navidec provides those resources on a contract basis so the entrepreneur can focus on growing the business. After evaluating a potential client for their probability of success and determining the company's growth strategy and anticipated capital requirements, NFS provides specific recommendations, personnel, and services to work in concert with the company to develop and execute financial transactions. NFS receives monthly consulting fees from its clients as well as billing for time and charges for additional services provided. In addition, NFS may sometimes invest its own capital in clients with whom they've contracted. As part of its compensation from clients, NFS may also receive equity options. Typically NFS seeks clients who are well managed, offer cash flow and the opportunity for long-term growth.

Mortgage Services

Mortgage Services is focused on providing end to end mortgage services from back office processing to mortgage banking services. On September 11, 2003, the Company entered into an agreement with Northsight Mortgage Group, LLC

("Northsight") and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Navidec for Navidec common stock. Northsight is a Scottsdale, Arizona based mortgage broker engaged in the business of marketing, arranging and selling of consumer home mortgages. The Company plans to acquire and integrate companies providing these services. The company will focus on business opportunities within this industry segment that offer cash flow, strong management and opportunity for growth.

Technology

In 2003, Navidec Technology provided quality solutions that enabled organizations to manage secure access to web applications within the enterprise and across the business value chain. Navidec's suite of proven solutions enable an enterprise to deliver single sign on capabilities to their employees, customers, suppliers and partners by providing an identity management infrastructure for user management, access control, and a single entry point to personalized enterprise resources. Navidec Technology provided consulting and expert engineering services in Web security and Identity Management in the areas of Authentication, Access Control, Directory, User Management, and Provisioning. This was done through the integration and extension of best-of-breed portal, directory, security and integration software developed by the leading internet software vendors As a result of declining technology revenues and an inability to realize a profit from technology business operations, Management believes that discontinuation of these operations would not have a material impact on overall future revenues but would provide an avenue for continued reduction in operating expenses. As such, Navidec may discontinue Navidec Technology operations in the second quarter of 2004.

NAVIDEC'S STRATEGY

Going forward, Navidec will focus its resources on continuing to develop and operate its Financial Services and Mortgage Services divisions.

EMPLOYEES

As of December 31, 2003, Navidec had a total of twenty-five (25) employees, of which one (1) was billable, three (3) were in sales and marketing, two (2) in Navidec Financial Services, fifteen (15) in Mortgage Services (two (2) administrative and thirteen (13) loan officers), and four (4) in management and administration. None of our employees are represented by a labor union. Recognizing that our employees are the key to our continued success, Navidec strives to provide each employee with an environment for professional growth and development.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

All of Navidec's revenues are derived from customers within the United States. All of Navidec's assets are located in the United States.

SALE OF NAVIDEC'S INTEREST IN DRIVEOFF.COM, INC.

On August 2, 2000, Navidec entered into an agreement related to the acquisition of its subsidiary, DriveOff.com, Inc. ("DriveOff.com"), by CarPoint.com, LLC. Upon completion of the transaction on September 30, 2000, Navidec became an 8.38% shareholder of CarPoint, Inc. Microsoft Corporation, Ford Motor Company and WFC Holdings Corporation were also shareholders of CarPoint, Inc. In 2001, Navidec sold 12,258,300 shares of CarPoint, Inc. for net proceeds of $6.9 million. In March of 2002, Navidec sold its remaining shares of CarPoint, Inc. for net proceeds of $588,000. As of December 31, 2002 Navidec held no shares in CarPoint, Inc.

ITEM 2.  PROPERTIES

Navidec's operations are principally located at Fiddler's Green Center, 6399 S. Fiddler's Green Circle, Greenwood Village, Colorado, in a 6,670 square foot facility. Navidec's technology and financial services segments utilize this facility. The lease for this facility renewed for a three-year term in July 2003 and has a current monthly lease rate of approximately $11,000 per month through June 30, 2006. Navidec's Northsight Mortgage Group LLC subsidiary has offices located at 14300 N. Northsight Blvd., Scottsdale, Arizona, in an approximately 2,500 square foot facility. The lease for this facility has a current monthly lease rate of approximately $5,350 per month through October 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, Navidec is subject to, and may become a party to, litigation regarding disputes with vendor and employment issues. Management believes there are no other matters currently in litigation, other than those described below, that could have a material impact on Navidec's financial position or results of operations.

In 1999 Navidec purchased a software system and one year of support services from Oracle Corporation (the "Vendor"). In the transaction, Navidec executed a payment plan agreement. The Vendor subsequently assigned the payment plan agreement to CIT Financial USA, Inc. (the "Finance Company"). On September 2, 2002 the Finance Company brought an action in Arapahoe County District Court, State of Colorado, under the payment plan agreement, alleging that Navidec has defaulted and owes $242,146 plus interest at 1.5% from October 1, 2002, and attorneys fees, costs and expenses under the payment plan agreement. As defenses, Navidec has asserted, among other claims, that it reached an agreement with the original vendor on January 28, 2002 whereby the Vendor agreed that if Navidec packaged all unused software and documentation and removed the unused software from its systems, the return of the software would end all of Navidec's rights to use the software and would end all payment obligations. In addition, Navidec has asserted that the Vendor breached its agreement to provide sales and customers to Navidec. Navidec has asserted counterclaims and third party claims against the Vendor for promissory estoppel and breach of contract. No formal discovery has occurred and trial is set for June 17, 2004. There is a risk that at trial judgment may enter against Navidec for some or all of the amount sought by the Finance Company plus costs and reasonable attorneys' fees. For this reason, management is exploring the possibility of settlement in an attempt to avoid trial.

On October 10, 2003, our former Chief Financial Officer ("CFO") filed a Demand For Arbitration against the Company relating to sums that the CFO claims are owing to him from the Company as a result of his employment being terminated. He seeks to recover $452,508, plus statutory penalties, attorneys' fees, costs and pre-judgment interest. We have filed counterclaims in the arbitration for breach of contract, breach of fiduciary duty, and conversion and seek damages of $1 million to $5 million. These matter are in the very early stages and the Company intends to defend any claims by the CFO vigorously. Because we are unable to conclude at this time that an unfavorable outcome in this matter is either "probable" or "remote" (as such terms are defined in the ABA Statement of Policy), we decline to comment as to the outcome of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the fiscal year covered by this Report to a vote of stockholders, through the solicitation of proxies, or otherwise.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Navidec's common stock commenced trading on the Nasdaq SmallCap Market under the symbol "NVDC" on February 11, 1997. On October 22, 1999, it commenced trading on the Nasdaq National Market under the symbol "NVDC." On June 5, 2002, it commenced trading on the Nasdaq SmallCap Market under the symbol "NVDC". In November 2002, the company instituted a 18:1 reverse stock split. On August 18, 2003 the Company received notice from Nasdaq SmallCap Market that the Company was not in compliance in accordance with Marketplace Rule 4310(c)(13) which requires that the company have a minimum $2,500,000 in stockholders' equity. As a result, Navidec began trading on the OTC Bulletin Board under the symbol NVDC at the open of business on Wednesday, August 20, 2003.

The following table sets forth, for the periods indicated, the high and low quarterly sales price for a share (Post Stock Split) of Navidec common stock as reported on the Nasdaq National Market, Nasdaq SmallCap Market, and the OTC Bulletin Board:

         Common Stock
                Quarter Ended                     High              Low
                -------------                     ----              ---

                March 31, 2002                   $9.179           $5.580
                June 30, 2002                    $7.379           $4.500
                September 30, 2002               $5.490           $1.260
                December 31, 2002                $2.600           $1.260

                March 31, 2003                   $2.550           $1.900
                June 30, 2003                    $3.100           $1.910
                September 30, 2003               $3.200           $1.050
                December 31, 2003                $1.260           $1.030

As of March 25, 2004, Navidec had 201 shareholders of record. Additionally, based on the broker search conducted for our 2002 annual meeting and our rights offering we estimate there are approximately 1,800 shareholder-holding positions in brokerage accounts.

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

                                                                    Year Ended, December 31,
                                        2003              2002             2001            2000              1999
                                        ----              ----             ----            ----              ----

Statement of Operations Data
(In thousands, except per share amounts):

Revenues                              $    977         $  5,120         $ 22,587         $ 33,078         $ 18,966
Loss from operations                    (4,508)          (2,905)         (18,920)         (27,020)          (9,048)
  Net income (loss)                     (4,111)          (3,195)         (55,396)          16,354           (8,161)
Net loss per share:
  Basic                               $  (3.28)        $  (4.92)        $ (85.68)              26              (19)
  Diluted                             $  (3.28)        $  (4.92)        $ (85.68)              26              (19)
Weighted average shares--
  Basic                                  1,253              649              647              620              421
  Diluted                                1,253              649              647              620              421

                                                         Year Ended, December 31,
                                          2003            2002          2001           2000           1999
                                          ----            ----          ----           ----           ----

Balance Sheet Data (in thousands):
   Cash & cash equivalents             $   302         $   130        $ 2,465        $ 3,475         35,860
   Restricted cash                        --              --            1,200          2,990          9,855
   Working capital                        (311)            182          1,841         17,328         46,264
   Total assets                          1,154           3,476         10,612         89,177         65,028
   Long-term debt including
     current portion                       281             455          1,770          2,270            779
   Convertible debt                       --               250           --             --           19,876
   Total stockholders' equity               39           1,855          4,967         60,567         39,095


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Navidec is organized into three divisions; Financial Services, Mortgage Services, and Technology.

Financial Services provides consulting, personnel, and services to emerging growth micro and small capitalization companies to help them effectively structure transactions to attract public and private capital. NFS also provides financial public relations services. Management believes that micro and small cap companies rarely have the legal, accounting, or marketing resources necessary to effectively interact with the highly regulated and competitive financial markets. Navidec provides those resources on a contract basis so the entrepreneur can focus on growing the business. After evaluating a potential client for their probability of success and determining the company's anticipated growth strategy and capital requirements, NFS provides specific recommendations, personnel, and services to work in concert with the company to develop and execute financial transactions. NFS receives cash flow from its clients for services provided. In addition, NFS may also invest its own capital in clients with whom they've contracted. As part of its compensation from clients, NFS may also receive equity options. Typically NFS seeks clients who are well managed, offer cash flow and the opportunity for long-term growth.

Mortgage Services is focused on providing end to end mortgage services from back office processing to mortgage banking services. On September 11, 2003, the Company entered into an agreement with Northsight Mortgage Group, LLC ("Northsight") and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Navidec for Navidec common stock. Northsight is a Scottsdale, Arizona based mortgage broker engaged in the business of marketing, arranging and selling of consumer home mortgages. The Company plans to acquire and integrate companies providing these services.

In 2003, Navidec Technology provided quality solutions that enabled organizations to manage secure access to web applications within the enterprise and across the business value chain. Navidec's suite of proven solutions enable an enterprise to deliver single sign on capabilities to their employees, customers, suppliers and partners by providing an identity management infrastructure for user management, access control, and a single entry point to personalized enterprise resources. Navidec Technology provided consulting and expert engineering services in Web security and Identity Management in the areas of Authentication, Access Control, Directory, User Management, and Provisioning. This was done through the integration and extension of best-of-breed portal, directory, security and integration software developed by the leading internet software vendors. During 2003, approximately 27% of Navidec Technology's revenue was generated from fixed-price, fixed completion date contracts. In developing these contracts, consideration is given to the technical complexity of the engagement, the resources required to complete the engagement and the extent to which we will be able to deploy internally developed software tools to deliver the solution. The goal is to make most eSolutions work deliverable within a thirty (30) to sixty (60) day time frame. Revenue for this work is recognized on percentage-of-completion accounting basis using the ratio of direct costs incurred as compared to the estimated total direct costs of the engagement. The remaining 73% of revenue was from work done on a time and materials basis. Revenue for this work is recognized as it is completed. As a result of declining technology revenues and an inability to realize a profit from technology business operations, Management believes that discontinuation of these operations would not have a material impact on overall future revenues but would provide an avenue for continued reduction in operating expenses. As such, Navidec may discontinue Navidec Technology operations in the second quarter of 2004.

Navidec's product distribution business generated revenue through the resale of third party software and hardware components, graphical printers and supplies. Since product distribution is not related to our core strategy, we discontinued these sales efforts in 2001. All of the assets associated with the product distribution segment were sold or written off in 2001.

Navidec's operating expenses consist of product development, general and administrative, sales and marketing and depreciation and amortization Additional operating expenses were incurred in 2003, such as non-cash stock expense and losses on impairment of assets. Product development includes salaries and out-of-pocket expenses incurred in developing new technologies for our own use or for future customer applications generally, as opposed to customer-specific development. General and administrative consists primarily of salary and benefit expenses for our non-billable employees. It also includes expenses associated with our office facility and equipment leases. Sales and marketing includes personnel costs, advertising costs, costs associated with participation in trade shows and direct marketing program and related travel expenses. Non-cash stock expense relates to employee stock options that were re-priced in 2001, employee stock options issued at below market value in 2003, warrants given to a third party vendor for marketing services provided during 2001, and the expense recognized upon amending the convertible debentures to allow participation in our rights offering in 2003. Restructuring charges are related to expenses incurred in reducing employees to a level that corresponded to current demands for services, and expenses related to restructuring leases to meet the needs of the company. Loss on impairment of assets is the cost of bringing assets in line with current market value.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results from operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, beginning on page F-8. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. For fiscal 2003 significant estimates were made with respect to contingent liabilities that were recorded with regard to certain pending lawsuite (See Item 3) and with regards to the impairment of inventory and fixed assets (See Note 7).

Revenue Recognition

We follow very specific and detailed guidelines in measuring revenue, however, certain judgments affect the application of our revenue policy. In addition, our revenue recognition determines the timing of certain expenses, such as commissions. During 2003, approximately 27% of our revenue was generated from fixed-price, fixed completion date work. Revenue for this work is recognized on a percentage-of-completion basis using the ratio of direct costs incurred to the estimated total direct costs of the engagement. Estimates of the total direct costs of the engagement require judgments about the time needed to complete the project and the level of personnel involved. Management regularly reviews its estimates and underlying assumptions for contracts in progress. The remaining 73% of revenue during 2003 was from time and materials contracts for which revenue is recognized as the work is completed. Revenue recognition for time and materials contracts is not significantly impacted by judgments and estimates.

Reserves for Bad Debt

Our policy on reserves for bad debt determines the timing and recognition of expenses. We follow guidelines that reserve based off of historical and account specific trends, however, certain judgments affect the application of our bad debt reserve policy. Our receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected. This estimate requires consideration of general economic conditions, overall historical trends related to the Company's collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due. Management routinely assesses and revises its estimate of the allowance for doubtful accounts.

Goodwill and Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Goodwill is evaluated annually to determine if its value has been impaired. On September 11, 2003, the Company entered into an agreement with Northsight Mortgage Group, LLC ("Northsight") and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Navidec resulting in the realization of $190,000 of goodwill. Management has determined that due to the recent time frame of this acquisition no impairment should be realized for fiscal 2003.

RESULTS OF OPERATIONS (a)
                                                    Years ended December 31,
                                                 2003        2002        2001
                                                 ----        ----        ----

REVENUE:
     Technology (formerly eSolutions)          $    776    $  5,120    $ 22,127
     Product distribution                          --          --           460
     Financial Services                               5        --          --
     Mortgage Services                              196        --          --
                                               --------    --------    --------
        Total revenue                               977       5,120      22,587

COST OF REVENUE                                     415       2,846      13,147
                                               --------    --------    --------
     Gross margin                                   562       2,274       9,440

OPERATING EXPENSES:
     Product development                            123         147       4,102
     General and administrative                   1,845       2,062       7,827
     Sales and marketing                            359         952       7,059
     Depreciation/amortization &
      impairment of goodwill                      1,872       1,947       3,016
     Non cash stock expense                          53          71         600
     Restructuring charges                         --          --         4,442
     Loss on impairment of inventory                288        --          --
     Loss on impairments of assets                  530        --         1,314
                                               --------    --------    --------
         Total operating expenses                 5,070       5,179      28,360
                                               --------    --------    --------

LOSS FROM OPERATIONS                           $ (4,508)   $ (2,905)   $(18,920)
                                               ========    ========    ========


RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES
                                                   Years ended December 31,
                                                  2003       2002       2001
                                                  ----       ----       ----

REVENUE:
     Technology (formerly eSolutions)            79.4%      100.0%      98.0%
     Product distribution                        --          --         2.0%
     Financial Services                           0.5%       --          --
     Mortgage Services                           20.1%       --          --
                                                -----       -----       -----
      Total revenue                             100.0%      100.0%     100.0%

COST OF REVENUE                                  42.5%       55.6%      58.2%
                                                -----       -----       -----
     Gross margin                                57.5%       44.4%      41.8%
OPERATING EXPENSES:
     Product development                         12.6%        2.9%      18.2%
     General and administrative                 188.8%       40.3%      34.7%
     Sales and marketing                         36.7%       18.6%      31.3%
     Depreciation/amortization
      & impairment of goodwill                  191.6%       38.0%      13.4%
     Non-cash stock expense                       5.4%        1.4%       2.7%
     Restructuring charges                       --          --         19.7%
     Loss on impairments of inventory            29.5%       --          --
     Loss on impairments of assets               54.2%       --          5.8%
                                                -----       -----       -----
     Total operating expenses                   518.9%      101.2%     125.8%

LOSS FROM OPERATIONS                           (461.4%)     (56.8%)    (84.0%)

YEARS ENDED DECEMBER 31, 2003 AND 2002

Revenues for 2003 were $977,000, a decrease of $4.1 million, or 80.9%, from 2002 revenues of $5.1 million. The decrease was primarily a result of lower market demand for IT services and an overall downturn in the economy.

Gross margin decreased $1.7 million, or 75.3%, from a gross margin of $2.3 million in 2002 to $562,000 in 2003. As a percentage of revenue, gross profit increased from 44.4% to 57.5%. The decrease in total dollars was a result of decreased revenues. The percentage increase was caused as a result of the product mix in eSolutions.

Product development costs decreased $24,000, or 16.3%, from $147,000 in 2002 to $123,000 in 2003. As a percentage of revenue, product development costs increased from 2.9% in 2002 to 12.6% in 2003. The decrease in total dollars is the result of a decreased focus on new eSolutions product development. The percentage increase was caused as a result of overall lower revenues.

General and administrative expenses decreased $217,000 or 10.9%, from general and administrative expenses of $2.0 million in 2002 to $1.8 million in 2003 due to reductions in personnel and associated overhead expenses. As a percentage of revenue, general and administrative expenses increased from 39.3% in 2002 to 188.8% in 2003.

Sales and marketing expenses decreased $593,000, or 62.3%, from $952,000 in 2002 to $359,000 in 2003. As a percentage of revenue, sales and marketing expenses increased from 18.6% to 36.7% of revenue in 2002 and 2003, respectively. The decreased spending was primarily due to decreased marketing activities and the closing of remote sales offices.

During 2001, the Company cancelled approximately 1.3 million unexercised and outstanding stock options and granted 883,000 replacement options with a strike price of zero. Deferred compensation was recorded for the intrinsic value of the options and compensation expense of $566,000 was recorded as non-cash stock expense as the deferred compensation was amortized. In 2003, the Company also issued options to certain employees with an exercise price below market. The Company recorded a non-cash compensation expense of $70,000 related to these options. At December 31, 2003 approximately $4,000 of deferred compensation remained, which will be amortized into non-cash stock expense in future periods. The Company has presented non-cash stock expense in the accompanying consolidated statements of operations. The allocation of non-cash stock expense to the same functional classification as the employees' cash compensation is as follows:

                                                   2003
                                                   ----

                                              (In Thousands)
Cost of revenue                                    $ 23
Sales and marketing                                  55
General and administrative                           26
                                                   ----
  Total non-cash stock expense                     $104
                                                   ====

Depreciation and amortization decreased approximately $75,000 or 3.8% from $1.95 million in 2002 to $1.88 million in 2003. Depreciation was down in part due to asset impairments and due to more assets becoming fully depreciated. In 2003 the Company recorded a loss of $530,000 due to impairments of fixed assets.

Interest income decreased from $32,000 in 2002 to $114 in 2003. This decrease was the result of lower cash and investment balances in 2003.

Interest expense decreased $171,000 or 78% from $219,000 in 2002 to $48,000 in 2003.

During 2001 Navidec realized a loss of $44.9 million on the sale of the majority of its holding in CarPoint, Inc and the write down of the remaining balance to fair value. The remainder of the CarPoint stock was carried at $588,000 at December 31, 2001 and sold in March 2002.

During 2002, the Company sold BEA Systems, Inc. stock with an original cost of $29,000 for $12,000, resulting in a $17,000 loss included in other income. During parts of 2003, the Company had excess cash available to it, not immediately required for operations. Since money market and other yields on short-term investments were nearly zero, management elected to open a managed, discretionary trading account to invest approximately $200,000 of its excess cash in an attempt to improve yields. The investment style utilized by the account manager involved short-term investments and rapid turnover periodically utilizing margin in order to take advantage of trends recognized by the manager. During the year ended December 31, 2003, total purchases of marketable securities in the Company's account were $20,992,000 and total sales of marketable securities in the account were $21,041,000 resulting in short term capital gains totaling $56,000 during that period.

During 2003, Navidec settled its lawsuit against a vendor for $350,000 that was pending in the United States District Court for the District of Colorado. This amount was netted against current year legal fees of approximately $47,000, $8,000 of outstanding accounts payable balances, and a previously recorded receivable of $70,000, resulting in a gain of $225,000, which is shown as a Gain on Legal Settlement on our statement of operations. The terms and conditions of the settlement are confidential.

The Company's deferred tax assets, including approximately $45 million in net operating loss carryforwards are fully reserved because their realization is not certain and utilization is limited as a result of changes in ownership in the Company.

During 2003, the Company realized a loss of $288,000 on the impairment of inventory. This was due to the write off of third party software applications that had been held in inventory as part of the Company's product distribution segment. The Company had been in discussions with a potential buyer in 2003 but the sales effort was unsuccessful and no other market was found.

As a result of the items discussed above, we recorded a net loss of $4.1 million in 2003 versus net loss of $3.2 million in 2002. Our basic and diluted loss per share was $3.28 in 2003 versus a loss per share of $4.84 in 2002.

YEARS ENDED DECEMBER 31, 2002 AND 2001

Revenue for 2002 decreased $17.5 million, or 77.3%, from 2001 revenues of $22.6 million to $5.1 million in 2002. The decrease was primarily a result of lower market demand for IT services, the discontinuation of sales of hardware in solutions in 2003, and an overall downturn in the economy. Revenue in 2002 associated with eSolutions decreased $17.0 million, or 76.9%, from 2001 revenues of $22.1 million to $5.1 million in 2002. As a result of our decision to discontinue product distribution in 2001, our revenue for this source decreased $460,000, or 100.0%, from $460,000 in 2001 to $0 in 2002.

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

During 2001, the Company cancelled approximately 1.3 million unexercised and outstanding stock options and granted 883,000 replacement options with a strike price of zero. Deferred compensation was recorded for the intrinsic value of the options and compensation expense of $566,000 was recorded as non-cash stock expense as the deferred compensation was amortized. At December 31, 2002 $38,000 of deferred compensation remained, which will be amortized into non-cash stock expense in future periods. The Company has presented non-cash stock expense in the accompanying consolidated statements of operations. The allocation of non cash stock expense to the same functional classification as the employees' cash compensation is as follows:

                                                 2002
                                                 ----

                                            (In Thousands)
Cost of revenue                                    $13
Sales and marketing                                  3
General and administrative                          55
                                                   ---
  Total non cash stock expense                     $71
                                                   ===

Depreciation and amortization decreased $1,069,000 or 35.4% from $3.0 million in 2001 to $1.9 million in 2002. Depreciation was down in part due to asset impairments during the prior year and due to more assets becoming fully depreciated.

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

As a result of the items discussed above, we recorded a net loss of $3.2 million in 2002 versus net loss of $55.4 million in 2001. Our basic and diluted loss per share was $4.84 in 2002 versus a loss per share of $85.68 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through December 31, 2003, we have funded our operations primarily from the following sources:

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

As of December 31, 2003, we had cash and cash equivalents of $302,000 and a working capital deficit of $311,000. This compares with cash and cash equivalents of $130,000 and working capital of $182,000 as of December 31, 2002.

Cash used in our operating activities totaled $1.4 million for the year ended December 31, 2003. A decrease of approximately $400,000 or 22.2% when compared with $1.8 million for the year ended December 31, 2002. The decrease in cash used in operating activities for the year ended December 31, 2003 was primarily the result of cost savings realized through the restructuring of our operations.

Cash provided by investing activities total approximately $140,000 for the year ended December 31, 2003 compared with $581,000 for the year ended December 31, 2002. Cash provided by investing activities for year ended December 31, 2003 was primarily provided by the sale of equipment and marketable securities for $124,000 and $22,000 of cash acquired through an acquisition. Cash provided by investing activities in 2002 consisted primarily of sales of investments for approximately $600,000.

Cash provided by financing activities was $1.4 million during the year ended December 31, 2003. Cash used in financing activities was $1.1 million during the year ended December 31, 2002. The cash provided by financing activities for year ended December 31, 2003 was primarily the proceeds from the sale of common stock and warrants, less payments on our notes and leases payable. Cash used in financing activities in 2002 includes a pay down of notes and capital leases of $1.9 million, advances from the Company's credit line of $350,000 and a new note of $135,000 and a new $250,000 convertible debenture taken out during the forth quarter of the year.

The Company has implemented a plan of action in order to sustain operations and satisfy the financial covenants on its credit facilities. During 2003 and 2002, the Company significantly reduced costs through headcount reductions and reduction of operating expenses. The Company continues to evaluate its contractual obligations and is seeking to renegotiate certain of these obligations in order to further reduce costs. The Company believes that its cash and cash equivalents, working capital, and ongoing business will sustain operations until the end of 2004.

At December 31, 2003, the Company had a working capital deficit of approximately $311,000. The Company had a net loss of $4,111,000, $3,195,000, ad $55,396,000 for the years ended December 31, 2003, 2002, and 2001 respectively. Additionally, the Company may discontinue its Navidec Technology operations in the second quarter of 2004, and focus on services for which it has a limited operating history. These factors indicate a substantial doubt that the Company will be able to continue operations as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue operations.

Navidec is subject to various contractual obligations including long-term debt, capital leases, and operating leases. The table below summarizes these contractual obligations by year (in thousands):

                                                              Less than
                                              Total            1 year          1-3 yrs.         Thereafter
                                              -----            ------          --------         ----------

Long-term debt,
  including current portion                    $101             $101             $--              $   --
Capital leases                                  180              180              --                  --
Operating leases                                396              191              205                 --
                                               ----             ----             ----             --------
Total contractual cash obligations             $677             $472             $205             $   --
                                               ====             ====             ====             ========

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of SFAS No. 150 had no material impact on its financial position or results of operations.

The FASB issued Interpretation ("FIN") No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others in November 2002 and FIN No. 46 Consolidation of variable Interest Entries, in January 2003, FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002, however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Companies financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. The adoption of FIN No. 46 had no material impact on its financial position or results of operations.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Navidec is exposed to the impact of interest rate changes and change in the market values of its investments. Based on our market risk sensitive instruments outstanding as of December 31, 2003, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8. FINANCIAL STATEMENTS.

                                  NAVIDEC, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page


Independent Auditors Report                                                 F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002                F-4

Consolidated Statements of Operations for the Years Ended
  December 31, 2003, 2002 and 2001                                          F-5

Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 2003, 2002 and 2001                                    F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001                                          F-7

Notes to Consolidated Financial Statements                                  F-8

                           INDEPENDENT AUDITORS REPORT
Board of Directors
Navidec, Inc.
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Navidec, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navidec, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered operating losses during fiscal 2003, 2002, and 2001 that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN & ASSOCIATES LLP
Denver, Colorado
March 13, 2004

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

ARTHUR ANDERSEN LLP
Denver, Colorado
April 3, 2002.



                                         NAVIDEC, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                        (In thousands)

                                                                      December 31,
 ASSETS                                                         2003                  2002
                                                                ----                  ----
   CURRENT ASSETS:
     Cash and cash equivalents                                $    302              $    130
    Marketable securities                                          110                  --
     Related party investments                                     206                  --
     Accounts receivable, net                                      107                   439
     Inventory                                                    --                     288
     Prepaid expenses                                               65                   648
     Other current assets                                            1                    48
                                                              --------              --------
       Total current assets                                        791                 1,553

   PROPERTY, EQUIPMENT AND SOFTWARE, net                           169                 1,922

   OTHER ASSETS:
          Other assets                                               5                     1
        Acquired goodwill                                          189                  --
                                                              --------              --------

   TOTAL ASSETS                                               $  1,154              $  3,476
                                                              ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Accounts payable                                         $    478              $    670
     Accrued liabilities                                           343                   138
     Current borrowings and capital leases                         281                   455
     Deferred revenue                                             --                     108
                                                              --------              --------
       Total current liabilities                                 1,102                 1,371

   NON-CURRENT LIABILITIES:
     Convertible Debentures                                       --                     250

COMMITMENTS AND CONTINGENCIES (Notes 5, 7, 20)

MINORITY INTEREST                                                   13                  --

   STOCKHOLDERS' EQUITY:
     Common stock, no par value, 20,000 shares authorized,
       Voting 2,189 and 611 shares outstanding                  62,890                54,450
     Non-voting stock, no par value -0- and
       39 shares outstanding                                      --                   5,817
     Warrants for common stock                                     813                 1,175
     Deferred compensation                                          (4)                  (38)
     Accumulated deficit                                       (63,660)              (59,549)
                                                              --------              --------
           Total stockholders' equity                               39                 1,855
                                                              --------              --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  1,154              $  3,476
                                                              ========              ========

                      The accompanying notes to consolidated financial
                   statements are an integral part of these balance sheets.



                                            NAVIDEC, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, except per share amounts)

                                                                 For the Years Ended
                                                                     December 31,
                                                   2003                   2002                 2001
                                                   ----                   ----                 ----

REVENUE                                          $    977              $  5,120              $ 22,587
COST OF REVENUE                                       415                 2,846                13,147
                                                 --------              --------              --------
GROSS PROFIT                                          562                 2,274                 9,440

OPERATING EXPENSES:
   Product development                                123                   147                 4,102
   General and administrative                       1,845                 2,062                 7,827
   Sales and marketing                                359                   952                 7,059
   Restructuring charges                             --                    --                   4,442
   Loss on impairment of assets                       530                  --                   1,314
   Loss on impairment of inventory                    288                  --                    --
   Non cash stock expense                              53                    71                   600
   Depreciation and amortization                    1,872                 1,947                 3,016
                                                 --------              --------              --------
     Total operating expenses                       5,070                 5,179                28,360
                                                 --------              --------              --------
 Loss from operations                              (4,508)               (2,905)              (18,920)
OTHER INCOME (EXPENSE):
   Impairment of investments                         --                    --                 (44,903)
   Interest income                                   --                      32                   223
   Interest expense                                   (48)                 (219)                 (215)
   Minority interest                                    2                  --                    --
   Gain on sale of fixed assets                        85                  --                    --
   Gain on settlement of lawsuit                      225                  --                    --
   Realized gain (loss) on investment                  56                   (17)                  208
   Unrealized gain on investment                       50                  --                    --
   Other income (expense)                              27                   (86)                 (239)
                                                 --------              --------              --------
     Total other income (expense), net               (397)                 (290)              (44,926)
                                                 --------              --------              --------
NET LOSS BEFORE TAXES
  AND EXTRAORDINARY GAIN                           (4,111)               (3,195)              (63,846)
PROVISION (BENEFIT) FOR TAXES                        --                    --                  (8,000)
                                                 --------              --------              --------
NET LOSS BEFORE EXTRAORDINARY GAIN                 (4,111)               (3,195)              (55,846)
EXTRAORDINARY GAIN                                   --                    --                     450
                                                 --------              --------              --------
NET LOSS                                         $ (4,111)             $ (3,195)             $(55,396)
                                                 ========              ========              ========

NET LOSS BEFORE EXTRAORDINARY GAIN:
  Per share basic                                $  (3.28)             $  (4.92)             $ (86.40)
  Per share diluted                              $  (3.28)             $  (4.92)             $ (86.40)
                                                 ========              ========              ========
EXTRAORDINARY GAIN, per share basic              $   --                $   --                $   0.72
                                                 ========              ========              ========
EXTRAORDINARY GAIN, per share diluted            $   --                $   --                $   0.72
                                                 ========              ========              ========
NET LOSS:
  Per share basic                                $  (3.28)             $  (4.92)             $ (85.68)
                                                 ========              ========              ========
  Per share diluted                              $  (3.28)             $  (4.92)             $ (85.68)
                                                 ========              ========              ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                            1,253                   649                   647
   Diluted                                          1,253                   649                   647

                            The accompanying notes to consolidated financial
                          statements are an integral part of these statements.




                                                        NAVIDEC, INC.
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      For the Years Ended December 31, 2003, 2002, and 2001
                                                       (In thousands)



                                                     Voting                     Non-Voting         Warrants for
                                                   Common Stock                Common Stock           Common
                                               Shares       Amount         Shares        Amount       Stock
                                               ------       ------         ------        ------       -----

Balances, December 31, 2000                       608      $ 53,775            39      $  5,817      $  1,141

Issuance of re-priced options                    --             883          --            --            --
Amortization for accelerated
vesting of options                               --            --            --            --            --
Cancellation of re-priced options                --            (126)         --            --            --
Amortization of deferred
compensation                                     --            --            --            --            --
Warrants issued                                  --            --            --            --              34
Unrealized loss on investments,
  net of taxes of $(470) and
  reclassification adjustment for
  realized gain of $208                          --            --            --            --            --
Comprehensive loss                               --            --            --            --            --
Net loss                                         --            --            --            --            --
                                              ---------------------------------------------------------------

Balances, December 31, 2001                       608      $ 54,532            39      $  5,817      $  1,175
                                              ===============================================================

Cancellation of re-priced options                --             (82)         --            --            --
Exercise of employee stock options                  3          --            --            --            --
Amortization of deferred compensation            --            --            --            --            --
Realization of comprehensive loss                --            --            --            --            --
Comprehensive loss                               --            --            --            --            --
Net Loss                                         --            --            --            --            --
                                              ---------------------------------------------------------------

Balances, December 31, 2002                       611      $ 54,450            39      $  5,817      $  1,175
                                              ===============================================================
Warrant expiration                               --             362          --            --            (362)
Rights offering                                   797         1,237          --            --            --
Debenture conversion                              139           268          --            --            --
Subscription notes receivable                     179           375          --            --            --
Amortization of deferred
compensation                                     --            --            --            --            --
Conversion of voting to non-voting                 39         5,817           (39)       (5,817)         --
Re-class of organization costs                   --               1          --            --            --
Rescission of subscription notes
receivable                                       (179)         (375)         --            --            --

Executive compensation for foregone
salary                                           --              97          --            --            --
Private placement                                 350           332          --            --            --
Purchase of Northsight                            203           247          --            --            --
Shares issued for debenture interest                3             9          --            --            --
Options issued                                   --              70          --            --            --
Exercise of employee stock options                 47          --            --            --            --
Net Loss                                         --            --            --            --            --
                                              ----------------------------------------------------------------

Balances, December 31, 2003                     2,189      $ 62,890          --        $   --        $    813
                                              ===============================================================

                                                     F-6 (continued)



                                                           NAVIDEC, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                                          For the Years Ended December 31, 2003, 2002, and 2001
                                                           (In thousands)

                                             Accumulated
                                               Other                                                                 Total
                                           Comprehensive  Accumulated  Comprehensive   Sub Notes      Deferred    Stockholders
                                               Income       Deficit     Income(Loss)  Receivable   Compensation      Equity
                                               ------       -------     ------------  ----------   ------------      ------

Balances, December 31, 2000                  $    792      $   (958)     $   --        $   --        $   --        $ 60,567

Issuance of re-priced options                    --            --            --            --            (883)         --
Amortization for accelerated
vesting of options                               --            --            --            --             234           234
Cancellation of re-priced options                --            --            --            --             126          --
Amortization of deferred
compensation                                     --            --            --            --             332           332
Warrants issued                                  --            --            --            --            --              34
Unrealized loss on investments,
  net of taxes of $(470) and
  reclassification adjustment for
  realized gain of $208                          (804)         --                                                      (804)
Comprehensive loss                               --            --         (56,200)
                                                                           ======
Net loss                                         --         (55,396)                                                (55,396)
                                             ------------------------------------------------------------------------------

Balances, December 31, 2001                  $    (12)     $(56,354)     $   --        $   --        $   (191)     $  4,967
                                             ==============================================================================

Cancellation of re-priced options                --            --            --                            82          --
Exercise of employee stock options               --            --            --            --            --            --
Amortization of deferred compensation            --            --            --            --              71            71
Realization of comprehensive loss                  12          --                          --            --              12

Comprehensive loss                               --            --          (3,183)
                                                                            =====
Net Loss                                         --          (3,195)                       --            --          (3,195)
                                             ------------------------------------------------------------------------------

Balances, December 31, 2002                  $   --        $(59,549)     $   --        $   --        $    (38)     $  1,855
                                             ==============================================================================
Warrant expiration                               --            --            --            --            --            --
Rights offering                                  --            --            --            --            --           1,237
Debenture conversion                             --            --            --            --            --             268
Subscription notes receivable                    --            --            --            (375)         --            --
Amortization of deferred
compensation                                     --            --            --            --              34            34
Conversion of voting to non-voting               --            --            --            --            --            --
Re-class of organization costs                   --            --            --            --            --               1
Rescission of subscription notes
receivable                                       --            --            --             125          --            --
                                                                                            250

Executive compensation for foregone
salary                                           --            --            --            --            --              97
Private placement                                --            --            --            --            --             332
Purchase of Northsight                           --            --            --            --            --             247
Shares issued for debenture interest             --            --            --            --            --               9
Options issued                                   --            --            --            --            --              70
Exercise of employee stock options               --            --            --            --            --            --
Net Loss                                         --          (4,111)                                                  (4,111)
                                             ------------------------------------------------------------------------------

Balances, December 31, 2003                  $   --        $(63,660)     $   --        $   --        $     (4)     $     39
                                             ==============================================================================


                 The accompanying notes to consolidated financial statements are an integral part of these statements.




                                                     NAVIDEC, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)

                                                                             For the Years Ended December 31,
                                                                       2003              2002              2001
                                                                       ----              ----              ----
Cash flows from operating activities:
   Net loss                                                         $ (4,111)         ($ 3,195)         $(55,396)
   Adjustments to reconcile net income loss
   to net cash used in operating activities:
       Depreciation and amortization                                   1,872             1,947             3,016
       Extraordinary gain                                               --                --                (450)
       Non-cash compensation expense related to options                   70              --                --
       Provision for bad debt expense                                      4               268               796
       Write-off of notes receivable and accrued interest               --                --               1,661
       Provision (benefit) for deferred taxes                           --                --              (8,000)
       Non-cash salary expense related to forgone salary                  97              --                --
       Loss (Gain) on sale of investments                                (56)               16              (208)
       Write down of investments                                        --                --              44,903
       Non-cash stock expense                                             53                71               600
       Loss (Gain)on sale/disposal of assets                             (85)             --                  48
       Impairment charges                                                530              --               1,314
    Changes in operating assets and liabilities:
       Restricted cash                                                  --               1,200            (1,200)
       Accounts receivable                                               331             1,768             1,576
       Costs and estimated earnings in excess of billings               --                --               1,545
       Inventory                                                         288                64               191
       Prepaid expenses and other assets                                 (60)           (1,048)              515
       Accounts payable                                                 (151)           (1,841)              149
       Deferred Revenue                                                 (108)             --                --
       Net proceeds from trading activities                             (259)             --                --
       Accrued liabilities and other                                     215            (1,051)           (2,082)
                                                                    --------          --------          --------
   Net cash used in operating activities                              (1,370)           (1,801)          (11,022)
Cash flows from investing activities:
     Purchase of property, equipment and software                       --                 (61)           (1,014)
     Proceeds from sale of equipment                                     124                41               232
     Repayment of notes receivable                                      --                --               2,100
     Cash acquired in acquisition                                         22              --                --
     Proceeds from the sale of marketable debt securities               --                --               2,990
     Funding of notes receivable related parties                        --                --                (528)
     Settlement costs from CarPoint sale                                --                --                (815)
     Minority interest income                                             (2)             --                --
     Other                                                                (4)             --                --
     Sale (Purchase) of investments                                     --                 601             7,736
                                                                    --------          --------          --------
   Net cash provided by (used in) investing activities                   140               581            10,701
Cash flows from financing activities:
     Payments on notes payable and capital lease obligations            (176)           (1,867)           (1,689)
     Proceeds from borrowing                                            --                 485             1,000
     Proceeds from issuance of convertible debt                         --                 250              --
     Proceeds from issuance of common stock                            1,569              --                --
     Payment for offering and deferred financing costs                  --                  17              --
     Interest paid with common stock                                       9              --                --
                                                                    --------          --------          --------
   Net cash provided by (used in) financing activities                 1,402            (1,115)             (689)
                                                                    --------          --------          --------
Net increase (decrease) in cash and cash equivalents                     172            (2,335)           (1,010)
Cash and cash equivalents, beginning of year                             130             2,465             3,475
                                                                    --------          --------          --------
Cash and cash equivalents, end of year                              $    302          $    130          $  2,465
                                                                    ========          ========          ========
Cash paid for interest                                              $     26          $    219          $    215
                                                                    --------          --------          --------
Cash paid for taxes                                                     --                --                --
                                                                    --------          --------          --------

                           The accompanying notes to consolidated financial statements are an integral part of these statements.



                                  NAVIDEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS AND LIQUIDITY

Navidec, Inc., a Colorado corporation (Navidec or the "Company"), was incorporated in 1993. Navidec is organized into three divisions, Financial Services, Technology, and Mortgage Services. In October of 2002, Navidec formed a new wholly owned subsidiary Navidec Capital, Inc, which was renamed Navidec Financial Services, Inc. (`NFS") in August 2003. In August 2003, Navidec Technology Corporation was formed as a wholly owned subsidiary of Navidec, Inc. and in October 2003, changed its name to SwiftSure, Inc. On September 11, 2003, the Company entered into an agreement with Northsight Mortgage Group, LLC ("Northsight") and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Navidec for Navidec common stock (see Note 18).

NAVIDEC'S SERVICES

Financial Services

NFS provides consulting, personnel, and services to emerging growth micro and small capitalization companies to help them effectively structure transactions to attract public and private capital. NFS also provides financial public relations services. Navidec provides those resources on a contract basis so the entrepreneur can focus on growing the business. After evaluating a potential client for their probability of success and determining the entity's growth strategy and anticipated capital requirements, NFS provides specific recommendations, personnel, and services to work in concert with the companies to develop and execute financial transactions. NFS receives fees from its clients for services provided. In addition, NFS may also invest its own capital in clients with whom they've contracted. As part of its compensation from clients, NFS may also receive equity options. Typically NFS seeks clients who are well managed, offer cash flow and the opportunity for long-term growth.

Mortgage Services

Mortgage Services is focused on providing end to end mortgage services from back office processing to mortgage banking services. On September 11, 2003, the Company entered into an agreement with Northsight Mortgage Group, LLC ("Northsight") and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Navidec for Navidec common stock (see Note 18). Northsight is a Scottsdale, Arizona based mortgage broker engaged in the business of marketing, arranging and selling of consumer home mortgages. The Company plans to acquire and integrate companies providing these services.

Technology

In 2003, Navidec Technology provided quality solutions that enabled organizations to manage secure access to web applications within the enterprise and across the business value chain. Navidec's suite of proven solutions enable an enterprise to deliver single sign on capabilities to their employees, customers, suppliers and partners by providing an identity management infrastructure for user management, access control, and a single entry point to personalized enterprise resources. Navidec Technology provided consulting and expert engineering services in Web security and Identity Management in the areas of Authentication, Access Control, Directory, User Management, and Provisioning. This was done through the integration and extension of best-of-breed portal, directory, security and integration software developed by the leading internet software vendors. As a result of declining technology revenues and an inability to realize a profit from technology business operations, Management believes that discontinuation of these operations would not have a material impact on overall future revenues but would provide an avenue for continued reduction in operating expenses. As such, Navidec may discontinue Navidec Technology operations in the second quarter of 2004.

CONTINUED OPERATIONS

At December 31, 2003 the Company had a working capital deficit of approximately $311,000 and stockholders' equity of approximately $39,000. The Company had a net loss of $4,111,000, $3,195,000, and $55,396,000 for the years ended December 31, 2003, 2002, and 2001 respectively. Additionally, the Company may discontinue its Navidec Technology operations in second quarter of 2004, and focus on services for which it has a limited operating history.

These factors indicate a substantial doubt that the Company will be able to continue operations as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue operations.

Navidec is subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, an evolving and unpredictable business model and the management of rapid growth. To address these risks, the Company must, among other things, maintain and increase its customer bases, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service and attract, retain and motivate qualified personnel. There can be no guarantee that the Company will be successful in addressing such risks.

The Company has implemented a plan of action in order to sustain operations. During 2003 and 2002, the Company significantly reduced costs through headcount reductions. The Company continues to evaluate its current contractual obligations for renegotiation in order to further reduce costs.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Navidec and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Minority investments in entities over which Navidec exercises significant influence through its board representation or ownership of equity securities are accounted for using the equity method.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For fiscal 2003 significant estimates were made with respect to contingent liabilities that were recorded with regard to certain pending lawsuits (See Item 3) and with regards to the impairment of inventory and fixed assets (See Note 7).

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

Navidec performs ongoing evaluations of its customers' financial condition and generally does not require collateral, except for billings in advance of work performed. Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. Allowances for uncollectible accounts receivable are determined based upon information available and historical experience. Accounts receivable are shown net of an allowance for doubtful accounts of $4,000 and $2,281,000 as of December 31, 2003 and 2002, respectively.

Sales to unaffiliated customers, which represented 10% or more of the Company's Sales for the year ended December 31, 2003 and 2002, were as follows (as a percentage of sales):

              Customer                   2003            2002
              --------                   ----            ----
                  A                     13.3%            20.5%
                  B                     28.4%             <1%

No customers represented 10% or more of the company's total revenue for 2001.

INVESTMENTS

Investments in publicly traded equity securities over which Navidec does not exercise significant influence are recorded at market value in accordance FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has one investment treated as a trading security that is restricted from sale in the open market under Section 144 and has limited trading volume, we believe the fair value of the investment is less than the recorded value under FAS No. 115. Due to the size of the investment and its limited trading volume, there can be no assurance that we will realize the recorded value of this investment.

Investments in non-publicly traded equity securities or non-marketable equity securities are stated at the lower of cost or estimated realizable value.

Investments in equity securities included the following for the years ended December 31, 2003 and 2002 (in thousands):

                                              December 31, 2003
                                                 Unrealized          Carrying
                                     Cost           Gain               Value
                                     ----           ----               -----

    Marketable securities          $    266      $      50          $        316
                                   ========      =========          ============


                                           December 31, 2002
                                                 Unrealized          Carrying
                                     Cost           Gain               Value
                                     ----           ----               -----

    Marketable securities           $    --      $      --          $        --
                                    =======      =========          ===========


In 2001, Navidec sold BEA Systems, Inc. ("BEA") stock with a basis of $673,000 for $881,000, realizing a gain of $208,000. In 2002 Navidec sold marketable securities with a basis of $29,000 for $12,000, realizing a loss of $17,000. During parts of 2003, the Company had excess cash available to it, not immediately required for operations. Since money market and other yields on short-term investments were nearly zero, management elected to open a managed, discretionary trading account to invest approximately $200,000 of its excess cash in an attempt to improve yields. The investment style utilized by the account manager involved short-term investments and rapid turnover periodically utilizing margin in order to take advantage of trends recognized by the manager. During the year ended December 31, 2003, total purchases of marketable securities in the Company's account were $20,992,000 and total sales of marketable securities in the account were $21,041,000 resulting in short term capital gains totaling $56,000 during that period.

INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of products held for resale and use in on-line solutions. Navidec wrote down the remaining products inventory to net realizable value of $0 as of December 31, 2001. During 2001, Navidec exchanged its inventory of Java Bean applets for rights to updated versions of these products. The value of the inventory exchanged was carried at $320,000 during 2001. This inventory was further written down to $0 and $288,000 at December 31, 2003 and 2002 respectively.

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

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Goodwill is evaluated annually to determine if its value has been impaired. On September 11, 2003, the Company entered into an agreement with Northsight Mortgage Group, LLC ("Northsight") and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Navidec resulting in the realization of $190,000 of goodwill. Management has determined that due to the recent time frame of this acquisition no impairment should be realized for fiscal 2003.

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

REVENUE RECOGNITION

Contract Revenues

Revenues from fixed price contracts are recognized on the percentage of completion method for individual contracts. Revenues for fixed price contracts are recognized once progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. Contract costs include all labor costs and those direct costs related to contract performance. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and revenues in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, revenue is recognized when the work is completed. Contract revenues are recorded net of reserves for revenue contingencies for such items as contract or change order disputes. Reserves for revenue contingencies were $1.6 million in 2001 and zero in 2002 and 2003. The remaining revenue is from time and materials contracts for which revenue is recognized as the work is completed. Revenue recognition for time and materials contracts is not significantly impacted by judgments and estimates.

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

ADVERTISING COSTS

Advertising costs are expensed when the advertisement is released and are included in sales and marketing expenses in the accompanying statements of operations. Advertising expense totaled $9,000, $14,000, $128,000, in 2003, 2002 and 2001, respectively.

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

ACCRUALS

Accrued expenses include the following at December 31 (in thousands):

                                                         2003           2002
                                                         ----           ----

      Accrued compensation and commissions             $   47         $   34
      Accrued property taxes                               37             --
      Accrued restructuring charges                       --              50
      Accrued litigation expenses                         250
      Other                                                10             54
                                                       ------         -------

                                                       $  344         $  138
                                                       =======        ======
SALE OF STOCK BY SUBSIDIARIES AND EQUITY METHOD INVESTEES

The Company recognizes gains and losses from the sale of stock by its subsidiaries and equity method investees.

STOCK BASED COMPENSATION

As permitted under the Statements of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation for options issued to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As such, for options granted to employees and directors, compensation expense is recorded on a straight-line basis over the shorter of the period that the services are provided or the vesting period, only if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and earnings per share disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                      For the Years Ended
                                         December 31,
                             (in thousands, except per share data)

                                                     2003                2002               2001
                                                     ----                ----                ----

Net loss:                                         $  (4,111)           $(3,195)           $   (55,396)

Add back:
Expense recognized under APB 25                          70               --                     --
                                                  ---------            -------             ----------
                                                     (4,041)            (3,195)               (55,396)
Net total stock based employee
  compensation expense determined under fair
  value based method for all awards,
  net of related tax effect                            (483)               (18)                   235
                                                  ---------            -------             ----------
 Pro forma net loss                               $  (4,524)           $(3,213)            $  (55,161)
                                                  =========            =======             ==========
Net loss per share, basic and diluted

Basic:  As Reported                               $   (3.28)           $ (4.92)            $   (85.68)
                                                  =========            =======             ==========
         Pro Forma                                $   (3.61)           $ (4.95)            $   (85.32)
                                                  =========            =======             ==========
Diluted: As Reported                              $   (3.28)           $ (4.92)            $   (85.68)
                                                  =========            =======             ==========
         Pro Forma                                $ ( 3.61)            $ (4.95)            $   (85.32)
                                                  =========            =======             ==========

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

Shares used in the computation of diluted earnings per share, using the treasury stock method, were as follows (in thousands):

                                                           December 31,
                                                   2003        2002       2001
                                                   ----        ----       ----

Weighted average common shares                     1,253         649         647
Stock options                                       --          --          --
Warrants                                            --          --          --
                                                   -----       -----       -----
Weighted average diluted shares                    1,253         649         647
                                                   =====       =====       =====

Potentially dilutive securities, which have been excluded from the determination of diluted earnings per share because their effect would be anti-dilutive, are as follows:
                                                    2003      2002      2001
                                                    ----      ----      ----

Navidec stock options                                276       285        47
Convertible debt                                     139       --        --
Warrants                                             712        21       125
                                                   -----       ---       ---
Total anti-dilutive shares excluded                1,127       306       172
                                                   =====       ===       ===

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes the following adjustments to net income
(loss) for the years presented (in thousands):

                                                    2003       2002       2001
                                                    ----       ----       ----

Gross unrealized gain (loss)                       $  --     $  --      $(1,066)
Reclassification adjustment for gain on sale          --          12       (208)
Income taxes                                          --        --          470
                                                   -------   -------    -------
                                                   $  --     $    12    $  (804)
                                                   =======   =======    =======

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS

No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of SFAS No. 150 had no material impact on its financial position or results of operations.

The FASB issued Interpretation ("FIN") No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others in November 2002 and FIN No. 46 Consolidation of variable Interest Entries, in January 2003, FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002, however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Companies financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. The adoption of FIN No. 46 had no material impact on its financial position or results of operations.

NOTE 3 - PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software consists of the following (in thousands):

                                                          December 31,
                                             Useful Lives     2003       2002
                                             ------------     ----       ----

Computers, software and equipment             3 to 4 years   $   733    $ 3,195
Software                                      3 years          1,561      2,313
Furniture and office equipment                4 to 5 years       318      2,450
Leasehold improvements                        Lease term           0        918
                                                             -------    -------
                                                               2,612      8,876
Less accumulated depreciation                                 (2,443)    (6,954)
                                                             -------    -------
Net property, equipment and software                         $   169    $ 1,922
                                                             =======    =======

Depreciation expense was $1,230,000, $1,552,000 and $3,016,000 2003, 2002 and
2001, respectively.

NOTE 4 - BORROWINGS Borrowings consist of the following:

                                                               December 31,
                                                            2003        2002
                                                            ----        ----
Term credit facility, due March 31, 2003,
with monthly payments of interest and
principle and interest due at maturity                     $   --     $233,000
Unsecured notes payable due March 15, 2004,
interest at 4.0%                                                101     74,000
                                                           --------   --------
                                                                101    307,000
Less - current                                                  101    307,000
                                                           --------   --------
Long term portion                                          $   --     $   --
                                                           ========   ========

As of December 31, 2002, the Company was not in compliance with its debt covenants of the loan entered into in December 2000. The loan was paid down during the third and fourth quarters of 2002 to $233,000, which was paid in full in June 2003.

NOTE 5 - CAPITAL LEASE OBLIGATIONS

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

Equipment purchased under capital leases is included in the cost of property and equipment and collateralizes the repayment of the capital lease obligations. The following is a summary of property and equipment purchased under capital leases as of December 31:

                                                     2003               2002
                                                     ----               ----

Furniture, computers and equipment                $   663,000       $ 2,965,000
Less - accumulated depreciation                      (546,000)       (2,033,000)
                                                  -----------       -----------
Net book value                                    $   117,000       $   932,000
                                                  ===========       ===========

Navidec acquired no property under capital lease arrangements in 2003 and 2002. As of December 31, 2003, future minimum payments under the Company's capital leases are as follows:

Year ended December 31
                                                                  2004
                                                                  ----
Total minimum payments                                          184,500
Less interest                                                    (4,500)
                                                              ---------
Total obligation                                                180,000
Less - current portion                                         (180,000)
                                                              ---------
Long-term obligations                                         $    --
                                                              =========

Cash paid for interest was $26,000, $219,000, and $215,000 in 2003, 2002 and
2001, respectively.

The Company is not current with payments on three of its capital lease obligations totaling $ 68,800.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                   Year Ended December 31,
                                               2003         2002          2001
                                               ----         ----          ----

Current:
      Federal                                $   --       $   --       $   --
      State                                      --           --           --
Total current provision                          --           --           --

Deferred:
      Federal                                  (1,531)        (874)     (20,398)
      State                                      (131)         (79)      (3,192)
      Valuation allowance                       1,662          953       15,590
                                             --------     --------     --------
Total deferred provision (benefit)               --           --         (8,000)
Total provision (benefit)                    $   --       $   --       $ (8,000)
                                             ========     ========     ========

Differences between the income tax expense reported in the statements of operations and the amount reported by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                    Year Ended December 31,
                                               2003          2002        2001
                                               ----          ----        ----

    Expected rate                              (35.0)%      (35.0)%      (35.0)%
    State taxes, net of federal deduction       (3.1)        (3.2)        (3.2)
    Other permanent items                       --           --            1.3
    Valuation allowance                         38.1         38.2         24.4
                                            --------     --------     --------
                                                 0.0%         0.0%       (12.5)%
                                            ========     ========     ========

The components of the net deferred income tax assets (liabilities) are as follows (in thousands):

                                                         December 31,
                                              2003          2002        2001
                                              ----          ----        ----

Current assets (liabilities):
       Investments                          $   --       $   --       $     (3)
       Accruals and other                        (39)          77         (172)
       Bad debt reserves                           2          867        1,443
        Net operating losses                      37
       Valuation allowance                         0         (944)      (1,268)
                                            --------     --------     --------
Non-current assets (liabilities):
       Basis difference in CarPoint             --           --            (53)
       Net operating losses                   17,116       14,848       13,350
       Property and equipment                  1,015          751        1,025
       Stock options                              74         --           --
       Valuation allowance                   (18,205)     (15,599)     (14,322)
                                            --------     --------     --------
Net deferred tax liability                  $   --       $   --       $   --
                                            ========     ========     ========

At December 31, 2003, for income tax purposes, Navidec had approximately $45 million of net operating loss carryforwards. Such net operating losses expire between the years 2011 to 2022. The Tax Reform Act of 1986 contains provisions that will limit the net operating loss carryforwards available to be used by the Company in any given year if certain events occur, primarily the result of changes in ownership interests. Due to these events the net operating loss carryforward may be subject to severe limitations pursuant to IRS section 382 and may not be utilized.

During 2003, 2002, and 2001 the Company increased its valuation allowance by $1,662,000, $953,000, and $15,590,000 respectively to fully reserve its net deferred tax asset. This was done primarily because of uncertainty relating to the Company's ability to realize its net operating loss carryforwards due to these events.

Navidec paid no income taxes during the three years ended December 31, 2003.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Navidec leases certain facilities under operating leases that expire on October 31, 2004 and on June 30, 2006. Future minimum lease payments for such operating leases are as follows as of December 31, 2003:

                            Year ended December 31

                       2004                     $191,000
                       2005                      137,000
                       2006                       68,000
                                                --------
                                                $396,000
                                                ========

Rental expense related to these leases was $812,000, $822,000 and $1,840,000 for 2003, 2002, and 2001, respectively.

DEFINED CONTRIBUTION PLAN

Navidec has a 401(k) profit sharing plan (the "Plan"). Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company contributed $4,162, $19,000, and $99,000 during 2003, 2002 and 2001, respectively.

LITIGATION

In the normal course of business, Navidec is subject to, and may become a party to, litigation regarding disputes with vendors and employment issues. Management believes there are no other matters currently in litigation, other than those described below, that could have a material impact on Navidec's financial position or results of operations.

In 1999, Navidec purchased a software system and one year of support services from a vendor. In the transaction, Navidec executed a payment plan agreement. The vendor subsequently assigned the payment plan agreement to a finance company. The finance company has sued under the payment plan agreement, alleging that Navidec has defaulted and owes $258,418 plus attorneys fees, costs and expenses under the payment plan agreement. As defenses, Navidec has asserted, among other claims, that it reached an agreement with the original vendor on January 28, 2002 whereby the vendor agreed that if Navidec packaged all unused software and documentation and removed the unused software from its systems, the return of the software would end all of Navidec's rights to use the software and would end all payment obligations. In addition, Navidec has asserted that the vendor breached its agreement to provide sales and customers to Navidec. Navidec has asserted counterclaims and third party claims against the vendor for promissory estoppel and breach of contract. No formal discovery has occurred and trial is set for June 17, 2004. There is a risk that at trial judgment may enter against Navidec for some or all of amount sought by the finance company plus costs and reasonable attorneys' fees. For this reason, management is exploring the possibility of settlement in an attempt to avoid trial.

On October 10, 2003, our former Chief Financial Officer ("CFO") filed a Demand For Arbitration against the Company relating to sums that the CFO claims are owing to him from the Company as a result of his employment being terminated. He seeks to recover $452,508.15 plus statutory penalties, attorneys' fees, costs and pre-judgment interest. We have filed counterclaims in the arbitration for breach of contract, breach of fiduciary duty, and conversion and seek damages of $1 million to $5 million. These matter are in the very early stages and the Company intends to defend any claims by the CFO vigorously. Because we are unable to conclude at this time that an unfavorable outcome in this matter is either "probable" or "remote" (as such terms are defined in the ABA Statement of Policy), we decline to comment as to the outcome of this matter.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

During 2001, Navidec sold $52,000 worth of inventory at cost to XCEN28, Inc, whose primary shareholder is the nephew of Navidec's former CEO.

On September 16, 2002, the Company entered into a Debenture Purchase Agreement with Interactive Capital, Inc. pursuant to which it and other qualified purchasers could purchase a minimum of $250,000 and a maximum of $5 million in aggregate principal amount of convertible debentures, whose primary shareholder is John McKowen a director, officer and shareholder of Navidec, Inc. On October 1, 2002 the Company took down $250,000 of debentures. These debentures were lead by Interactive Capital and placed with individuals, which included Mr. John McKowen $85,000 and Mr. Ralph Armijo, President, CEO and Director $40,000. In total these individuals received 69,444 shares of common stock and 1,676 shares for accrued interest through the conversion of their debentures.

In January 2003, the Company agreed to issue an option to purchase up to 16 million shares of the no par value common stock of Navidec Financial Services, Inc. to Interactive Capital, Inc. for a period of five years, whose primary shareholder is John McKowen a director, officer and shareholder of the Company. In December 2003, the Board of Directors of Navidec voted to exchange 600,000 options to purchase Navidec common stock for all of the outstanding rights (approximately 25,000,000) to purchase common stock of Navidec Financial Services, Inc. The exercise price of these options is $1.30 and they are exercisable for 5 years. These options are to be issued once Navidec has adopted a new stock option plan.

In October of 2003, the Company made a $200,000 investment in the Kirby Enterprise Fund (the Fund) for which a control person is also a person of beneficial ownership in the Company. The Fund is a limited liability company organized to invest in the equities security markets.

NOTE 10 - STOCKHOLDERS' EQUITY

REVERSE STOCK SPLIT

During fiscal 2002, the Company approved a 1:18 reverse stock split. Accordingly, all common stock, options and warrants, reflected in the accompanied financial statements and notes reflect this split.

CONVERTIBLE DEBENTURES

On September 16, 2002, the Company entered into a Debenture Purchase Agreement with Interactive Capital, Inc. pursuant to which it and other qualified purchasers could purchase a minimum of $250,000 and a maximum of $5 million in aggregate principal amount of convertible debentures. The Company was obligated to use the proceeds of the debentures to pay off a portion of our loans and credit facility with Silicon Valley Bank and the balance for working capital.

Pursuant to the Debenture Purchase Agreement and a Convertible Debenture Agreement, on October 1, 2002, the Company sold convertible debentures in an aggregate principal amount of $250,000 to the principals of Interactive Capital, Inc. and four other persons. The convertible debentures bear interest at a rate of 5% per year from November 1, 2002 with interest due monthly. The debentures are unsecured and are convertible into the Company's common stock at a conversion price of $1.80 per share, they are redeemable at the Company's option in whole or in part at a repurchase price of 100% of the principal amount plus accrued and unpaid interest payable in cash provided that the registration statement covering the shares issuable upon conversion of the debentures is in effect at the time of redemption. The debentures mature on February 29, 2004, unless earlier converted or redeemed by the Company.

As of January 21, 2003, the debenture was amended to provide that if the Holders converted their debentures on or before the expiration of the Rights Offering (see below), the Holder would receive Rights to acquire the same number of common shares at a price of $1.80 per share. The Company incurred $18,000 of expense in connection with the issuance of these rights. None of the Holders exercised these rights.

On June 9, 2003, the Holders converted and the Company issued 138,889 shares of Common Stock and 3,352 shares for accrued interest. Debentures totaling $125,000 were sold to current and former officers/directors of the Company. In total these individuals received 69,444 shares of common stock and 1,676 shares of common stock for accrued interest through the conversion of their debentures.

RIGHTS OFFERING

The Company's board of directors and shareholders approved a Rights Offering for all shareholders of record on November 15, 2002, to purchase one share of voting common stock for each share they own, at a purchase price of $1.80 per share. The Rights Offering commenced on May 8, 2003. The Rights were represented by Subscription Certificates and were traded on the OTC Bulletin Board. The Rights automatically expired 30 days after they were approved for trading. The Company issued 796,692 shares and raised net proceeds of $1,237,500 in connection with this offering.

OFFERINGS

The following table summarizes Common Stock and Warrants issued in connection with public and private offerings since Navidec went public in February 1997 through December 31, 20003:


                                                     Warrants         Warrant                        Cost of
                                                ------------------    -------                      -----------
Description                Date        Shares   Issued w/ offering  Share Price   Strike Price      Offering     Net Proceeds
------------------------------------   ------   ------------------  -----------   ------------     -----------   ------------

Initial Public Offering    2/1997       55,556        55,556        $  106.20     $     129.60     $ 1,094,000   $ 3,436,000
Private Placement          1997-98      33,028        33,028        $   79.20     $     129.60     $   482,000   $ 2,193,000
       Broker Warrants                                6,603            --         $      81.00
Private Placement          11/1998      38,889          --          $   36.00             --       $    70,000   $   1,330,00
Public Warrant Call        2/1999      106,556          --          $  129.60             --       $   100,000   $ 13,810,000
Private Placement          9/1999       22,823          --          $  166.50             --       $   406,000   $  3,394,000
Public Offering            10/1999     145,835         5,556        $  166.50     $     166.50     $ 2,555,000   $ 21,726,000
Private Placement
    Non-voting Common      10/2000      38,984          --          $  166.50             --              --     $  5,817,000
Rights Offering            6/2003      796,692          --          $    1.80             --       $   196,548   $  1,237,500
Private Placement          9/2003*     349,500       699,000        $    1.00     $ 2.00/$4.00     $    17,800   $    331,700


* The Private Placement closed in February of 2004. The Company sold an additional 215,000 common shares and 430,000 warrants, resulting in additional net proceeds of $207,000.

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

ISSUANCE OF WARRANTS

The following table summarizes activity for warrants issued:

                                                 2003                         2002                         2001
                                               Weighted                     Weighted                     Weighted
                                                Average                      Average                      Average
                                               Exercise                     Exercise                     Exercise
                                         Shares         Price          Shares        Price        Shares          Price
                                         ------         -----          ------        -----        ------          -----
Outstanding at
beginning of year                        20,953        $   86.96       20,953       $   86.96      15,397       $   115.10
Granted                                 699,000             3.00         --           --            5,556             9.00
Exercised                                  --            --              --           --             --            --
Forfeited and cancelled                  (8,453)          (42.79)        --           --             --            --
                                       --------        ---------     --------       --------     --------       ----------
Outstanding at end of year              711,500        $    4.09       20,953       $   86.96      20,953       $    86.96
                                       --------        ---------     --------       ---------    --------
Exercisable at end of year              711,500        $    4.09       20,953       $   86.96      20,953       $    86.96
                                       --------        ---------     --------       ---------    --------       ----------
Weighted average fair value
of warrants granted during year                              N/A                          N/A                   $     6.10
                                                       =========                    =========                   ==========

The following table summarizes the warrants outstanding for the Company's common stock as of December 31, 2003:

                                                Original
                                 Exercise       Issuance        Remaining
    Warrants        Units         Price          Value        Contractual Life
    --------        -----         -----          -----        ----------------

        G           6,944       $112.28          780,000           .75 years
        H           5,556         $6.10           34,000          3.00 years
        A         349,500         $2.00              --           1.66 years
        B         349,500         $4.00              --           1.66 years
                  -------                       --------
                  711,500                       $814,000
                  -------                       ========

SHARE REPURCHASE PLAN

On October 12, 2000, the Board of Directors of Navidec authorized the repurchase of up to 55,556 shares of the Company's common stock. As of December 31, 2001, the Company had purchased approximately 7,000 shares at an average price of $68.40 and retired them in accordance with Colorado State Law.

STOCK OPTION PLAN

The Company has adopted a Stock Option Plan (the "Plan") under which the Company is authorized to grant incentive and non-qualified stock options to acquire up to 111,111 shares of the Company's common stock to employees and directors of the Company. Under the Plan, the exercise price per share of a incentive and non-qualified stock option must be equal to at least 100% and 50% respectively of the fair market value of the common stock on the date of grant. Options granted vest over various terms with a maximum vesting period of five years and expire after a maximum of 10 years.

On October 12, 2000, the shareholders of Navidec approved an amendment to increase from 111,111 to 166,667 the number of shares of common stock issuable under the Plan.

The Company intends to adopt a new Stock Option Plan in April 2004. A total of 160,000 options that are to be granted to the Board of Directors for their services in 2003 will be issued once the Plan is adopted.

In the third quarter of 2001, the Company canceled approximately 74,000 unexercised and outstanding options and granted 49,000 replacement options with a strike price of $0.00. The new options vest over three years and expire 10 years from the date of grant. The Company recorded deferred compensation of $883,000 on the date of grant for the difference between the strike price and the intrinsic value of the re-priced options. The deferred compensation charge will be amortized to stock expense over the vesting period of the new options. During 2001, 7,000 options were cancelled in conjunction with employee layoffs and the related deferred compensation previously recorded was reversed during 2001. In addition, options granted to executives that were terminated in the fourth quarter of 2003 received accelerated vesting and the remaining deferred compensation expense related to those executives' options was recognized as compensation expense. The weighted average remaining contractual life of these options is 6.60 years. The weighted average grant date fair value of these options was $18.00.

The following table summarizes activity for options issued in the money:

                                          2003                   2002
                                        Weighted               Weighted
                                         Average                Average
                                        Exercise               Exercise
                                  Shares        Price    Shares       Price
                                  ------        -----    ------       -----
Outstanding at
beginning of year                 35,000      $   0.00   42,000      $   0.00
Granted                           29,767      $   0.00     --         --
Exercised                        (46,674)     $   0.00   (3,000)     $   0.00
Forfeited and cancelled           (7,075)     $   0.00   (4,000)     $   0.00
                                 -------      --------  -------      --------
Outstanding at end of year        11,018      $   0.00   35,000      $   0.00
                                 -------      --------  -------      --------
Exercisable at end of year        10,771      $   0.00   27,000      $   0.00
                                 -------      --------  -------      --------

The status of stock options outstanding and exercisable under the Plan as of December 31, 2003 is as follows:

                Stock Options Outstanding        Stock Options Exercisable
                -------------------------        -------------------------
                                     Weighted
                        Weighted       Average                 Weighted
                        Average      Remaining                  Average
          Number of     Exercise    Contractual   Number of     Exercise
           Shares        Price     Life (Years)    Shares         Price

           11,018       $  0.00       3.00        10,771       $     0.00
           14,583       $  5.66       3.00         8,947       $     5.66
           ------                                 ------
           25,601                                 19,718
           ======                                 ======

The following table summarizes activity for options issued at the money and outside the plan:

                                            2003                        2002                            2001
                                          Weighted                    Weighted                        Weighted
                                          Average                     Average                         Average
                                          Exercise                    Exercise                        Exercise
                                   Shares          Price       Shares           Price          Shares            Price
                                   ------          -----       ------           -----          ------            -----
Outstanding at
beginning of year                  264,583        $   2.01       5,278        $  129.06       110,889        $   113.04
Granted                                  0            0.00     264,583        $    2.01          --             --
Exercised                               (0)           0.00        --            --               --             --
Forfeited and cancelled                 (0)           0.00      (5,278)       $  129.06      (105,611)       $   135.18
                                  --------        --------    --------        ---------      --------        ----------

Outstanding at end of year         264,583        $   2.01     264,583        $    2.01         5,278        $   125.46
                                  ========        ========    ========        ==========     ========        ----------
Exercisable at end of year         258,947        $   2.01        --                            5,000        $   129.06
                                  ========        ========    --------                       ========        ----------
Weighted average fair value
of options granted during year                    $   0.00                    $    1.75                      $    N/A
                                                  ========                    =========                      ==========

NOTE 11 - BUSINESS SEGMENT INFORMATION

Navidec has organized its operations around three separate business segments at the end of 2003 Financial Services, Mortgage Services and Technology. In years prior to 2002 the company also had business segments for: eSolutions, Product
Distribution, and DriveOff.com (formerly, "Automotive").

Financial Services focuses its' efforts on providing consulting, personnel, and services to emerging growth micro and small capitalization companies to help them effectively structure transactions to attract public and private capital.
NFS also provides financial public relations services.

Mortgage Services is focused on providing end to end mortgage services from back office processing to mortgage banking services.

In 2003, Technology provided custom solutions, including the architecture, design, development and integration of high-tech solutions, utilizing Web technology.

Prior to 2002, Product Distribution provided for the resale and configuration of third party software and hardware components, graphical printers and supplies.




Segment operations are measured consistent with the accounting policies used in these consolidated financial statements. The following provides information on Navidec's segments:

                                                    Year Ended December 31, 2003
                                                           (in thousands)

                            Technology        Financial    Mortgage(f)Services      Corporate           Total
                            ----------        ---------    -------------------      ---------           -----
Revenues from external
     customers                $   776         $     5         $   196               $  --              $   977

Gross profit                  $   562         $  --           $  --                 $  --              $   562

Loss from operations          $  (196)        $  (116)        $   148               $(4,344)(a)        $(4,508)

Identifiable assets           $   273         $    70         $    77               $    734(b)        $ 1,154


                                       Year Ended December 31, 2002
                                           (in thousands) (f)

                             Technology       Financial (e)        Corporate               Total
                             ----------       -------------        ---------               -----
Revenues from external
     customers                 $ 5,120         $  --               $  --                  $ 5,120

Gross profit                   $ 2,274         $  --               $  --                    2,274

Loss from operations           $  (872)        $   (15)            $(2,018)(a)            $(2,905)

Identifiable assets            $ 1,717         $    35             $ 1,724 (b)            $ 3,476


                                     Year Ended December 31, 2001
                                       (in thousands) (d)(f)

                                               Product
                              Technology (g)  Distribution       Corporate          Total
                              --------------  ------------       ---------          -----
Revenues from external
     Customers                 $ 22,127        $    460        $   --             $ 22,587

Gross profit                   $  9,412        $     28        $   --                9,440

Loss from operations           $ (9,366)       $   (182)       $ (9,372)(a)       $(18,920)

Identifiable assets            $  2,453        $    -- (c)     $  8,159 (b)       $ 10,612


(a) Corporate loss from operations represents restructuring charges, losses on impairment of assets and restructured receivables, non-cash stock expense and depreciation.

(b) Corporate assets are those that are not directly identifiable to a particular segment and can include cash and cash equivalents, investment in debt securities, restricted cash, property and equipment, pre-paids and other assets, and investments.

(c) All assets associated with Product Distribution were sold or written off in 2001.

(d) Due to Product Distribution being sold or written off in 2001 there was no activity in 2002.

(e) Navidec Financial Services was formed in 2002, as such there is no activity prior to 2002.

(f) Mortgage Services began operations in October of 2003. As such there is no activity prior to 2003.

(g) Formerly eSolutions


NOTE 12 - NOTES RECEIVABLE IN DEFAULT

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

NOTE 13 - INVESTMENTS

Car Point, Inc.

In March 2001, Navidec concluded there had been other than a temporary impairment in its CarPoint investment and wrote-down its shares to their estimated fair value of $0.63 per share. This write-down resulted in a charge of approximately $43.5 million in the quarter ended March 31, 2001.

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

Marketable Securities

In 2001, Navidec sold BEA Systems, Inc. ("BEA") stock with a basis of $673,000 for $881,000, realizing a gain of $208,000. In 2002 the Company sold approximately 1,100 remaining shares of BEA with a basis of $29,000 for $12,000 and realized a loss of approximately $17,000. During 2003, the Company bought and sold a variety of marketable securities with a basis of $200,000 resulting in a gain of $56,000 being included in other income.

In October of 2003 the Company made a $200,000 investment in the Kirby Enterprise Fund (the Fund), which is a limited liability company organized to invest in the equities security markets.

NOTE 14 - RESTRUCTURING AND OTHER RELATED CHARGES

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

The Company paid $3,504,000 and accrued $446,000 for employees terminated during 2001. The remaining restructuring charge of $50,000 consists primarily of costs associated with the Company's termination of its lease for software, which is no longer needed.

During 2001, the Company took an impairment charge of $182,000 to write-down leased workstations to their estimated fair value of $75,000. Fair value was determined based upon current negotiations to sell the workstations. An impairment of $1,057,000 was recorded for leasehold abandonment in connection with the termination of a portion of the Company's office lease and other assets were written down $75,000 to their net realizable value.

The following table summarizes restructuring and other related charges recorded during the last three years, including the remaining accrual balance at December 31, 2003 (in thousands):
                                             Asset     Remaining
                               Expensed   Write-Downs   Payments   Balance
                               --------   -----------   --------   -------

Severance & benefits            $3,950        --        $3,950      $ --
Contract exit costs                492        --           442          50
                                ------      ------      ------      ------
Total restructuring             $4,442        --        $4,392      $   50
Total impairments               $1,314      $1,314        --          --

NOTE 15 - REDUCTION OF DEBT

In May 2001, the Company came to an agreement with an unsecured creditor to settle its note payable with a carrying amount of $793,000 for $250,000 and monthly payments through December 2001 of $13,333. The settlement resulted in an extraordinary gain of $450,000.

NOTE 16 - QUARTERLY RESULTS (Unaudited)

2003
                                     Q1                 Q2              Q3               Q4(d)            TOTAL
                                   ------             -----           ------             -----            -----
      NET SALES                    $  298             $  33           $  194             $ 452            $ 977

      GROSS MARGIN                    150                15               86               311              562

      NET INCOME (LOSS)            (1,022)             (850)            (514)           (1,725)          (4,111)

      EPS - BASIC                   (1.54)            (1.12)            (.31)             (.31)           (3.28)

      DILUTED                       (1.54)            (1.12)            (.31)             (.88)           (3.28)


2002
                                    Q1                Q2                Q3              Q4 (c)            TOTAL
                                 --------          --------           ------            ------          --------
      NET SALES                  $  2,394          $  1,400           $  756            $  570          $ 5,120

      GROSS MARGIN                    939               564              439               332            2,274

      NET LOSS                       (582)             (770)            (656)           (1,187)          (3,195)

      EPS - BASIC                    (.90)            (1.26)           (1.08)            (1.82)           (4.92)

      DILUTED                        (.90)            (1.26)           (1.08)            (1.82)           (4.92)




2001
                                    Q1                Q2               Q3                Q4              TOTAL
                                 --------          --------         --------          --------         --------
       NET SALES                 $  8,608          $  4,543         $  5,579          $  3,857         $ 22,587

      GROSS MARGIN                  3,644             2,231            2,841               724            9,440

      NET LOSS BEFORE
      EXTRAORDINARY
      ITEM                        (39,892)           (7,934)          (4,510)           (3,510)         (55,846)

      NET LOSS                    (39,892) (a)       (7,484) (b)      (4,510) (b)       (3,510) (b)     (55,396)

      EPS - BASIC                  (61.74)           (11.52)           (7.02)            (5.40)          (85.68)

      DILUTED                      (61.74)           (11.52)           (7.02)            (5.40)          (85.68)


(a) During the first quarter of 2001, the Company wrote down its investment in CarPoint by $43.5 million.

(b) In the second, third and fourth quarters of 2001 Navidec reduced its operating expenses through headcount reductions.

(c) During the fourth quarter of 2002, the Company wrote down its inventory by $64,000 and increased its reserve for doubtful accounts by $158,000.

(d) During the fourth quarter of 2003, the Company wrote down its inventory by $288,000 and recorded a loss on disposal of fixed assets of $530,000.

NOTE 18 - ACQUISITION OF NORTHSIGHT MORTGAGE GROUP, LLC

On September 11, 2003, the Company entered into a Securities Exchange Agreement with Northsight Mortgage Group, LLC ("Northsight") and its sole member that provides for the transfer of 80% of the issued and outstanding membership units of Northsight to the Company in exchange for the issuance of up to 256,000 shares of the Company's no par value common stock valued at $320,000 based on the shares publicly traded price on September 30, 2003. The remaining 20% interest in Northsight has been recorded a minority interest in the consolidated financial statements. Northsight is a Scottsdale, Arizona based mortgage broker engaged in the business of marketing, arranging and selling of consumer home mortgages. This purchase is part of the Company's plan to acquire non-technology companies that have a positive cash flow, strong management and growth potential. At the closing on September 30, 2003, 42,667 shares were issued to the sole member of Northsight and the balance of 213,333 shares were placed in escrow. Of these shares, 85,334 shares will be released in equal amounts on each of the next three anniversary dates of the closing of the transaction. Pending the completion of an audit of operations of Northsight for the year ending December 31, 2003, up to remaining 128,000 shares are to released. For each $100 of earnings before interest, taxes, depreciation and amortization expense ("EBITDA") in excess of $100,000 of EBITDA, 128 additional shares of Navidec will be released from escrow. The EBITDA for the year was $158,950. As a result an additional 75,456 shares are being released from escrow as the final payment.

These shares are valued at $1.15 (the closing stock price on December 31, 2003) resulting in a total increase to the purchase price of $86,775 and a total purchase price of $246,775. Prior to this transaction, there was no relationship between the Company or any of the its officers and directors and Northsight or its sole member.

The following is the condensed balance sheet of Northsight as of the acquisition date:


ASSETS

Cash                                         $ 26,000

Accounts receivable                               240

Prepaid expenses                               10,406

Fixed assets, net                              40,315

Intangible asset                              103,070

Deposits                                        3,793
                                             --------

                                             $183,824
                                             ========

LIABILITES AND MEMBER'S EQUITY

Accounts payable                             $  9,593

Member's equity                               174,231
                                             --------

                                             $183,824
                                             ========


The following information is presented on a pro forma basis for the year ended December 31, 2003. (in thousands, except for per share amounts)


                                        2003
                     ---------------------------------------
                     Navidec *    Northsight**         Total
                     ---------    ------------         -----

Revenue             $     781      $1,303            $  2,084

Net (loss) income
                    $ (4,105)      $   148           $ (3,957)

Earnings per share
                    $  (3.28)      $   .12           $  (3.16)


* Does not include Northsight operations.
** Represents 100% of Northsight operations for 2003.


NOTE 19  - NASDAQ DELISTING

On August 18, 2003, the Company received notice from NASDAQ SmallCap Market that the Company was not in compliance in accordance with Marketplace Rule 4310(c)(13) which requires that the company have a minimum $2,500,000 in stockholders' equity. As a result, Navidec began trading on OTC Bulletin Board under the symbol NVDC at the open of business on Wednesday, August 20, 2003.

NOTE 20 - SUBSEQUENT EVENTS

The Company was advised in a letter dated February 24, 2004 that the Securities and Exchange Commission (the "Commission") is conducting an informal inquiry into the restatement of the Company's financial statements for the periods ending March 31, 2003 and June 30, 2003. The Commission made an informal request that the Company voluntarily produce certain documents. The Company has provided the requested documents to the Commission.

As a result of declining revenues and an inability to realize a profit from Navidec Technology business operations, Navidec may discontinue Technology operations in the second quarter of 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 1, 2002, NAVIDEC, Inc. (the "Company") engaged Hein & Associates LLP to replace Arthur Andersen LLP as the Company's independent accountant to audit the Company's financial statements for the year ended December 31, 2002. Arthur Andersen LLP was dismissed as the Company's independent accountant on the same date. The Audit Committee of the Company's Board of Directors approved the change in the Company's independent accountant.

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

ITEM 9(a). CONTROLS AND PROCEDURES

During August 2003, the Company terminated the employment of its former Chief Financial and Accounting Officer and commenced a search for his replacement. During October 2003, the Company hired an interim financial and accounting officer who immediately commenced procedures to assist in closing the books for the third quarter ended September 30, 2003 and preparing the Company's financial statements for filing with our quarterly report on Form 10-Q with the Securities and Exchange Commission. In the process of closing the books for the third quarter and preparing our financial statements for the three and nine months ended September 30, 2003, the interim accounting officer discovered some facts which led her to conclude that certain accounting errors had been made which impacted reported historical financial results for the interim periods ended March 31 and June 30, 2003. The errors initially identified were related to certain liabilities that were not properly recorded primarily due to the timing of recording liabilities and the recognition of gain from restructuring of certain of the liabilities involved, the overstatement of certain prepaid assets, and the recording of certain revenues which the interim accounting officer could not reconcile with the information available.

These issues were immediately discussed with our management who promptly notified the Audit Committee and our independent auditors of the errors identified and initiated a comprehensive review of the accounting records to determine the extent and magnitude of the accounting errors. Subsequent review identified the additional error of the failure to recognize contributed services by officers who had waived salaries during certain periods. Once these errors had been identified and corrected, our accounting staff generated the financial statements for the third quarter ended September 30, 2003 and restated financial statements for the periods ended March 31 and June 30, 2003 which are included in financial statement footnote 2 of the Company's 10Q for the periods ended September 30, 2003.

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

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

John McKowen, who serves as the Company's Chief Executive Officer and President, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2003 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following table shows the name, age and position of each officer and director of Navidec.

         Name                 Age         Position
         ----                 ---         --------

     J. Ralph Armijo          53           Chairman of the Board and Director
     John R. McKowen          54           President, Chief Executive Officer
                                             and Director
     Louis F. Coppage         67           Director

Our officers are elected by the board of directors at the first meeting after each annual meeting of our shareholders and hold office until their successors are duly elected and qualified under our bylaws.

J. RALPH ARMIJO served as President, Chief Executive Officer and as a director since our inception in 1993 through July 2003. Mr. Armiljo currently serves as Chairman of the Board ,a director and as President of Swiftsure, Inc.. From June 1999 until October 2000, Mr. Armijo served as the Chairman of the Board of DriveOff.com, Inc. From 1981 to 1993, Mr. Armijo was employed by Tektronix, Inc., a communications company that also produces testing and measuring equipment, most recently as its Western Regional Manager. From 1976 to 1981, Mr. Armijo was employed by IBM Corporation, where he sold computerized accounting and financial applications to small and medium-sized businesses. Mr. Armijo received his B.A. from Colorado College and his M.B.A. from the University of California, Los Angeles.

JOHN R. MCKOWEN has served as our President and Chief Executive Officer since August of 2003 and as a Director since December 2002. He was the President of Navidec Financial Services from November 2002 through July 2003. Mr. McKowen was hired by the Company as a financial consultant in 1996 and was instrumental in the private, public, and secondary financing of the Company. He served as a financial consultant to the Company until March 2002. Mr. McKowen began his career in the financial services industry by joining Merrill Lynch in 1978. In 1980 he joined Dean Witter Reynolds. In 1984 Mr. McKowen began working as an independent consultant and has worked in that capacity for the last eighteen years. Mr. McKowen received a B.A. in economics from Metropolitan State College.

LOUIS F. COPPAGE became a director of the Company in December of 2002. Mr. Coppage is an Investment Banking Consultant and Merger and Acquisition Specialist for emerging public companies. He has over twenty years of executive and managerial experience with both domestic and international operations involving finance and business development for both private and public corporations. Since 1986, he has served as a financial consultant for numerous clients with an emphasis on the capital formation process for corporate clients including Sybersay Communications of Walnut Creek, California, Universal Management Inc. of Denver, Colorado, Alliance Medical Corporation of Phoenix, Arizona, Citadel Environmental Group of Denver, Colorado, SAN Holding, Inc. of Castle Rock, Colorado, and TangibleData Inc. of Boulder, Colorado.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than ten percent (10%) of the Company's common stock must report their initial ownership of the common stock and changes in that ownership to the SEC. The SEC has designated specific due dates for those reports and the Company must identify in this report those persons who did not file these reports when due. Based solely on the Company's review of copies of the reports filed with the SEC in the most recent fiscal year and written representations of its directors and executive officers. Navidec believes that its current officers and directors are in compliance with Section 16(a).

Code of Ethics

Due to restructuring of the Company and a change in management, the Company is in the process of formulating, completing, and adopting a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or other such persons that perform similar functions on behalf of the Company.

ITEM 11. EXECUTIVE COMPENSATION

                           Summary Compensation Table

The following table sets forth the annual compensation paid to Navidec's Chief Executive Officer and other executive officers of Navidec, for the last three fiscal years.

                                         Annual Compensation                     Long Term Compensation
                       -------------------------------------------------  ------------------------------------
                                                                                   Awards              Payouts
                                                                          --------------------------   -------
                                                                          Restricted     Securities
Name and                                                     Other annual    stock        Underlying    LTIP        All other
Principal                           Salary          Bonus   compensation   award(s)     Options/SAR's  payouts    compensation
Position               Year           ($)            ($)         ($)         ($)            ($)          ($)           ($)
------------------------------------------------------------------------------------------------------------------------------

John McKowen           2003         66,447           --          --           --             --           --            --
CEO, President (1)     2002          5,000           --          --        250,000(3)        --           --            --
                       2001           --             --          --           --             --           --            --

Ralph                  2003         42,395           --          --           --             --           --            --
Armijo                 2002        170,000           --          --           --             --           --            --
CEO (2)                2001        207,000           --          --         11,000           --           --            --

 (1) Mr. McKowen was President of Navidec Financial Services from November 2002 through July 31, 2003 when he became President and CEO of Navidec, Inc.

(2) Mr. Armijo served as President and CEO of Navidec, Inc. from inception through July 31, 2003 when he became President of Swiftsure, Inc.

(3) The number indicated represents the number of shares of common stock underlying stock options granted to Mr. McKowen during 2002.

(4) The number indicated represents the number of shares of common stock underlying stock options granted to Mr. Armijo during 2001.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Navidec has issued no individual grants of stock options or stock appreciation rights to Navidec's Chief Executive Officer or other executive officers during 2003.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table sets forth information concerning each exercise of stock options during the year ended December 31, 2003 by Navidec's Chief Executive Officer and the other named executive officers, and the fiscal year-end value of unexercised options held by him.

-----------------------------------------------------------------------------------------------------------
                                                                 Number of securities      Value of
                                                                    underlying           unexercised
                    Shares acquired                                 unexercised          in-the-money
                        on                                        options/SARs at      options/SARs at
   Name             exercise (#)       Value Realized ($)        fiscal year end (#)  fiscal year end ($)
-----------------------------------------------------------------------------------------------------------
                                                                   Exercisable/            Exercisable/
                                                                   unexercisable         unexercisable (1)
-----------------------------------------------------------------------------------------------------------
Ralph Armijo            -                   -                         10,735/228 (2)      $ 12,345/$ 262

John McKowen            -                   -                           250,000/0               $ 0/$ 0
 -----------------------------------------------------------------------------------------------------------


(1) The value indicated was calculated by determining the difference between the fair market value of Navidec's common stock underlying the stock options on December 31, 2003 and the exercise price of those options.

(2) Number reported in 2002 Form 10K was incorrect as it did not fully reflect the effect of the reverse split of the Company's outstanding securities that occurred on December 15, 2002.

DIRECTOR COMPENSATION

In 2003, Navidec's non-employee directors received $1,000 per Board meeting attended in person and $500 for those attended by telephone. Members of the Compensation Committee and Audit Committee receive $500 per meeting attended in person and $250 for those attended by telephone. The Chairperson for the Audit Committee will receive $1,000 per meeting attended in person and $500 for those attended by telephone. Members of the Board of Directors will also receive options to purchase 10,000 shares of common stock for their service on the Board, 5,000 options for chairing the Compensation Committee, 2,500 options for sitting on the Compensation Committee, 10,000 options for chairing the Audit Committee, and 5,000 options for sitting on the Audit Committee. In addition, one outside director was granted 100,000 options to purchase common stock for a three-year commitment to serving on the board. These options will be issued when Navidec adopts a new Stock Option Plan in April 2004.


EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN- CONTROL ARRANGEMENTS

Navidec, Inc. entered an Employment Agreement with John McKowen, its President and CEO ("CEO"), effective September 1, 2003. The term of that agreement is for two years and renews automatically for successive additional one-year periods provided that neither the CEO nor Navidec provide the other with notice of their intent not to renew the agreement at least thirty (30) days before the anniversary date of the agreement. The CEO's current annual salary under the agreement is $90,000 and his salary is to be reviewed not less than monthly. The agreement also provides that the CEO may be paid an annual bonus at the discretion of the Board of Directors of the Company. In the event that CEO's employment were to be terminated without "Cause" by Navidec, as defined in the agreement, then Navidec must pay the CEO severance payments (the "Severance Payments"). The Severance Payments will be an amount equal to six months of the CEO's highest base salary in effect during the prior twelve months (either in a lump sum or in monthly increments depending on the Company's financial status), plus a pro rata amount of any annual bonus paid for the most recently completed fiscal year. In addition, upon termination of the CEO, the Company will provide the continuation of all of Benefits that the CEO is entitled to under Company plans, as defined in the agreement, for one year and the immediate vesting of all of the CEO's non-vested options for shares of Navidec's capital stock. If the CEO's employment were terminated without Cause, including termination due to a change in control, the CEO would receive $90,000. In February 2004, the Board approved a temporary reduction in Mr. McKowen's salary to $5,000 per month until the Company was doing better financially. They also agreed to reimburse Mr. McKowen up to $500 for an auto lease and auto insurance and pay the full amount for his health insurance coverage.

The CEO will also receive a finder's fee for merger and acquisition transactions he introduces that are completed by the Company and is entitled to five percent of net profits received by the Company from acquisitions and consulting agreements he arranges.

In January 2003 we agreed to issue an option to purchase up to 16 million shares of the no par value common stock of Navidec Capital, Inc. to Interactive Capital, Inc. for a period of five years. In December 2003, the Board of Directors of Navidec voted to exchange 600,000 options to purchase Navidec common stock for all of the outstanding rights (approximately 25,000,000) to purchase common stock of Navidec Financial Services, Inc. The exercise price of these options is $1.30 and they are exercisable for 5 years. These options are to be issued once Navidec has adopted a new stock option plan. These transactions were not negotiated at arms' length as John R. McKowen controls Interactive Capital and is a control person of Navidec as he serves as President and CEO and director of the Company. Notwithstanding this, the Board of Directors determined that the proposal was fair to all of the participants including our shareholders.

Navidec entered into an Employment Agreement with Mr. Armijo effective September 1, 2003 to serve as President of Navidec Technology, Inc. The term of that agreement is for two years and it renews automatically for successive additional one-year periods provided that neither Mr. Armijo nor Navidec provide the other with notice of their intent not to renew the agreement at least thirty days (30) before the anniversary date of the agreement. Mr. Armijo's current annual salary under the agreement is $0. This salary may be adjusted from time to time at the discretion of Navidec's President but not less than monthly. The agreement also provides that Mr. Armijo may be paid an annual bonus at the discretion of the Board of Directors of the Company. Mr. Armijo will also receive a finder's fee for merger and acquisition transactions he introduces that are completed by the Company and he is also entitled to five percent of net profits received by the Company from acquisitions and consulting agreements he arranges. In the event that Mr. Armijo's employment were to be terminated without "Cause" by Navidec, as defined in the agreement, then Navidec must pay Mr. Armijo severance payments (the "Severance Payments"). The Severance Payments will be equal to six months salary at the highest base salary in effect during the twelve months (either in a lump sum or in six monthly increments depending on the Company's financial status), plus a pro rata amount of any annual bonus paid for the most recently completed fiscal year prior to termination, plus the continuation of all of "Benefits" that Mr. Armijo is entitled to under Company plans, as defined in the agreement, for one year and the immediate vesting of all of Mr. Armijo's non-vested options for shares of Navidec's capital stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Patrick Mawhinney, our former Chief Financial Officer, served as a member of Navidec's Compensation Committee for the fiscal year ended 2002 and during his employment in 2003.

The Board of Directors in its entirety acts as the Compensation Committee for the Company. As such the Board of Directors conducted arm's length negotiations with John McKowen prior to their offering and his acceptance of employment as President of the Company.

AUDIT COMMITTEE

Lou Coppage, who serves as an Independent Director of the Company, also serves as Chairman of the Audit Committee and acts as its financial expert.

COMPARATIVE STOCK PERFORMANCE

The following graph compares the cumulative total stockholder return on the Company's Common Stock from February 12, 1997 (the date the Company's Common Stock was first traded in a public market) through December 31, 2003 with the cumulative total return on the NASDAQ Composite Index and the S&P 600 Small Cap Index. The comparison assumes the investment of $100 on February 12, 1997 in the Company's Common Stock and in each of the indices and, in each case, assumes reinvestment of old dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecase, future performance of the Company's Common Stock.

                               (Graphic Omitted)

                      2/28/1997    12/31/1997    12/31/1998    12/31/1999    12/31/2000    12/31/2001    12/31/2002    12/31/2003
                      ---------    ----------    ----------    ----------    ----------    ----------    ----------    ----------

Navidec                  100          73.86        92.05         218.18         44.33          7.27         41.08        20.90
Nasdaq Composite         100         121.09       169.07         313.78        190.50        150.39       102.98        154.48
S&P 600 Small Cap        100         125.26       122.63         136.76        151.83        160.53       135.95        186.97

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2004, concerning the beneficial ownership of Navidec's common stock by each person who beneficially owns more than five percent of the common stock; by each of Navidec's executive officers and directors; and by all executive officers and directors as a group.

                                        Number of
                                        Shares of
   Name and Address of                 Common Stock              Percent of
   Beneficial Owner(1)             Beneficially Owned       Beneficial Ownership
   -------------------             --------------------     --------------------
   Ralph Armijo                          70,179 (2)                 2.9%
   Lou Coppage                          100,000 (2)                 4.0%
   John McKowen                         248,362 (2)                 9.5%
   All directors and
     executive officers as
     a Group (Three Persons)            418,541                    15.4%
   Charles Kirby                        398,139 (3)(4)             15.3%
   Jeffrey Ploen                        272,758 (5)                10.5%

Rule 13d-3 under the Securities Exchange Act of 1934, provides the determination of beneficial owners of securities. That rule includes as beneficial owners of securities, any person who directly or indirectly has, or shares, voting power and/or investment power with respect to such securities. Rule 13d-3 also includes as a beneficial owner of a security any person who has the right to acquire beneficial ownership of such security within sixty days through means, including, the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person. Included in this table are only those derivative securities that have exercise prices which it is reasonable to believe could be "in the money" within the next sixty days.

(1) Except as indicated herein, the business address for each person is 6399 S. Fiddler's Green Circle, Suite 300, Greenwood Village, CO 80111.

(2) The number of shares indicated includes shares of common stock underlying options that are currently exercisable, as of December 31, 2003 which are held by the following persons in the amounts indicated: Mr. Armijo (10,735); Mr. Coppage (100,000); and Mr. McKowen (200,000). Mr. Coppage's
     options have been earned and will be issued when the Company adopts a new Stock Option Plan in April 2004. Mr. McKowen's 200,000 options will be issued pursuant to the exchange of Navidec Financial Services options for options to purchase Navidec common stock when the Company adopts its new Stock Option Plan in April 2004.

(3) Includes 77,000 shares held by Kirby Enterprises Fund, LLC and 121,139 shares and held by Kearney Holdings, LLC. Mr. Kirby is a control person of both of these entities. Also includes 200,000 options that will be issued to Mr. Kirby pursuant to the exchange of Navidec Financial Services options for options to purchase Navidec common stock when the Company adopts its new Stock Option Plan in April 2004.

(4) The business address for Mr. Kirby is 9072 South Copeland Street, Littleton, CO 80126.

(5) Includes 200,000 options that will be issued to Mr. Ploen pursuant to the exchange of Navidec Financial Services options for options to purchase Navidec common stock when the Company adopts its new Stock Option Plan in April 2004. Also includes 22,758 shares that are held by J. Paul Consulting Corp, of which Mr. Ploen is a control person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On September 16, 2002, the Company entered into a Debenture Purchase Agreement with Interactive Capital, Inc. pursuant to which it and other qualified purchasers may purchase a minimum of $250,000 and a maximum of $5 million in aggregate principal amount of convertible debentures, whose primary shareholder is John McKowen a director, officer and shareholder of Navidec, Inc. On October 1, 2002 the Company took down $250,000 of debentures. These debentures were lead by Interactive Capital and placed with individuals, which included $85,000 with Mr. John McKowen, who is currently President, CEO and $40,000 with Mr. Ralph Armijo, formerly President and CEO and currently a Director and President of Swiftsure, Inc. On June 9, 2003 the all of the Holders converted and the Company issued 138,889 shares of Common Stock and 3,352 shares for accrued interest. In total Mr. McKowen and Mr. Armijo received 69,444 shares of common stock and 1,676 shares for accrued interest through the conversion of their debentures.

In January 2003, the Company agreed to issue an option to purchase up to 16 million shares of the no par value common stock of Navidec Capital, Inc. to Interactive Capital, Inc. for a period of five years, whose primary shareholder is John McKowen a director, officer and shareholder of the Company. In December 2003, the Board of Directors of Navidec voted to exchange 600,000 options to purchase Navidec common stock for all of the outstanding rights (approximately 25,000,000) to purchase common stock of Navidec Financial Services, Inc. The exercise price of these options is $1.30 and they are exercisable for five years. These options are to be issued once Navidec has adopted a new stock option plan.

In October of 2003, the Company made a $200,000 investment in the Kirby Enterprise Fund (the Fund) for which a control person is also a person of beneficial ownership in the Company. The Fund is a limited liability company organized to invest in the equities security markets. At December 31, 2003 the Company owned approximately 5% of the Fund.

Although the foregoing transactions were determined without arm's length negotiations and involved conflicts of interest between the interests of the related party and Navidec, Navidec believes that the transactions were entered into on terms no less favorable to Navidec than could have been obtained from independent third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-K's or services that are normally provided in connection with statutory and regulatory filings were $65,420 for fiscal year 2003 and $7,449 for fiscal year 2002.

TAX FEES

The aggregate fees billed by Hein & Associates LLP for professional services rendered for tax compliance, tax advice and tax planning were $5,405 for fiscal year 2003, and $0 for fiscal year 2002.

ALL OTHER FEES

In fiscal 2003, Hein & Associates LLP fees billed for other services were $3,055. In fiscal 2003, Hein & Associates LLP fees billed for other services were $0.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

(a)1. Index to Financial Statements Report of Independent Public Accountants Consolidated Balance Sheets as of December 31, 2001 and 2002 Consolidated Statements of Operations for the years ended December 31, 2000, 2001, and 2002 Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 2001, and 2002 Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001, and 2002 Notes to Consolidated Financial Statements

3.1    Second Amended and Restated Articles of Incorporation of Navidec, Inc.
       (1)

3.2    Amended and Restated Bylaws of ACI Systems, Inc.(2)

3.3    Articles of Merger and Agreement and Plan of Merger Between ACI Systems,
            Inc. and Interactive Planet, Inc.(2)

4.1    Form of Certificate for Common Stock of Navidec.(2)

10.1   Navidec's Stock Option Plan.(3)

10.2   Form of Confidentiality and Non-Disclosure Agreement between Navidec and its significant technical employees.(2)

10.3   Employment Agreement between Navidec and Ralph Armijo dated March 9,
            2000.(1)

10.6   Stock and Note Purchase Agreement dated as of July 23, 1999 by and between the Company and WFC Holdings Corporation.(4)

10.7   Form of Note of the Company payable to the order of WFC Holdings
            Corporation.(4)

10.8   Form of Registration Rights Agreement by and between the Company and WFC
            Holdings Corporation.(4)

10.9   John R. McKowen Employment Agreement. (6)

10.10  Interactive Capital Rights Agreement. (6)

10.11  Form of Class A Warrant to Purchase Common Stock.  (5)

10.12  Form of Class B Warrant to Purchase Common Stock.  (5)

31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. Filed herewith.

32.1   Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. Filed herewith.

(1) Incorporated by reference from the like numbered exhibit to Navidec's Annual Report on Form 10-K for the year ended December 31, 2000.

(2) Incorporated by reference from the like numbered exhibit to Navidec's Registration Statement on Form SB-2 declared effective February 10,1997 (SEC File Number 333-14497).

(3)  Incorporated by reference from Navidec's Preliminary 14/A filed May 13,
     1998.

(4)  Incorporated by reference from Navidec's Form 8-K filed July 29, 1999.


(5) Incorporated by reference from Navidec's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.


(6)  Incorporated by reference from Navidec's Form S-3/A filed on April 1, 2003.


(b)  Reports on Form 8-K

                  Report on Form 8-K filed December 17, 2003.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NAVIDEC, INC.


Dated: April 11, 2004            By: /s/ John McKowen
---------------------             -------------------
                                  John McKowen
                                  President,
                                  Chief Executive Officer,
                                  and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

 Dated: April 11, 2004           By: /s/ John McKowen
 ---------------------           --------------------
                                 John McKowen
                                 President, Chief Executive Officer and Director

 Dated: April 11, 2004           By: /s/ J. Ralph Armijo
 ---------------------           -----------------------
                                 J. Ralph Armijo
                                 Chairman and Director

 Dated: April 11, 2004           By: /s/ Louis F. Coppage
 ---------------------           ------------------------
                                 Louis F. Coppage
                                 Director