Form 10QSB
period 2004-03-31
NAVIDEC INC
filed 2004-05-17
CIK 1023734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2004.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ____________________


Commission file number 0-29098

                                  NAVIDEC, INC.
                                  -------------
             (Exact name of Registrant as specified in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 10, 2004, Registrant had 2,463,924 shares of common stock outstanding

Transitional Small Business Disclosure Format:  No

Explanatory Note:

The periodic reports filed by Navidec, Inc. with the SEC for previous fiscal periods through the year ended December 31, 2003, have been filed under the disclosure framework of SEC Regulations S-K and S-X. As of March 31, 2004, Navidec met all of the criteria for filing its reports for periods during the year ending December 31, 2004, under the disclosure framework of SEC Regulation S-B, which applies to small business issuers. Accordingly, beginning with this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, Navidec will file its periodic reports in accordance with Regulation S-B.


                                  NAVIDEC, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION
===============================

Item 1.  Financial Statements (Unaudited)

              Balance Sheets as of March 31, 2004 and December 31, 2003

              Statements of Operations For the Three months ended
                March 31, 2004 and 2003

              Statements of Cash Flows For the Three months ended
                March 31, 2004 and 2003

              Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures


PART II. OTHER INFORMATION
============================

Item 1.  Legal Proceedings

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 6.  Exhibits and Reports on Form 8-K


This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                  NAVIDEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                               March 31,  December 31,
                                                                 2004        2003
                                                               --------    --------
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                 $    210    $    302
     Marketable securities                                          141         110
     Related party investments                                      210         206
     Accounts receivable, net                                        37         107
     Prepaid expenses and other                                      56          66
                                                               --------    --------

       Total current assets                                         654         791

   PROPERTY, EQUIPMENT AND SOFTWARE, net                             42         169

   OTHER ASSETS:
     Notes receivable                                                51        --
     Other assets                                                     5           5
     Acquired intangible                                            189         189
                                                               --------    --------

TOTAL ASSETS                                                   $    941    $  1,154
                                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   CURRENT LIABILITIES:
     Accounts payable                                          $    371    $    478
     Accrued liabilities                                            302         343
     Current borrowings and capital leases                          333         281
                                                               --------    --------

               Total current liabilities                          1,006       1,102


   MINORITY INTEREST                                                 12          13

   STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, no par value, 20,000 shares authorized,
     Voting 2,404 and 2,189 shares outstanding, respectively     63,097      62,890
     Warrants for common stock                                      813         813
       Deferred compensation                                         (1)         (4)
     Accumulated deficit                                        (63,986)    (63,660)
                                                               --------    --------
           Total stockholders' equity (deficit)                     (65)         39
                                                               --------    --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $    941    $  1,154
                                                               ========    ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            3 Months Ended
                                                                March 31,
                                                          2004            2003
                                                        -------         -------

REVENUE                                                 $   250         $   298
COST OF REVENUE                                              27             148
                                                        -------         -------

GROSS PROFIT                                                223             150

OPERATING EXPENSES:
   Product development                                     --                29
   General and administrative                               491             576
   Sales and marketing                                     --                64
   Stock Expense                                              3              13
   Impairment, depreciation and amortization                127             533
                                                        -------         -------
     Total operating expenses                               621           1,215
                                                        -------         -------
 LOSS FROM OPERATIONS                                      (398)         (1,065)

OTHER INCOME (EXPENSE):
   Gain on sale of fixed assets                              18            --
   Gain on sale of investments                               16            --
   Unrealized gain on investments                            38            --
   Other income (expense)                                  --                43
                                                        -------         -------
     Total                                                   72              43
                                                        -------         -------

NET LOSS                                                $  (326)        $(1,022)
                                                        =======         =======

NET LOSS
Per Share basic and diluted                             $  (.16)        $ (1.54)
                                                        =======         =======

WEIGHTED AVERAGE
SHARES OUTSTANDING:
Basic                                                     2,102             662
                                                        =======         =======
Diluted                                                   2,102             662
                                                        =======         =======


The accompanying notes to consolidated financial statements are an integral part of these statements.



                                  NAVIDEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                   2004       2003
                                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $  (326)   $(1,022)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                                  127        533
       Non-cash stock expense                                          3         13
       Provision for bad debt                                          2       --
       Gain on sale of investments                                   (38)      --
       Gain on sale of fixed assets                                  (18)      --
     Changes in operating assets and liabilities:
       Accounts receivable                                            70        418
       Costs and estimated earnings in excess of billings           --          (11)
       Prepaid expenses and other assets                              10        (15)
       Accounts payable                                              (47)       135
       Accrued liabilities                                           (42)        51
       Notes receivable                                              (52)       --
       Deferred revenue                                             --         (108)
                                                                 -------    -------

   Net cash used in operating activities                            (311)        (6)
                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from the sale of property,
         equipment and software                                       18       --
                                                                 -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock                    207       --
       Payment on fees associated with rights offering              --          (84)
       Proceeds from notes payable                                  --          171
       Payments on notes payable and capital lease obligations        (6)      (136)
                                                                 -------    -------
   Net cash (used in) provided by financing activities               201        (49)
                                                                 -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (92)       (55)

CASH AND CASH EQUIVALENTS, beginning of period                       302        130
                                                                 -------    -------

CASH AND CASH EQUIVALENTS, end of period                         $   210    $    75
                                                                 =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
       Cash paid for interest                                    $  --      $    18


The accompanying notes to consolidated financial statements are an integral part of these statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT OPINION

The unaudited financial statements and related notes to the financial statements presented herein have been prepared by the management of Navidec, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements were prepared in accordance with the accounting policies used in the preparation of the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and should be read in conjunction with such financial statements and notes thereto. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the Form 10-K for the year ended December 31, 2003. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K.

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

Had compensation cost for the Plan been determiend based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                              For the Periods Ended
                                    March 31,
                     (in thousands, except per share data)

                                                     2004          2003
                                                     ----          ----

Net loss:                                         $     (326)   $  (1,022)

Add back:
Expense recognized under APB 25                         --            (72)
                                                  ----------    ---------
                                                        (326)      (1,094)
Net total stock based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effect            --           --
                                                  ----------    ---------
  Pro Forma net loss                              $     (326)   $  (1,094)
                                                  ==========    =========

Net loss per share, basic and diluted

Basic:  As Reported                               $    (0.16)   $   (1.54)
                                                  ==========    =========
Pro Forma                                         $    (0.16)   $   (1.65)
                                                  ==========    =========
Diluted: As Reported                              $    (0.16)   $   (1.54)
                                                  ==========    =========
Pro Forma                                         $    (0.16)   $   (1.65)
                                                  ==========    =========

NOTE 2 - LIQUIDITY

The Company's financial statements for the three months ended March 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of approximately, $326,000 for the three months ended March 31, 2004 and has a working capital deficit of approximately, $353,000 as of March 31, 2004.

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


NOTE 3 - SUBSIDIARIES

Navidec, Inc. ("Navidec" or "The Company") is organized into three divisions, Financial Services, Technology, and Mortgage Services. In October of 2002, Navidec formed a new wholly owned subsidiary Navidec Capital, Inc, which was renamed Navidec Financial Services, Inc. ("NFS") in August 2003. In August 2003, Navidec Technology Corporation was formed as a wholly owned subsidiary of Navidec, Inc. and in October 2003, changed its name to SwiftSure, Inc. On September 11, 2003, the Company entered into an agreement with Northsight Mortgage Group, LLC ("Northsight") and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Navidec for Navidec common stock.

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


NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income or loss and changes in equity from non-owner transactions. The Company's comprehensive loss for the three-month period ended March 31, 2004 was the same as the net loss for the period.


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company is not aware of any recently issued accounting pronouncements that would materially effect the Company in the future.

NOTE 6 - EQUITY TRANSACTIONS

On September 2, 2003, the Company began a private placement offering of up to 1,250,000 units at $1, each unit consisting of one common share, one "A" Warrant and one "B" Warrant. The "A" Warrant is exercisable at $2.00 until August 31, 2005. The Company has the right to call the "A" warrant if the trading price of Navidec common stock is above $2.00 for more than 10 consecutive trading days. The "B" Warrant is exercisable at $4.00 and expires on August 31, 2005. The Company has the right to call the warrant if the trading price of Navidec common stock is above $4.00 for more than 10 consecutive trading days. The Company closed the private placement on January 30, 2004. The Company sold a total of 564,500 units for gross proceeds of $564,000, of which $215,000 was sold in the first quarter of 2004.


NOTE 7 - NET INCOME (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded common stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share, as the effect of all such securities is anti-dilutive for all periods presented. Shares issuable under warrants and options were approximately 2,627,721 as of March 31, 2004.


NOTE 8 - SEGMENT REPORTING

The Company currently operates in three different segments: Technology, Financial Services, and Mortgage Services. Management has chosen to organize the Company around these segments based on differences in products and services.

Segment operations are measured consistent with the accounting policies used in these consolidated financial statements.

The following provides information on the Company's segments (unaudited):

                           For the Three Months Ended
                                 March 31, 2004
                                 (in thousands)

                                                  Mortgage
                         Technology   Financial   Services   Corporate    Total
                         ----------   ---------   --------   ---------    -----
Revenues from external
     customers             $  49        $  33      $ 168      $  --       $ 250

Loss from operations       $  (5)       $  48      $  (1)     $(368)(a)   $(326)

Identifiable assets        $  44        $ 381      $  61      $ 455 (b)   $ 941


                           For the Three Months Ended
                                 March 31, 2003
                                 (in thousands)

                                                 Mortgage
                        Technology   Financial   Services   Corporate    Total
                        ----------   ---------   --------   ---------    -----
Revenues from external
     customers           $   756       $  --      $   --     $  --      $   756

Loss from operations     $  (162)      $  --      $   --     $  (494)   $  (656)

Identifiable assets      $ 1,066       $  --      $   --     $ 3,623    $ 4,689

(a) Corporate loss from operations represents depreciation expense, restructuring charges, non-cash stock compensation expense and impairment of assets.

(b) Corporate assets are those that are not directly identifiable to a particular segment and include cash, prepaids, property and equipment, and intangibles and other assets.


NOTE 9  - SUBSEQUENT EVENTS

On April 26, 2004, Navidec issued a press release announcing that it had entered into a definitive merger agreement with Lider Group S.A. ("Lider") and Bond Energy Corporation ("Bond") that provides for the acquisition of Livermore Energy Corporation and BPZ Energy, Inc., which will become wholly-owned subsidiaries of Navidec, Inc. in a tax free stock exchange. Navidec will issue up to a maximum of 25.5 million shares of its common shares in exchange for all of the issued and outstanding shares of BPZ and Livermore. At closing, which is expected to occur on or about June 24, 2004, a total of 9,370,000 shares will be issued. The agreement provides that additional earn-out shares of up to 16,130,000 Navidec shares will be issued once the capital structure of Navidec has been changed to accommodate this issuance and if Livermore and BPZ attain certain other goals.

In the same press release, Navidec announced that it was shifting all of its businesses, assets and liabilities into its wholly-owned subsidiary, Navidec Financial Services, Inc., and that it planned on filing a Registration Statement with the Securities and Exchange Commission to permit the spin-off of the Navidec Financial Services, Inc. shares to the Navidec shareholders of record on a date immediately prior to the closing of the acquisition of Livermore and BPZ. The press release and the definitive merger agreement are attached as exhibits to this filing.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results from operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item eight of our Annual Report on Form 10-K, filed April 14, 2004, beginning on page F-8. Note that our preparation of this Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

All of our revenue for and the first three months of 2004 was from time and materials contracts for which revenue is recognized as the work is completed. Revenue recognition for time and materials contracts is not significantly impacted by judgments and estimates.

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


THREE-MONTH RESULTS OF OPERATIONS
                                                              Three Months
                                                             ended March 31,
                                                             (in thousands)
                                                          2004            2003
                                                        -------         -------
REVENUE:

     Financial Services                                 $    32         $  --
     Mortgage Services                                      168            --
     Technology                                              50             298
                                                        -------         -------
         Total revenue                                      250             298

COST OF REVENUE

     Financial Services                                     --             --
     Mortgage Services                                       16            --
     Technology                                              11             148
                                                        -------         -------
                                                             27             148

GROSS MARGIN                                                223             150

OPERATING EXPENSES:
     Product development                                   --                29
     General and administrative                             491             576
     Sales and marketing                                   --                64
     Non-cash stock expense                                   3              13
     Depreciation and amortization                          127             533
                                                        -------         -------
          Total operating expenses                          621           1,215
                                                        -------         -------

LOSS FROM OPERATIONS                                    $  (398)        $(1,065)
                                                        =======         =======

THREE-MONTH RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                             Three Months
                                                            ended March 31,
                                                            (in thousands)
                                                         2004            2003
                                                        ------         -------
REVENUE:

     Financial Services                                   12.8%        $   --
     Mortgage Services                                    67.2%            --
     Technology                                           20.0%          100.0%
                                                        ------         -------
         Total revenue                                   100.0%          100.0%

COST OF REVENUE                                           10.8%           49.7%
                                                        ------         -------

GROSS MARGIN                                              89.2%           50.3%

OPERATING EXPENSES:
     Product development                                   --              9.7%
     General and administrative                          196.8%          193.3%
     Sales and marketing                                   --             21.5%
     Non-cash stock expense                                1.2%            4.4%
     Depreciation and amortization                        50.8%          178.9%
                                                        ------         -------
          Total operating expenses                       248.8%          407.7%
                                                        ------         -------

LOSS FROM OPERATIONS                                    (159.6)%        (357.4)%
                                                        ======         =======

Three Months Ended March 31, 2004 and 2003

Revenue for the three months ended March 31, 2004 decreased approximately $48,000, or 16.1%, from 2003 revenues of $298,000 to $250,000 in 2004. The decrease was primarily a result of lower market demand for IT services and a refocus by the Company on the provision of Financial and Mortgage services. As a percentage of total revenue, Technology services decreased from 100% for the three months ended March 31, 2003 to 20% in 2004. Financial and Mortgage services accounted for 12.8% and 67.2% of revenue respectively for the three months ended March 31, 2004. The Company began offering Financial and Mortgage services in the last half of fiscal 2003.

Gross margin increased approximately $73,000 or 48.7% from a gross margin of $150,000 in 2003 to $223,000 in 2004. As a percentage of revenue, gross profit increased from 50.3% to 89.2 %. The increase in the gross margin as a percentage of revenue was as a result of the Company refocusing on the provision Financial and Mortgage services and the overall lower costs of revenue associated with provision of these services.

General and administrative expenses decreased approximately $84,000 or 14.6%, from general and administrative expenses of $576,000 in 2003 to $492,000 in 2004. As a percentage of revenue, general and administrative expenses decreased from 193.3% in 2003 to 196.8% in 2004. The decrease was achieved primarily as a result of the Company's significant efforts to decrease overhead costs and its' overall refocus on the provision of Financial and Mortgage services.

Product development costs decreased from expenses of $29,000 in 2003 to $0 in 2004. The decrease in product development cost is the result of discontinued focus on the areas that Navidec Technology pursues.

Sales and marketing expenses decreased by $64,000 in 2003 to $0 for 2004. The decrease is due to the discontinuation of sales and marketing activities related to the provision of Technology services.

Impairment, depreciation and amortization decreased approximately $406,000 or 76.2% from $553,000 in 2003 to $127,000 in 2003. In fiscal 2003 the Company recorded a loss of $530,000 due to impairments of fixed assets. Depreciation was down largely due this fact and also in part to more assets becoming fully depreciated.

As a result of the items discussed above and other income (expense) items in the statements of operations, we recorded a net loss of $1,022,000 and $326,000 for the three months ended March 31, 2003 and 2004 respectively. Our basic and diluted loss per share was $1.54 in 2003 versus basic and diluted loss per share of $0.16 in 2004.


LIQUIDITY AND CAPITAL RESOURCES

From our inception through March 31, 2004, we funded our operations primarily from the following sources:

- equity proceeds through public offerings and private placements of our securities;

- revenue generated from operations;

- loans from principal shareholders and employees;

- loans and lines of credit; and

- accounts receivable factoring arrangements made available by banks.

The Company's financial statements for the three months ended March 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a net loss of approximately, $326,000 for the three months ended March 31, 2004 and has a working capital deficit of approximately, $353,000 as of March 31, 2004.

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

As of March 31, 2004, we had cash and cash equivalents of $210,000, and a working capital deficit of approximately $353,000. This compares with cash and cash equivalents of $75,000 and a working capital deficit of $661,000 as of March 31, 2003.

Cash used by operating activities totaled approximately $265,000 for the three months ended March 31, 2004 compared with approximately $6,000 for the three months ended March 31, 2003. The cash used in operating activities is primarily the result of our operating loss less non-cash expenses for the period.

Cash provided by investing activities for the three months ended March 31, 2004 was $18,000 compared with cash provided by investing activities of $0 for the three months ended March 31, 2003. Cash provided by investing activities for the three months ended March 31, 2004 was provided by the sale of equipment.

Cash provided by financing activities was approximately $155,000 during the three months ended March 31, 2004 compared to cash used by financing activities of $49,000 for the three months ended March 31, 2003. The cash provided by financing activities the three months ended March 31, 2004 was primarily the proceeds from the sale of common stock and warrants, less payments on our notes and leases payable. Cash used in financing activities in the three months ended March 31, 2003 was primarily for payments on notes payable and fees associated with rights offerings.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Navidec is exposed to the impact of interest rate changes and change in the market values of its investments. Based on our market risk sensitive instruments outstanding as of March 31, 2004, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - - At March 31, 2004 Navidec's exposure to market rate risk for changes in interest rates relates primarily to its borrowings. Navidec has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

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


Item 3.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures

          Following the discovery of accounting errors in the financial statements for the periods ended March 31 and June 30, 2003, as described in the annual Report on Form 10-K for the year ended December 31, 2003 filed April 14, 2004, the Company initiated a number of improvements in its disclosure controls and procedures as well as its internal controls, including internal control over financial reporting. As a result of these improvements, no additional changes are required for the Company's disclosure controls and procedures.

          The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time period specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

          John McKowen who served as the Company's Chief Executive Officer, President and Chief Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) as of March 31, 2004 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this report was being prepared, and that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in internal controls.

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

In 1999 Navidec purchased a software system and one year of support services from Oracle Corporation (the "Vendor"). In the transaction, Navidec executed a payment plan agreement. The Vendor subsequently assigned the payment plan agreement to CIT Financial USA, Inc. (the "Finance Company"). On September 2, 2002 the Finance Company brought an action in Arapahoe County District Court, State of Colorado, under the payment plan agreement, alleging that Navidec has defaulted and owes $242,146 plus interest at 1.5 % from October 1, 2001, attorneys fees, costs and expenses under the payment plan agreement. As defenses, Navidec has asserted, among other claims, that it reached an agreement with the original vendor on January 28, 2002 whereby the Vendor agreed that if Navidec packaged all unused software and documentation and removed the unused software from its systems, the return of the software would end all of Navidec's rights to use the software and would end all payment obligations. In addition, Navidec has asserted that the Vendor breached its agreement to provide sales and customers to Navidec. Navidec has asserted counterclaims and third party claims against the Vendor for promissory estoppel and breach of contract. No formal discovery has occurred and trial is set for June 17, 2004. There is a risk that at trial judgment may enter against Navidec for some or all of amount sought by the Finance Company plus costs and reasonable attorneys' fees. For this reason, management is exploring the possibility of settlement in an attempt to avoid trial.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

On September 2, 2003, the Company began a private placement offering of up to 1,250,000 units at $1, each unit consisting of one common share, one "A" Warrant and one "B" Warrant. The "A" Warrant is exercisable at $2.00 until August 31, 2005. The Company has the right to call the "A" warrant if the trading price of Navidec common stock is above $2.00 for more than 10 consecutive trading days. The "B" Warrant is exercisable at $4.00 and expires on August 31, 2005. The Company has the right to call the warrant if the trading price of Navidec common stock is above $4.00 for more than 10 consecutive trading days. The Company closed the private placement on January 30, 2004. The Company sold a total of 564,500 units for gross proceeds of $564,000.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

           2.1 Press Release dated April 26, 2004. (1)

           2.2 Merger Agreement dated as of April 21, 2004, by and among the Company, Navidec Merger Corp. I, Navidec Merger Corp. II, Lider Group S.A., and Bond Energy Corporation (1)

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. Filed herewith.

          32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. Filed herewith

          (1) Incorporated by reference from the Form 8-K filed on April 27, 2004.

     (b)  Reports on Form 8-K

          On February 18, 2004 we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 5 that on January 30, 2004, the Company closed its private placement that began on September 2, 2003. The offering was for up to 1,200,000 units at $1 per unit, each unit consisting of one common share, one "A" Warrant and one "B" Warrant. The "A" Warrant is exercisable at $2.00 until August 31, 2005. The Company has the right to call the "A" warrant if the trading price of Navidec common stock is above $2.00 for more than 10 consecutive trading days. The "B" Warrant is exercisable at $4.00 and expires on August 31, 2005. The Company has the right to call the "B" warrant if the trading price of Navidec common stock is above $4.00 for more than 10 consecutive trading days. The Company sold 564,500 units and realized proceeds of $539,000, net of commissions.

          On April 27, 2004, we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 5 that we had entered into a definitive merger agreement with Lider Group S.A. ("Lider") and Bond Energy Corporation ("Bond") that provides for the acquisition of Livermore Energy Corporation and BPZ Energy, Inc., which will become wholly-owned subsidiaries of Navidec, Inc. in a tax free stock exchange (the "Merger"). Navidec will issue up to a maximum of 25.5 million shares of its common shares in exchange for all of the issued and outstanding shares of BPZ and Livermore. At closing, which is expected to occur on or about June 24, 2004, a total of 9,370,000 shares will be issued. The agreement provides that additional earn-out shares of up to 16,130,000 Navidec shares will be issued once the capital structure of Navidec has been changed to accommodate this issuance and if Livermore and BPZ attain certain other goals. In conjunction with the Merger, we will shift all of our businesses, assets and liabilities into our wholly-owned subsidiary, Navidec Financial Services, Inc., and file a Registration Statement with the Securities and Exchange commission to permit the spin-off of the Navidec Financial Services, Inc. shares to our shareholders of record on a date immediately prior to the closing of the Merger.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NAVIDEC, INC.

By /S/ John McKowen
-------------------
John McKowen
CEO, President and Principal Accounting Officer

Date:  May 14, 2004