Form 10QSB
period 2004-06-30
NAVIDEC INC
filed 2004-08-23
CIK 1023734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2004.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from                to
                                         ---------------    --------------


Commission file number 0-29098

                                  NAVIDEC, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          COLORADO                                               33-0502730
 ------------------------------                               -----------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)




   6399 S. Fiddler's Green Circle, Suite 300 Greenwood Village, Colorado 80111
                     --------------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number: 303-222-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----  -----
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 11, 2004, Registrant had 2,954,860 shares of common stock outstanding

Transitional Small Business Disclosure Format:  Yes     No  X
                                                   -----  -----

                                  NAVIDEC, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION
===============================

Item 1.  Financial Statements (Unaudited)

              Balance Sheets as of June 30, 2004 and December 31, 2003

              Statements of Operations For the Three and Six months ended June 30, 2004 and 2003

              Statements of Cash Flows For the Six months ended
              June 30, 2004 and 2003

              Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures


PART II. OTHER INFORMATION
============================

Item 1.  Legal Proceedings

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 6.  Exhibits and Reports on Form 8-K


This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                 Navidec, Inc.
                                         Consolidated Balance Sheets
                                  As of June 30, 2004 and December 31, 2003


                                                                                    ($ 000's)
                                                                          June 30,           December 31,
                                                                            2004                2003
                                                                          --------            --------
ASSETS
      CURRENT ASSETS:
          Cash and cash equivalents                                       $    262            $    302
          Marketable securities                                                 83                 110
          Related party investments                                           --                   206
          Accounts receivable, net                                              13                 107
          Prepaid expenses and other                                            31                  66
                                                                          --------            --------

                      Total current assets                                     389                 791


      PROPERTY, EQUIPMENT, AND SOFTWARE, net                                    31                 169

      OTHER ASSETS:
          Notes receivable                                                      53                --
          Other Assets                                                          46                   5
          Acquired intangible                                                  189                 189
                                                                          --------            --------

TOTAL ASSETS                                                              $    708            $  1,154
                                                                          ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
      CURRENT LIABILITIES:
          Accounts payable                                                $    373            $    478
          Accrued liabilities                                                  190                 343
          Current borrowings and capital leases                                253                 281
                                                                          --------            --------

                      Total current liabiliities                               816               1,102
                                                                          --------            --------

      MINORITY INTEREST                                                         20                  13


      STOCKHOLDERS' EQUITY(DEFICIT):
          Common stock, no par value, 20,000 shares authorized,
            voting 2,404 and 2,189 shares outstanding, respectively         63,097              62,890
          Warrants for common stock                                            813                 813
            Defered compensation                                                (1)                 (4)
          Accumulated deficit                                              (64,036)            (63,660)
                                                                          --------            --------

                      Total stockholders' equity(deficit)                     (128)                 39
                                                                          --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                       $    708            $  1,154
                                                                          ========            ========


              The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                            4



                                                    Navidec, Inc.
                                       Consolidated Statements of Operations
                        For the Three and Six Months Ended June 30, 2004 and June 30, 2003
                                                    (Unaudited)



                                                                                   ($ 000's)
                                                               Three Months                        Six Months
                                                               Ended June 30                     Ended June 30
                                                           2004            2003              2004             2003
                                                           ----            ----              ----             ----

REVENUE                                                  $   260          $    33          $   510          $   331
COST OF REVENUE                                               23               18               50              166
                                                         -------          -------          -------          -------

GROSS PROFIT                                             $   237          $    15          $   460          $   165

OPERATING EXPENSES:
      Product development                                   --                  6             --                 35
      General and administrative                             645              205            1,136              781
      Sales and marketing                                   --                 71             --                135
      Stock expense                                         --                 28                3               41
      Impairment, depreciation and amortization               11              547              138            1,080
                                                         -------          -------          -------          -------

          Total operating expenses                           656              857            1,277            2,072
                                                         -------          -------          -------          -------

LOSS FROM OPERATIONS                                        (419)            (842)            (817)          (1,907)


OTHER INCOME(EXPENSE):
      Gain on sale of fixed assets                          --               --                 18             --
      Gain on sale of investments                            366             --                382             --
      Unrealized gain(loss) on investments                   (30)            --                  8             --
      Other income(expense)                                   47               (8)              47               35
                                                         -------          -------          -------          -------

          Total other income(expense)                        383               (8)             455               35
                                                         -------          -------          -------          -------

NET INCOME (LOSS)                                        $   (36)         $  (850)         $  (362)         $(1,872)
                                                         =======          =======          =======          =======

NET INCOME (LOSS) PER SHARE:
      Basic                                              $ (0.01)         $ (1.12)         $ (0.15)         $ (2.65)
      Diluted                                            $ (0.01)         $ (1.12)         $ (0.15)         $ (2.65)

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                                2,464              903            2,464              662
                                                         =======          =======          =======          =======
      Diluted                                              2,464              903            2,464              662
                                                         =======          =======          =======          =======


                           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                       5



                                             Navidec, Inc.
                                 Consolidated Statements of Cash Flows
                      For the Six Months Ended June 30, 2004 and June 30, 2003
                                             (Unaudited)



                                                                                      ($ 000's)
                                                                             Six Months Ended June 30

                                                                              2004                2003
                                                                              ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income(loss)                                                      $  (362)            $(1,380)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation                                                          138               1,080
          Noncash stock expense                                                   3                  41
          (Gain)loss on sale of investments                                    (390)               --
          (Gain)loss on sale/disposal of fixed assets                           (18)                  2
          Minority interest                                                      (9)                --
      Changes in operating assets and liabilities:
          Accounts receivable                                                    94                 326
          Costs and estimated earnings in excess of billings                   --                    (1)
          Prepaid expenses and other assets                                      35                 (54)
          Accounts payable                                                     (105)               (160)
          Accrued liabilities                                                  (153)                (56)
          Notes receivable                                                      (53)               --
          Deferred revenue                                                     --                  (108)
          Other                                                                 (38)                 48
                                                                            -------             -------
      Net cash used in operating activities:                                   (858)               (262)
                                                                            -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from the sale of property, equipment and software             18                  37
          Proceeds from the sale of equity investments                          382                --
          Other                                                                --                     1
                                                                            -------             -------
      Net cash provided by investing activities                                 400                  38
                                                                            -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                                  207                 207
          Proceeds from rights offering                                         206               1,237
          Payments on notes payable and capital lease obligations               (58)               (333)
          Forgiveness of capital leases                                          63                  63
                                                                            -------             -------
      Net cash (used in) provided by financing activities                       418                 904
                                                                            -------             -------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                             (40)                680

CASH AND CASH EQUIVALENTS, beginning of period                                  302                 130

CASH AND CASH EQUIVALENTS,  end of period                                   $   262             $   810
                                                                            =======             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

          Cash paid for interest                                            $  --               $    40
          Conversion of notes to common stock                               $  --               $   250


                     The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                6

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

STOCK BASED COMPENSATION

As permitted under the Statements of Financial Accounting Standards No. 123("SFAS 123"), Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation for options issued to employees in accordance with the provisions of Accounting Principles board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As such, for options granted to employees and directors, compensation expense is recorded on a straight-line basis over the shorter of the period that the services are provided or the vesting period, only if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and earnings per share disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                           For The Three Months Ended
                                    June 30,
                      (in thousands, except per share data)

                                                       2004          2003
                                                     -------       -------

Net Loss:                                            $   (36)      $  (850)
Add back:
  Expense recognized under APB25                        --            --
                                                     -------       -------
Net total stock based employee
  compensation expense determined
  under fair value method for all awards,
  net of related tax effect                             --            --
                                                     -------       -------

Pro Forma net loss                                   $   (36)      $  (850)
                                                     =======       =======

Net loss per share basic and diluted

Basic:  As Reported                                  $ (0.01)      $ (1.12)
                                                     =======       =======
   Pro Forma                                         $ (0.01)      $ (1.12)
                                                     =======       =======
Dilluted:  As Reported                               $ (0.01)      $ (1.12)
                                                     =======       =======
   Pro Forma                                         $ (0.01)      $ (1.12)
                                                     =======       =======

                            For The Six Months Ended
                                    June 30,
                      (in thousands, except per share data)

                                                       2004         2003
                                                     -------      ---------

Net Loss:                                            $  (362)     $  (1,872)
Add back:
   Expense recognized under APB25                       --             --
                                                     -------      ---------
Net total stock based employee
   compensation expense determined
   under fair value method for all awards,
   net of related tax effect                            --             --
                                                     -------      ---------

Pro Forma net loss                                   $  (362)     $  (1,872)
                                                     =======      =========

Net loss per share basic and diluted
Basic:  As Reported                                  $ (0.15)     $   (2.65)
                                                     =======      =========
   Pro Forma                                         $ (0.15)     $   (2.65)
                                                     =======      =========
Dilluted:  As Reported                               $ (0.15)     $   (2.65)
                                                     =======      =========
   Pro Forma                                         $ (0.15)     $   (2.65)
                                                     =======      =========

NOTE 2 - LIQUIDITY

The Company's financial statements for the six months ended June 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of approximately $30,000 and $362,000 for the three and six months ended June 30, 2004 respectively and has a working capital deficit of approximately $427,000 as of June 30, 2004.

On January 7, 2004 Navidec extended a promissory note to Mendell-American, Inc. ("Mendell") in the amount of $50,000. Under the terms of the note, Mendell was to repay the full amount of the note plus accrued interest, at 10% per annum, on or before July 6, 2004. The note further provided for an automatic extension of the repayment date to September 30, 2004 if Mendell requested such an extension and paid 10% of the principal amount of the note on ore before July 6, 2004. Mendell has requested and Management has granted such an extension as well as a waiver of the 10% payment. Based on a review of the viability of Mendell's present development opportunities, and its proposed IPO, completed in connection with the granting of this extension, Management has concluded that the note should remain as a viable asset on our balance sheet. However, management intends to conduct a review again on or before September 30, 2004 and will re-evaluate its position at that time.

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

In 2003, Navidec Technology provided quality solutions that enabled organizations to manage secure access to web applications within the enterprise and across the business value chain. Navidec's suite of proven solutions enabled an enterprise to deliver single sign on capabilities to their employees, customers, suppliers and partners by providing an identity management infrastructure for user management, access control, and a single entry point to personalized enterprise resources. Navidec Technology provided consulting and expert engineering services in Web security and Identity Management in the areas of Authentication, Access Control, Directory, User Management, and Provisioning. This was done through the integration and extension of best-of-breed portal, directory, security and integration software developed by the leading internet software vendors.

As a result of declining technology revenues, an inability to realize a profit from technology business operations, and a refocusing of Navidec's over all business strategy, Management believes that discontinuation of these operations will not have a material impact on overall future revenues but will provide an avenue for continued reduction in operating expenses. As such, management is considering the discontinuance of technology operations by the end of fiscal 2004.


NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income or loss and changes in equity from non-owner transactions. The Company's comprehensive loss for the three and six month periods ended June 30, 2004 was the same as the net loss for the period.


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

NOTE 7 - NET INCOME (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded common stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share, as the effect of all such securities is anti-dilutive for all periods presented. Shares issuable under warrants and options were approximately 3,048,368 as of June 30, 2004.

NOTE 8 - SEGMENT REPORTING

The Company currently operates in three different segments: Technology Services, Financial Services, and Mortgage Services. Management has chosen to organize the Company around these segments based on differences in products and services.

Segment operations are measured consistent with the accounting policies used in these consolidated financial statements.

The following provides information on the Company's segments (unaudited):

                           For the Three Months Ended
                                 June 30, 2004
                                 (in thousands)

                         Technology   Financial   Mortgage   Corporate    Total
                         ----------   ---------   --------   ---------    -----
Revenues from external
     customers             $  --        $  20      $ 240      $  --       $ 260

Loss from operations       $ (10)       $ (38)     $  14      $(473)(a)   $(419)

Identifiable assets        $  14        $ 296      $  72      $ 326 (b)   $ 708


                           For the Three Months Ended
                                 June 30, 2003
                                 (in thousands)

                        Technology    Financial   Mortgage   Corporate    Total
                        ----------    ---------   --------   ---------    -----
Revenues from external
     customers           $    33       $  --      $   --     $  --      $    33

Loss from operations     $   (70)      $  (72)    $   --     $  (700)   $  (842)

Identifiable assets      $   417       $  610     $   --     $ 1,650(b) $ 2,677



                           For the Six Months Ended
                                 June 30, 2004
                                 (in thousands)

                         Technology   Financial   Mortgage   Corporate    Total
                         ----------   ---------   --------   ---------    -----
Revenues from external
     customers             $  49        $  53      $ 408     $   --       $ 510

Loss from operations       $  (9)       $  34      $  49     $ (743)      $(817)

Identifiable assets        $  14        $ 296      $  72     $  326(b)    $ 708

                           For the Six Months Ended
                                 June 30, 2003
                                 (in thousands)

                        Technology(a) Financial  Mortgage   Corporate    Total
                        ----------   ---------   --------   ---------    -----
Revenues from external
     customers           $  331       $  --      $   --    $  --        $   331

Loss from operations     $ (153)      $ (117)    $   --    $ (1,637)(a) $(1,907)

Identifiable assets      $  417       $  610     $   --    $  1,650(b)  $ 2,677


(a) Corporate loss from operations represents depreciation expense, restructuring charges, non-cash stock compensation expense and impairment of assets.

(b) Corporate assets are those that are not directly identifiable to a particular segment and include cash, prepaids, property and equipment, and intangibles and other assets.


NOTE 9  - SUBSEQUENT EVENTS

On July 12, 2004, Navidec issued a press release announcing that it had entered into a definitive merger agreement with BPZ Energy, Inc. which will become a wholly owned subsidiary of Navidec in a tax free share exchange. Navidec will change its name to BPZ Energy, Inc. In the same press release Navidec announced that it had withdrawn from the merger announced on April 22, 2004, which was intended to acquire Livermore Energy Corporation and BPZ Energy, Inc. Under the terms of the agreement current Navidec shareholders will initially own approximately 50% of BPZ. Existing BPZ shareholders will have the right to earn out up to an additional 18 million shares, which would leave current Navidec shareholders with approximately 25% of the combined companies fully diluted. The plan of merger still provides that all of the current business operations, assets and liabilities of Navidec will be shifted to its wholly owned subsidiary, Navidec Financial Services, Inc. which will be followed by a spin-off of Navidec Financial Services, Inc. to the current shareholders on a pre-merger basis. Navidec plans to file a Registration Statement with the Securities and Exchange Commission to permit the spin-off of the Navidec Financial Services, Inc. shares to the Navidec shareholders of record on a date immediately prior to the closing of merger with BPZ Energy, Inc. The press release and the definitive merger agreement are attached as exhibits to this filing.

On August 9, 2004, Navidec issued a press release announcing that pursuant to its merger agreement dated July 8, 2004 with BPZ Energy, Inc., it has set
August 30, 2004 as the record date for the spin-off of its wholly-owned subsidiary Navidec Financial Services, Inc. Navidec shareholders of record on this date will receive one share of Navidec Financial Services, Inc. common stock for each share of Navidec common stock that they own. The press release is attached as an exhibit to this filing.


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

In 2003, Navidec Technology provided quality solutions that enabled organizations to manage secure access to web applications within the enterprise and across the business value chain. Navidec's suite of proven solutions enabled an enterprise to deliver single sign on capabilities to their employees, customers, suppliers and partners by providing an identity management infrastructure for user management, access control, and a single entry point to personalized enterprise resources. Navidec Technology provided consulting and expert engineering services in Web security and Identity Management in the areas of Authentication, Access Control, Directory, User Management, and Provisioning. This was done through the integration and extension of best-of-breed portal, directory, security and integration software developed by the leading internet software vendors.

As a result of declining technology revenues, an inability to realize a profit from technology business operations, and a refocusing of Navidec's over all business strategy, Management believes that discontinuation of these operations will not have a material impact on overall future revenues but will provide an avenue for continued reduction in operating expenses. As such, management is considering the discontinuance of technology operations by the end of fiscal 2004.

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


THREE-MONTH RESULTS OF OPERATIONS
                                                              Three Months
                                                             ended June 30,
                                                             (in thousands)
                                                          2004            2003
                                                        -------         -------
REVENUE:

     Financial Services                                 $    20         $  --
     Mortgage Services                                      240            --
     Technology                                              --              33
                                                        -------         -------
         Total revenue                                      260              33

COST OF REVENUE

     Financial Services                                      --             --
     Mortgage Services                                       23             --
     Technology                                              --              18
                                                        -------         -------
                                                             --              18

GROSS MARGIN                                                237              15

OPERATING EXPENSES:
     Product development                                     --               6
     General and administrative                             645             205
     Sales and marketing                                     --              71
     Non-cash stock expense                                  --              28
     Depreciation and amortization                           11             547
                                                        -------         -------
          Total operating expenses                          656             857
                                                        -------         -------

LOSS FROM OPERATIONS                                    $  (419)        $  (842)
                                                        =======         =======


THREE-MONTH RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                             Three Months
                                                            ended June 30,
                                                            (in thousands)
                                                         2004            2003
                                                        ------         -------
REVENUE:

     Financial Services                                    7.7%       $   --
     Mortgage Services                                    92.3%           --
     Technology                                             --          100.0%
                                                        ------        -------
         Total revenue                                   100.0%         100.0%

COST OF REVENUE                                            8.9%         54.55%
                                                        ------        -------

GROSS MARGIN                                              91.2%         45.45%

OPERATING EXPENSES:
     Product development                                   --           18.18%
     General and administrative                          245.1%        621.21%
     Sales and marketing                                   --          215.15%
     Non-cash stock expense                                --           84.85%
     Depreciation and amortization                         4.2%       1657.58%
                                                        ------        -------
          Total operating expenses                       252.3%       2596.97%
                                                        ------        -------

LOSS FROM OPERATIONS                                    (161.2)%     (2551.52)%
                                                        ======        =======

Three Months Ended June 30, 2004 and 2003

Revenue for the three months ended June 30, 2004 increased approximately $227,000, or 688.33%, from 2003 revenues of $33,000 to $260,000 in 2004. The increase was primarily a result of a refocus by the Company on the provision of Financial and Mortgage services. As a percentage of total revenue, Technology services decreased from 100% for the six months June 30, 2003 to 0% in 2004. Financial and Mortgage services accounted for 7.7% and 92.3% of revenue respectively for the three months ended June 30, 2004. The Company began offering Financial and Mortgage services in the last half of fiscal 2003.

Gross margin increased approximately $222,000 or 1480.5%% from a gross margin of $15,000 in 2003 to $237,000 in 2004. As a percentage of revenue, gross profit increased from 45.5% to 91.3%. The increase in the gross margin as a percentage of revenue was as a result of the Company refocusing on the provision Financial and Mortgage services and the overall lower costs of revenue associated with provision of these services.

General and administrative expenses increased approximately $440,000 or 214.6%, from general and administrative expenses of $205,000 in 2003 to $645,000 in 2004. As a percentage of revenue, general and administrative expenses increased from 245.1% in 2003 to 621.2% in 2004. The increase in overall general and administrative expenses occurred primarily as a result of the Company's overall refocus on the provision of Financial and Mortgage services.

Product development costs decreased from expenses of $6,000 in 2003 to $0 in 2004. The decrease in product development cost is the result of decreased effort in the areas that Navidec Technology pursued.

Sales and marketing expenses decreased from $71,000 in 2003 to $0 for 2004. The decrease is due to the decrease of sales and marketing activities related to the provision of Technology services.

Impairment, depreciation and amortization decreased approximately $536,000 or 97.9% from $547,000 in 2003 to $11,000 in 2004. In fiscal 2003 the Company recorded a loss of $530,000 due to impairments of fixed assets. Depreciation was down largely due this fact and also in part to more assets becoming fully depreciated.

As a result of the items discussed above and other income (expense) items in the statements of operations, we recorded a net loss of $850,000 and $36,000 for the three months ended June 30, 2003 and 2004 respectively. Our basic and diluted loss per share was $1.12 in 2003 versus basic and diluted loss per share of $0.01 in 2004.

SIX-MONTH RESULTS OF OPERATIONS
                                                              Six Months
                                                             ended June 30,
                                                             (in thousands)
                                                          2004            2003
                                                        -------         -------
REVENUE:

     Financial Services                                 $    53        $    --
     Mortgage Services                                      408             --
     Technology                                              49             331
                                                        -------         -------
         Total revenue                                      510             331

COST OF REVENUE

     Financial Services                                     --             --
     Mortgage Services                                       39            --
     Technology                                              11             166
                                                        -------         -------
                                                             50             166

GROSS MARGIN                                                460             165

OPERATING EXPENSES:
     Product development                                   --                35
     General and administrative                           1,136             781
     Sales and marketing                                   --               135
     Non-cash stock expense                                   3              41
     Depreciation and amortization                          138           1,080
                                                        -------         -------
          Total operating expenses                        1,277           2,072
                                                        -------         -------

LOSS FROM OPERATIONS                                    $  (817)        $(1,907)
                                                         =======         =======



SIX-MONTH RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                             Six Months
                                                            ended June 30,
                                                            (in thousands)
                                                         2004            2003
                                                        ------         -------
REVENUE:

     Financial Services                                   10.4%        $   --
     Mortgage Services                                    80.0%            --
     Technology                                            9.6%          100.0%
                                                        ------         -------
         Total revenue                                   100.0%          100.0%

COST OF REVENUE                                            9.8%           50.2%
                                                        ------         -------

GROSS MARGIN                                              90.2%           49.9%

OPERATING EXPENSES:
     Product development                                   --             10.6%
     General and administrative                          222.8%          239.5%
     Sales and marketing                                   --             40.8%
     Non-cash stock expense                                0.6%           12.4%
     Depreciation and amortization                        27.1%          326.3%
                                                        ------         -------
          Total operating expenses                       250.5%          625.9%
                                                        ------         -------

LOSS FROM OPERATIONS                                    (160.3)%       (576.1)%
                                                        ======         =======

Six Months Ended June 30, 2004 and 2003

Revenue for the six months ended June 30, 2004 increased approximately $179,000, or 54.1%, from 2003 revenues of $331,000 to $510,000 in 2004. As a percentage of total revenue, Technology services decreased from 100% for the six months June 30, 2003 to 9.6% in 2004. Financial and Mortgage services accounted for 10.4% and 80.0% of revenue respectively for the six months ended June 30, 2004. The Company began offering Financial and Mortgage services in the last half of fiscal 2003.

Gross margin increased approximately $295,000 or 178.8% from a gross margin of $165,000 in 2003 to $460,000 in 2004. As a percentage of revenue, gross profit decreased from 49.9% to 90.2%. The increase in the gross margin as a percentage of revenue was as a result of the Company refocusing on the provision Financial and Mortgage services and the overall lower costs of revenue associated with provision of these services.

General and administrative expenses increased approximately $355,000 or 45.5%, from general and administrative expenses of $781,000 in 2003 to $1,136,000 in 2004. As a percentage of revenue, general and administrative expenses decreased from 235.9% in 2003 to 222.8% in 2004. The decrease in overall general and administrative expenses was achieved primarily as a result of the Company's significant efforts to decrease overhead costs and its overall refocus on the provision of Financial and Mortgage services.

Product development costs decreased from expenses of $135,000 in 2003 to $0 in 2004. The decrease in product development cost is the result of decreased focus on product development in the areas that Navidec Technology pursues.

Sales and marketing expenses decreased by $135,000 in 2003 to $0 for 2004. The decrease is due to the decreased of sales and marketing activities related to the provision of Technology services.

Impairment, depreciation and amortization decreased approximately $942,000 or 87.2% from $1,080,000 in 2003 to $138,000 in 2004. In fiscal 2003 the Company recorded a loss of $530,000 due to impairments of fixed assets. Depreciation was down largely due this fact and also in part to more assets becoming fully depreciated.

As a result of the items discussed above and other income (expense) items in the statements of operations, we recorded a net loss of $1,872,000 and $362,000 for the six months ended June 30, 2003 and 2004 respectively. Our basic and diluted loss per share was $2.65 in 2003 versus basic and diluted loss per share of $0.15 in 2004.


LIQUIDITY AND CAPITAL RESOURCES

From our inception through June 30, 2004, we have funded our operations primarily from the following sources:

- equity proceeds through public offerings and private placements of our securities;

- revenue generated from operations;

- loans from principal shareholders and employees;

- loans and lines of credit; and

- accounts receivable factoring arrangements made available by banks.

The Company's financial statements for the three and six months ended June 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a net loss of approximately, $36,000 and $362,000 for the three and six months ended June 30, 2004 respectively and has a working capital deficit of approximately, $427,000 as of June 30, 2004.

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

As of June 30, 2004, we had cash and cash equivalents of $262,000, and a working capital deficit of approximately $427,000. This compares with cash and cash equivalents of $810,000 and working capital of $52,000 as of June 30, 2003.

Cash used by operating activities totaled approximately $858,000 for the six months ended June 30, 2004 compared with approximately $262,000 for the six months ended June 30, 2003. The cash used in operating activities is primarily the result of our operating loss less non-cash expenses for the period.

Cash provided by investing activities for the three months ended June 30, 2004 was $400,000 compared with cash provided by investing activities of $38,000 for the six months ended June 30, 2003. Cash provided by investing activities for the six months ended June 30, 2004 was primarily generated by the sale of equity investments

On January 7, 2004 Navidec extended a promissory note to Mendell-American, Inc. ("Mendell") in the amount of $50,000. Under the terms of the note, Mendell was to repay the full amount of the note plus accrued interest, at 10% per annum, on or before July 6, 2004. The note further provided for an automatic extension of the repayment date to September 30, 2004 if Mendell requested such an extension and paid 10% of the principal amount of the note on ore before July 6, 2004. Mendell has requested and Management has granted such an extension as well as a waiver of the 10% payment. Based on a review of the viability of Mendell's present development opportunities, and its proposed IPO, completed in connection with the granting of this extension, Management has concluded that the note should remain as a viable asset on our balance sheet. However, management intends to conduct a review again on or before September 30, 2004 and will re-evaluate its position at that time.

Cash provided by financing activities was approximately $418,000 during the six months ended June 30, 2004 compared to cash provided by financing activities of $904,000 for the three months ended June 30, 2003. The cash provided by financing activities the six months ended June 30, 2004 was primarily the proceeds from the sale of common stock and warrants, less payments on our notes and leases payable. Cash provided by investing activities in the six months ended June 30, 2004 was primarily from the sale of equity investments.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Navidec is exposed to the impact of interest rate changes and change in the market values of its investments. Based on our market risk sensitive instruments outstanding as of June 30, 2004, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - - At June 30, 2004 Navidec's exposure to market rate risk for changes in interest rates relates primarily to its borrowings. Navidec has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings


In 1999 Navidec purchased a software system and one year of support services from Oracle Corporation (the "Vendor"). In the transaction, Navidec executed a payment plan agreement. The Vendor subsequently assigned the payment plan agreement to CIT Financial USA, Inc. (the "Finance Company"). On September 2, 2002 the Finance Company brought an action in Arapahoe County District Court,State of Colorado, under the payment plan agreement, alleging that Navidec had defaulted and owed $242,146 plus interest at 1.5 % from October 1, 2001, attorneys fees, costs and expenses under the payment plan agreement. As defenses, Navidec asserted, among other claims, that it had reached an agreement with the original vendor on January 28, 2002 whereby the Vendor agreed that if Navidec packaged all unused software and documentation and removed the unused software from its systems, the return of the software would end all of Navidec's rights to use the software and would end all payment obligations. In addition, Navidec asserted that the Vendor breached its agreement to provide sales and customers to Navidec. Navidec also asserted counterclaims and third party claims against the Vendor for promissory estoppel and breach of contract. Because there was a risk that at trial judgment could be entered against Navidec for some or all of the amount sought by the Finance Company plus costs and reasonable attorneys' fees, on May 11, 2004 management entered into a settlement agreement with the Finance Company whereby Navidec agreed to pay the Finance Company a lump sum amount of $95,000 in full settlement of all claims.

On October 10, 2003, our former Chief Financial Officer ("CFO") filed a Demand For Arbitration against the Company relating to sums that the CFO claimed were owing to him from the Company as a result of his employment being terminated. He sought to recover $452,508, plus statutory penalties, attorneys' fees, costs and pre-judgment interest. Navidec filed counterclaims in the arbitration for breach of contract, breach of fiduciary duty, and conversion and seek damages of $1 million to $5 million. On April 30, 2004 management entered into a settlement agreement with the CFO whereby Navidec agreed to pay the CFO a lump sum amount of $105,000 in full settlement of this matter.

In the normal course of business, Navidec is subject to, and may become a party to, litigation regarding disputes with vendor and employment issues. Management believes there are no other matters currently in or pending litigation that could have a material impact on Navidec's financial position or results of operations.


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

On July 12, 2004, Navidec issued a press release announcing that it had entered into a definitive merger agreement with BPZ Energy, Inc. which will become a wholly owned subsidiary of Navidec in a tax free share exchange. Navidec will change its name to BPZ Energy, Inc. In the same press release Navidec announced that it had withdrawn from the merger announced on April 22, 2004, which was intended to acquire Livermore Energy Corporation and BPZ Energy, Inc. Under the terms of the agreement current Navidec shareholders will initially own approximately 50% of BPZ. Existing BPZ shareholders will have the right to earn out up to an additional 18 million shares, which would leave current Navidec shareholders with approximately 25% of the combined companies fully diluted. The plan of merger still provides that all of the current business operations, assets and liabilities of Navidec will be shifted to its wholly owned subsidiary, Navidec Financial Services, Inc. which will be followed by a spin-off of Navidec Financial Services, Inc. to the current shareholders on a pre-merger basis. Navidec plans to file a Registration Statement with the Securities and Exchange Commission to permit the spin-off of the Navidec Financial Services, Inc. shares to the Navidec shareholders of record on a date immediately prior to the closing of merger with BPZ Energy, Inc. The press release and the definitive merger agreement are attached as exhibits to this filing.

On August 9, 2004, Navidec issued a press release announcing that pursuant to its merger agreement dated July 8, 2004 with BPZ Energy, Inc., it has set
August 30, 2004 as the record date for the spin-off of its wholly-owned subsidiary Navidec Financial Services, Inc. Navidec shareholders of record on this date will receive one share of Navidec Financial Services, Inc. common stock for each share of Navidec common stock that they own. The press release is attached as an exhibit to this filing.

Item 5.  Other Information

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

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits.

         2.1 Press Release dated July 26, 2004. (1)

         2.2 Merger Agreement dated as of July 8, 2004, by and among the Company and BPZ Energy, Inc. (1)

         2.3 Press Release dated August 9, 2004. (2)

         10.1 Employment Agreement with John R. McKowen dated September 1, 2003.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. Filed herewith.

         32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. Filed herewith

(1) Incorporated by reference from the Form 8-K filed on July 13,2004. (2) Incorporated by reference from the Form 8-K filed on August 10,2004.

            (b) Reports on Form 8-K

                  On July 13, 2004 Navidec filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 5 that On July 12, 2004, Navidec issued a press release announcing that it had entered into a definitive merger agreement with BPZ Energy, Inc. which will become a wholly owned subsidiary of Navidec in a tax free share exchange. Navidec will change its name to BPZ Energy, Inc. In the same press release Navidec announced that it had withdrawn from the merger announced on April 22, 2004, which was intended to acquire Livermore Energy Corporation and BPZ Energy, Inc. Under the terms of the agreement current Navidec shareholders will initially own approximately 50% of BPZ. Existing BPZ shareholders will have the right to earn out up to an additional 18 million shares, which would leave current Navidec shareholders with approximately 25% of the combined companies fully diluted. The plan of merger still provides that all of the current business operations, assets and liabilities of Navidec will be shifted to its wholly owned subsidiary, Navidec Financial Services, Inc. which will be followed by a spin-out of Navidec Financial Services, Inc. to the current shareholders on a pre-merger basis. Navidec plans to file a Registration Statement with the Securities and Exchange Commission to permit the spin-off of the Navidec Financial Services, Inc. shares to the Navidec shareholders of record on a date immediately prior to the closing of merger with BPZ Energy, Inc.

                  On August 10, 2004 Navidec filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 5 that On August 9, 2004, Navidec issued a press release announcing that pursuant to it's merger agreement dated July 8, 2004 with BPZ Energy, Inc., it has set August 30, 2004 as the record date for the spin-off of its wholly-owned subsidiary Navidec Financial Services, Inc. Navidec shareholders of record on this date will receive one share of Navidec Financial Services, Inc. common stock for each share of Navidec common stock that they own.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           NAVIDEC, INC.

                                           By  /s/  John McKowen
                                             --------------------------------
                                                    John McKowen
                                                    CEO, President and
                                                    Principal Accounting Officer

                                                    Date:  August 13, 2004