Form 10QSB
period 2004-09-30
NAVIDEC INC
filed 2004-11-22
CIK 1023734

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended:

September 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number: 000-29098

Navidec, Inc.

(Exact name of registrant as specified in its charter)

Colorado	33-0502730
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

11999 Katy Freeway, Suite 560
Houston, Texas 77079
(Address of principal executive office)

Registrant’s telephone number, including area code: (281) 556-6200

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒ No

As of November 15, 2004, there were 16,429,204 shares of common stock outstanding.

Transitional Small Business Disclosure Format:  Yes ☐ No ☒

NAVIDEC, INC.

Navidec, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,015,542	$8,156
Receivable due from escrow agent	1,765,464	—
Deferred financing cost	96,516	—
Other current assets	5,482	—
Total current assets	4,883,004	8,156

Due from shareholder	30,825	—
Due from affiliate	—	162,890

Other assets:
Investment in SMC Ecuador	673,848	—
Performance bond	200,000	240,000
Other	—	4,180
Total other assets	873,848	244,180

Total assets	$5,787,677	$415,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$195,109	$10,475
Notes payable	306,916	—
Accrued liabilities	9,817	14,650
Total current liabilities	511,842	25,125

Long-term debt	—	755,000
Commitments and Contingencies
Stockholders’ equity (deficit):
Common stock, no par value, 20,000,000 authorized; 16,409,192 and 5,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	12,683,573	1,000
Additional paid in capital – warrants and stock options	10,022,401	—
Accumulated deficit	(17,430,139)	(365,899)

Total stockholders’ equity (deficit)	5,275,835	(364,899)

Total liabilities and stockholders’ equity (deficit)	$5,787,677	$415,226

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

Navidec, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenue	$—	$—	$—	$—

Operating expenses:
Payroll	55,959	17,185	85,280	45,878
General and administrative	150,096	4,548	261,475	16,506
Geological, geophysical and engineering	122,653	—	204,126	—
Other operating expense	—	200	—	542
Taxes, except income	1,342	—	2,230	128

Total operating expenses	330,050	21,933	553,111	63,053

Net loss from operation	(330,049)	(21,933)	(553,111)	(63,053)

Other income (expense):
Investment income in SMC Ecuador	162,753	—	162,753	—
Interest expense	(357,945)	—	(389,545)	—
Merger costs	(16,284,966)	—	(16,284,966)	—
Miscellaneous income	270	—	629	1,445

Total other income	(16,479,888)	—	(16,511,129)	1,445

Net loss before income taxes	(16,809,938)	(21,933)	(17,064,240)	(61,608)

Income taxes	—	—	—	—

NET LOSS	$(16,809,938)	$(21,934)	$(17,064,240)	$(61,608)

NET LOSS PER SHARE
Primary	(1.69)	(0.01)	(2.81)	(0.02)
Fully Diluted	(1.69)	(0.01)	(2.81)	(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Primary	9,033,963	4,103,454	6,055,314	4,103,454
Fully Diluted	9,033,963	4,103,454	6,055,314	4,103,454

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

Navidec, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Nine Months Ended September 30, 2004

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, December 31, 2003	5,000	$1,000	$—	$(365,899)	$(364,899)
Reorganization of BPZ & Associates	4,098,454	(1,052,328)	—	—	(1,052,328)
Common stock issued for services	3,057,642	4,322,935	—	—	4,322,935
Conversion of long term debt to common stock	2,038,904	1,035,000	—	—	1,035,000
Common stock deemed issued for the acquisition of Navidec, Inc.	4,742,178	2,882,689	—	—	2,882,689
Assumption of stock options outstanding	—	—	4,275,964	—	4,275,964
Assumption of warrants outstanding	—	—	1,405,605	—	1,405,605
Shares issued to related party in the merger	604,246	1,939,630	—	—	1,939,630
Warrants issued in connection with services	—	—	2,820,000	—	2,820,000
Stock options granted for services	—	—	1,520,832	—	1,520,832
Common stock sold for cash, net of offering costs	1,321,500	2,534,118	—	—	2,534,118
Exercise of stock options	41,268	—	—	—
Conversion of notes payable to common stock	500,000	1,020,529	—	—	1,020,529
Net loss	—	—	—	(17,064,240)	(17,064,240)
Balance, September 30, 2004	16,409,192	$12,683,573	$10,022,401	$(17,430,139)	$5,275,835

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

Navidec, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(17,064,240)	$(61,608)
Adjustments to reconcile net loss to net cash used by operating activities:
Merger equity transaction costs	16,284,966	—
Changes in operating assets and liabilities:
Other current assets	(197,592)	—
Other assets	4,180	—
Accounts payable	184,634	(5,859)
Accrued liabilities	8,947	10,470

Net cash used by operating activities	(779,105)	(56,997)

Cash flows from investing activities:
Investment in SMC Ecuador	(673,848)	—

Net cash provided by investing activities	(673,848)	—

Cash flows from financing activities:
Borrowings	1,864,175	415,000
Payments on borrowings	(261,336)
Private placement proceeds	3,746,937	—
Due from affiliate	—	(286,380)
Due to affiliate	(889,438)	(91,290)

Net cash used by financing activities	4,460,338	37,330

Net increase (decrease) in cash and cash equivalents	3,007,386	(19,667)

Cash and cash equivalents at beginning of period	8,156	21,962

Cash and cash equivalents at end of period	$3,015,542	$2,295

Non-cash investing and financing activities:

During the third quarter of 2004, the Company had the following non-cash activities:

- Conversion of notes payable and long-term debt totalling $2,035,000 and impuled interest of $20,529 into 2,538,904 shares of common stock.

- Forgiveness of advances to an affiliate, BPZ Associates, Inc. of $1,052,328 in connection with a corporate reorganization, as discussed in Note 3 of the Notes to Consolidated Financial Statements.

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

Navidec, Inc and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

Navidec, Inc., a Colorado corporation (“Navidec” or the “Company”), was incorporated in 1993.  On September 10, 2004, the Company consummated a merger (the “Merger”) with BPZ Energy, Inc., a Texas corporation (“BPZ”) through the issuance of 9,000,000 shares of its common stock and certain other terms and consideration as more fully described in Note 2 of the Notes to Consolidated Financial Statements.  As a result of the Merger, the shareholders of the acquired company, BPZ, received the majority of the voting interests and control of the Board of Directors of the combined entity.  Accordingly, BPZ was deemed to be the acquiring company for financial reporting purposes and the transaction has been accounted for as a reverse merger.  The historical financial statements of the Company are the historical financial statements of BPZ.

In connection with the Merger, the Company committed to spin off all pre-Merger operations, assets and liabilities of Navidec, Inc. (with the exception of the net proceeds of a private placement of common stock as more fully described in Note 6 of the Notes to Consolidated Financial Statements) into a separate corporation, Navidec Financial Services, Inc. (“NFS”), to be distributed to the shareholders of record on September 9, 2004, which record date is prior to consummation of the Merger.  Accordingly, the former shareholders of BPZ will not be entitled to receive shares of NFS.  As of September 30, 2004, NFS was still a wholly-owned subsidiary of the Company.  However, all legal requirements for the spin-off of NFS have been completed except for certain filings with the Securities and Exchange Commission and the final distribution of common shares of NFS to the pre-Merger shareholders.  Accordingly, the Board of Directors of Navidec elected to treat the spin-off for accounting purposes as if it had been consummated prior to September 30, 2004 and the consolidated financial statements of the Company exclude all of the assets, liabilities and results of operations of NFS.  The Company is continuing to take steps necessary to consummate the spin-off of NFS, but cannot predict when this process will be completed.

With the exception of NFS, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BPZ and SMC Ecuador, Inc.  BPZ also has a registered Peruvian branch office which operates under the name, “BPZ Energy, Inc. Sucursal Peru”.  All intercompany balances and transactions have been eliminated.

Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements, and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.  The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The consolidated balance sheet at December 31, 2003 is derived from the December 31, 2003 audited consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in previous filings.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

The Company considers cash on hand, cash on deposit in banks, money market mutual funds and highly liquid debt instruments purchased with a maturity of three months or less to be a cash equivalent.

Concentrations of Credit Risk

The Company maintains cash balances at two financial institutions, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of the carrying value of its long-lived assets and identifiable intangibles by monitoring and evaluating changes in circumstances that may indicate that the carrying amount of the asset may not be recoverable.  Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be assessed include but are not limited to the following:  a significant decrease in the market value of an asset, a significant change in the extent or matter in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

The Company considers historical performance and anticipated future results in its evaluation of potential impairment.  Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of these assets in reaction to the operating performance of the business and future discounted and non-discounted cash flows expected to result from the use of these assets.  Impairment losses are recognized when the expected future cash flows from an asset are less its carrying value.

Stock Based Compensation

As permitted under the Statements of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation for options issued to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  As such, for options granted to employees and directors, compensation expense is recorded on a straight-line basis over the shorter of the period that the services are provided or the vesting period, only if the current market price of the underlying stock exceeds the exercise price.  Certain pro forma net income and earnings per share disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS 123 had been applied.  Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

Income Taxes

The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Environmental

The Company is subject to environmental laws and regulations of various international, U.S. and local jurisdictions.  These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

Environmental costs that relate to current operations are expensed or capitalized as appropriate.  Costs are expensed when they relate to an existing condition caused by past operations and will not contribute to current or future revenue generation.  Liabilities related to environmental assessments and/or remedial efforts are accrued when property or services are provided or can be reasonably estimated.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities.  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur.  FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  The provisions of this interpretation became effective upon issuance.

In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, replacing the original Interpretation issued in January 2003.  The revised Interpretation provides guidance on when certain entities should be consolidated or the interests in those entities should be disclosed by enterprises that do not control them through majority voting interest.  Under the revised Interpretation, entities are required to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns.  Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests.  These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities.  The provisions of the revised Interpretation must be immediately applied for variable interest entities created after January 31, 2003 and for variable interests in entities commonly referred to as “special purpose entities.”  For all other variable interest entities, implementation is required by March 31, 2004.  The Company has no VIE’s thus the implementation of this Statement has no current effect.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability.  Many   of   those instruments were previously classified as equity, such as common or preferred shares that embody an unconditional obligation requiring the issuer to redeem the shares by transferring its assets at a specified date or upon an event that is certain to occur.  The provisions of this Statement shall be effective for the first fiscal period beginning after December 15, 2004.

In July 2003, the FASB issued SFAS No. 149, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 improves financial reporting of derivatives by requiring contracts with comparable characteristics be accounted for similarly.  This Statement also incorporates clarifications of the definition of a derivative.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.

Management does not believe that the implementation of any of these new pronouncements will have a material impact on its financial statements.

Note 2 – Merger and Merger Costs

As discussed in Note 1 of the Notes to Consolidated Financial Statements, pursuant to a merger agreement dated as of July 8, 2004 (the “Merger Agreement”), BPZ became a wholly-owned subsidiary of the Company effective September 10, 2004.  Under the terms of the Merger Agreement, Navidec, Inc. issued 9,000,000 shares of the Company’s common stock to the shareholders of BPZ and committed to issue an additional 18,000,000 shares to the shareholders of BPZ on a contingent earn-out basis if BPZ is able to achieve certain proven reserve and production goals.  Such contingent earn-out shares can only be issued after the shareholders have approved an increase in the number of authorized shares of the Company.  As a result of the issuance of the 9,000,000 shares of the Company’s common stock to the shareholders of BPZ, the former shareholders of BPZ acquired a controlling interest in the Company.

The Merger Agreement also provided that all of the pre-Merger business operations, assets and liabilities of the Company be transferred to a wholly-owned subsidiary, Navidec Financial Services, Inc. (“NFS”), to be followed by the spin-off of NFS to the shareholders of record as of September 9, 2004.

With the exclusion of NFS, the only asset of Navidec, Inc. at the date of the reverse merger was cash in the amount of $2,882,689.  This cash represented the net proceeds received prior to the closing of the Merger from the Private Placement discussed in Note 6 of the Notes to Consolidated Financial Statements.  Accordingly, the issuance of 4,742,178 common shares which were deemed for accounting purposes to have been issued by BPZ to the pre-Merger shareholders of Navidec, Inc. was treated as a capital transaction in exchange for the net cash received in the Merger.

The Merger Agreement also contained certain other key terms, which are summarized below:

1)              BPZ, as the accounting acquirer, assumed options to purchase 1,332,076 shares of Navidec, Inc. common stock, which had previously been issued to employees, directors and consultants of Navidec, Inc. and were outstanding on the date of the Merger.  These options have exercise prices ranging from $1.30 to $2.00 per share.  Such options were fully vested upon consummation of the Merger and may be exercised by the optionees at any time prior to September 10, 2007.  Under the terms of the Merger Agreement, all proceeds received from the exercise of these stock options will be payable to NFS.  As such, BPZ will be obligated to issue up to 1,332,076 additional shares but will not receive any cash proceeds from such issuances.

2)              BPZ, as the accounting acquirer, assumed outstanding warrants to purchase 1,129,000 shares of Navidec, Inc. common stock.  Of such warrants, 564,500 shares have an exercise price of $2.00 per share and 564,500 shares have an exercise price of $4.00 per share.  All of such warrants expire on August 31, 2005.  The proceeds of such warrants, if and when exercised, will be received by BPZ.

3)              BPZ, as the accounting acquirer, issued 604,246 shares of common stock in the Merger to NFS.

4)              In connection with the Merger, BPZ entered into a Business Consulting Agreement with NFS under which NFS will provide investor relations, public relations and other financial advisory services to BPZ.  Under this agreement, BPZ is obligated to pay NFS fees of $30,000 per month for period of twelve months ending on July 31, 2005.  Such agreement is cancelable upon thirty days notice at any time after October 31, 2004.  Additionally, BPZ agreed to grant to NFS fully vested warrants to purchase 1,500,000 shares of Navidec, Inc. common stock at an exercise price of $2.00 per share at any time prior to July 31, 2006.

5)              In connection with the Merger and the Private Placement (as discussed in Note 6 of the Notes to Consolidated Financial Statements), BPZ granted options to purchase 1,000,000 shares of Navidec, Inc. common stock to John R. McKowen, who was the Chief Executive Officer of Navidec, Inc. prior to the Merger, at an exercise price of $1.30 per share.  Of such option shares, 500,000 became vested upon the closing of the Private Placement with gross proceeds of at least $6,000,000.  The remaining 500,000 option shares will vest upon the receipt of additional investment proceeds totaling $6,000,000, including proceeds from the exercise of outstanding warrants, provided such funding is received no later than September 10, 2006.  Such options, when vested, expire 10 years from the date of grant.

6)              In connection with the Merger and/or financial advisory services prior to the Merger, BPZ and Navidec, Inc. issued 700,000 shares of common stock as compensation for services.

7)              Prior to the Merger, BPZ issued 2,357,642 shares of common stock to directors, officers, employees and consultants of BPZ Energy, Inc. as compensation for past services to BPZ Energy, Inc. and BPZ & Associates, Inc.

The above transactions were deemed to be costs of the Merger, and resulted in a charge to the income statement which is summarized below.  For valuation purposes, all stock options and warrants were measured by the Black Scholes method utilizing market prices on the date of grant or assumption and historical volatilities of Navidec, Inc. common stock.  All of such options and warrants were required to be accounted for under SFAS 123 as they did not qualify for treatment under APB 25.  All common shares issued prior to the Merger were valued at the closing price of Navidec, Inc. common stock on the date of the Merger Agreement and all common shares which were issued on the effective date of the Merger were valued at the closing price of Navidec, Inc. common stock on such date.

1)	Assumption of Navidec, Inc. outstanding stock options	$4,275,964
2)	Assumption of Navidec, Inc. outstanding warrants	1,405,605
3)	Issuance of common stock to NFS	1,939,630
4)	Issuance of warrants to NFS	2,820,000
5)	Grant of stock options to John R. McKowen (a)	1,520,832
6)	Issuance of common stock for financial advisory services	1,258,000
7)	Issuance of common stock as compensation for past services	3,064,935
Total merger costs		$16,284,966

(a)               Such options to Mr. McKowen also have future compensation expense of $1,399,168, which will be recognized over the remaining 23 month vesting period unless the Company concludes that such options are no longer probable of vesting.

Note 3 – Reorganization of BPZ Energy, Inc. and BPZ & Associates, Inc.

Prior to the execution of the Merger Agreement on July 8, 2004, BPZ Energy, Inc. was a wholly-owned subsidiary of BPZ & Associates, Inc.  Immediately prior to the date of the Merger Agreement, BPZ & Associates, Inc. reorganized its capital structure to distribute shares of BPZ Energy, Inc. to certain shareholders of BPZ & Associates, Inc. and to provide that BPZ Energy, Inc. would forgive the obligation for intercompany advances, which totaled $1,052,328 prior to the Merger.  This reorganization is reflected as a capital transaction in the accompanying financial statements.

Note 4 – Investment in SMC Ecuador and Notes Payable

During June 2004, the Company entered into an agreement to purchase 100% of the common stock of SMC Ecuador.  The sole asset of SMC Ecuador is a 10% non-operated interest in a producing oil and gas field in Ecuador.  In order to finance the acquisition of this investment, the Company entered into a debt arrangement with an individual who provided $1,375,000 of debt financing at an interest rate of 15%.  The proceeds of the debt financing were used to pay for the cost of the acquisition of $1,070,000 plus $69,670 of transaction costs.  The remainder of the borrowings, or $235,330, was used for general corporate purposes.  In addition to the interest rate, the lender has the right to receive a 40% net profits interest in the oil and gas properties owned by SMC Ecuador.  Accordingly, 40% of the acquisition cost, or $428,000 is considered as additional financing costs.

Effective September 29, 2004, the Company entered into an agreement to convert $1,000,000 of the principal balance of this note payable, plus $20,529 of accrued interest, into 500,000 shares of common stock.  The remaining balance of the note payable, or $293,136 as of September 30, 2004 will be payable in 10 equal monthly installments with interest imputed at 15%.

The Company’s accounting policy regarding partnership or joint venture interests in oil and gas properties is to consolidate such interests on a pro-rata basis in accordance with accepted practice in the oil and gas industry.  However, the Company has not been able to receive timely information to allow it to fully consolidate the small non-operated working interest owned by SMC Ecuador, which is effectively a 6% net working interest.  Accordingly, the Company has made an election to account for this investment under the cost method.  As such, the Company will record its share of cash received or paid attributable to this investment as other income or expense.

Note 5 – Long-Term Debt

At December 31, 2003, the Company had long-term debt of $755,000, consisting of two unsecured notes payable to individuals.  Both notes had similar terms, bearing interest at 7%, with payments of interest due on a monthly basis and the principal balance due at maturity in February 2006.  During 2004, the Company made additional borrowings of $520,000 under terms similar to the previous borrowings.  Of such amount, $240,000 was used to replace previous borrowings.  Prior to the Merger, all of the outstanding long-term debt obligations of the Company, totaling $1,035,000, were converted to common stock under negotiated agreements.  There was no long-term debt outstanding at September 30, 2004.

Note 6 – Stockholders’ Equity

Private Placement of Common Stock

In connection with the Merger, Navidec, Inc. began marketing a private placement of common stock on July 24, 2004.  The private placement proceeds are intended to be used to develop the oil and gas properties of BPZ Energy, Inc., to acquire new properties and for general corporate purposes.  The offering covered a minimum of 1,500,000 shares and a maximum of 3,000,000 shares at an offering price of $2.00 per share before placement agent fees and other offering costs.  It was a requirement that the offering achieve at least the minimum number of shares prior to consummation of the Merger.

As of September 10, 2004, Navidec, Inc. had received gross cash proceeds of $3,357,000 ($2,882,689 net of offering costs) from the sale of 1,678,500 shares of common stock in the private placement and the Merger was consummated.  Subsequent to the consummation of the Merger, the Company placed the remaining 1,321,500 shares for gross cash proceeds of $2,643,000 ($2,534,118 net of offering costs).

As of September 30, 2004, the private placement had been closed at $6,000,000 of total gross proceeds.  However, certain of the final cash proceeds were in transit with the escrow agent pending disbursement to the Company.  Accordingly, the final net cash proceeds of $1,669,870 from the private placement are included on the accompanying balance sheet as a current receivable due from the escrow agent and was collected in cash on October 6, 2004.

Exercise of Stock Options

During the quarter ended September 30, 2004, stock options representing 41,268 shares of Navidec, Inc. common stock were exercised.  As discussed in Note 2 of the Notes to Consolidated Financial Statements, these stock options were outstanding at the date of the Merger and were assumed by the combined Company in connection with the Merger.  However, the Company does not receive any of the proceeds from the exercise of these stock options, but is obligated to issue the shares.  Under the terms of the Merger Agreement, NFS is entitled to receive all proceeds from the exercise of these options.

Note 7 – Affiliate and Related Party Transactions

At December 31, 2003, the Company had a receivable of approximately $162,800 due from BPZ & Associates, Inc., which was the parent of the Company prior to the Merger.  Additionally, BPZ Energy, Inc. made additional cash advances to BPZ & Associates, Inc. totaling $889,528 prior to the Merger.  As discussed in Note 3 of the Notes to Consolidated Financial Statements, these advances, totaling $1,052,328, were forgiven in connection with the reorganization of BPZ Energy, Inc. and BPZ Associations, Inc. prior to the Merger

BPZ & Associates, Inc., an entity controlled by certain officers and directors of the Company, is entitled to a 10% overriding royalty interest in all gross revenues produced from the Peruvian properties conveyed in the Merger Agreement, consisting of Block Z-1, Block XIX, Area VI and Area XVI.

A shareholder of the Company has assumed the obligation for certain bonding requirements totaling $40,000, but has a remaining obligation to fund $30,825 of cash collateral relating to these bonds.  This amount is reflected as a non-current receivable on the accompanying balance sheet.  This shareholder has already provided cash funding totaling $319,175 in connection with its various commitments.

Note 8 – Commitments And Contingencies

The Company has various obligations and commitments in connection with its exploratory properties in Peru.  The majority of these obligations relate to technical services and evaluations and are largely discretionary as to timing and amount.  The Company performs a significant amount of these technical services using its internal staff and systems.

In connection with Block Z-1, the Company is obligated to post a $1,300,000 performance bond in January 2005 and must drill at least one well before July 2006.  This well is currently budgeted to cost approximately $2,500,000.  The Company will continue to make commitments in the ordinary course of business as it pursues its development plans for the properties.

Item 2.  Management’s Discussion and Analysis Or Plan of Operation

Cautionary Information About Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-Q which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning:

*              reserve estimates,

*              future production of oil and gas,

*              business strategies,

*              oil and gas prices and demand,

*              exploitation and exploration prospects,

*              expectations,

*              beliefs,

*              estimations,

*              projections, and other similar matters that are not historical facts, including such matters as:

*              future capital,

*              development and exploration expenditures (including the timing, amount and nature thereof),

*              drilling and reworking of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues),

*              repayment of debt,

*              expansion and other development trends of the oil and gas industry, and

*              expansion and growth of business operations.

These statements are based on certain assumptions and analyses made by the management of BPZ in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. BPZ cautions the reader that these forward-looking statements are subject to risks and uncertainties including those associated with:

*              our ability to finance our operations and acquisition strategy on favorable terms,

*              our ability to successfully restructure our operations,

*              the financial environment,

*              general economic, market and business conditions,

*              the regulatory environment,

*              business opportunities that may be presented to and pursued by BPZ,

*              changes in laws or regulations

*              exploitation and exploration successes,

*              trend projections, and

*              other factors, many of which are beyond BPZ’s control that could cause actual events or results to differ materially from those expressed or implied by the statements.

Such risks and uncertainties include those risks and uncertainties identified in the Description of the Business and Management’s Discussion and Analysis sections of this document and risk factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

Organization and Basis of Presentation

Navidec, Inc., a Colorado corporation (“Navidec” or the “Company”), was incorporated in 1993.  On September 10, 2004, the Company consummated a merger (the “Merger”) with BPZ Energy, Inc., a Texas corporation (“BPZ”) through the issuance of 9,000,000 shares of its common stock and certain other terms and consideration as more fully described in Note 2 of the Notes to Consolidated Financial Statements.  The Company is also committed to issue a maximum of 18,000,000 additional shares to the previous shareholders of BPZ on a contingent earn-out basis if BPZ is able to achieve certain proven reserve and production goals.  Such contingent earn-out shares, if earned, cannot be issued until the shareholders have approved an increase in the number of authorized shares of the Company.

As a result of the Merger, the shareholders of the acquired company, BPZ, received the majority of the voting interests and control of the Board of Directors of the combined entity.  Accordingly, BPZ was deemed to be the acquiring company for financial reporting purposes and the transaction has been accounted for as a reverse merger.  The historical financial statements of the Company are the historical financial statements of BPZ.

In connection with the Merger, the Company committed to spin off all pre-Merger operations, assets and liabilities of Navidec, Inc. (with the exception of the net proceeds of a private placement of common stock as more fully described in Note 6 of the Notes to Consolidated Financial Statements) into a separate corporation, Navidec Financial Services, Inc. (“NFS”), to be distributed to the shareholders of record on September 9, 2004, which record date is prior to consummation of the Merger.  Accordingly, the former shareholders of BPZ will not be entitled to receive shares of NFS.  As of September 30, 2004, NFS was still a wholly-owned subsidiary of the Company.  However, all legal requirements for the spin-off of NFS have been completed except for certain filings with the Securities and Exchange Commission and the final distribution of common shares of NFS to the pre-Merger shareholders.  Accordingly, the Board of Directors of Navidec elected to treat the spin-off for accounting purposes as if it had been consummated prior to September 30, 2004 and the consolidated financial statements of the Company exclude all of the assets, liabilities and results of operations of NFS.  The Company is continuing to take steps necessary to consummate the spin-off of NFS, but cannot predict when this process will be completed.

Business of the Company

BPZ was established in 2001 as an oil and gas exploration and production (E&P) company.  BPZ is headquartered in Houston, Texas and has a fully staffed office in Lima, Peru.  BPZ’s business is to develop, own and operate prospects and energy projects in South America.  Currently, BPZ has exclusive rights and licensing agreements for oil and gas exploration and production covering a total approximately

2.76 million acres in four basins of NW Peru, owns a non-operating interest in production in SW Ecuador, is in the process of negotiating marketing agreements for gas sales with several power companies in the region, and is seeking to acquire additional oil producing properties with upside potential in these two countries, as well as in other areas of Venezuela.

BPZ’s Current Property Interests in Peru

BPZ has expanded its exploration base in NW Peru by acquiring a 100% interest in Block XIX, Block Z1, and Areas XVI and VI, located in the adjacent basins of Tumbes, Talara, and Lancones.  These four blocks occupy a combined area of approximately 1.1 million hectares approximately 2.76 million acres).  BPZ has exercised its preferential right to increase its original minority participation under the License Contract for the Z-1 Block to 100%, subject to final Peruvian agency approval.

BPZ’S EXPLORATION PROJECTS IN NW PERU

				BPZ’s
		AREA		Participation
BLOCK	BASIN	(hectares)	(acres)(1)	(%)(2)
Z-1	Tumbes	299,273	739,205	100%
XIX	Tumbes/Talara	191,441	472,860	100%
XVI(3)	Talara	43,358	107,095	100%
VI(3)	Lancones	584,305	1,443,232	100%
	TOTAL ===>	1,118,377	2,762,391

Note:	(1)	Conversion ratio of 2.47 acres per 1 hectare
	(2)	All blocks are subject to a 10% overriding royalty interest in favor of BPZ & Associates, Inc., an entity controlled by certain officers and directors of BPZ Energy, Inc.
	(3)	These blocks are covered by Technical Evaluation Agreements which have a 24 month initial term.

Description of Block Z-1

Block Z-1, a coastal offshore area encompassing 299,273 hectares (740,000 acres) is uniquely situated at the southern end of the Gulf of Guayaquil.

Description of Block XIX

Block XIX covers about 200,000 hectares lying entirely onshore and adjacent to Block Z-1 within the Tumbes basin of Oligocene-Neogene age.

Description of Area XVI

Block XVI is located onshore in NW Peru, within the Department of Piura, Province of Talara, and has an extension of 44,358.2 hectares (equivalent to 109,609.1 acres). Area XVI lies about 85 kilometers to the N.E. of the city of Talara, within the District of El Alto, and immediately to the east of Block X, currently operated by Petrobras Energia S.A., the largest producing block in the Talara Basin.

Description of Area VI

Area VI is located onshore in Northwest Peru, within the region known as Department of Piura, and covering parts of the Provinces of Talara, Sullana, Piura and Paita. Area VI has an areal extension of 584,437.7 hectares, equivalent to 1,443,561.2 acres, covering nearly the entire Lancones Basin.

Employees

As of September 30, 2004 BPZ employed 10 full-time employees (of which 3 are executive officers) and 4 part-time employees.  BPZ believes that its relationship with its employees is satisfactory. None of the employees are represented by a union.

Facilities

BPZ leases offices at 11999 Katy Freeway, Suite 560, Houston, Texas consisting of approximately 4,000 square feet.  The Company also maintains a small office at Av. Canaval y Moreyra 425, Office #81, San Isidro, Lima 27, Peru.

Results of Operations

The Company is in the early stage of developing its properties in Peru and does not currently have any production or revenues from these properties.  Its operations to date have been limited to technical evaluation of the properties and the design of development plans to exploit the oil and gas resources on those properties.

Our expenses to date have consisted principally of geological, geophysical and engineering costs as well as general and administrative costs.  These costs have increased significantly in 2004 from the levels during 2003 as the activity levels of the Company have increased.  We expect them to continue to increase as we proceed with our development plans.

In connection with the Merger, we recorded a charge in the amount of $16.3 million.  This charge is discussed in detail in Note 2 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Prior to the Merger, the Company primarily used debt financing to fund its operations.  In connection with the Merger, the Company received total net proceeds of approximately $5.4 million from a private placement of its common stock.  The Company believes that these funds will be adequate to allow it to meet its commitments and assure its continued operations for at least the next twelve months.  However, the Company will require additional financing in order to develop its properties and begin producing commercially significant revenues.  The Company may seek to fund these activities with either debt or equity financing, or some combination thereof.  The Company will be dependent on the capital markets for these funds and there can be no assurance that the Company will be successful in its efforts to secure such additional capital.

Item 3.  Controls and Procedures

Prior to the completion of the reverse merger, BPZ Energy, Inc. was a private company and lacked many of the accounting procedures and disclosure controls necessary to operate effectively as a public company in the current regulatory environment.  The Chief Executive Officer of the Company, Thomas E. Kelly, is currently serving as the Chief Financial Officer of the Company.  Mr. Kelly is not a certified public accountant, nor does the Company currently have any full-time employees or officers who possess the training and experience typically expected of the Chief Accounting Officer or Chief Financial Officer of a public company.  Mr. Kelly, in conjunction with the Company’s accounting and legal advisors, has reviewed the Company’s disclosure controls and procedures and concluded that the Company’s current disclosure controls and procedures are not adequate to ensure that (i) all material information relating to the Company and its consolidated subsidiaries would be made known to him by individuals within those entities, including during the period in which this report was being prepared, and (ii) that all material information required to be disclosed in its SEC reports is consistently recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In light of the deficiencies and weaknesses identified in the Company’s disclosure controls and procedures as discussed above, the Company engaged various consultants to assist it in preparing the financial statements for the periods contained in this report and Mr. Kelly and the Board of Directors have concluded, to the best of their knowledge and belief, that the financial information and disclosures contained in this report are complete and accurate.

Further, the Company is in the process of hiring additional personnel and engaging additional consultants to assist it in taking the necessary corrective actions to establish and/or improve the Company’s disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries will be made known to it by individuals within those entities, and that information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resources constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to, and may become a party to, disputes or litigation in connection with the conduct of its business.  Management is not aware of any pending or threatened litigation which would have a material impact on the Company’s financial position or results of operations.

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities

In connection with the Merger of the Company and BPZ Energy, Inc. (the “Merger”), the Company issued 9,000,000 shares of common stock in a stock for stock exchange to the shareholders of BPZ Energy, Inc.  This transaction is more fully discussed in Note 2 of the Notes to Consolidated Financial Statements.

In connection with the Merger, the Company issued 604,246 shares of common stock to Navidec Financial Services (“NFS”), a wholly-owned subsidiary of the Company.  Pursuant to the terms of the Merger agreement, NFS will be spun off to the shareholders of record of Navidec, Inc. immediately prior to the consummation of the Merger.

On September 29, 2004, the Company issued 500,000 shares of common stock to an individual in exchange for the retirement of $1,020,529 of debt.

As of September 30, 2004, the Company closed a private placement of common stock for cash that began on July 27, 2004.  The offering raised a total of $6,000,000 in gross proceeds through the sale of 3,000,000 common shares at a price of $2.00 per share to a total of 5% accredited investors.  The Company intends to use the net proceeds of this offering to develop its existing oil and gas properties, to acquire new properties, and for general working capital purposes, as management deems appropriate.  The net proceeds of the offering were approximately $5,640,000 after deducting placement agent fees of $360,000.

The shares of common stock issued during the period were exempted from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder.  Shares in the private placement were only offered to select accredited investors (as such term is defined in Rule 501(a) of Regulation D under the Securities Act).

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits.

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.  (Filed herewith).

32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.  (Filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIDEC, INC.

/s/ Thomas E. Kelly
Thomas E. Kelly
Chief Executive Officer and Chief Financial Officer

Date: November 22, 2004