Form 10QSB/A
period 2004-09-30
NAVIDEC INC
filed 2004-12-17
CIK 1023734

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

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

The sole purpose of this Amendment to the Form 10QSB for Navidec, Inc. is to include in Part I, Item 2 commencing on page 18 a new subsection entitled Twelve Month Plan of Operation.  All other information contained in the original filing for the period ended September 30, 2004 is unchanged including all of the financial statements and the financial statement footnotes.

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

Navidec, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenue	$—	$—	$—	$—

Operating expenses:
Payroll	55,959	17,185	85,280	45,878
General and administrative	150,096	4,548	261,475	16,506
Geological, geophysical and engineering	122,653	—	204,126	—
Other operating expense	—	200	—	542
Taxes, except income	1,342	—	2,230	128

Total operating expenses	330,049	21,934	553,110	63,053

Net loss from operation	(330,049)	(21,934)	(553,110)	(63,053)

Other income (expense):
Investment income in SMC Ecuador	162,753	—	162,753	—
Interest expense	(357,945)	—	(389,545)	—
Merger costs	(16,284,966)	—	(16,284,966)	—
Miscellaneous income	270	—	629	1,445

Total other income	(16,479,889)	—	(16,511,130)	1,445

Net loss before income taxes	(16,809,938)	(21,934)	(17,064,240)	(61,608)

Income taxes	—	—	—	—

NET LOSS	$(16,809,938)	$(21,934)	$(17,064,240)	$(61,608)

NET LOSS PER SHARE
Primary	(1.09)	(4.39)	(2.81)	(12.32)
Fully Diluted	(1.09)	(4.39)	(2.81)	(12.32)

WEIGHTED AVERAGE SHARES OUTSTANDING
Primary	9,033,963	5,000	6,055,314	5,000
Fully Diluted	9,033,963	5,000	6,055,314	5,000

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

TWELVE MONTH PLAN OF OPERATION

Our twelve month plan of operation as of September 30, 2004 is to accomplish important milestones for the Company, as discussed below. The achievement of our objectives is subject to our ability to obtain significant financing from external sources.  We are exploring and attempting to develop external financing options, but we do not currently have sufficient capital resources, nor do we have firm commitments from external sources to allow us to undertake all of the operations envisioned in this plan.

We intend to start producing gas by the third quarter of 2005 to feed the first 150 MW of a potential 600 MW gas-power electric generation complex to be built near the town of Caleta Cruz, in the Department of Tumbes, Peru.  This first phase will initially use gas from the Corvina and Piedra Redonda offshore natural gas fields, which are located just 10 and 25 miles away, respectively, from the power plant site.  The chosen power plant site has an existing substation and power transmission lines capable of handling the first 300 MW of power that will be delivered from this site.  Our immediate plan is to sell the gas from the existing shut-in well at Corvina to the future gas fired electric generation facility and also to participate in the revenue generated from the sale of the electricity.  Additional wells will be drilled from time to time as needed to meet the expected increasing demand and generation capacity, but such future development will most likely take place beyond the current twelve month plan.

To accomplish this, BPZ has, subject to official publication of final government approval, secured 100% working ownership of the License Contract for Block Z-1, where the nearby Corvina and Piedra Redonda gas fields are situated.  Official ratification and issuance of a Supreme Decree by the government of Peru is expected by January 2005.  BPZ has retained Gaffney Cline & Associates for an independent certification of the gas reserves found in the Corvina and Piedra Redonda gas fields.  The proposed gas power electric generation project is further supported by an independent power market analysis for the region.  We believe there is an opportunity to generate and profitably sell up to 600 MW of power into the Peruvian power market.

With 100% ownership of the Z-1 Block (subject to government royalty interests of 5% to 20% based on production and overriding royalties of 10%) and the gas reserves properly certified, BPZ plans to submit to Perupetro a declaration of commerciality and request its approval to implement a development plan for the Corvina and Piedra Redonda gas fields.  With the declaration of commerciality, including the respective authorization to have full access to the existing Corvina gas field platform, we expect to refurbish and commission the Corvina platform as well as the existing shut in gas well.

We plan to have this platform and the existing well ready for production, and the permit to build a gas line to the shore in time to deliver this gas to the proposed power plant at Caleta la Cruz by the third quarter of 2005.  Preliminary agreements have already been reached with vendors to supply at least one of the two gas fired electric generation turbines under a lease purchase arrangement.  Financing for the entire gas production and power development project is being sought through a combination of leasing, debt and equity resources.

Notwithstanding the large local power market targeted by our project in Peru, BPZ intends to simultaneously develop a previously announced gas-power strategy in nearby Ecuador over the next three years to fully monetize the large upside gas potential estimated for the Corvina and Piedra Redonda fields, as well as for the potentially significant and previously discovered natural gas reserves in the adjacent onshore Block XIX.  All of these areas are near the Ecuadorian border and can easily be developed for export sales of either raw gas or power generation via the interconnected transmission system to that country.

We expect to have our environmental permits to shoot seismic in Block XIX, an onshore area adjacent to the offshore Block Z-1, before the end of the first quarter 2005.  However, now that BPZ controls 100% of Block Z-1, our primary goal will be development of the gas production we need to commence power generation at the proposed electric plant.  As such, the seismic shoot in Block XIX may be scheduled later in the year when we have sufficient financial and technical resources available for that project.

An environmental study for the construction of the gas lines needed to transport the gas from the Corvina and Piedra Redonda gas fields to the power plant site, as well as an environmental study to build the power plant will be carried out during the first quarter of 2005.  These studies must be completed and approved before the gas lines and power plants may be built.

Our other two areas in Peru, which are held by BPZ under exclusive Technical Evaluation Agreements, will undergo geochemical studies throughout calendar year 2005. While relatively inexpensive, these geochemical studies should give us a good indication of the exploration and development potential of these areas, once the information is fully integrated with previously acquired geophysical and geological data by our technical staff.

We also hope to acquire additional producing properties in our core area of operations in Northwest Peru and Southwest Ecuador.  We are currently in advanced negotiations for the purchase of two properties which produce approximately 2,000 barrels of crude oil per day in Northwest Peru.  This acquisition is contingent upon external financing and completing due diligence on the producing properties.  This transaction, if consummated, should close during the first quarter of 2005.  There can be no guarantee that we will be able to obtain financing on terms acceptable to us for the purpose of such an acquisition.  However, based upon our preliminary economic and technical models, the acquisition appears to be commercially attractive and if consummated, would yield substantial benefits to the company.  Our twelve month plan also contemplates the addition of adequate technical and administrative staff, both locally in Peru and in our Houston headquarters to accomplish these objectives.  Local and field staffing are expected to be significantly augmented by the acquisition of these producing properties, which are already staffed with capable and experienced personnel.

While we believe we have adequate capital on hand to start implementing the ongoing gas-power strategy, our plan of operations will require substantial financing for the gas line and power plant installation, for which no firm commitments have been received and therefore no guarantees can be made as to their availability.  However, given the fact that substantial reserves are in place to fuel a power project, and that demand for power in both Peru and Ecuador exceeds the supply available at reasonable prices, BPZ Energy, Inc. believes it will obtain the needed financial resources to implement the proposed 12-month plan.  We have undertakings in place with highly respected investment banking advisors to secure the necessary capital resources for accomplishing our near term and longer term acquisition and development efforts.

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

Date: DECEMBER 17, 2004