Form 10KSB
period 2004-12-31
BPZ ENERGY INC
filed 2005-04-15
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐ TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-29098

BPZ Energy, Inc.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.           ☐

Registrant did not earn revenues for the fiscal year ended December 31, 2004.

The number of shares of Common Stock held by non-affiliates, as of March 31, 2005 was 8,015,515 shares, all of one class of common stock, no par value, having an aggregate market value of approximately $ 49,696,193 based upon the closing price of Registrant’s common stock on such date of $6.20 per share as quoted on the Electronic Over-the-Counter Bulletin Board (“OTCBB”).

As of March 31, 2005, BPZ Energy, Inc. had outstanding 16,891,237 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed no later than April 30, 2005 are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

TABLE OF CONTENTS

PART I

Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements and Supplementary Data
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 8A.	Controls and Procedures
Item 8B.	Other Information

PART III
Item 9.	Directors and Executive Officers of the Registrant
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

SIGNATURES

Certifications

PART I

BPZ Energy, Inc. (“BPZ” or the “Company”) cautions that this document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-KSB which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements.  These statements are based on certain assumptions and analyses made by the management of BPZ in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  BPZ cautions the reader that these forward-looking statements are subject to risks and uncertainties, many of which are beyond BPZ’s control that could cause actual events or results to differ materially from those expressed or implied by the statements.  See “Risk Factors” included in Item 1 - Description of the Business of this Form 10-KSB.

Item 1.  Description of Business

General

BPZ Energy, Inc. (“BPZ”), a Colorado corporation, formerly known as Navidec, Inc. (“Navidec”), was incorporated in 1993.  On September 10, 2004, BPZ Energy, Inc., a Texas corporation, engaged in oil and gas exploration and production, consummated a reverse merger with Navidec whereby BPZ became a wholly owned subsidiary of Navidec (the “Merger”).  BPZ was treated, for accounting purposes, as the acquiring entity.  See “Navidec Merger Transaction” below and Note 2 to the Consolidated Financial Statements for detailed discussion regarding the Merger.  On February 4, 2005, the Company changed its name to “BPZ Energy, Inc.”  Though the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing to avoid confusion.

BPZ, based in Houston, Texas, is an international energy company with properties in South America, specifically northwest Peru and southwest Ecuador.  The Company is focused on the development and production of oil and natural gas reserves and the complementary development of gas-fired power generation.

In 2001, BPZ established a registered branch in Peru, officially designated as “BPZ Energy, Inc. Sucursal Peru.”  Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.76 million acres in northwest Peru.  BPZ acquired a minority working interest in the license contract for Block Z-1 in November 2001 and subsequently acquired 100% ownership of the block in November 2004.  In addition, BPZ acquired a 100% working interest in the license contract for Block XIX in December 2003.  Generally, the term of a license contract in Peru is 40 years for gas exploration, development and production and 30 years for oil exploration, development and production.  In December 2003 the Company also entered into a Technical Evaluation Agreement for Area VI and a Promotional Technical Evaluation Agreement for Area XVI.  These latter two Agreements give BPZ the right to conduct technical evaluations of those areas over a 24-month period and the preferential right to enter into license contracts if the evaluations indicate the potential for profitable operations.

To date our activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties.  We have not drilled any wells or recognized any revenues from our operations and do not anticipate generating significant revenues from our properties prior to mid-2006.

In June 2004, BPZ acquired all of the capital stock of SMC Ecuador, Inc. (“SMC”), a Delaware corporation which owns a 10% interest in certain non-operated oil and gas producing properties located in the southwest region of the Republic of Ecuador (the “Santa Elena Properties”).  SMC has had its interest in the Santa Elena Properties for the past eight years, and the license agreement has been respected during this time.

Navidec Merger Transaction

On July 8, 2004, BPZ and Navidec entered into a Merger Agreement (the “Merger Agreement”) providing for the acquisition of BPZ as a wholly owned subsidiary of Navidec, in a transaction intended to qualify as a tax free share exchange. The Merger was consummated on September 10, 2004.

The Merger Agreement provided for the immediate issuance by Navidec of 9,000,000 shares of its common stock to the shareholders of BPZ and the future issuance of an additional 18,000,000 shares on an earn-out basis if BPZ achieves certain reserve and production goals.  The first earn-out target, relating to 9,000,000 shares, was achieved in December 2004.  At present, Navidec has only 20,000,000 common shares authorized for issuance.  The earn-out shares cannot be issued until the Company amends its Articles of Incorporation to increase the number of authorized shares, which will require shareholder approval.  Should all of the earn-out shares be earned, the shareholders of BPZ would receive, in the aggregate, 27,000,000 shares of common stock of Navidec.  Upon completion of the Merger, the officers and directors of Navidec resigned, except John R. McKowen, who remains a director, and the new directors and management of the Company became that of the acquired entity BPZ.  Navidec changed its name to BPZ Energy, Inc. on February 4, 2005.

As of the effective date of the merger, Navidec was owned approximately 18.9% by the new investors in the Company who acquired their shares in a $6 million private placement of the Company’s common stock which was consummated as of September 30, 2004, 24.4% by the legacy Navidec shareholders, and approximately 56.7% by the BPZ shareholders.  Assuming the pro forma issuance of the entire 18,000,000 shares of Navidec common stock subject to the earn-out, the post-merger Navidec would be owned approximately 8.9% by the new private placement investors, 11.4% by the legacy Navidec shareholders, and approximately 79.7% by the BPZ shareholders.  In addition, as of the Merger date, the Company assumed or granted 4,961,076 dilutive securities, consisting of warrants and stock options.  See Note 2 of the Notes to Consolidated Financial Statement for the nature and terms of these dilutive securities.

The Merger Agreement provided that all of the business assets and liabilities of Navidec would be assigned to and assumed by Navidec Financial Services, Inc., (“NFS”) a wholly owned subsidiary of Navidec, and spun-off to the shareholders of record of Navidec as of September 9, 2004.  All of the shares of NFS were distributed on February 3, 2005, though this transaction was deemed effective on a pre-merger basis under the terms of the Merger Agreement.  This “spin off” transaction requires registration with the Securities and Exchange Commission (“SEC”), and a registration statement on Form 10-SB was filed by NFS with the SEC for this purpose on January 31, 2005.  This registration statement is subject to SEC review and approval.  The distribution of the NFS shares will not be deemed registered shares until the application for registration becomes effective with the SEC and, thus, until such effectiveness, the NFS shares must be treated as restricted securities, which may not be sold without an applicable exemption from federal and state securities registration requirements.

As part of the merger transaction, Navidec agreed to provide through a private placement not less than $3 million nor more than $6 million in additional equity capital for BPZ’s operations and working capital needs.  As of September 30, 2004, this private placement was closed at $6.0 million of total gross proceeds.  Net proceeds of approximately $5.5 million became available for use by us in connection with the business operations of BPZ.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1934.  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The public can obtain any documents that we file electronically with the SEC at http://www.sec.gov.  In addition, the Company has recently developed a website (http://www.bpzenergy.com), on which we also make available, free of charge, all of the Company’s above mentioned filings with the SEC, including Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Securities Act of 1934.  These filings will be available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Competition

There is intense competition in the oil and gas industry with respect to the acquisition of producing properties, undeveloped acreage, and rights to explore for these properties.  Many major and independent oil and gas companies actively pursue and bid for the mineral rights of desirable properties, and many companies have been actively engaged in acquiring oil and gas properties in Peru and Ecuador.

We believe that our early efforts and knowledge of our targeted areas have given us a competitive advantage in Peru, and to a lesser extent, in Ecuador.  Although there are unleased tracts within our target area, we believe that these properties may be less attractive to other companies because it will be difficult for them to obtain a significant amount of contiguous mineral acres.  This results in part from our significant holdings in the vincinity of these unleased tracts. However, increased demand for license rights in surrounding areas may impact our ability to expand and grow in the future, particularly because many of our competitors have substantially greater financial and other resources, better name recognition and longer operating histories.  As a result, we may not be able to acquire additional oil and gas properties in desirable locations.

There is also intense competition in the oil and gas industry for access to contract drillers, geologists, and others needed to drill and complete wells.  Current demand for drilling and contract services in our target area appears to be reasonably stable, and we believe our early entry will allow us to build the relationships necessary for our success.  We do not anticipate that competition in this area will dramatically affect our plan of operation.  However, increased future demand for drillers and contractors may limit our ability to expand in a timely manner and may negatively impact our ability to grow.

Regulation

General

Various aspects of our oil and natural gas operations are currently or will be subject to various foreign laws and governmental regulations. These regulations may be changed from time to time in response to economic or political conditions.  Although we believe that our operations are and will be in substantial compliance with existing legislation and requirements of governmental bodies, our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls.  Our principals have many collective decades of experience in dealing directly with the Peruvian government on energy projects and in some cases have been directly involved in the drafting and promulgation of petroleum legislation.  Therefore we believe we are in a unique position to understand and comply with all local rules and regulations.  In management’s experience, owning and exploiting petroleum properties in certain foreign countries is less complicated than in the U.S., because existing legislation in such countries favors investments by foreign companies, particularly those owned by U.S.-based organizations.  However, our current permits and authorizations and our ability to obtain future permits and authorizations may, over time, be susceptible to increased scrutiny and greater complexity which could result in increased costs or delays in receiving appropriate authorizations.

Peru

Peruvian hydrocarbon legislation.  Peru’s hydrocarbon legislation, which includes the Organic Hydrocarbon Law No. 26221 and the regulations thereunder (the “Organic Hydrocarbon Law”), governs our operations in Peru. This legislation covers the entire range of petroleum operations, defines the roles of Peruvian government agencies which regulate and interact with the oil gas industry, requires that investments in the petroleum sector be undertaken solely by private investors (either national or foreign), and provides for the promotion of the development of hydrocarbon activities based on free competition and free access to all economic activities. This law provides that pipeline transportation and natural gas distribution must be handled via contracts.  All other petroleum activities are to be freely operated and are subject only to local and international safety and environment standards.

Under this legal system, Peru is the owner of the hydrocarbons located below the surface in its national territory. However, Peru has given the ownership right to extracted hydrocarbons to Perupetro, a state company that is responsible for promoting and overseeing the investment of hydrocarbon exploration and exploitation activities in Peru.  Perupetro is empowered to enter into contracts for either the exploration and exploitation or the exploitation of petroleum and gas on behalf of Peru, which are described further below.  The Peruvian government also plays an active role in petroleum operations through the involvement of the Ministry of Energy and Mines, the specialized government department in charge of devising energy, mining and environmental protection policies, enacting the rules applicable to all these sectors and supervising compliance with such policies and rules.  Within the Ministry of Energy and Mines, the Supervising Office for Investments in Energy (“OSINERG”) is the body charged with economic and technical supervision.  We are subject to the laws and regulations of all of these entities and agencies.

Perupetro generally enters into either License Contracts or Service Contracts for hydrocarbon exploration and exploitation. Peru’s laws also allow for other contract models, but the investor must propose contract terms that are compatible with Peru’s interests.  A company must be qualified by Perupetro to enter into hydrocarbon exploration and exploitation contracts in Peru.  In order to qualify, the company must meet the standards under the Regulations Governing the Qualifications of Oil Companies.  These qualifications generally require the company to have the technical, legal, economic and financial capacity to comply with all obligations it will assume under the contract based on the characteristics of the area requested, the possible investments and the environmental protection rules governing the performance of its operations.  When a contractor is a foreign investor, it is expected to incorporate a subsidiary company or registered branch in accordance with Peru’s municipal laws and appoint representatives who will interact with Perupetro.

Our Peruvian branch, BPZ Energy, Inc., Sucursal Peru, has been qualified by Perupetro with respect to our current contracts.  However, Perupetro reviews the qualification for each specific contract to be signed by a company. Additionally, the qualification for foreign companies is granted in favor of the home office or corporation, which is jointly and severally liable at all times for the technical, legal, economic and financial capacity of the Peruvian branch.

When operating under a License Contract, the licensee is the owner of the hydrocarbons extracted from the contract area during the performance of operations, and pays royalties which are collected by Perupetro.  The licensee can dispose of the petroleum in any manner whatsoever, subject to a limitation in the case of natural emergencies where the law stipulates the manner of disposal.

Licensees are obligated to submit quarterly reports to the Petroleum Bureau (Dirección General de Hidrocarburos). Licensees must also submit a monthly economic report to the Central Bank of Peru. These reports are generally combined and delivered together with other operating reports required to be submitted to Perupetro.

Previously, all License Contracts were granted by the Ministry of Energy and Mines.  The change to Perupetro as the License Contract grantor subjects all License Contracts to a new legal framework.  There is limited precedent for these new licensing procedures and there is some uncertainly as to exactly how the licensing procedure will function in the future.

Under Service Contracts, the ownership of all of the extracted petroleum is vested in Perupetro and the company will receive compensation agreed to by the parties. However, Perupetro is granted the power to remunerate the investor either in cash or in kind, depending on the level of investment and the volume of production.

The duration of the contracts is based on the nature of the hydrocarbons discovered.  The contract duration for crude oil is thirty years, while the contract duration for natural gas and condensates is forty years.  The periods commence on an agreed date and are determined based on location of the contract area, season of the year in which exploration commences, and other similar factors.  Contracts typically include an exploration phase and an exploitation phase, unless the contract is solely an exploitation contract.  Within the contract term, seven years is allotted to exploration, with the possibility of three extensions of one year each.  There is also a potential deferment period for a maximum of ten years if certain factors recognized by law delay the economic viability of a discovery, such as lack of transportation facilities or lack of a market. The exploration phase is generally divided into several periods, and each period includes a minimum work program. The fulfillment of work programs must be supported by an irrevocable bank guaranty, usually in the amount of thirty to forty percent of the estimated value of the minimum work program.

Perupetro also grants Technical Evaluation Agreements. These agreements give the contractor the right to conduct technical evaluations of the areas under such agreements and to enter into License Contracts if the evaluations indicate the potential for profitable operations. The Technical Evaluation Agreement is generally for a period of twenty-four months, depending upon the volume and nature of the work to be carried out.

We currently have two License Contracts and two Technical Evaluation Agreements. We have executed certain letters of guaranty to guarantee our performance under the License Contracts and Technical Evaluation Agreements, including a $1.3 million bond posted in January 2005 to secure part of our obligations under the License Contract for Block Z-1. This bond was secured by the deposit of restricted cash with the financial institution which issued the bond.  Should we fail to fulfill our obligations under the License Contracts, without technical justification or other good cause, Perupetro could seek recourse to the bond or terminate the license.

Peruvian fiscal regime.  Peru’s fiscal regime determines the levels of the government’s entitlement from petroleum activities. This regime is subject to change, which could negatively impact our business.

Contractors under license agreements are subject to royalty payments, which are usually a fixed percentage of the actual production sold. The taxing regulations stipulate a minimum royalty payment of fifteen percent. A contractor is sometimes granted the right to pay less based on the circumstances.  Under a Service Contract, Perupetro receives all of the petroleum produced on behalf of Peru and the contractor is remunerated for the volume produced as stipulated under the contract.

The Organic Hydrocarbon Law and the Regulations Governing the Tax Stability Guaranty and Other Tax Rules of the Organic Hydrocarbon Law provide that the tax regime in force on the date of signing a contract will remain unchanged during the term of the contract.  Therefore, any change to the tax regime, which results in either an increase or decrease in the tax burden, will not affect the contractor.

At the exploration phase, contractors are exempt from import duties and other forms of taxation applicable to goods intended for exploration activities. Exemptions are withdrawn at the production phase. In certain instances, the contractor is entitled to import goods tax-free for a two-year period.

Income tax is levied on the income of the contractor based upon the current legal corporate tax rate in effect at the date the contract was signed. Contractors engaged in the exploration and production of crude oil, natural gas and condensates must determine their taxable income separately for each of these activities.  Where a contractor carries out these activities in more than one area under different individual contracts, it may consolidate all costs and expenses incurred in overall operations for purposes of determining the corporate income tax.

Peruvian labor and safety legislation.  Our operations in Peru will also be subject to the Unified Labor Law, which governs the labor force in the petroleum sector. In addition, the Organic Hydrocarbon Law and related Safety Regulations for the Petroleum Industry also regulate the safety and health of workers involved in the development of hydrocarbon activities. All entities engaged in the performance of activities related to the petroleum industry must provide the General Hydrocarbons Bureau on a semi-annual basis with the list of their personnel, indicating their nationality, specialty and position. These entities must also permanently train their workers on the application of safety measures in the operations, and control of disasters and emergencies. Each entity must keep detailed records of all accidents that occur in its operations and report all accidents to the General Hydrocarbons Bureau. The regulations also contain provisions on accident prevention and personnel health and safety, which in turn include rules on living conditions, sanitary facilities, water quality at workplaces, medical assistance and first-aid services.  Provisions specifically related to the exploration phase, which is our current phase of operations, are also contained in the regulations and include safety measures in camps, medical assistance, food conditions, and handling of explosives. Additional safety regulations may also apply as we expand and develop our operations.

Peruvian electric power legislation.  Our business plan envisions the generation of electricity and the sale of such electric power in Peru. The basic laws in Peru governing electric power, which will apply to our future operations, are the Law of Electric Power Concessions and the Regulations for the Environmental Protection of Electric Power Activities, the corresponding regulations for each, as well as additional related laws and regulations including all legislation regarding Electric Power Tariffs and all regulations and technical norms created by the National Commission of Electric Power Tariffs.

Peruvian environmental regulation.  Our operations are subject to numerous and frequently changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Peru has enacted specific environmental regulations applicable to the petroleum industry. The Code on the Environment and the Natural Resources establishes a framework within which all specific laws and regulations applicable to each sector of the economy are to be developed.  These laws and regulations are designed to ensure the continual balance of environmental and petroleum interests.  The regulations stipulate certain environmental standards expected from contractors.  They also specify appropriate sanctions to be enforced by the Ministry of Mines and Energy if a contractor fails to maintain such standards.  The Ministry of Mines and Energy is charged with the responsibility of issuing the applicable standards. OSINERG is responsible for enforcing compliance with applicable environmental rules against companies engaged in hydrocarbon activities.

The Organic Hydrocarbon Law also addresses the environmental regulatory regime in Peru.  The law originally prohibited any mining or extractive operations within certain areas designated for protection. It was, however, subsequently modified to enable investors to prospect for hydrocarbons within protected areas, provided there is compliance with several obligations.  We must comply with these obligations as we conduct our business on an ongoing basis.  The

Environmental Regulations for Hydrocarbon Activities provide that companies participating in the implementation of projects, performance of work and operation of facilities related to hydrocarbon activities are responsible for the emission, discharge and disposal of wastes into the environment.  Companies must annually file a report corresponding to the previous year describing the company’s compliance with the environmental legislation in force.

Companies involved in hydrocarbon activities must also prepare and file an Environmental Impact Study (“EIS”) with the General Hydrocarbons Bureau, which is part of the Ministry of Energy and Mines, in order for the relevant activities to comply with the maximum permissible emission limits set forth by the Ministry of Energy and Mines.  An EIS must be prepared for each project to be carried out.  All of these proposals must be approved by the General Environmental Bureau, which is also part of the Ministry of Energy and Mines.

In addition, any party responsible for hydrocarbon activities must file an “Oil Spill and Emergency Contingency Plan” with the General Hydrocarbons Bureau. The plan must be updated at least once a year and must contain information regarding the measures to be taken in the event of spills, explosions, fires, accidents, evacuation, etc.  It must also contain information on the procedures, personnel and equipment required to be used and procedures to be followed to establish uninterrupted communication between the personnel, the government representatives, the General Hydrocarbons Bureau and other State entities.

Any failure to comply with environmental protection rules, the import of contaminated products, or the company’s failure to keep a monitoring register or send reports to the General Hydrocarbons Bureau in a timely fashion, could subject the Company to fines. In addition, the General Hydrocarbons Bureau may consider imposing a prohibition or restriction of the relevant activity, an obligation to compensate the aggrieved parties and/or an obligation to immediately restore the area.  The company responsible for any default can also be subject to a suspension of operations for a term of one, two or three months, or indefinitely. Furthermore, any contract signed with the Peruvian government, the implementation of which jeopardizes or endangers the protection or conservation of protected natural areas, can be terminated.

Our Company is subject to all Peruvian environmental regulations now in existence and those existing in the future. The enactment and enforcement of environmental laws and regulations in Peru is relatively new.  We are therefore uncertain how Peruvian authorities will enforce and supervise environmental compliance and standards. Further, we cannot predict any future regulation or the cost associated with future compliance.

Although we believe that our operations are in substantial compliance with existing environmental requirements, our ability to conduct continued operations is subject to satisfying applicable regulations. Our current permits and authorizations and ability to obtain future permits and authorizations may be susceptible, on a going forward basis, to increased scrutiny, greater complexity resulting in increased costs, or delays in receiving appropriate authorizations. In particular, we may experience in the future delays in obtaining permits and authorizations in Peru necessary for our operations. We are required to obtain an environmental permit or approval from the government in Peru prior to conducting any seismic operations, drilling a well or constructing a pipeline in Peruvian territory, including the waters in offshore Peru where we intend to conduct oil and gas operations.

Compliance with Existing Legislation in Peru

Although we believe that our operations are and will be in substantial compliance with existing legislation and requirements of Peruvian governmental bodies, our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls.  As noted above, our principals have many collective decades of experience in dealing directly with the Peruvian government on energy projects and in some past cases have been directly involved in the drafting and promulgation of petroleum legislation.  Therefore we believe we are in a unique position to understand and comply with all local rules and regulations.

Ecuador

SMC Ecuador, Inc. has had its interest in the Santa Elena oil fields for the past eight years, and the license agreement has been respected throughout this time.  As a non-operator, we are not directly subject to the laws and regulations of Ecuador covering the oil and gas industry and the environment.  However, if we begin operating activities in Ecuador, we will be directly subject to such laws and regulations.

Environmental Compliance and Risks

As an owner or lessee and operator of oil and gas properties throughout South America, we are subject to various national, state and local laws and regulations relating to discharge of materials into, and protection of, the environment.  These laws and regulations may, among other things, impose liability on the contractor under an oil and gas license agreement for the cost of pollution clean-up resulting from operations, subject the contractor to liability for pollution damages, and require suspension or cessation of operations in affected areas.

We do not presently maintain environmental insurance coverage, because, in management’s best judgment, such coverage is not necessary at this time in view of our limited activities.  However, we may acquire such insurance coverage in the future based on our assessment of the risks of our operations and the costs of such coverage.  No such coverage can insure us fully against all environmental risks. We are not aware of any environmental claims existing which would have a material impact upon our financial position or results of operations.

We have made and will continue our efforts to comply with these requirements, which we believe are necessary to successful long-term operations in the oil and gas industry.  We have established policies for continuing compliance with environmental laws and regulations.  The costs incurred by these policies and procedures are inextricably connected to normal operating expenses such that we are unable to separate the expenses related to environmental matters; however, we do not believe any such additional expenses are material to our financial position or results of operations.

We do not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries.  However, there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact.

Operational Hazards and Insurance

Our operations will be subject to the usual hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks.  These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

We will evaluate whether to obtain general liability insurance and in what amounts based on whether we believe the terms and costs are reasonable for our operations.  Such insurance will not cover every potential risk associated with the drilling, production and processing of oil and gas. In particular, coverage is not obtainable for all types of environmental hazards.  The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to obtain or maintain adequate insurance at rates we consider reasonable.

Research and Development

BPZ seeks to use advanced technologies in the evaluation of its oil and gas properties and new opportunities.  The Company generally does not develop such technologies internally, but its technical team works with outside vendors to test and utilize these technologies to the fullest practical extent, particularly in the application of geophysical and exploration software.  In certain cases, the collaboration of the Company has aided the development of these technologies.  The Company does not believe it has incurred any quantifiable incremental costs in research and development activities.

Offices and Employees

Our corporate headquarters office is in Houston, Texas, where we lease approximately 4,000 square feet of office space under a twelve-month renewable lease.  We also maintain an administrative office in Lima, Peru under a month-to-month lease.

As of December 31, 2004, we employed 9 full-time employees (of which 3 are executive officers) in the Houston office, and 2 full-time employees and 1 part-time employee in the Peru office. BPZ believes that its relationship with its employees is satisfactory. None of the employees are represented by a union.

RISK FACTORS

Risks Relating to the Oil and Natural Gas Industry and Our Business.

We have a limited operating history and have only engaged in start-up activities.  Although BPZ was formed in 2001, we are in a formative stage because we have not had significant business operations since formation and have generated no revenues from the production of oil or gas from our properties. We are also subject to all of the risks inherent in attempting to expand a relatively new business venture.  Such risks include, but are not limited to, the possible inability to profitably operate our existing properties or properties to be acquired in the future, our possible inability to fund the requirements of such properties and our possible inability to acquire additional properties that will have a positive effect on our operations. There can be no assurance that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of the Company’s securities.

We own rights to oil and gas properties that have not yet been developed.  We own rights to oil and gas properties that have limited or no development. There are no guarantees that our properties will be developed profitably or that the potential oil and gas resources on the property will produce as expected if they are developed.

We require significant additional financing for the exploration and development of our foreign oil and gas properties, which may not be available.  We currently have limited working capital. With the net proceeds from a recently completed $6 million private offering limited to accredited investors completed on September 30, 2004, we have begun to implement our plans to develop our existing oil and gas properties, but we do not have sufficient funds required to bring our exploration, development and acquisition activities to profitability.  We anticipate that full and profitable development of our existing and future oil and gas discoveries and prospects in South America may take several years and will require significant additional capital expenditures that we will not be able to fund from operations.  If we are unable to timely obtain adequate funds to finance these expenditures, our ability to develop our oil and gas reserves may be severely limited or substantially delayed.  Such limitations or delay would likely result in substantial financial losses and the potential loss of our oil and gas leases.

We anticipate that amounts required to fund our foreign activities will be funded from debt financing, sale of equity interests in the Company, joint venture arrangements, the sale of oil and gas interests, and/or future cash flows from operations.  The exact nature and terms of such funding sources is unknown at this time, and there can be no assurance that we will obtain such funding or have adequate fund available to finance our operations in Peru.

Our future operating revenue is dependent upon the performance of our properties.  Our future operating revenue depends upon our ability to profitably operate our existing properties by drilling and completing wells that produce commercial quantities of gas and to expand our operations through the successful implementation of our plans to explore and acquire additional properties. The successful development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors.  Such assessments are necessarily inexact.  There can be no assurances that once in operation we can produce sufficient operating revenue to operate our existing properties or acquire additional oil and gas producing properties and leases.  We may not discover any recoverable reserves, or we may not be able to make a profit from the reserves that we discover.  In the event that we are unable to produce sufficient operating revenue to fund our future operations, we will be forced to seek additional, third-party funding, if such finding can be obtained.  Such options would include debt financing, sale of equity interests in the Company, joint venture arrangements, or the sale of oil and gas interests.  If we are unable to secure such alternative financing on a timely basis we could be required to delay or scale back our operations.  If such unavailability of funds continues for any extended period of time, this could result in the termination of our operations and the loss of an investor’s entire investment.

Our business involves many uncertainties and operating risks that may prevent us from realizing profits and can cause substantial losses.  Our development activities may be unsuccessful for many reasons, including weather (such as the effects of “El Nino” off the coasts of Peru and Ecuador), the drilling of dry holes, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure we will realize a profit on our investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. Our business involves a variety of operating risks, including:

•                  fires;

•                  explosions;

•                  blow-outs and surface cratering;

•                  uncontrollable flows of natural gas, oil and formation water;

•                  natural disasters, such as hurricanes and other adverse weather conditions;

•                  pipe, cement, subsea well or pipeline failures;

•                  casing collapses;

•                  mechanical difficulties, such as lost or stuck oil field drilling and service tools;

•                  abnormally pressured formations;

•                  environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If we experience any of these problems, any well bores, platforms, gathering systems and processing facilities could be affected, which could adversely affect any drilling operations we may commence. We could also incur substantial losses as a result of:

•                  environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;

•                  injury or loss of life;

•                  severe damage to and destruction of property, natural resources and equipment;

•                  pollution and other environmental damage;

•                  clean-up responsibilities;

•                  regulatory investigation and penalties;

•                  suspension of our operations; and

•                  repairs to resume operations.

If any of these risks occur, and our resulting losses are significant, we may have to curtail or suspend any drilling operation we may eventually commence.

We plan to conduct offshore exploration, exploitation and production operations off the coast of northwest Peru, all of which are also subject to a variety of operating risks peculiar to the marine environment.  Such risks include capsizing, collisions and damage or loss from adverse weather conditions or interference from commercial fishing activities. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for exploration, exploitation and acquisitions or result in loss of equipment and properties.

The geographic concentration of our properties in northwest Peru and southwest Ecuador subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting that region specifically.  The geographic concentration of our properties in northwest Peru and southwest Ecuador and adjacent waters means that some or all of our properties could be affected by the same event should that region experience:

•                  severe weather;

•                  delays or decreases in production, the availability of equipment, facilities or services;

•                  delays or decreases in the availability of capacity to transport, gather or process production; or

•                  changes in the regulatory environment.

Because all our properties could experience the same condition at the same time, these conditions could have a relatively greater impact on our results of operations than they might have on other operators who have properties over a wider geographic area.

Instability of International Operations.  Presently, substantially all of our oil and gas properties are located in South America, specifically Peru and Ecuador. The success and profitability of our international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including host-country export, excise and income taxes and U.S. taxes on foreign operations) and fluctuations in the value of the U.S. dollar versus the local currencies in which oil and gas producing activities may be conducted.  This instability in laws, expenses of operations and fluctuations in exchange rates may make our assumptions about the economic viability of our oil and gas properties incorrect.  If these assumptions are incorrect, we may not be able to earn sufficient revenue to cover our costs of operations.

Our operations in Peru and Ecuador involve substantial costs and are subject to certain risks because the oil and gas industry in Peru and Ecuador is less developed than in the United States.  The oil and gas industries in Peru and Ecuador are not as developed as the oil and gas industry in the United States. As a result, our drilling and development operations in many instances will take longer to complete and may cost more than similar operations in the United States. The availability of technical expertise, specific equipment and supplies may be more limited in Peru and Ecuador than in the United States. Further, once oil and natural gas production is recovered, there are fewer ways to transport it to market for sale. Pipeline and trucking operations are subject to uncertainty and lack of availability. Oil and natural gas pipelines and truck transport travel through miles of territory and are subject to the risk of diversion, destruction or delay. We expect that such factors will continue to subject our international operations to economic and operating risks that companies with domestic operations do not experience.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and exploitation plans on a timely basis and within our budget.  Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploitation and exploration operations, which could have a material adverse effect on our business, financial condition or results of operations.  If the unavailability or high cost of rigs, equipment, supplies or personnel were particularly severe in Peru and Ecuador, we could be materially and adversely affected because our operations and properties are concentrated in those areas.

We are subject to numerous foreign laws and regulations of the oil and natural gas industry that can adversely affect the cost, manner or feasibility of doing business.  Our operations are subject to extensive foreign laws and regulations relating to the exploration for and the development, production and transportation of oil and natural gas. Future laws or regulations, any adverse change in the interpretation of existing laws or our failure to comply with existing legal requirements may harm our business results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with governmental regulations, such as:

•                  work program guarantees and other financial responsibility requirements;

•                  taxation;

•                  royalty requirements;

•                  customer requirements;

•                  operational reporting; and

•                  safety requirements.

Under these laws and regulations, we could be liable for:

•                  personal injuries; and

•                  property and natural resource damages; and governmental infringements and sanctions.

If we fail to comply with the terms of certain contracts related to our foreign operations, we could lose our rights under each of those contracts.  The terms of each of our contracts with the government of Peru, including our Peruvian License Contracts and Technical Evaluation Agreements, require that we perform certain activities, such as seismic interpretations and the drilling of required wells in accordance with those contracts and agreements. Our failure to timely perform those activities as required could result in the loss of our rights under a particular contract or the loss of the amounts we have posted as a guaranty for the performance of such activities, which would likely result in a significant loss to us. As of December 31, 2004, we believe we were in compliance with all of the material requirements of each of such contracts.

We are subject to complex environmental regulatory and permitting laws and regulations that can adversely affect the cost, manner and feasibility of our planned operations.  The development, production and sale of oil and gas in South America are subject to extensive environmental laws and regulations.  Our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls.  For example, we are required to obtain an environmental permit or approval from the government in Peru prior to conducting seismic operations, drilling a well or constructing a pipeline in Peruvian territory, including the waters in offshore Peru, where we intend to conduct future oil and gas operations.  Failure to comply with these laws and regulations also may result in the suspension or termination of our planned drilling operations and subject us to administrative, civil and criminal penalties.

Our current permits and authorizations and our ability to get future permits and authorizations may, over time, be susceptible to increased scrutiny, resulting in increased costs, or delays in receiving appropriate authorizations. In particular, we may experience delays in obtaining permits and authorizations in Peru and Ecuador necessary for our operations. Compliance with these laws and regulations may increase our costs of operations, as well as further restrict our foreign operations.  Moreover, these laws and regulations could change in ways that substantially increase our costs. These laws and regulations have changed frequently in the past and have generally imposed more stringent requirements that increase operating costs or require capital expenditures in order to remain in compliance.  It is also possible that unanticipated developments could cause us to make environmental expenditures that are significantly different from those we currently anticipate, thereby increasing our overall costs. Failure to comply with new regulations could cause us to suspend or terminate certain operations or subject us to administrative, civil and criminal penalties.  Any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and our ability to implement our plan of operation.

Compliance with, or breach of, laws relating to the discharge of materials into, and the protection of the environment, can be costly and could limit our operations.  As an owner or lessee and operator of oil and gas properties throughout Peru and Ecuador, we are subject to various national, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner or lessee under an oil and gas lease for the cost of property damage, oil spills, discharge of hazardous materials, remediation and clean-up resulting from operations, subject the owner or lessee to liability for pollution damages and other environmental damages, and require suspension or cessation of operations in affected areas.

We have established practices for continued compliance with environmental laws and regulations. We believe the costs incurred by these policies and procedures are necessary business costs in the oil and gas industry. There is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not increase such compliance costs, or have a material adverse effect upon our capital expenditures, earnings or competitive position.

Our oil and gas operations involve substantial costs and are subject to various economic risks.  Our oil and gas operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire producing properties and to drill exploratory wells. The cost and length of time necessary to produce any reserves may be such that it will not be economically viable. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. We also face the risk that the oil and/or gas reserves are less than anticipated, that we will not have sufficient funds to drill on the property, that we will not be able to market the oil and/or gas due to a lack of a market and that fluctuations in the prices of oil and/or gas will make development of those leases uneconomical. This could result in a total loss of our investment. In addition, the cost and timing of drilling, completing and operating wells is often uncertain.

Competition for oil and natural gas properties and prospects is intense; some of our competitors have larger financial, technical and personnel resources that give them an advantage in evaluating and obtaining properties and prospects.  We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil and natural gas and securing trained personnel and equipment. In addition, changes in Peruvian government regulation have enabled multinational and regional companies to enter the Peruvian energy market. Competition in our business activities has increased and will increase further, as existing and new participants expand their activities as a result of these regulatory changes. Many of our competitors possess and employ financial resources that allow them to obtain substantially greater technical and personnel resources than we have. We actively compete with other companies in our industry when acquiring new leases or oil and gas properties. For example, Perupetro may choose to call for bids, either through international competitive biddings or through private bidding processes by invitation, if several companies are interested in an area, and award the contract to the highest bidder. These additional resources can be particularly important in reviewing prospects and purchasing properties. Our competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our competitors may also be able to pay more for productive oil and natural gas properties and exploratory prospects than we are able or willing to pay. On the acquisition opportunities made available to us, we compete with other companies in our industry for properties operated by third parties through a private bidding process, direct negotiations or some combination thereof. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted. The availability of properties for acquisition depends largely on the divesting practices of other oil and natural gas companies, commodity prices, general economic conditions and other factors we cannot control or influence.

The loss of senior management or key technical personnel could adversely affect us.  Certain members of management who have substantial expertise in the type of endeavors presently conducted by us, have been engaged by the Company. We do not maintain any life insurance against the loss of any of these individuals. To the extent that their services become unavailable, we will be required to retain other qualified personnel. There can be no assurance that we will be able to recruit and hire qualified persons upon acceptable terms.

Similarly, the oil and gas exploration industry requires the use of personnel with substantial technical expertise.  In the event that the services of our current technical personnel become unavailable, we will need to hire qualified personnel to take their place.  No assurance can be given that we will be able to recruit and hire such persons on acceptable terms.

Insurance does not cover all risks.  Exploration for and production of oil and natural gas can be hazardous, involving unforeseen occurrences such as blowouts, cratering, fires and loss of well control, which can result in damage to or destruction of wells or production facilities, formations, injury to persons, loss of life, or damage to property or the environment. Even if we are able to secure additional financing, we may not have sufficient capital to establish any reserves for contingent liabilities or workovers. We do not presently maintain insurance against losses or liabilities arising from our operations or for environmental coverage. We will evaluate whether we will obtain insurance coverage and in what amounts, consistent with our business activities in the future, should our management determine that we have sufficient funds to do so. No such insurance coverage can insure for all operational or environmental risks. The occurrence of an event that is not insured or not fully insured could result in losses to us. For example, uninsured environmental damages, property damages or damages related to personal injuries could divert capital needed to implement our plan of operation. If any such uninsured losses are significant, we may have to curtail or suspend our drilling operations until such time as replacement capital is obtained, if ever.

A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition, cash flow, liquidity or results of operations and our ability to meet our capital expenditure obligations and financial commitments to implement our business plan.  With respect to our oil and gas business, any revenues, cash flow, profitability and future rate of growth we achieve will be greatly dependent upon prevailing prices for oil and gas. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also expected to be dependent on oil and gas prices. Oil and natural gas are commodities, and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, oil and gas prices and markets have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to potentially wide fluctuations in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty, and a variety of additional factors that are beyond our control. Those factors include:

•                  international political conditions (including wars and civil unrest),

•                  the domestic and foreign supply of oil and gas,

•                  the level of consumer demand,

•                  weather conditions,

•                  domestic and foreign governmental regulations and other actions,

•                  actions taken by the Organization of Petroleum Exporting Countries (OPEC),

•                  the price and availability of alternative fuels, and

•                  overall economic conditions.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas we can produce economically, if any. A substantial or extended decline in oil and natural gas prices may materially affect our future business, financial condition, results of operations, liquidity and borrowing capacity we may have and may require a reduction in the carrying value of our oil and gas properties.

We may not be able to develop a proven reserve base.  Our future success will depend upon our ability to find, acquire and develop oil and gas reserves that are economically recoverable.  Any reserves we develop will decline as they are produced, except to the extent that we conduct successful revitalization activities, or are able to acquire properties containing proven reserves, or both.  To develop reserves and production, we must implement our development and production programs, identify and produce previously overlooked or by-passed zones and shut-in wells, acquire additional properties or undertake other replacement activities. Our current strategy is to develop a reserve base, production and cash flow through the development of oil and gas fields to which we have development rights and selective acquisitions of other desirable oil and gas properties where we can utilize new and existing technology. We can give no assurance that our planned development, revitalization, and acquisition activities will result in significant reserves or that we will have success in discovering and producing reserves at economical exploration and development costs. We may not be able to locate geologically satisfactory property, particularly since we will be competing for such property with other oil and gas companies, most of which have much greater financial resources than ourselves. Moreover, even if desirable properties are available to us, we may not have sufficient funds with which to acquire additional leases. While our revenues may increase if prevailing oil and gas prices increase significantly, exploration costs for additional reserves may also increase.

Item 2.  Description of Properties

BPZ’s Properties in Peru

The Company currently owns a 100% working interest in license contracts for Block Z-1 and Block XIX.  We have also entered into a Technical Evaluation Agreement for Area VI and a Promotional Technical Evaluation Agreement for Area XVI.  These latter two Agreements give us the right to conduct technical evaluations of those areas over a 24-month period and the preferential right to enter into license contracts if the evaluations indicate the potential for profitable operations.  These four blocks occupy a combined area of approximately 2.76 million acres.  The term of a license contract in Peru is generally 40 years for gas exploration, development and production and 30 years for oil exploration, development and production.

BPZ’S EXPLORATION PROJECTS IN NORTHWEST PERU

CONTRACT / AGREEMENT	BASIN	AREA (c)	BPZ’s Participation
		(acres)	(%)
Block Z-1 (a)	Tumbes	739,205	100%
Block XIX (a)	Tumbes/Talara	472,860	100%
Area XVI (b)	Talara	107,095	100%
Area VI (b)	Lancones	1,443,561	100%
	TOTAL ===>	2,762,721

(a) License Contract

(b) Technical Evaluation Agreement

(c) All acreage is considered undeveloped

Description of Block Z-1 and License Contract

Block Z-1, a coastal offshore area encompassing 739,205 acres, is situated at the southern end of the Gulf of Guayaquil in northwest Peru.  Geologically, the block lies within the Tumbes basin.  From the coastline, water depths increase gradually.  The average water depth of the area is approximately 200 feet and only 10% of the area has depths greater than 500 feet.  There are four structures which were drilled in the 1970’s and 1980’s by previous operators, including Tenneco, Inc. and Belco Oil and Gas Corporation.  These structures are known as the Albacora, Corvina, Delfin and Piedra Redonda fields.  Wells drilled in each of these structures encountered hydrocarbons, principally natural gas, while drilling at depths ranging from 6,000 to 12,000 feet.  However, at the time the wells were drilled, it was not considered economic to produce and sell natural gas from the fields.  Accordingly, the wells were either suspended or abandoned.

BPZ originally acquired its initial interest in Block Z-1 in a joint venture with Syntroleum Corporation, under an exploration and production license contract dated November 30, 2001, with an effective date of January 29, 2002.  Under the original contract, BPZ owned a 5% non-operating working interest in the block.  Syntroleum later transferred its interest to Nuevo Energy, Inc.  Subsequent to the merger of Nuevo Energy, Inc. and Plains Exploration and Production Company, Nuevo Energy, Inc. relinquished its interest in Block Z-1 and BPZ assumed this interest and the remaining obligations under the contract.  Perupetro approved the assumption of Nuevo’s interest by BPZ and the designation of BPZ as a qualified operator under the contract in November 2004.  Such action was subject to official ratification and issuance of a Supreme Decree by the government of Peru, which was received in February 2005.  Accordingly, an amended contract was signed with Perupetro, which named BPZ as the owner of 100% of the participation under the license contract.  The Block Z-1 contract term is 30 years from the effective date for oil production and 40 years for gas production.  Royalties under the contract vary from 5% to 20% based on production volumes.

The license contract provides for an initial exploration period of seven years, which is divided into four periods, and can be extended under certain circumstances for an additional three years.  Each period has a commitment for exploration activities and requires a financial guarantee to secure the performance of the work commitment during such period.  Block Z-1 is currently in the second exploration period which will last for up to 18 months, ending in July 2006.  During the second exploration period, the Company must drill at least one exploratory well or acquire 300 square kilometers of seismic data.  The Company posted a $1.3 million performance bond in January 2005 in connection with the second exploration period.  The third exploration period is scheduled to begin in July 2006 and expire in January 2008 and will require the drilling of an additional exploratory well or other equivalent work commitments and will require a performance bond of $1.0 million.  The fourth and final exploration period is scheduled to begin in January 2008 and expire in January 2009.  It will also require the drilling of an additional exploratory well or other equivalent work commitments and will require a performance bond of $1.0 million.  The performance bond amounts are not cumulative, and are released as soon as the work commitment for that exploration period has been satisfied.  In addition, BPZ is required to make technology transfer payments, related to training costs of Perupetro professional staff, during the exploration phase of $50,000 per year.

The exploitation, or development, period of the contract will commence as soon as the Company declares a commercial discovery and receives approval for a field development plan.  The Company must declare a commercial discovery no later than the end of the last exploration period, including any extensions or deferments.  Under the terms of the contract, oil production can continue for a total of 30 years from the effective date of the contract, and gas production can continue for 40 years.

Description of Block XIX

Block XIX covers approximately 472,860 acres, lying entirely onshore and adjacent to Block Z 1 in northwest Peru.  Geologically, the block lies primarily within the Tumbes basin of Oligocene-Neogene age, but also covers part of the Talara Basin to the south.

In February 2003, BPZ entered into a Technical Evaluation Agreement with Perupetro for Block XIX.  In December 2003, the Company signed a license contract whereby it acquired a 100% interest in Block XIX.  The term for the exploration period is seven years and can be extended under certain circumstances for an additional period of up to three years.  If a commercial discovery is made during the exploration period, the contract will allow for the production of oil for a period of 30 years from the effective date and the production of gas for a period of 40 years.  Royalties under the contract vary from 5% to 20% based on production volumes.

The seven year exploration phase is divided into 5 periods of 18 months, 24 months, 15 months, 15 months and 12 months, respectively.  BPZ is currently in the first exploration period which is scheduled to end in June 2005 unless an extension is requested.  In connection with the second exploration period, the Company will be obligated to post a $350,000 performance bond in May 2005.  The third exploration period is schedule to begin in July 2007 and will require a performance bond of $585,000.  The fourth exploration period is scheduled to begin in October 2008 and will require a performance bond of $585,000.  The fifth and final exploration period is scheduled to begin in January 2009 and will require a performance bond of $585,000.  The performance bond amounts are not cumulative, and are released as soon as the work commitment for that exploration period has been satisfied.  In addition, BPZ is required to make technology transfer payments, related to training costs of Perupetro professional staff, during the exploration phase of $5,000 per year.

The exploitation, or development, period of the contract will commence as soon as the Company declares a commercial discovery and receives approval for a field development plan.  The Company must declare a commercial discovery no later than the end of the last exploration period, including any extensions or deferments.

Description of Area XVI

Area XVI is located onshore in northwest Peru, in the prolific oil-bearing Talara Basin, and covers an area of approximately 107,095 acres.  Area XVI lies about 85 kilometers northeast of the city of Talara, and immediately to the east of Block X, currently operated by Petrobras Energía S.A.  Block X is one of the most productive blocks in the Talara Basin.

In December 2003, BPZ entered into a Technical Evaluation and Promotion Agreement for Area XVI.  The purpose of the agreement is to enable BPZ to perform technical studies based on existing information, applying new concepts, new interpretations and new exploration models, with the objective of obtaining evidence of potential exploratory success under a license contract.  The agreement covers a period of 24 months.  At the end of this period, the Company has the preferential right to obtain a license contract covering the area.  In connection with the signing of this Agreement, the Company posted a $20,000 performance bond.  In addition, BPZ is obligated to arrange for technology transfer to Perupetro professional staff.  The costs associated with this training are expected to be less than $5,000.

Description of Area VI

Area VI is located onshore in northwest Peru, within the Lancones Basin of Cretaceous – Upper Eocene Age, and covers an area of approximately 1,443,561 acres.  The Lancones Basin is primarily an exploratory area and has had limited drilling activity to date.

In December 2003, BPZ entered into a Technical Evaluation and Promotion Agreement for Area VI.  The purpose of the agreement is to enable BPZ to perform technical studies based on existing information, applying new concepts, new interpretations and new exploration models, with the objective of obtaining evidence of potential exploratory success under a license contract.  The agreement covers a period of 24 months.  At the end of this period, the Company has the preferential right to obtain a license contract covering the area.  In connection with the signing of this Agreement, the Company posted a $20,000 performance bond.  In addition, BPZ is obligated to arrange for technology transfer to Perupetro professional staff.  The costs associated with this training are expected to be less than $10,000.

Oil and Gas Resources

During 2004, the Company retained Gaffney Cline & Associates, Inc. (“GCA”), an internationally recognized firm of independent reserve engineers, to evaluate the oil and gas resource potential of the Corvina and Piedra Redonda Fields in the Block Z-1 license contract area.  GCA focused its evaluation on the wells which were drilled by previous operators of Block Z-1, and the seismic and other geological and geophysical data available on the block.

In the Corvina Field, five wells were drilled, including two wells drilled by Tenneco, Inc. in the mid-1970’s and three wells drilled by Belco Oil and Gas Corporation (“Belco”) in the early 1980’s.  Two existing drilling and production platforms were set during this period and are still in place in the Corvina Field.  The platforms need to be repaired and refurbished, but are structurally sound and believed to be suitable for the Company’s future operations.  Four of the five wells in the Corvina Field encountered hydrocarbons and apparent reservoir-quality formations.  One of the wells, the CX11-16X, produced natural gas at rates of 16.6 million cubic feet of gas per day (“MMcf/d”).  This well was completed and successfully tested over an extended period and was later temporarily abandoned.  The Company believes this well can be reestablished as a producing well.

In the Piedra Redonda Field, two wells were drilled by Belco in the late 1970’s and early 1980’s.  Hydrocarbons were present in both wells.  One well was completed, while the other well encountered high pressures and was abandoned prior to reaching the intended total depth.  As in the Corvina Field, there is a drilling and production platform in place in the Piedra Redonda Field.  The completed well in the Piedra Redonda Field, the C18X, produced natural gas at rates of 8.3 MMcf/d and was also successfully tested over an extended period.

GCA reviewed all available technical data, including a large volume of 2-D seismic data, well logs, drilling and completion reports, well test information, and other geological and geophysical data and analysis.  Based on this data, GCA concluded that oil and gas resources existed in the Corvina and Piedra Redonda Fields that could be considered proved from a geological and engineering standpoint.  The Company intends to move forward with the development of these resources as discussed in Item 6 – Management’s Discussion and Analysis of Financial Condition and Plan of Operation of this Form 10-KSB.  However, as discussed in Item 6, the development of these resources will require a significant financial investment which is estimated at $90.0 million.  The Company does not currently have the financial capacity or commitments for a development program of this magnitude.  Accordingly, the Company is not disclosing proved reserves in this Form 10-KSB filing.  At such time as the Company has obtained sufficient financial commitments to proceed with the full development of Block Z-1, it expects to record SEC proved reserves and disclose such reserves in its SEC filings.

BPZ’s Properties in Ecuador

In June 2004, BPZ acquired 100% of the common stock of SMC Ecuador, Inc., a Delaware corporation (“SMC”), and the owner of a 10% interest in certain non-operated oil and gas energy producing properties located in the Republic of Ecuador (the “Santa Elena Property”).  In order to finance the acquisition, BPZ entered into a debt arrangement in the amount of $1,375,000 (the “Loan”) with an individual (the “Lender”).  The Loan was to be repaid in 36 equal installments, paid monthly, bearing interest at 15%.  The Lender held a first lien on the common stock of SMC as collateral.  Upon full repayment of the Loan by BPZ, the Lender was entitled to receive beneficial ownership of 40% of the interests of SMC in the Santa Elena Property (or a 4% derivative working interest in the Santa Elena Property).

In September 2004, BPZ reached an agreement with the Lender to cancel the above agreement and enter into a new agreement whereby BPZ converted $1,000,000 of the principal balance of the Loan, plus $20,529 of accrued interest, into 500,000 shares of Company stock.  The remaining balance of the Loan, or $293,136, will be payable in 10 equal monthly installments with interest imputed at 15%.  The agreement to convey beneficial ownership of a 4% derivative working interest in the Santa Elena Property was also accelerated to the date of the agreement.  Accordingly, BPZ now owns a 6% effective working interest in the Santa Elena Property.

The Santa Elena Property is located approximately 90 miles west of the city of Guayaquil along the coast of Ecuador.  Pacifpetrol, an Ecuadorian oil and gas company owns the remaining 90% of the working interest.  The mineral interest owner is Escuela Superior Politecnica del Litoral (ESPOL).  The contract with ESPOL provides for royalties payments equal to 23% of production and expires at the end of the year 2016.  There have been almost 3,000 wells drilled in the field since production began in the 1920’s.  Currently, there are approximately 1,258 active wells which produce approximately 2,000 barrels of oil per day.  The majority of the wells produce intermittently by gas lift, mechanical pump or swabbing techniques.  Crude oil is gathered in holding tanks and pumped via a pipeline to an oil refinery in the city of Libertad, Ecuador.

Item 3.  Legal Proceedings

Navidec, Inc. was advised in a letter dated February 24, 2004 that the SEC was conducting an informal inquiry to determine whether Navidec, Inc. had violated federal securities laws.  The SEC made an informal request that Navidec voluntarily produce certain documents, which were provided to the SEC in May 2004.  Based on the inquiries made and the information requested, the Company believes that the SEC’s investigation relates, at least in part, to the restatement of reported earnings for the first and second quarters of 2003 by Navidec, Inc.  This restatement was reported in Navidec, Inc.’s Form 10-Q for the third quarter of 2003 filed on December 11, 2003.

On December 22, 2004, the Company received notice that the SEC had issued an Order Directing a Private Investigation and Designating Officers to take Testimony, and would be conducting a formal investigation.  We are cooperating fully with the SEC and are in discussions with the Commission regarding this matter.  Although we intend to work to bring this matter to a prompt conclusion, we cannot make any assurance that the investigation will be solved positively or that it will not have negative effects on our limited resources or our ability to raise capital during the period of the investigation.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of the fiscal year covered by this Report to a vote of stockholders, through the solicitation of proxies, or otherwise.

Subsequent to year end, the Company held a special meeting of shareholders on February 4, 2005, the purpose of which was to amend the Company’s articles of incorporation to change the name of the Company to BPZ Energy, Inc.  The matter passed with 64.2% of the votes in favor of the name change as detailed in the table below:

	Outstanding
Type of vote	Voting Shares	%

For	10,604,322	64.2%
Against	15,057	0.1%
Abstain	—	0.0%
Did not vote	5,906,469	35.7%
Total Shares	16,525,848	100.0%

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Description of Securities – Common Stock

Our common stock, no par value per share, has been traded on the OTC Bulletin Board since August 18, 2003.  Prior to that date, it was traded on the Nasdaq Small Cap Market.  Effective February 7, 2005, the stock began trading under the symbol “BPZI”.  Prior to that date, the stock traded under the symbol “NVDC”.

There are 20,000,000 shares authorized.  As of December 31, 2004, we had 16,529,848 shares issued and outstanding.  The following table sets forth the high and low quarterly closing prices for our common stock as reported by the OTC Bulletin Board or the Nasdaq Small Cap Market.  Such market prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
2004
Fourth quarter	5.25	3.30
Third quarter	3.65	1.25
Second quarter	2.05	1.30
First quarter	1.20	0.98

2003
Fourth quarter	1.26	1.03
Third quarter	3.20	1.05
Second quarter	3.10	1.91
First quarter	2.55	1.90

Holders

As of December 31, 2004, we had approximately 300 shareholders of record, plus an estimated 2,500 beneficial owners of our common stock.

Dividend Policy on Common Stock

We have never paid cash dividends on our stock.  For the foreseeable future, we intend to retain earnings, if any, to meet our working capital requirements and to finance future operations.  Accordingly, we do not plan to declare or distribute cash dividends to the holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On September 2, 2003, the Company began a private placement offering of up to 1,250,000 units at $1, each unit consisting of one common share, one ‘‘A’’ Warrant and one ‘‘B’’ Warrant.  The ‘‘A’’ Warrant is exercisable at $2.00 until August 31, 2005.  The Company has the right to call the ‘‘A’’ warrant if the trading price of the Company common stock is above $2.00 for more than 10 consecutive trading days.  The ‘‘B’’ Warrant is exercisable at $4.00 and expires on August 31, 2005.  The Company has the right to call the warrant if the trading price of the Company common stock is above $4.00 for more than 10 consecutive trading days.  The Company closed the private placement on January 30, 2004.  The Company sold a total of 564,500 units for gross proceeds of $564,000, of which $215,000 was received in the first quarter of 2004.

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

On September 29, 2004, the Company issued 500,000 shares of common stock to an individual in exchange for the retirement of $1,020,529 of debt and accrued interest.

As of September 30, 2004, the Company closed a private placement of common stock for cash that began on July 27, 2004.  The offering raised a total of $6,000,000 in gross proceeds through the sale of 3,000,000 common shares at a price of $2.00 per share to a total of 89 accredited investors.  The Company intends to use the net proceeds of this offering to develop its existing oil and gas properties, to acquire new properties, and for general working capital purposes, as management deems appropriate.  The net proceeds of the offering were approximately $5,507,000 after deducting placement agent fees of $360,000 and other offering costs.

The shares of common stock issued during the period were exempted from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder.  Shares in the private placement were only offered to select accredited investors (as such term is defined in Rule 501(a) of Regulation D under the Securities Act).

Item  6.  Management’s Discussion and Analysis or Plan of Operation

SEE - RISK FACTORS IN ITEM 1 “DESCRIPTION OF BUSINESS” OF THIS ANNUAL REPORT FORM 10-KSB

Results of Operations

We are in the early stage of developing our properties in Peru and do not currently have any production or revenues from these properties.  Our operations to date have been limited to technical evaluation of the properties and the design of development plans to exploit the oil and gas resources on those properties.

Our operating and administrative expenses to date have consisted principally of general and administrative costs and geological, geophysical and engineering costs.  These general and administrative costs have increased significantly from $96,067 in 2003 to $1,170,536 in 2004 as our activity levels have increased.  We also incurred $360,965 of geological, geophysical and engineering costs in 2004, compared to no costs in this category in 2003.  We expect both of these costs to increase as we proceed with our development plans.

In connection with the Merger, we recorded a charge in the amount of approximately $16.3 million. This charge is discussed in detail in Note 2 of the Notes to the Consolidated Financial Statements.

We also incurred interest expense of $66,959 and amortization of debt financing costs of $360,439 in 2004, principally from the financing of the acquisition of the Santa Elena Property in June 2004.  This property generated net cash distributions of $190,621 during the last half of 2004.

The Company realized a net loss of approximately $18.0 million, or $2.08 per share, for the year ended December 31, 2004, the majority of which is attributable to the approximately $16.3 million of non-cash equity-related costs incurred in connection reverse merger with Navidec.

Plan of Operation

Our plan of operation for the next twelve months is focused primarily on exploiting the resource opportunities in the offshore Block Z-1 in northwest Peru.  To achieve our objectives, we must obtain significant financing from external sources.  We are working to develop external financing options, but we do not currently have sufficient capital resources, nor do we currently have firm commitments from external sources to allow us to undertake all of the operations envisioned in this plan.

Our plan of operation envisions the installation of a 140 megawatt (‘‘MW’’) gas-fired electric generation complex near the town of Caleta Cruz, in northwest Peru.  This power plant will initially use gas from the Corvina Field in Block Z-1, which is located approximately 10 miles offshore from the power plant site.  The Corvina Field has an existing platform which will be refurbished to make it suitable for drilling operations.  There is also a shut-in gas well which we intend to recomplete and utilize for gas production.  Our initial plans call for the drilling of six additional wells from the existing platform.  We are working to have the environmental and drilling permits and platform refurbishment completed by October 2005 and we expect to commence workover and drilling operations at that time.  The drilling of the additional six wells will extend into 2006.

We must construct a 10 mile natural gas pipeline to transport natural gas from the Corvina Field to the power plant site at Caleta Cruz.  The power plant site has an existing substation and power transmission lines that with certain upgrades are capable of handling up to 300 MW of power.  Our plan is to own 100% of the power plant.  Accordingly, our revenues from the natural gas delivered to the power plant will be derived from the sale of electricity.

In order to support our proposed electric generation project, we recently commissioned an independent power market analysis for the region.  The Peruvian electricity market is deregulated and power is transportable on an interconnected national grid managed by the Committee for Economic Dispatching of Electricity (known as “COES”).  Based on this study, we are confident that we will be able to sell economic quantities of electricity from our initial 140 MW power plant at Caleta Cruz.  We believe there may be an opportunity in the future to generate and profitably sell up to 600 MW of power into the Peruvian and Ecuadorian power markets.  Our goal is to commence initial sales of electricity by July 2006.

The environmental studies for the operations needed to develop and transport natural gas from the Corvina Field to the power plant site and construct the power plant were initiated during the first quarter of 2005.  These studies must be completed and approved before the gas pipeline and power plants may be built.

In addition to the local power market targeted by our project in Peru, we intend to simultaneously develop a gas-power strategy in nearby Ecuador to capitalize on what we believe to be the large upside gas potential of the Corvina and Piedra Redonda Fields located in Block Z-1, as well as the potentially significant natural gas resources in the adjacent onshore Block XIX.  These areas are within 30 miles of the Ecuadorian border and can be developed for export sales of either raw gas or power generation via connection to the transmission system of Ecuador.  Our initial plan of operation calls for the Company to construct a 40-mile pipeline from Caleta Cruz, the terminal point of our offshore pipeline from the Corvina Field, to Arenillas, Ecuador.  We intend to sell gas for the generation of electricity by third party power producers in the local market in Ecuador.  We have negotiated three preliminary agreements for delivery of gas.  We are planning to have this pipeline completed for first sales by October 2006, though no assurance can be given that we can meet this schedule.

We have secured the environmental permits and other authorizations to shoot seismic in Block Z-1 and Block XIX.  However, our primary goal is development of the gas production from Block Z-1 to supply the proposed power plant at Caleta Cruz.  Accordingly, seismic acquisition may be deferred until such time as we have sufficient financial and technical resources available for that project.

Our other two exploration areas in Peru, Area VI and Area XVI, which are held by BPZ under exclusive Technical Evaluation Agreements, will undergo geochemical studies during calendar year 2005.  While relatively inexpensive, these geochemical studies, when integrated with previously acquired geophysical and geological data, should provide us with an indication of the exploration and development potential of these areas.

We are currently developing engineering plans and designs for the various components of our plan of operation.  We have not obtained outside bids for all of the major equipment components, shipping and installation and associated services.  Such bids and estimates, when obtained, will be subject to change and contingencies.  Accordingly, we do not have a complete estimate of the total costs of the initial phases of the project.  However, based on our current estimates, we expect that the initial phases of the project, including the cost of the natural gas pipeline to Arenillas, Ecuador, will require total capital expenditures on the order of $90.0 million.

We are seeking financing for the natural gas exploitation and power development project through a combination of leasing, debt and/or equity funding.  The timing of this project is dependent on a variety of factors, including technical design of facilities, permitting, availability of equipment, delivery lead times, execution by contractors, and availability of financing, many of which are outside the control of the Company.  While we believe we have adequate capital on hand to begin implementing the ongoing gas-power strategy, our plan of operation will require substantial financing for the Corvina Field development, gas pipeline and power plant installation, for which no firm commitments have been received.  We cannot provide assurance that the Company will be successful in obtaining this financing.

Liquidity, Capital Resources and Capital Expenditures

Prior to the Merger, the Company primarily used debt financing to fund its operations. In connection with the Merger, the Company received total net proceeds of approximately $5.5 million from a private placement of its common stock.  The cash on hand at December 31, 2004 of approximately $4.0 million is expected to be sufficient to cover the general and administrative overhead of the Company for the next twelve months and also permit limited expenditures to advance the project, such as environmental and engineering studies and other design expenditures.  However, we will require significant additional financing (currently estimated to be on the order of $90 million) to develop our properties and begin producing meaningful revenues.  As discussed above in our plan of operation, we are seeking financing through a combination of leasing, debt and/or equity financing.  We will be dependent on the capital markets for these funds and there can be no assurance that we will be successful in our efforts to secure such additional capital.

Off-Balance Sheet Arrangements

As of December 31, 2004, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities (“SPEs”), which generally are established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Recent Accounting Pronouncements

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with GAAP.  Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements, and the disclosure of contingent assets and liabilities.  We have identified the following as critical accounting policies as directly related to our business and its operations, and the understanding of our financial statements.  The impact of these policies and associated risks, as they affect our reported and/or expected financial results, are discussed throughout Management’s Discussion and Analysis.  A complete discussion of our accounting policies is included in Note 1 of the Notes to Consolidated Financial Statements.

Successful Efforts Method of Accounting

We follow the successful efforts method of accounting for our investments in oil and gas properties.  Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred.  Certain costs of exploratory wells are capitalized pending determinations that proved reserves have been found.  If the determination is dependent upon the results of planned additional wells and required capital expenditures to produce the reserves found, the drilling costs will be capitalized as long as sufficient reserves have been found to justify completion of the exploratory well and additional wells are underway or firmly planned to complete the evaluation of the well.  All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive or at the one year anniversary of completion of the well if proved reserves have not been attributed and capital expenditures as describe in the preceding sentence are not required.  We assess our capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings.  Other exploration costs, including geological and geophysical costs, are expensed as incurred.  We will recognize gains or losses on the sale of properties, should they occur, on a field-by-field basis.

The application of the successful efforts method of accounting requires management’s judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred.  The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience.  Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date.  Seismic costs incurred to select development locations within a productive oil and gas field are typically treated as development costs and capitalized.  Judgment is required to determine when the seismic programs are not within proved reserve areas and therefore would be charged to expense as exploratory.  The evaluations of oil and gas leasehold acquisition costs requires management’s judgment to estimate the fair value of exploratory costs related to drilling activity in a given area.

The successful efforts method of accounting can have a significant impact on the operational results reported when we enter a new exploratory area in hopes of finding oil and gas reserves.  Seismic costs can be substantial which will result in additional exploration expenses when incurred.  The initial exploratory wells may be unsuccessful and the associated costs will then be expensed as dry hole costs and any associated leasehold costs may be impaired.

Impairment of Long-Lived Assets

We periodically evaluate the recoverability of the carrying value of its long-lived assets and identifiable intangibles by monitoring and evaluating changes in circumstances that may indicate that the carrying amount of the asset may not be recoverable.  Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be assessed include but are not limited to the following:  a significant decrease in the market value of an asset, a significant change in the extent or matter in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

We consider historical performance and anticipated future results in its evaluation of potential impairment.  Accordingly, when indicators or impairment are present, we evaluate the carrying value of these assets in reaction to the operating performance of the business and future discounted and non-discounted cash flows expected to result from the use of these assets.  Impairment losses are recognized when the expected future cash flows from an asset are less its carrying value.

Future Dismantlement, Restoration, and Abandonment Costs

The accounting for future development and abandonment costs changed on January 1, 2003, with the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligation” (“ARO”), which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The accrual is based on estimates of these costs for each of our properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants.  Because these costs typically extend many years into the future, estimating these costs is difficult and requires management to make estimates and judgments that are subject to future revisions based on numerous factors, including changing technology, the political and regulatory environment and estimates as to the proper discount rate to use and timing of abandonment.

Our plan of operations entails the drilling of wells and the construction of an electric power generation plant.  We will be required to plug and abandon those wells and restore the well site and power generation site upon completion of their production.  However, due to the fact that we have not yet begun operations, we do not have sufficient information to determine the timing, nor calculate the present value, of the obligation.  Therefore, no such provision is reflected in the accompanying consolidated financial statements.

Stock Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation for options issued to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  As such, for options granted to employees and directors, compensation expense is recorded on a straight-line basis over the shorter of the period that the services are provided or the vesting period, only if the current market price of the underlying stock exceeds the exercise price.  Certain pro forma net income and earnings per share disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS 123 had been applied.

Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which supersedes SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” an amendment to SFAS No. 123.  SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25.  SFAS No. 123(R) also requires a public entity to present its cash flows provided by tax benefits from stock options exercised in the Financing Cash Flows section of the Statement of Cash Flows.  Public companies with a calendar year-end will be required to adopt the provisions of the standard effective for periods beginning on or after June 15, 2005.  As we intend to use stock-based compensation in the future as a component of employee compensation, and we have previously followed the intrinsic method, the implementation of this pronouncement will reduce our future earnings or increase our future losses.  The amount of such reductions may be significant, but cannot be quantified at this time.

For further discussion on Recent Accounting Pronouncements, see Note 1 of the Notes to Consolidated Financial Statements.

Foreign Exchange

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, still uses its local currency, Nuevo Soles, in addition to the U.S. Dollar and therefore our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation of that country.  We have adopted SFAS No. 52, “Foreign Currency Translation,” which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet monetary accounts using current exchange rates in effect at the balance sheet date, non-monetary accounts using historical exchange rates in effect at the time the transaction occurs, and for revenue and expense accounts using a weighted average exchange rate during the period reported.  Accordingly, the gains or losses resulting from such translation are included in other income and expense in the consolidated statements of operations.  Due to the relatively low level of activity to-date and the relatively steady exchange rate in Peru, translation differences, if any, are considered to be immaterial.

Item 7.                                 Financial Statements

BPZ Energy, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

BPZ Energy, Inc.

We have audited the consolidated balance sheets of BPZ Energy, Inc. and Subsidiaries, as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BPZ Energy, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Johnson, Miller & Co.

Midland, Texas

April 11, 2005

BPZ Energy, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2004 and 2003

	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$4,014,191	$8,156
Restricted cash	100,000	—
Other	72,159	4,180
Total current assets	4,186,350	12,336

Property and equipment:
Office equipment	5,662	—
Less accumulated depreciation	157	—
Net property and equipment	5,505	—

Advances to affiliate	—	162,890
Other assets	—	240,000
Investment in SMC Ecuador	642,000	—

Total assets	$4,833,855	$415,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$311,612	$10,475
Notes payable	208,986	—
Accrued liabilities	54,342	14,650
Total current liabilities	574,940	25,125

Long-term debt	—	755,000

Stockholders’ equity (deficit):
Common stock, no par value, 20,000,000 authorized; 16,529,848 and 4,103,454 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	13,393,286	1,000
Additional paid in capital – warrants and stock options	9,502,625	—
Stock subscription receivable	(230,825)
Accumulated deficit	(18,406,171)	(365,899)

Total stockholders’ equity (deficit)	4,258,915	(364,899)

Total liabilities and stockholders’ equity (deficit)	$4,833,855	$415,226

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended December 31, 2004 and 2003

	2004	2003

Revenue	$—	$—

Operating and administrative expenses:
General and administrative	1,170,536	96,067
Geological, geophysical and engineering	360,965	—
Depreciation expense	157	—

Total operating expenses	1,531,658	96,067

Operating loss	(1,531,658)	(96,067)

Other income (expense):
Investment income in SMC Ecuador	190,621	—
Interest expense	(66,959)	—
Amortization of deferred financing costs	(360,439)
Merger costs	(16,284,966)	—
Miscellaneous income	13,129	1,445

Total other income (expense)	(16,508,614)	1,445

Loss before income taxes	(18,040,272)	(94,622)

Income taxes	—	—

Net loss	$(18,040,272)	$(94,622)

Net loss per share:
Primary	$(2.08)	$(0.02)
Fully Diluted	$(2.08)	$(0.02)

Weighted Average Shares Outstanding:
Primary	8,689,988	4,103,454
Fully Diluted	8,689,988	4,103,454

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

Years ended December 31, 2004 and 2003

			Additional Paid	Stock
	Common Stock		in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2002	4,103,454	$1,000	$—	$—	$(271,277)	$(270,277)

Net loss for the year					(94,622)	(94,622)

Balance, December 31, 2003	4,103,454	1,000	—	—	(365,899)	(364,899)

Reorganization of BPZ & Associates	—	(952,391)	—		—	(952,391)
Common stock issued for services	3,057,642	4,322,935	—		—	4,322,935
Conversion of long term debt to common stock	1,802,376	685,000	—		—	685,000
Common stock issued for cash and future consideration	236,528	350,000		(230,825)		119,175
Common stock deemed issued for the acquisition of Navidec, Inc.	4,742,178	2,972,689	—		—	2,972,689
Assumption of stock options outstanding			4,275,964		—	4,275,964
Exercise of stock options assumed at acquisition	161,924	519,776	(519,776)		—	—
Assumption of warrants outstanding			1,405,605		—	1,405,605
Common stock issued to related party in the merger	604,246	1,939,630	—		—	1,939,630
Warrants issued in connection with services			2,820,000		—	2,820,000
Stock options granted for services			1,520,832		—	1,520,832
Common stock sold for cash, net of offering costs	1,321,500	2,534,118	—		—	2,534,118
Conversion of notes payable to common stock	500,000	1,020,529	—		—	1,020,529

Net loss for the year	—	—	—		(18,040,272)	(18,040,272)
Balance, December 31, 2004	16,529,848	$13,393,286	$9,502,625	$(230,825)	$(18,406,171)	$4,258,915

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(18,040,272)	$(94,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	157
Amortization of deferred financing fees	360,439
Merger equity transaction costs	16,284,966	—
Changes in operating assets and liabilities:
Other current assets	(418)	—
Accounts payable	301,137	4,616
Accrued liabilities	39,693	10,470

Net cash used by operating activities	(1,054,298)	(79,536)

Cash flows from investing activities:
Property and equipment additions	(5,662)	—
Investment in SMC Ecuador	(1,070,000)	—
Other assets	140,000	(240,000)

Net cash used by investing activities	(935,662)	(240,000)

Cash flows from financing activities:
Borrowings	1,895,000	755,000
Payments on borrowings	(616,311)	—
Private placement proceeds, net	2,534,118	—
Cash acquired in merger transaction	2,972,689	—
Advances to affiliates	(789,501)	(449,270)

Net cash provided by financing activities	5,995,995	305,730

Net increase (decrease) in cash and cash equivalents	4,006,035	(13,806)

Cash and cash equivalents at beginning of period	8,156	21,962

Cash and cash equivalents at end of period	$4,014,191	$8,156

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Supplemental Information

Years Ended December 31, 2004 and 2003

	2004	2003
Cash paid for:

Interest	$63,943	$—

Non-cash transactions:

Assumption of outstanding stock options	$4,275,964	$—

Assumption of outstanding warrants	1,405,605	—

Issuance of common stock to related party	1,939,630	—

Issuance of warrants to related party	2,820,000	—

Grant of stock options to the former CEO of Navidec, Inc.	1,520,832	—

Issuance of common stock for financial advisory services	1,258,000	—

Issuance of common stock as compensation for past services	3,064,935	—

Conversion of note payable to common stock	1,020,529	—

Issuance of common stock for subscription receivable	230,825	—

Forgiveness of inter-company advances as part of corporate reorganization	952,391	—

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 1 – Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

BPZ Energy, Inc.(“BPZ” or the “Company”), a Colorado corporation, was incorporated in 1993. On September 10, 2004, the Company, at that time known as Navidec, Inc., consummated a reverse merger with BPZ Energy, Inc., a Texas corporation (“BPZ-Texas”) established in 2001 as an oil and gas exploration and production (E&P) company whereby BPZ-Texas became a wholly owned subsidiary of the Navidec (see Note 2 to the Consolidated Financial Statements for detailed discussion regarding the Merger).  For accounting purposes, the merger was treated as an acquisition of Navidec, Inc. by BPZ-Texas.  In connection with the merger, we changed our name to “BPZ Energy, Inc.” on February 4, 2005.  BPZ is headquartered in Houston, Texas and maintains an office in Lima, Peru.

Our current business is to develop, own and operate prospects and energy projects in South America.  In 2001, BPZ registered a branch in Peru, officially designated “BPZ Energy, Inc. Sucursal Peru.”  Presently, the Company has exclusive rights and licensing agreements for oil and gas exploration and production covering a total of approximately 2.76 million acres in four blocks in northwest Peru; Block Z-1, Block XIX, Area VI and Area XVI.  In addition, in June 2004, BPZ acquired all of the capital stock of SMC Ecuador, Inc., a Delaware corporation which owns a 10% non-operated working interest in certain producing properties in southwest Ecuador.

Though its name has been changed, Navidec, Inc. may be referred to in the discussion contained in this filing by its former name to avoid confusion.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and branch offices.  The Company’s accounting policy regarding partnership or joint venture interests in oil and gas properties is to consolidate such interests on a pro-rata basis in accordance with accepted practice in the oil and gas industry.  However, the Company has not been able to receive timely information to allow it to proportionately consolidate the 10% non-operated working interest owned by SMC Ecuador Inc. (see Note 5 to the Consolidated Financial Statements for detailed discussion regarding the Investment in SMC Ecuador).  Accordingly, the Company has made an election to account for this investment under the cost method.  As such, the Company will record its share of cash received or paid attributable to this investment as other income or expense.  All intercompany balances and transactions have been eliminated.

Reporting and Functional Currency

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, Nuevo Soles, in addition to the U.S. Dollar and therefore our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation of that country.  We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet monetary accounts using current exchange rates in effect at the balance sheet date, non-monetary accounts using historical exchange rates in effect at the time the transaction occurs, and for revenue and expense accounts using a weighted average exchange rate during the period reported.  Accordingly, the gains or losses resulting from such translation are included in other income and expense in the consolidated statements of operations.  Due to the relatively low level of activity to-date and the relatively steady exchange rate in Peru, translation differences, if any, are considered to be immaterial.

Use of Estimates

Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with U.S. generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements, and the disclosure of contingent assets and liabilities.  Actual results could differ materially from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Cash and Cash Equivalents

The Company considers cash on hand, cash on deposit in banks, money market mutual funds and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Certain of the Company’s cash balances are maintained in foreign banks which are not covered by deposit insurance.  The cash balance in the Company’s U.S. bank accounts may exceed federally insured limits.

Restricted Cash

As discussed in Note 6 to the Consolidated Financial Statements, the Company has secured various performance bonds, collateralized by certificates of deposit, to guarantee its obligations and commitments in connection with its exploratory properties in Peru.  All of the performance bonds have been issued by Peruvian banks and their terms are dictated by the corresponding License Contract or Technical Evaluation Agreement.

Debt Financing Costs

As discussed in Note 4 to the Consolidated Financial Statements, certain financing costs related to the acquisition of SMC Ecuador, Inc. have been capitalized.  The deferred debt financing costs are being amortized over the term of the financing.

Property and Equipment

The Company follows the “successful efforts” method of accounting of its costs of acquisition, exploration and development of oil and gas properties.  Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred.  Certain costs of exploratory wells are capitalized pending determinations that proved reserves have been found.  If the determination is dependent upon the results of planned additional wells and required capital expenditures to produce the reserves found, the drilling costs will be capitalized as long as sufficient reserves have been found to justify completion of the exploratory well and additional wells are underway or firmly planned to complete the evaluation of the well.  All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive or at the one year anniversary of completion of the well if proved reserves have not been attributed and capital expenditures as describe in the preceding sentence are not required.  We assess our capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings.  Other exploration costs, including geological and geophysical costs, are expensed as incurred.  Seismic costs incurred to select development locations within a productive oil and gas field are typically treated as development costs and capitalized.  Judgment is required to determine when the seismic programs are not within proved reserve areas and therefore would be charged to expense as exploratory.  We recognize gains or losses on the sale of properties, should they occur, on a field-by-field basis.

As of December 31, 2004, property and equipment consists only of office equipment which is stated at cost and is depreciated on a straight-line basis over the estimated 3 year useful life of the assets.  Maintenance and repairs are expensed as incurred.  Replacements, upgrades or expenditures which improve and extend the life of the assets are capitalized.  When assets are sold, retired or otherwise disposed, the applicable costs and accumulated depreciation and amortization are removed from the appropriate accounts and the resulting gain or loss is recorded.

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of the carrying value of its long-lived assets and identifiable intangibles by monitoring and evaluating changes in circumstances that may indicate that the carrying amount of the asset may not be recoverable.  Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be assessed include but are not limited to the following:  a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

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

Start-up Costs

Start-up costs, including organizational restructuring expenses, are expensed as incurred.

Stock Based Compensation

As permitted under SFAS 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation for options issued to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  As such, for options granted to employees and directors, compensation expense is recorded on a straight-line basis over the shorter of the period that the services are provided or the vesting period, only if the current market price of the underlying stock exceeds the exercise price.  Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

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

Environmental

The Company is subject to environmental laws and regulations of various international, U.S. and foreign jurisdictions.  These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

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

Loss per Common Share

In accordance with provisions of SFAS No. 128, Earnings per Share, basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding during the periods.  Diluted earnings per share is computed based upon the weighted-average number of common shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.  Diluted earnings per share equals basic earnings per share for the periods presented because the effects of potentially dilutive securities are antidilutive.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment”, which supersedes SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” an amendment to SAFS No. 123.  SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB 25.  SFAS No. 123(R) also requires a public entity to present its cash flows provided by tax benefits from stock options exercised in the Financing Cash Flows section of the Statement of Cash Flows.  Public companies with a calendar year-end will be required to adopt the provisions of the standard effective for periods beginning on or after June 15, 2005.  As we intend to use stock-based compensation in the future as a component of employee compensation, and we have previously followed the intrinsic method, the implementation of this pronouncement will reduce our future earnings or increase our future losses.  The amount of such reductions may be significant, but cannot be quantified at this time.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets”, an amendment of APB Opinion 29, for non-monetary exchanges of similar productive assets.  SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is not expected to effect our consolidated financial statements.

In September 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 106 which provides guidance regarding the interaction of SFAS No. 143 with the calculation of depletion and the full cost ceiling test of oil and gas properties under the full cost accounting rules of the SEC.  The guidance provided in SAB 106 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Note 2 – Merger and Merger Costs

As discussed in Note 1 of the Notes to Consolidated Financial Statements, pursuant to a merger agreement dated as of July 8, 2004 (the “Merger Agreement”), BPZ became a wholly-owned subsidiary of Navidec, Inc. effective September 10, 2004.  Under the terms of the Merger Agreement, Navidec, Inc. issued 9,000,000 shares of the Company’s common stock to the shareholders of BPZ and committed to issue an additional 18,000,000 shares to the shareholders of BPZ on a contingent earn-out basis if BPZ is able to achieve certain reserve and production goals.  Such contingent earn-out shares can only be issued after the shareholders have approved an increase in the number of authorized shares of the Company.  As a result of the issuance of the 9,000,000 shares of the Company’s common stock to the shareholders of BPZ, the former shareholders of BPZ acquired a controlling interest in the Company.

The Merger Agreement also provided that all of the pre-Merger business operations, assets and liabilities of the Company be transferred to a wholly-owned subsidiary, Navidec Financial Services, Inc. (“NFS”), to be followed by the spin-off of NFS to the shareholders of record as of September 9, 2004.  All of the shares of NFS were distributed on February 3, 2005, though this transaction was deemed effective on a pre-merger basis under the terms of the Merger Agreement.  This “spin-off” transaction requires registration with the SEC, and a registration statement on Form 10-SB was filed with the SEC by NFS for this purpose on January 31, 2005.

With the exclusion of NFS, the only asset of Navidec, Inc. at the date of the reverse merger was cash in the amount of $2,882,689.  This cash represented the net proceeds received prior to the closing of the Merger from the Private Placement discussed in Note 8 of the Notes to Consolidated Financial Statements.  Accordingly, the issuance of 4,742,178 common shares which were deemed for accounting purposes to have been issued by BPZ to the pre-Merger shareholders of Navidec, Inc. was treated as a capital transaction in exchange for the net cash received in the Merger.

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

4)              In connection with the Merger, BPZ entered into a Business Consulting Agreement with NFS under which NFS will provide investor relations, public relations and other financial advisory services to BPZ.  Under this agreement, BPZ was obligated to pay NFS fees of $30,000 per month for period of twelve months ending on July 31, 2005.  Such agreement was cancelable upon thirty days notice at any time after October 31, 2004.  Additionally, BPZ agreed to grant to NFS fully vested warrants to purchase 1,500,000 shares of Navidec, Inc. common stock at an exercise price of $2.00 per share at any time prior to July 31, 2006.  Pursuant to an agreement between the parties, NFS will discontinue services under the Business Consulting Agreement after May 6, 2005.

5)              In connection with the Merger and the Private Placement (as discussed in Note 8 of the Notes to Consolidated Financial Statements), BPZ granted options to purchase 1,000,000 shares of Navidec, Inc. common stock to the Chief Executive Officer of Navidec, Inc. prior to the Merger, at an exercise price of $1.30 per share.  Of such option shares, 500,000 became vested upon the closing of the Private Placement with gross proceeds of at least $6,000,000.  The remaining 500,000 option shares will vest upon the receipt of additional investment proceeds totaling $6,000,000, including proceeds from the exercise of outstanding warrants, provided such funding is received no later than

September 10, 2006.  Such options, when vested, expire 10 years from the date of grant.

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

The above transactions were deemed to be costs of the Merger, and resulted in a charge to the income statement which is summarized below.  For valuation purposes, all stock options and warrants were measured by the Black Scholes method utilizing market prices on the date of grant or assumption, historical volatilities of Navidec, Inc. common stock of 87%, a risk-free rate of 2.5% and no dividends.  All of such options and warrants were required to be accounted for under SFAS No. 123 as they did not qualify for treatment under APB 25.  All common shares issued prior to the Merger were valued at the closing price of Navidec, Inc. common stock on the date of the Merger Agreement and all common shares which were issued on the effective date of the Merger were valued at the closing price of Navidec, Inc. common stock on such date.

1)	Assumption of outstanding stock options	$4,275,964
2)	Assumption of outstanding warrants	1,405,605
3)	Issuance of common stock to related party	1,939,630
4)	Issuance of warrants to related party	2,820,000
5)	Grant of stock options to former CEO of Navidec, Inc. (a)	1,520,832
6)	Issuance of common stock for financial advisory services	1,258,000
7)	Issuance of common stock as compensation for past services	3,064,935
	Total merger costs	$16,284,966

(a)  Such options also have future compensation expense of $1,399,168, which will be recognized over the remaining 23 month vesting period unless the Company concludes that such options are no longer probable of vesting.

Note 3 – Reorganization of BPZ Energy, Inc. and BPZ & Associates, Inc.

Prior to the execution of the Merger Agreement on July 8, 2004, BPZ Energy, Inc. was a wholly-owned subsidiary of BPZ & Associates, Inc.  Immediately prior to the date of the Merger Agreement, BPZ & Associates, Inc. reorganized its capital structure to distribute shares of BPZ Energy, Inc. to certain shareholders of BPZ & Associates, Inc. and to provide that BPZ Energy, Inc. would forgive intercompany advances, which totaled $952,391, immediately prior to the Merger.  This reorganization is reflected as a capital transaction in the accompanying consolidated financial statements.

Note 4 – Other Current Assets

As of December 31, 2004, other current assets of $72,159 consisted primarily of capitalized financing costs related to the acquisition of SMC Ecuador, Inc.  The Company is amortizing these costs to expense over the term of the financing.  In addition, the Company expensed $360,438 of deferred financing costs pursuant to the conversion of part of the note payable to common stock, as discussed in Note 5 of the Notes to Consolidated Financial Statements.

Note 5 – Investment in SMC Ecuador and Notes Payable

In June 2004, BPZ acquired 100% of the common stock of SMC Ecuador, Inc., a Delaware corporation (“SMC”), and the owner of a 10% interest in certain non-operated oil and gas energy producing properties located in the Republic of Ecuador (the “Santa Elena Properties”).  The Santa Elena Properties currently produce approximately 2,000 barrels of oil per day.  In order to finance the acquisition, BPZ entered into a debt arrangement in the amount of $1,375,000 (the “Loan”) with an individual (the “Lender”).  The Loan was to be repaid in 36 equal installments, paid monthly, bearing an effective interest rate of 15%.  The proceeds of the debt financing were used to pay for the cost of the acquisition of $1,070,000 plus $69,670 of transaction costs.  The remainder of the borrowings, or $235,330, was used for general corporate purposes.   The Lender held a first lien on the common stock of SMC as collateral.  Upon full repayment of the Loan by BPZ, the Lender was entitled to receive ownership of forty percent (40%) of the interests of SMC in the Santa Elena Properties (or a 4% derivative working interest in the Santa Elena Properties).  Accordingly, 40% of the acquisition cost, or $428,000 is considered as additional financing costs and were capitalized.

In September 2004, BPZ reached an agreement with the Lender to cancel the above agreement and enter into a new agreement whereby BPZ converted $1,000,000 of the principal balance of the Loan, plus $20,529 of accrued interest, into 500,000 shares of Company stock.  The remaining balance of the Loan, or $293,136 will be payable in 10 equal monthly installments with interest imputed at 15%.  The agreement to convey beneficial ownership of a 4% derivative working interest in the Santa Elena Properties was also accelerated to the date of the agreement.  Accordingly, BPZ now owns a 6% effective working interest in the Santa Elena Properties.

As of December 31, 2004, the remaining balance of the note payable, or $208,986 will be payable in 7 equal monthly installments with interest imputed at 15%.

The Company’s accounting policy regarding partnership or joint venture interests in oil and gas properties is to consolidate such interests on a pro-rata basis in accordance with accepted practice in the oil and gas industry.  However, the Company has not been able to receive timely information to allow it to consolidate the 10% non-operated working interest owned by SMC, which is effectively a 6% net working interest.  Accordingly, the Company has made an election to account for this investment under the cost method.  As such, the Company will record its share of cash received or paid attributable to this investment as other income or expense.

Note 6–Restricted Cash and Other Assets

As of December 31 2004, the Company, in connection with its exploratory properties in Peru, has obtained various performance bonds totaling $340,000, of which $100,000 is collateralized by a restricted cash deposit, to guarantee its obligations and commitments.  The $100,000 deposit is classified as a current asset as the associated performance bond expires in March 2005.  The remaining $240,000 obligation has been guaranteed by two individual shareholders of the Company in amounts of $200,000 and $40,000.

As of December 31, 2003 the Company had secured various performance bonds totaling $240,000, of which $200,000 was collateralized by a deposit, to guarantee its obligations and commitments.

All of the performance bonds were issued by Peruvian banks and their terms are dictated by the corresponding license contract or technical evaluation agreement.

Note 7– Long-Term Debt

At December 31, 2003, the Company had long-term debt of $755,000, consisting of two unsecured notes payable to individuals.  Both notes had similar terms, bearing interest at 7%, with payments of interest due on a monthly basis and the principal balance due at maturity in February 2006.  During 2004, the Company made additional borrowings of $520,000 under terms similar to the previous borrowings.  Of such amount, $240,000 was used to replace previous borrowings.  Prior to the Merger, all of the outstanding long-term debt obligations of the Company were converted to common stock under negotiated agreements.  There was no long-term debt outstanding at December 31, 2004.

Note 8 – Stockholders’ Equity

Private Placement of Common Stock

In connection with the Merger, Navidec, Inc. was obligated to complete a private placement of common stock, the proceeds of which are intended to be used in the business operations of BPZ Energy, Inc. and for general corporate purposes.  The offering covered a minimum of 1,500,000 shares and a maximum of 3,000,000 shares at an offering price of $2.00 per share before placement agent fees and other offering costs.  It was a requirement that the offering achieve at least the minimum number of shares prior to consummation of the Merger.

As of September 10, 2004, Navidec, Inc. had received gross cash proceeds of $3,357,000 ($2,882,689 net of offering costs) from the sale of 1,678,500 shares of common stock in the private placement and the Merger was consummated.  Subsequent to the consummation of the Merger, the Company sold the remaining 1,321,500 shares for gross cash proceeds of $2,643,000 ($2,534,118 net of offering costs).

Stock Options

The Company does not currently have any stock option or stock compensation plans.  The Company assumed stock options outstanding under the previous Navidec stock option plan, but no future options will be issued under this plan.  All options outstanding under the plan were fully vested on the date of the Merger and expire on September 10, 2007.  There were no options granted, expired or forfeited during the period.

During the period between the Merger and December 31, 2004, stock options representing 161,924 shares of common stock were exercised.  As discussed in Note 2 of the Notes to Consolidated Financial Statements, 1,332,076 stock options were outstanding at the date of the Merger and were assumed by the combined company in connection with the Merger.  However, under the terms of the Merger Agreement, the Company does not receive any of the proceeds from the exercise of these stock options.  Pursuant to the Merger Agreement, NFS is entitled to receive all proceeds from the exercise of these options.  As of December 31, 2004, there were 2,170,152 of these stock options outstanding, including 1,000,000 shares issued to the former CEO of Navidec, Inc. in connection with the Merger at an exercise price of $1.30 per share as discussed in Note 2 of the Notes to Consolidated Financial Statements.  All of such stock options were recorded at fair market value as of the date of the Merger.  Accordingly, no disclosures of pro forma results of operations under SFAS No. 123 are required.

Warrants Outstanding

In connection with the Merger, BPZ, as the accounting acquirer, assumed outstanding warrants to purchase 1,129,000 shares of Navidec, Inc. common stock.  Of such warrants, 564,500 shares have an exercise price of $2.00 per share and 564,500 shares have an exercise price of $4.00 per share.  All of such warrants expire on August 31, 2005, unless there are delays in obtaining the effectiveness of a registration statement which includes the warrants.  The warrants are callable if the stock trades at or above the exercise price for a period of 10 consecutive days and there is an effective registration statement which includes the warrants.

At December 31, 2004, the Company had outstanding warrants to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share.  Such shares were issued to NFS in connection with a Business Consulting Agreement as more fully discussed in Note 2 of the Notes to Consolidated Financial Statements.

Merger Earn-Out Shares

Under the terms of the Merger Agreement, the Company is committed to issue an additional 18,000,000 shares to the shareholders of BPZ on a contingent earn-out basis if BPZ is able to achieve certain reserve and production goals.  The first earn-out target relating to reserves was achieved in December 2004 and 9,000,000 of the earn-out shares are issuable at this time.  However, the contingent earn-out shares can only be issued after the shareholders have approved an increase in the number of authorized shares of the Company.  Accordingly the 9,000,000 shares which have been earned are not recorded as outstanding of December 31, 2004.  The remaining 9,000,000 earn-out shares are contingent on the Company achieving production of 2,000 barrels of oil per day equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007.

Note 9 – Affiliate and Related Party Transactions

At December 31, 2003, the Company had a receivable of approximately $162,800 due from BPZ & Associates, Inc., which was the parent of the Company prior to the Merger.  Additionally, BPZ Energy, Inc. made additional cash advances to BPZ & Associates, Inc. totaling $789,591 prior to the Merger.  As discussed in Note 3 of the Notes to Consolidated Financial Statements, these advances, totaling $952,391, were forgiven as part of the reorganization of BPZ Energy, Inc. and BPZ & Associates, Inc. in connection with the Merger.

As reflected in the Merger Agreement, BPZ & Associates, Inc. retained a 10% cost-free overriding royalty interest in the gross revenues, net of government royalties, of the four blocks in Peru consisting of Block Z-1, Block XIX, Area VI and Area XVI on which the Company has exclusive rights and licensing agreements for oil and gas exploration and production.  BPZ & Associates, Inc. is an entity controlled by certain officers and directors of the Company.  After further study, the Board of Directors has concluded that it will be better for the Company and its shareholders to eliminate this overriding royalty interest and to put into place a more traditional management incentive plan based upon the results of the Company related to the operations of such blocks and other appropriate measures of Company success.  Accordingly, BPZ & Associates, Inc. has agreed to relinquish this 10% overriding royalty interest in lieu of a more traditional incentive compensation arrangement to be determined by the Board of Directors.

Note 10 – Income Taxes

There was no income tax expense or benefit to report for the years ended December 31, 2004 and 2003.  A reconciliation of income taxes at the statutory rate to the Company’s effective rate is as follows for the years ended December 31:

	2004	2003

Benefit computed at the expected statutory rate	(6,133,692)	(32,154)

Less: valuation allowance	6,133,692	32,154
Income tax expense	—	—

Note 11 – Commitments and Contingencies

The Company has various obligations and commitments in connection with its properties in Peru.  At the current stage of operations, these obligations relate primarily to technical services and evaluations and are largely discretionary as to timing and amount.  The Company performs a significant amount of these technical services using its internal staff and systems.

In connection with its Block Z-1 property, the Company was obligated to post a $1,300,000 performance bond in January 2005.  In order to obtain the performance bond, the Company deposited an equivalent amount in a restricted account in a Peruvian bank.  To satisfy its performance obligation, the Company must drill at least one well before July 2006.  This well is currently budgeted to cost approximately $2,500,000.

The Company will continue to make commitments in the ordinary course of business as it pursues its development plans for the properties.

Note 12 – Legal Proceedings

Navidec, Inc. was advised in a letter dated February 24, 2004 that the SEC was conducting an informal inquiry to determine whether Navidec, Inc. had violated federal securities laws.  The SEC made an informal request that Navidec voluntarily produce certain documents, which were provided to the SEC in May 2004.  Based on the inquiries made and the information requested, the Company believes that the SEC’s investigation relates, at least in part, to the restatement of reported earnings for the first and second quarters of 2003 by Navidec, Inc.  This restatement was reported in Navidec, Inc.’s Form 10-Q for the third quarter of 2003 filed on December 11, 2003.

On December 22, 2004, the Company received notice that the SEC had issued an Order Directing a Private Investigation and Designating Officers to take Testimony, and would be conducting a formal investigation.  We are cooperating fully with the SEC and are in discussions with the Commission regarding this matter.  Although we intend to work to bring this matter to a prompt conclusion, we cannot make any assurance that the investigation will be solved positively or that it will not have negative effects on our limited resources or our ability to raise capital during the period of the investigation.

Note 13 – Minimum Lease Payments

The Company leases office space in Houston, Texas under a twelve-month renewable operating lease and in Lima, Peru under a month-to-month operating lease.  The Company assumed the lease for the Houston office in connection with the Merger.  Prior to September 2004, the lease was paid by BPZ & Associates, Inc.  Total rent expense incurred for the years ended December 31, 2004 and 2003 was approximately $18,000 and $4,600 respectively.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On November 17, 2004, the Company engaged Johnson, Miller & Co. to replace Hein & Associates LLP as the Company’s independent accountant to audit the Company’s financial statements for the year ended December 31, 2004.  Johnson, Miller & Co. had been the auditors of BPZ Energy, Inc. for the years ended December 31, 2002 and 2003.  Hein & Associates LLP was dismissed as the Company’s independent accountant on the same date.  The Company’s Board of Directors approved the change in the Company’s independent accountant.

The independent auditor’s report of Hein & Associates LLP dated March 13, 2004 for Navidec’s financial statements for the year ended December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, and was not modified as to audit scope or accounting principles.  However, the report did contain an explanatory fourth paragraph related to the uncertainty about Navidec’s ability to continue as a going concern.

The Company did not have any disagreements with Hein & Associates LLP during their engagement as the Company’s auditors.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the completion of the reverse merger with Navidec, Inc., BPZ Energy, Inc. was a private company and lacked many of the accounting procedures and disclosure controls necessary to operate effectively as a public company in the current regulatory environment.  The Chief Executive Officer of the Company, Thomas E. Kelly, is currently serving as the Chief Financial Officer of the Company.  Mr. Kelly is not a certified public accountant, nor did the Company have any full-time employees or officers who possess the training and experience typically expected of the Chief Accounting Officer or Chief Financial Officer of a public company as of December 31, 2004.  Mr. Kelly, in conjunction with the Company’s accounting and legal advisors, reviewed the Company’s disclosure controls and procedures as of December 31, 2004 and concluded that the Company’s current disclosure controls and procedures were not adequate to ensure that (i) the information required to be disclosed by the Company in its SEC reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and (ii) that the information required to be disclosed in its SEC reports is consistently recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Further, subsequent to December 31, 2004 the Company has hired additional personnel, including a Controller who is a Certified Public Accountant, and engaged consultants to assist it in taking the necessary corrective actions to establish and/or improve the Company’s disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries will be made known to it by individuals within those entities, and that information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

On March 2, 2005, the SEC announced that it has postponed for one year the compliance date for reporting on internal control by non-accelerated filers and foreign private issuers regarding amendments to its rules under the Securities Exchange Act of 1934 that were adopted on June 5, 2003, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).  These registrants were scheduled to include in their annual report, a report by management on the company’s internal control over financial reporting and an accompanying auditor’s report, for fiscal years ending on or after July 15, 2005.  They must now begin to comply in their annual reports for fiscal years ending on or before July 15, 2006.  Nevertheless, the Company has contracted with an external consultant to assist management in complying with the internal control documentation, evaluation, and reporting provisions of Sarbanes-Oxley and plans to proceed with the project during the 2005 fiscal year.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could materially affect, or is likely to materially affect, our disclosure controls and procedures during the quarter ended December 31, 2004.

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

Item 8B.  Other Information

None.

PART III

Item 9.  Directors and Executive Officers of the Registrant

Information required by this item will be contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 10.  Executive Compensation

Information required by this item will be contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

Information required by this item will be contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.  Exhibits

(a) Exhibits.

3.1	Second Amended and Restated Articles of Incorporation of Navidec, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Amended and Restated Bylaws of Navidec Inc. (formerly ACI Systems, Inc.) incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 (SEC File No. 333-14497) filed on October 18, 1996).

3.3

Amendment to Second Amended and Restated Articles of Incorporation of Navidec, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

4.1

Form of Certificate for Common Stock of BPZ Energy, Inc., a Colorado corporation (incorporated by reference to Exhibit 4.1 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

10.1	Merger Agreement between Navidec, Inc. and BPZ, Inc. (incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed July 13, 2004).

10.2	Closing Agreement between Navidec, Inc. and BPZ, Inc. (incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed September 14, 2004).

10.3

Business Consulting Agreement dated July 8, 2004 by and between BPZ Energy, inc., a Colorado corporation, and Navidec Financial Services, Inc., a Colorado corporation (incorporated by reference to Exhibit 10.3 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

10.4	License Contract from the Government of Peru for Block Z-1 (incorporated by reference to Exhibit 10.5 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

10.5	Amendment to License Contract from the Government of Peru for Block Z-1 (filed herewith).

10.6	License Contract from the Government of Peru for Block XIX (incorporated by reference to Exhibit 10.6 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

10.7	Technical Evaluation Agreement from the Government of Peru for Area VI (incorporated by reference to Exhibit 10.7 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

10.8

Promotional Technical Evaluation Agreement from the Government of Peru for Area XVI (incorporated by reference to Exhibit 10.8 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

16.1	Letter from Hein & Associates, LLP (incorporated by reference to Exhibit 16.1 from Navidec’s Form 8-K filed November 18, 2004)

21.1	Subsidiaries of the Small Business Issuer (incorporated by reference to Exhibit 21.1 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith).

Item 14.  Principal Accountant Fees and Services

Information required by this item will be contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2005

BPZ ENERGY, INC.

By:

By:	/s/ THOMAS E. KELLY
Thomas E. Kelly
Chief Executive Officer
Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Date:	April 15, 2005

By:	/s/ FERNANDO ZÚÑIGA Y RIVERO	By:	/s/ GORDON GRAY
	Dr. Fernando Zúñiga y Rivero		Gordon Gray
	Director and Chairman of the Board		Director
Date:	April 15, 2005	Date:	April 15 2005

By:	/s/ JOHN R. MCKOWEN	By:	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
	John R. McKowen		Manuel Pablo Zúñiga-Pflücker
	Director		President and Director
Date:	April 15, 2005	Date:	April 15, 2005