Form 10QSB
period 2005-03-31
BPZ ENERGY INC
filed 2005-05-16
CIK 1023734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of May 1, 2005, there were 16,911,237 shares of common stock outstanding.  Such total excludes 9,000,000 shares of common stock which are issuable pursuant to the terms of the Merger agreement with Navidec, Inc., but which cannot be issued until the shareholders have approved an increase in the number of authorized shares of the Company.

Transitional Small Business Disclosure Format:  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BPZ ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$1,771,301	$4,014,191
Restricted cash	—	100,000
Other	54,240	72,159
Total current assets	1,825,541	4,186,350

Property and equipment:
Office equipment	13,884	5,662
Less accumulated depreciation	(808)	(157)
Net property and equipment	13,076	5,505

Restricted cash	1,300,000	—
Investment in SMC Ecuador, net	627,921	642,000

Total assets	$3,766,538	$4,833,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$212,994	$311,612
Notes payable	121,641	208,986
Accrued liabilities	203,536	54,342
Total current liabilities	538,171	574,940

Stockholders’ equity:
Common stock, no par value, 20,000,000 authorized; 16,891,237 and 16,529,848 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively (a)	14,553,345	13,393,286
Additional paid in capital — warrants and stock options	8,342,566	9,502,625
Stock subscription receivable	(230,825)	(230,825)
Accumulated deficit	(19,436,719)	(18,406,171)

Total stockholders’ equity	3,228,367	4,258,915

Total liabilities and stockholders’ equity	$3,766,538	$4,833,855

(a)          As discussed in Note 5, such totals exclude 9,000,000 shares of common stock which are issuable pursuant to the terms of the Merger agreement with Navidec, Inc., but which cannot be issued until the shareholders have approved an increase in the number of authorized shares of the Company.

The accompanying notes are an integral part of these consolidated financial statements.

BPZ ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue	$—	$—

Operating and administrative expenses:
General and administrative	960,789	102,445
Geological, geophysical and engineering	138,065	238
Depreciation expense	650	—

Total operating expenses	1,099,504	102,683

Operating loss	(1,099,504)	(102,683)

Other income (expense):
Investment income from SMC Ecuador, net of amortization	95,095	—
Interest expense	(5,662)	(15,800)
Amortization of deferred financing costs	(28,955)	—
Miscellaneous income	8,478	—

Total other income (expense)	68,956	(15,800)

Loss before income taxes	(1,030,548)	(118,483)

Income taxes	—	—

Net loss	$(1,030,548)	$(118,483)

Basic and diluted net loss per share	$(0.06)	$(0.03)

Weighted average common shares outstanding	16,706,527	4,103,454

The accompanying notes are an integral part of these consolidated financial statements.

BPZ ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Three Months Ended March 31, 2005

			Additional Paid in Capital	Stock Subscription Receivable	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2004	16,529,848	$13,393,286	$9,502,625	$(230,825)	$(18,406,171)	4,258,915
Exercise of stock options assumed at acquisition	361,389	1,160,059	(1,160,059)		—	—
Net loss for the first quarter	—	—	—		(1,030,548)	(1,030,548)
Balance, March 31, 2005	16,891,237	$14,553,345	$8,342,566	$(230,825)	$(19,436,719)	$3,228,367

(a)   As discussed in Note 5, such totals exclude 9,000,000 shares of common stock which are issuable pursuant to the terms of the Merger agreement with Navidec, Inc., but which cannot be issued until the shareholders have approved an increase in the number of authorized shares of the Company.

The accompanying notes are an integral part of these consolidated financial statements.

BPZ ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,030,548)	$(118,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	650	—
Amortization of investment in SMC Ecuador	14,079
Amortization of deferred financing fees	28,955	—
Other current assets	(11,036)	—
Accounts payable	(98,617)	3,975
Accrued liabilities	149,193	1,150

Net cash used in operating activities	(947,324)	(113,358)

Cash flows from investing activities:
Property and equipment additions	(8,222)	—
Increase in restricted cash	(1,200,000)	—

Net cash used in investing activities	(1,208,222)	—

Cash flows from financing activities:
Borrowings	—	150,000
Payments on borrowings	(87,344)	—
Advances to affiliates	—	(37,800)

Net cash (used in) provided by financing activities	(87,344)	112,200

Net decrease in cash and cash equivalents	(2,242,890)	(1,158)

Cash and cash equivalents at beginning of period	4,014,191	8,156

Cash and cash equivalents at end of period	$1,771,301	$6,998

Supplemental cash flow information:

Cash paid for:

Interest	$6,754	$—

The accompanying notes are an integral part of these consolidated financial statements.

BPZ ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

Interim Reporting

The unaudited consolidated financial statements of BPZ Energy, Inc. and its subsidiaries (the “Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as they pertain to Form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The consolidated balance sheet at December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Organization

BPZ Energy, Inc. (“BPZ” or the “Company”), a Colorado corporation, was incorporated in 1993. On September 10, 2004, the Company, at that time known as Navidec, Inc. (“Navidec”), consummated a reverse merger (the “Merger”) with BPZ Energy, Inc., a Texas corporation,(“BPZ-Texas”), an oil and gas exploration and production (E&P) company, whereby, BPZ-Texas became a wholly owned subsidiary of Navidec.  For accounting purposes, the Merger was treated as an acquisition of Navidec by BPZ-Texas.  In connection with the Merger, we changed our name to “BPZ Energy, Inc.” on February 4, 2005.  BPZ is headquartered in Houston, Texas and maintains an office in Lima, Peru.  Though its name has been changed, the pre-Merger company may be referred to as Navidec in this filing to avoid confusion.

The Merger agreement provided that all of the pre-Merger business operations, assets and liabilities of Navidec, Inc. be transferred to a wholly-owned subsidiary, Navidec Financial Services, Inc. (“NFS”), to be followed by the spin-off of NFS to the shareholders of record as of September 9, 2004.  This transaction was deemed effective on a pre-Merger basis under the terms of the merger agreement.

Our current business is the development and production of oil and natural gas reserves and the complementary development of gas-fired power generation in South America.  In 2001, BPZ registered a branch in Peru, officially designated “BPZ Energy, Inc. Sucursal Peru.”  Presently, the Company has exclusive rights and licensing agreements for oil and gas exploration and production covering a total of approximately 2.76 million acres in four blocks in northwest Peru; Block Z-1, Block XIX, Area VI and Area XVI.  In addition, in June 2004, BPZ acquired all of the capital stock of SMC Ecuador, Inc., a Delaware corporation which owns a non-operated working interest in certain producing properties in southwest Ecuador.

New Accounting Pronouncements

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 19-1 (“FSP 19-1”) “Accounting for Suspended Well Costs.”  This FSP provides guidance on the accounting for exploratory well costs to companies who use the successful efforts method of accounting.  The FSP states that exploratory well costs should continue to be capitalized if:  1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and 2) sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility.  If the exploratory well costs do not meet both to these criteria, these costs should be expensed, net of any salvage value.  Additional annual disclosures are required to provide information about management’s evaluation of capitalized exploratory well costs.  In addition, the FSP requires the annual disclosure of: 1) net changes from the period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, 2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and 3) an aging of exploratory well costs suspended for greater than one year with the number of wells it related to.  Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation.  The guidance in the FSP is required to be applied to the first reporting period beginning after April 4, 2005 on a prospective basis to existing and newly capitalized exploratory well costs.  The guidance provided in FSP 19-1 may affect the treatment of costs capitalized in future operations, but it would not have had a material effect on amounts recorded in our consolidated statements of financial position, results of operations or cash flow.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in SFAS Statement No. 143 “Accounting for Asset Retirement Obligations.”  A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company.  FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable.  FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities.  FIN 47 is effective for fiscal years ending after December 15, 2005.  The Company does not believe that its financial position, results of operations or cash flows will be impacted FIN 47.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment,” an amendment to SAFS No. 123 which supersedes SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”  SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB 25.  SFAS No. 123(R) also requires a public entity to present its cash flows provided by tax benefits from stock options exercised in the Financing Cash Flows section of the Statement of Cash Flows.  In April 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which provides guidance on SFAS No. 123 (R).  SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process.  Additionally, SAB 107 discusses additional disclosures to be made in registrants’ periodic reports.  Public companies will be required to implement SFAS 123(R) in the first fiscal year which begins after June 15, 2005.  As we intend to use stock-based compensation in the future as a component of employee compensation, and we have previously followed the intrinsic method, the implementation of this pronouncement will reduce our future earnings or increase our future losses.  The amount of such reductions may be significant, but cannot be estimated at this time.

Note 2 — Other Current Assets

Other current assets consist primarily of deferred financing costs related to the acquisition of SMC Ecuador, Inc.  The Company is amortizing these costs to expense over the term of the financing.

Note 3 — Restricted Cash and Performance Bonds

In connection with its properties in Peru, the Company has obtained various performance bonds to guarantee its obligations and commitments.  As of March 31, 2005 and December 31, 2004, BPZ had restricted cash deposits of $1,300,000 and $100,000, respectively, which collateralize performance bonds issued in those respective amounts.

BPZ also has an additional $240,000 in performance bonds in connection with its properties in Peru.  Two individual shareholders of the Company provided guarantees or collateral to the financial institutions which issued such bonds to secure the Company’s performance.

All of the performance bonds were issued by Peruvian banks and their terms are dictated by the corresponding license contract or technical evaluation agreement.

Note 4 — Investment in SMC Ecuador and Notes Payable

The Company has made an election to account for this investment under the cost method.  Since substantially all of the assets of SMC Ecuador consist of producing oil and gas properties, we are amortizing this investment on a straight-line basis over the remaining term of the license agreement which expires in May of 2016.  Accordingly, we recorded $14,079 of amortization expense in the first quarter of 2005.

In connection with the acquisition of SMC, the Company had a note payable balance of $208,986 as of December 31, 2004.  The note agreement requires monthly installment payments of $31,366, including imputed interest at 15%, through July 1, 2005.  The remaining note payable balance as of March 31, 2005 was $121,641.

Note 5 — Stockholders’ Equity

The Company has 20,000,000 shares of common stock, no par value, authorized by its Amended and Restated Certificate of Incorporation, of which 16,891,237 and 16,529,848 were issued and outstanding as of March 31, 2005 and December 31, 2004, respectively.  In addition to the shares issued and outstanding, the Company has the following potentially dilutive securities.  None of these potentially dilutive shares have been included in the calculation of earnings per share as the effect would be anti-dilutive. The Company intends to seek shareholder approval to increase the number of authorized shares to 250,000,000 at its 2005 annual meeting.

	March 31, 2005	December 31, 2004
Stock options outstanding	1,808,763	2,170,152
Warrants outstanding	2,629,000	2,629,000
Shares issuable to consultant for services	15,000	15,000
Earn-out shares issuable	9,000,000	9,000,000
Contingent earn-out shares	9,000,000	9,000,000
Total potentially dilutive securities	22,452,763	22,814,152

Stock Options Outstanding

In connection with the Merger, BPZ, as the accounting acquirer, assumed 1,332,076 Navidec, Inc. stock options outstanding.  All stock options were fully vested on the date of the Merger and expire on September 10, 2007.  Exercise prices on these stock options range from $1.30 to $2.00 per share.  Under the terms of the Merger agreement, the Company does not receive any of the proceeds from the exercise of these stock options.  Pursuant to the Merger agreement, the Company’s former subsidiary, NFS, is entitled to receive all proceeds from the exercise of these options.  During the quarter ended March 31, 2005, there were  361,389 stock options exercised.  As of March 31, 2005 and December 31, 2004, there were 808,763 and 1,170,152, respectively, of such stock options outstanding.

Additionally, in connection with the Merger, 1,000,000 stock options were issued to the former CEO of Navidec, Inc. at an exercise price of $1.30 per share.  The Company is entitled to the proceeds from the exercise of these options.  There were no options granted, expired or forfeited during the period.

All of the above stock options were recorded at fair market value as of the date of the Merger.  Accordingly, no disclosure of pro forma results of operations under SFAS No. 123 is required.

Warrants Outstanding

In connection with the Merger, BPZ, as the accounting acquirer, assumed outstanding warrants to purchase 1,129,000 shares of Navidec, Inc. common stock.  Of this total, 564,500 warrants have an exercise price of $2.00 per share and 564,500 warrants have an exercise price of $4.00 per share.  All of such warrants expire on August 31, 2005, unless there are certain delays in obtaining the effectiveness of a registration statement which includes the warrants.  The warrants are callable if the stock trades at or above the exercise price for a period of 10 consecutive days and there is an effective registration statement which includes the warrants.

Also in connection with the Merger, BPZ issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share in connection with an agreement for investor relations, public relations and other financial advisory services.  Such warrants expire on July 31, 2006.

Shares Issuable to Consultant for Services

As of March 31, 2005, the Company had an obligation to issue 15,000 shares to a consultant for services performed.  Such shares cannot be issued until the shareholders have approved an increase in the number of authorized shares.  Accordingly, the value of such shares, $63,750, has been reflected as a liability in the accompanying financial statements.

Merger Earn-Out Shares

Under the terms of the Merger agreement, the Company is committed to issue an additional 18,000,000 shares to the former shareholders of BPZ-Texas on a contingent earn-out basis if BPZ is able to achieve certain reserve and production goals.  The first earn-out target relating to reserves was achieved in December 2004 and 9,000,000 of the earn-out shares are issuable at this time.  However, the earn-out shares can only be issued after the shareholders have approved an increase in the number of authorized shares of the Company.  Accordingly, the 9,000,000 shares which have been earned are not recorded as outstanding of December 31, 2004.  The remaining 9,000,000 earn-out shares are contingent on the Company achieving production of 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007.

Note 6 — Affiliate and Related Party Transactions

As of March 31, 2005 and December 31, 2004 there were no affiliate and related party balances.  However, during the first quarter of 2004 (prior to the Merger), BPZ-Texas made cash advances to its parent, BPZ & Associates, Inc., totaling $37,800.

Note 7 — Commitments and Contingencies

The Company has various obligations and commitments in connection with its properties in Peru.  At the current stage of operations, these obligations relate primarily to technical services and evaluations and are largely discretionary as to timing and amount.  The Company performs a significant amount of these technical services using its internal staff and systems.

In connection with its Block Z-1 property, the Company posted a $1,300,000 performance bond in January 2005.  In order to obtain the performance bond, the Company deposited an equivalent amount in a restricted account in a Peruvian bank.  To satisfy its current performance obligation under of Block Z-1 license agreement, the Company must drill at least one well or acquire a specified amount of seismic data prior to July 2006.  The Company intends to satisfy its obligation by drilling a well which is currently budgeted to cost approximately $2,500,000.

The Company will continue to make commitments in the ordinary course of business as it pursues its development plans for the properties.

Note 8 — Legal Proceedings

Navidec, Inc. was advised in February 2004 that the SEC was conducting an informal inquiry to determine whether Navidec, Inc. had violated federal securities laws.  The SEC made an informal request that Navidec voluntarily produce certain documents, which were provided to the SEC in May 2004.  Based on the inquiries made and the information requested, the Company believes that the SEC’s investigation relates, at least in part, to the restatement of reported earnings for the first and second quarters of 2003 by Navidec, Inc.  This restatement was reported in Navidec, Inc.’s Form 10-Q for the third quarter of 2003 filed on December 11, 2003.

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

As of March 31, 2005, a total of approximately $19,000, primarily in legal fees, had been incurred in connection with the SEC investigation.  Pursuant to the Merger agreement, the Company has been indemnified by NFS for the costs of the SEC investigation.  Accordingly, BPZ did not record these costs as an expense.

Item 2.  Management’s Discussion and Analysis and Plan of Operation

Business

BPZ Energy, Inc. (“BPZ” or the “Company”), a Colorado corporation, formerly known as Navidec, Inc. (“Navidec”), was incorporated in 1993.  On September 10, 2004, BPZ Energy, Inc., a Texas corporation (“BPZ-Texas”), consummated a reverse merger with Navidec whereby BPZ-Texas became a wholly owned subsidiary of Navidec (the “Merger”).  For accounting purposes, BPZ-Texas was treated as the acquiring entity.  On February 4, 2005, we changed our name to “BPZ Energy, Inc.”  Though its name has been changed, the pre-Merger company may be referred to as Navidec in this filing to avoid confusion.

BPZ, based in Houston, Texas, is an international energy company with properties in South America, specifically northwest Peru and southwest Ecuador.  The Company is focused on the development and production of oil and natural gas reserves and the complementary development of gas-fired power generation.

In 2001, BPZ established a registered branch in Peru, officially designated as “BPZ Energy, Inc. Sucursal Peru.”  Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.76 million acres in northwest Peru.  BPZ acquired a minority working interest in the license contract for Block Z-1 in November 2001 and subsequently acquired 100% ownership of the block in November 2004.  In addition, BPZ acquired a 100% working interest in the license contract for Block XIX in December 2003.  Generally, license contracts in Peru contain an initial seven year exploration period and a total term of 30 years for oil development and production and 40 years for gas development and production.  In December 2003 the Company also entered into a Technical Evaluation Agreement for Area VI and a Promotional Technical Evaluation Agreement for Area XVI.  These latter two Agreements give BPZ the right to conduct technical evaluations of those areas over a 24-month period and the exclusive right to enter into license contracts if the evaluations indicate the potential for profitable operations.

To date our activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties.  We have not drilled any wells or recognized any revenues from our operations and do not anticipate generating significant revenues from our properties prior to mid-2006.

In June 2004, BPZ acquired all of the capital stock of SMC Ecuador, Inc. (“SMC”), a Delaware corporation, which owns a non-operated working interest in certain oil and gas producing properties located in the southwest region of the Republic of Ecuador (the “Santa Elena Properties”).  SMC has had its interest in the Santa Elena Properties for the past eight years.  The license agreement covering the property expires in May 2016.

Results of Operations

We are in the early stage of developing our properties in Peru and we do not currently have any production or revenues from these properties.  To date, our operations have consisted primarily of technical evaluation of the properties and the design of development plans to exploit the oil and gas resources on those properties.

Our operating and administrative expenses to date have consisted principally of general and administrative costs and geological, geophysical and engineering costs.  General and administrative costs have increased significantly from $102,445 during the first quarter of 2004 to $960,789 during the first quarter of 2005 as a result of our increased activity levels, additional personnel and costs associated with being a public company.  We incurred $138,065 of geological, geophysical and engineering costs in the first quarter of 2005 primarily related to our Block Z-1 project, compared to $238 in this category in same period of 2004.

We also incurred interest expense of $5,662 and amortization of debt financing costs of $28,955 in the first quarter of 2005, principally from notes payable incurred to finance the acquisition of SMC in June 2004.  Since substantially all of the assets of SMC consist of producing oil and gas properties, we are amortizing this investment on a straight-line basis over the remaining term of the license agreement covering the property.  Accordingly, we recorded $14,079 of amortization expense in the first quarter of 2005.  This property generated net cash distributions of $109,174 during the first quarter of 2005.

The Company realized a net loss of $1,030,548, or $0.06 per share, for the quarter ended March 31, 2005, as compared to as net loss of $118,483, or $0.03 per share for the same period in 2004.

Plan of Operation

Our plan of operation for the next twelve months is focused primarily on exploiting the resource opportunities in the offshore Block Z-1 in northwest Peru, in which we own a 100% working interest.  To achieve our objectives, we must obtain significant financing from external sources.  We are working to develop external financing options, but we do not currently have sufficient capital resources, nor do we currently have firm commitments from external sources to allow us to undertake all of the operations envisioned in this plan.

Our plan of operation envisions the installation of a 140 megawatt (‘‘MW’’) gas-fired electric generation complex near the town of Caleta Cruz, in northwest Peru.  This power plant will initially use gas from the Corvina Field in Block Z-1, which is located approximately 10 miles offshore from the power plant site.  The Corvina Field has an existing platform which will be refurbished to make it suitable for drilling operations.  There is also a shut-in gas well which we intend to recomplete and utilize for gas production.  Our initial plans call for the drilling of three additional wells from the existing platform.  We are working to have the environmental and drilling permits and platform refurbishment completed by October 2005 and we expect to commence workover and drilling operations at that time.  The drilling of the additional three wells is expected to extend into 2006.  Further development drilling is planned for 2006.

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

The environmental studies for the operations needed to develop and transport natural gas from the Corvina Field to the power plant site and to construct the power plant were initiated during the first quarter of 2005.  We also initiated engineering studies for the power plant, pipeline and other facilities during the first quarter of 2005.

In addition to the local power market targeted by our project in Peru, we intend to simultaneously develop a gas-power strategy in nearby Ecuador to capitalize on what we believe to be significant upside gas potential of the Corvina and Piedra Redonda Fields located in Block Z-1, as well as the potentially significant natural gas resources in the adjacent onshore Block XIX.  These areas are within 30 miles of the Ecuadorian border and can be developed for export sales of either raw gas or power generation via connection to the transmission system of Ecuador.  Our initial plan of operation calls for the Company to construct a 40-mile pipeline from Caleta Cruz, the terminal point of our offshore pipeline from the Corvina Field, to Arenillas, Ecuador.  We intend to sell gas for the generation of electricity by third party power producers in the local market in Ecuador.  We have negotiated three preliminary agreements for delivery of gas.  We are planning to have this pipeline completed for first sales by October 2006, though no assurance can be given that we can meet this schedule.

We have secured the environmental permits and other authorizations to shoot seismic in Block Z-1 and Block XIX.  However, our primary goal is development of the gas production from Block Z-1 to supply the proposed power plant at Caleta Cruz.  Accordingly, the timing of seismic acquisition is dependent upon securing sufficient financial resources for that project.

Our other two exploration areas in Peru, Area VI and Area XVI, which are held by BPZ under exclusive Technical Evaluation Agreements, will undergo geological studies and analysis during calendar year 2005.  While relatively inexpensive, these activities, when integrated with previously acquired geophysical and geological data, should provide us with an indication of the exploration and development potential of these areas.

We are currently developing engineering plans and designs for the various components of our plan of operation.  We have not obtained outside bids for all of the major equipment components, shipping and installation and associated services.  Such bids and estimates, when obtained, will be subject to change and contingencies.  Accordingly, we do not have a complete estimate of the total costs of the initial phases of the project.  However, based on our current estimates, we expect that the initial phases of the project, including the cost of the natural gas pipeline to Arenillas, Ecuador, will require total capital expenditures on the order of $90 to $100 million, including import duties and contingencies.  This estimate of capital expenditures does not include value added tax (referred to as “IGV” in Peru).  IGV is generally imposed on goods and services at a rate of 19%.  Certain expenditures are exempt from IGV or eligible for immediate refund.  In all cases, IGV paid on capital expenditures is recoverable from our future revenue billings within Peru and is not considered part of the capitalized costs of the equipment to which it relates.  We may also be able to obtain separate financing for the IGV.

Power plant and related equipment	$43.0	million
Platform and wells	11.0
Pipeline to Arenillas	20.0
Pipeline to Caleta Cruz	6.0
Processing facilities	9.0
Environmental studies and engineering	1.0
Contingencies	10.0
Total estimated capital budget	$100.0	million

Liquidity, Capital Resources and Capital Expenditures

Prior to the Merger, the Company primarily used debt financing to fund its operations. In connection with the Merger, the Company received total net proceeds of approximately $5.5 million from a private placement of its common stock.  Management believes it has adequate resources to be able to cover the minimum required general and administrative overhead of the Company and also permit limited expenditures for environmental and engineering studies and other design activities to allow us to begin implementing the ongoing gas-power strategy during 2005.  However, full implementation of our plans will require significant additional financing for which no firm commitments have been received.  We are seeking financing for the project through a combination of leasing, debt and/or equity funding.  The timing of this project is dependent on a variety of factors, including technical design of facilities, permitting, availability of equipment, delivery lead times, execution by contractors, and availability of financing, many of which are outside the control of the Company. We are in discussions with potential financing sources and we believe we will be successful in obtaining funding for this project; however, there can be no assurance that we will be able to do so.

Off-Balance Sheet Arrangements

As of March 31, 2005, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

We periodically evaluate the recoverability of the carrying value of its long-lived assets and identifiable intangibles by monitoring and evaluating changes in circumstances that may indicate that the carrying amount of the asset may not be recoverable.  Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be assessed include but are not limited to (a) a significant decrease in the market value of an asset, (b) a significant change in the extent or matter in which an asset is used or a significant physical change in an asset, (c) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, (d) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/or (e) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

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

Our plan of operations includes the drilling of wells and the construction of an electric power generation plant.  We will be required to plug and abandon those wells and restore the well site and power generation site upon completion of their production.  However, due to the fact that we have not yet begun operations, we do not have sufficient information to determine the timing, nor calculate the present value, of the obligation.  Therefore, no such provision is reflected in the accompanying consolidated financial statements.

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

Disclosure Regarding Forward-Looking Statements

BPZ cautions that this document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts,” “plans” and similar expressions, or the negative thereof, are also intended to identify forward-looking statements.  In particular, statements, expressed or implied, concerning future operating results, the ability to replace or increase reserves, or to increase production, or the ability to generate income or cash flows are by nature, forward-looking statements.  These statements are based on certain assumptions and analyses made by the management of BPZ in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, forward-looking statements are not guarantees of performance and no assurance can be given that these expectations will be achieved.

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to any of the following either domestically or internationally or in the jurisdictions in which BPZ or its subsidiaries are doing business:  the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, availability of capital resources, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and our Company is included in the Company’s Annual Report on Form 10-KSB filed with the SEC on April 15, 2005.

In light of these risks, uncertainties and assumptions, BPZ cautions the reader that these forward-looking statements are subject to risks and uncertainties, many of which are beyond BPZ’s control, which could cause actual events or results to differ materially from those expressed or implied by the statements.  All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements.  BPZ undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Controls and Procedures

Prior to the completion of the reverse merger with Navidec, Inc., BPZ Energy, Inc. was a private company and lacked many of the accounting procedures and disclosure controls necessary to operate effectively as a public company in the current regulatory environment.  Prior to May 16, 2005, the Chief Executive Officer of the Company, Thomas E. Kelly, served as the Chief Financial Officer of the Company.  Mr. Kelly is not a certified public accountant and does not possess the training and experience typically expected of the Chief Accounting Officer or Chief Financial Officer of a public company.  On May 16, 2005, Mr. Manuel Pablo Zuniga - Pflucker, formerly our President, was named Chief Executive Officer of the Company. Mr. Kelly will remain a member of our Board of Directors.

Beginning in the fourth quarter of 2004, Mr. Kelly, in conjunction with the Company’s accounting and legal advisors, reviewed the Company’s disclosure controls and procedures and concluded that as of the end of the period covered by this quarterly report on Form 10-QSB, the Company’s disclosure controls and procedures were not adequate to ensure that (i) the information required to be disclosed by the Company in its SEC reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) the information required to be disclosed in its SEC reports is consistently recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In light of the deficiencies and weaknesses identified in the Company’s disclosure controls and procedures as discussed above, the Company engaged various consultants to assist it in preparing the financial statements for the periods contained in this report and Mr. Kelly and the Board of Directors have concluded, to the best of their knowledge and belief, that the financial information and disclosures contained in this report are complete and accurate. Further, subsequent to December 31, 2004, the Company took several actions intended to improve the Company’s internal and disclosure controls, including the hiring of a Chief Financial Officer and Controller, both of whom are Certified Public Accountants, and engaged consultants to assist it in taking the necessary corrective actions to establish and/or improve the Company’s disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries will be made known to it by individuals within those entities, and that information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

During the first quarter of 2005, the Company installed additional internal and disclosure control procedures in order to allow it to ensure that material information relating to the Company and its consolidated subsidiaries will be made known to it by individuals within those entities, and that information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Management of the Company believes it has made significant progress in establishing and improving its internal and disclosure controls, although such controls are not considered fully adequate at this time.  Management intends to continue to make the necessary improvements in its internal and disclosure controls until such controls are adequate.

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

Management’s Report on Internal Control over Financial Reporting

On March 2, 2005, the SEC announced that it has postponed, for one year, the compliance date for reporting on internal control by non-accelerated filers and foreign private issuers regarding amendments to its rules under the Securities Exchange Act of 1934 that were adopted on June 5, 2003, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).  These registrants were scheduled to include in their annual report, a report by management on the company’s internal control over financial reporting and an accompanying auditor’s report, for fiscal years ending on or after July 15, 2005.  However, due to the SEC’s announced postponement, they must now begin to comply in their annual reports for fiscal years ending on or before July 15, 2006.  Nevertheless, the Company has contracted with an external consultant to assist management in complying with the internal control documentation, evaluation, and reporting provisions of Sarbanes-Oxley and plans to proceed with the project during the 2005 fiscal year.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 8 of the Notes to Unaudited Consolidated Financial Statements included in Item I, which is incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

The Company held a special meeting of shareholders on February 4, 2005, the purpose of which was to amend the Company’s articles of incorporation to change the name of the Company to BPZ Energy, Inc.  The matter passed with 64.2% of the shares voting in favor of the name change as detailed in the table below:

	Outstanding
Type of vote	Voting Shares	%
For	10,604,322	64.2%
Against	15,057	0.1%
Abstain	—	0.0%
Did not vote	5,906,469	35.7%
Total Shares	16,525,848	100.0%

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.  (Filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.  (Filed herewith)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.  (Filed herewith)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.  (Filed herewith)

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BPZ ENERGY, INC.

/s/ Manuel Pablo Zuniga - Pflucker
Manuel Pablo Zuniga - Pflucker
Chief Executive Officer

Date: May 16, 2005