Form 10QSB
period 2005-06-30
BPZ ENERGY INC
filed 2005-08-15
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-29098

BPZ ENERGY, INC.

(Exact name of registrant as specified in its charter)

Colorado	33-0502730
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

580 Westlake Park Blvd., Suite 525
Houston, Texas 77079
(Address of principal executive office)

Registrant’s telephone number, including area code: (281) 556-6200

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of August 10 , 2005, there were 38,118,774 shares of common stock outstanding.

Transitional Small Business Disclosure Format:  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BPZ ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$358,370	$4,014,191
Restricted cash	—	100,000
Other	76,282	72,159
Total current assets	434,652	4,186,350

Property and equipment:
Office equipment	27,884	5,662
Less accumulated depreciation	(2,452)	(157)
Net property and equipment	25,432	5,505

Restricted cash	1,300,000	—
Investment in SMC Ecuador, net	1,726,342	642,000

Total assets	$3,486,426	$4,833,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$130,078	$311,612
Note payable	30,979	208,986
Accrued liabilities	1,362,869	54,342
Total current liabilities	1,523,926	574,940

Stockholders’ equity:
Common stock, no par value, 20,000,000 authorized; 16,962,774 and 16,529,848 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively (a)	14,782,979	13,393,286
Additional paid in capital — warrants and stock options	8,112,932	9,502,625
Stock subscription receivable	(230,825)	(230,825)
Accumulated deficit	(20,702,586)	(18,406,171)

Total stockholders’ equity	1,962,500	4,258,915

Total liabilities and stockholders’ equity	$3,486,426	$4,833,855

(a)           As discussed in Note 6, such totals exclude 9,000,000 shares of common stock which were issuable as of December 31, 2004 pursuant to the terms of the Merger agreement with Navidec, Inc., but which could not be issued until the shareholders approved an increase in the number of authorized shares of the Company.   The Company obtained shareholder approval to increase the number of authorized shares from 20,000,000 to 250,000,000 at its 2005 annual meeting held on July 1, 2005, and the 9,000,000 shares were issued thereafter.

The accompanying notes are an integral part of these consolidated financial statements.

BPZ ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$—	$—	$—	$—

Operating and administrative expenses:
General and administrative	1,028,467	39,143	1,989,256	141,588
Geological, geophysical and engineering	291,126	81,235	429,191	81,473
Depreciation expense	1,645	—	2,295	—

Total operating expenses	1,321,238	120,378	2,420,742	223,061

Operating loss	(1,321,238)	(120,378)	(2,420,742)	(223,061)

Other income (expense):
Investment income from SMC Ecuador, net of amortization	81,936	—	177,031	—
Interest expense	(2,305)	(15,800)	(7,967)	(31,600)
Amortization of deferred financing costs	(28,955)	—	(57,910)	—
Miscellaneous income	4,695	359	13,173	359

Total other income (expense)	55,371	(15,441)	124,327	(31,241)

Loss before income taxes	(1,265,867)	(135,819)	(2,296,415)	(254,302)

Income taxes	—	—	—	—
Net loss	$(1,265,867)	$(135,819)	$(2,296,415)	$(254,302)

Basic and diluted net loss per share	$(0.07)	$(0.03)	$(0.14)	$(0.06)

Weighted average common shares outstanding	16,927,800	4,103,454	16,909,418	4,103,454

The accompanying notes are an integral part of these consolidated financial statements.

BPZ ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Six Months Ended June 30, 2005

	Common Stock		Additional Paid in	Stock Subscription	Accumulated
	Shares (a)	Amount	Capital	Receivable	Deficit	Total

Balance, January 1, 2005	16,529,848	$13,393,286	$9,502,625	$(230,825)	$(18,406,171)	$4,258,915

Exercise of stock options assumed at acquisition	432,926	1,389,693	(1,389,693)	—	—	—
Net loss	—	—	—	—	(2,296,415)	(2,296,415)
Balance, June 30, 2005	16,962,774	$14,782,979	$8,112,932	$(230,825)	$(20,702,586)	$1,962,500

(a)           As discussed in Note 6, such totals exclude 9,000,000 shares of common stock which were issuable as of December 31, 2004 pursuant to the terms of the Merger agreement with Navidec, Inc., but which could not be issued until the shareholders approved an increase in the number of authorized shares of the Company.   The Company obtained shareholder approval to increase the number of authorized shares from 20,000,000 to 250,000,000 at its 2005 annual meeting held on July 1, 2005, and the 9,000,000 shares were issued thereafter.

The accompanying notes are an integral part of these consolidated financial statements.

BPZ ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,296,415)	$(254,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,295	—
Amortization of investment in SMC Ecuador	28,158	—
Amortization of deferred financing fees	57,910	—
Stock-based compensation	104,270	—
(Increase) decrease in other assets	(62,033)	4,180
Increase (decrease) in accounts payable	(181,534)	—
Increase (decrease) in accrued liabilities	91,757	25,701

Net cash used in operating activities	(2,255,592)	(224,421)

Cash flows from investing activities:
Property and equipment additions	(22,222)	—
Investment in SMC Ecuador	—	(642,000)
Restricted cash	(1,200,000)	—

Net cash used in investing activities	(1,222,222)	(642,000)

Cash flows from financing activities:
Borrowings	—	1,889,174
Increase in other current assets	—	(528,509)
Payments on borrowings	(178,007)	(200,000)
Advances to affiliates	—	(294,600)

Net cash (used in) provided by financing activities	(178,007)	866,065

Net decrease in cash and cash equivalents	(3,655,821)	(356)

Cash and cash equivalents at beginning of period	4,014,191	8,155

Cash and cash equivalents at end of period	$358,370	$7,799

Supplemental cash flow information:

Non-cash items:
Forgiveness of advances to parent with corporate reorganization	$—	$457,490
Common stock issuable in connection with asset exchange agreement (see Note 4 and Note 6)	1,112,500	—
Cash paid for:
Interest	$10,192	$—

The accompanying notes are an integral part of these consolidated financial statements.

BPZ ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

Interim Reporting

The unaudited consolidated financial statements of BPZ Energy, Inc. and its subsidiaries (the “Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as they pertain to Form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The consolidated balance sheet at December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Organization

BPZ Energy, Inc. (“BPZ” or the “Company”), a Colorado corporation, was incorporated in 1993. On September 10, 2004, the Company, at that time known as Navidec, Inc. (“Navidec”), consummated a reverse merger (the “Merger”) with BPZ Energy, Inc., a Texas corporation, (“BPZ-Texas”), an oil and gas exploration and production (E&P) company, whereby BPZ-Texas became a wholly owned subsidiary of Navidec.  For accounting purposes, the Merger was treated as an acquisition of Navidec by BPZ-Texas.  In connection with the Merger, we changed our name to “BPZ Energy, Inc.” on February 4, 2005.  BPZ is headquartered in Houston, Texas and maintains an office in Lima, Peru.  Though its name has been changed, the pre-Merger company may be referred to as Navidec in this filing to avoid confusion.

The Merger agreement provided that all of the pre-Merger business operations, assets and liabilities of Navidec, Inc. would be transferred to a wholly-owned subsidiary, Navidec Financial Services, Inc. (“NFS”), followed by the spin-off of NFS to the shareholders of record as of September 9, 2004, prior to the Merger date.

Our current business is the development and production of oil and natural gas reserves and the complementary development of gas-fired power generation in South America.  In 2001, BPZ registered a branch in Peru, officially designated “BPZ Energy, Inc. Sucursal Peru.”  Presently, the Company has exclusive rights and licensing agreements for oil and gas exploration and production covering a total of approximately 2.76 million acres in four blocks in northwest Peru; Block Z-1, Block XIX, Area VI and Area XVI.  In addition, in June 2004, BPZ acquired the capital stock of SMC Ecuador, Inc., a Delaware corporation which owns a non-operated minority working interest in certain oil and gas producing properties in southwest Ecuador.

New Accounting Pronouncements

The following are recent accounting pronouncements affecting the Company’s activities and operations:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153 Exchanges of Nonmonetary Assets —an amendment of APB Opinion No. 29.  Opinon No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on fair value with exception for nonmonetary exchanges of similar productive assets.  Statement 153 amends Opinon No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005.  The financial position, results of operations or cash flows contained in this filing are unaffected by the implementation of this new standard.

In May 2004, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  This Statement replaces APB Opinion 20 and FASB Statement No.3 and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  The provisions of this Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 19-1 (“FSP 19-1”) “Accounting for Suspended Well Costs.”  This FSP provides guidance on the accounting for exploratory well costs to companies who use the successful efforts method of accounting.  The FSP states that exploratory well costs should continue to be capitalized if:  1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and 2) sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility.  If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value.  Additional annual disclosures are required to provide information about management’s evaluation of capitalized exploratory well costs.  In addition, the FSP requires the annual disclosure of: 1) net changes from the period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, 2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and 3) an aging of exploratory well costs suspended for greater than one year with the number of wells it related to.  Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation.  The guidance in the FSP is required to be applied to the first reporting period beginning after April 4, 2005 on a prospective basis to existing and newly capitalized exploratory well costs.  The guidance provided in FSP 19-1 may affect the Company’s treatment of costs capitalized in future operations, but it would not have had a material effect on amounts recorded in our consolidated statements of financial position, results of operations or cash flow as of June 30, 2005.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in SFAS Statement No. 143 “Accounting for Asset Retirement Obligations.”  A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company.  FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable.  FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities.  FIN 47 is effective for fiscal years ending after December 15, 2005.  The Company does not believe that its financial position, results of operations or cash flows will be impacted by FIN 47.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment,” an amendment to SAFS No. 123 which supersedes SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”  SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB 25.  SFAS No. 123(R) also requires a public entity to present its cash flows provided by tax benefits from stock options exercised in the Financing Cash Flows section of the Statement of Cash Flows.  In April 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which provides guidance on SFAS No. 123 (R).  SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process.  Additionally, SAB 107 discusses additional disclosures to be made in registrants’ periodic reports.  Public companies will be required to implement
SFAS 123(R) in the first fiscal year which begins after June 15, 2005.  As we intend to use stock-based compensation in the future as a component of employee compensation, and we have previously followed the intrinsic method, the implementation of this pronouncement will reduce our future earnings or increase our future losses.  The amount of such reductions may be significant, but cannot be estimated as of June 30, 2005.

Note 2 — Other Current Assets

Other current assets consist of value added tax paid in Peru, various deposits, prepaid rent and deferred financing costs related to the acquisition of SMC Ecuador, Inc.

Note 3 — Restricted Cash and Performance Bonds

The Company has obtained various performance bonds to guarantee its obligations and commitments under its license and technical evaluation agreements in Peru.  As of June 30, 2005 and December 31, 2004, BPZ had restricted cash deposits of $1,300,000 and $100,000, respectively, which collateralize performance bonds issued in those respective amounts.  BPZ also has additional performance bonds in the amount of $240,000 for which two individual shareholders of the Company provided guarantees or collateral to the financial institutions which issued such bonds to secure the Company’s performance.  All of the performance bonds were issued by Peruvian banks and their terms are dictated by the corresponding license contract or technical evaluation agreement.

Note 4 — Investment in SMC Ecuador and Note Payable

The Company has made an election to account for this investment under the cost method.  Since substantially all of the assets of SMC Ecuador consist of producing oil and gas properties (the “Santa Elena Property”), we are amortizing this investment on a straight-line basis over the remaining term of the license agreement which expires in May of 2016.  Accordingly, we recorded $14,079 of amortization expense for the three months, and $28,158 for the six months, ended June 30, 2005.

In connection with the acquisition of SMC, the Company had a note payable balance of $208,986 as of December 31, 2004.  The note agreement requires monthly installment payments of $31,366, including imputed interest at 15%, through July 1, 2005.  The remaining note payable balance as of June 30, 2005 was $30,979.

As part of the agreement, the holder of the note payable held a first lien on the common stock of SMC as collateral.  The holder also received beneficial ownership of a 4% derivative working interest in the Santa Elena Property.  In June 2005, the Company entered into an agreement to exchange the holder’s 4% derivative working interest in the Santa Elena Property for 250,000 shares of BPZ common stock.  Accordingly, as of June 30, 2005, BPZ owns the full 10% working interest in the Santa Elena Property.  Such shares could not be issued until the shareholders approved an increase in the number of authorized shares.  Accordingly, the value of such shares, $1,112,000, has been reflected as a liability in the accompanying financial statements as of June 30, 2005.  The Company obtained shareholder approval to increase the number of authorized shares from 20,000,000 to 250,000,000 at its 2005 annual meeting held on July 1, 2005 and the 250,000 shares were issued thereafter.

Note 5 — Accrued Liabilities

Below is a summary of  the accrued liabilities balances as of June 30, 2005 and December 31, 2004.  A detailed discussion regarding the shares issuable to consultants for services and shares issuable under asset exchange agreement can be found below in Note 6.

	June 30, 2005	December 31, 2004

Operating and administrative accruals	$146,099	$54,342
Liabilties expected to be settled in common stock:
Consulting services	104,270
Asset exchange agreement	1,112,500
	$1,362,869	$54,342

Note 6 — Stockholders’ Equity

As of June 30, 2005, the Company had 20,000,000 shares of common stock, no par value, authorized by its Amended and Restated Certificate of Incorporation, of which 16,962,774 and 16,529,848 were issued and outstanding as of June 30, 2005 and December 31, 2004, respectively.  In addition to the shares issued and outstanding, the Company has the following potentially dilutive securities.  None of these potentially dilutive shares have been included in the calculation of earnings per share as the effect would be anti-dilutive. The Company obtained shareholder approval to increase the number of authorized shares from 20,000,000 to 250,000,000 at its 2005 annual meeting held on July 1, 2005.

	June 30, 2005	December 31, 2004
Stock options outstanding	1,737,226	2,170,152
Warrants outstanding	2,629,000	2,629,000
Shares issuable to consultant for services	25,000	15,000
Shares issuable in connection with SMC Ecuador asset exchange agreement	250,000
Earn-out shares issuable	9,000,000	9,000,000
Contingent earn-out shares	9,000,000	9,000,000
Total potentially dilutive securities	22,641,226	22,814,152

Stock Options Outstanding

In connection with the Merger, BPZ, as the accounting acquirer, assumed 1,332,076 Navidec, Inc. stock options outstanding.  All stock options were fully vested on the date of the Merger and expire on September 10, 2007.  Exercise prices on these stock options range from $1.30 to $2.00 per share.  Under the terms of the Merger agreement, the Company does not receive any of the proceeds from the exercise of these stock options.  Pursuant to the Merger agreement, the Company’s former subsidiary, NFS, is entitled to receive all proceeds from the exercise of these options.  During the six months ended June 30, 2005, there were 432,926 stock options exercised.  As of June 30, 2005 and December 31, 2004, there were 737,226 and 1,170,152, respectively, of such stock options outstanding.

Additionally, in connection with the Merger, 1,000,000 stock options were issued to the former CEO of Navidec, Inc. at an exercise price of $1.30 per share.  Of such stock options, 500,000 were fully vested on the date of the Merger.  The remaining 500,000 stock options will vest upon the receipt of additional investment proceeds totaling $6 million, including proceeds from the exercise of outstanding warrants, provided such funding is received no later than September 10, 2006.  All stock options, when vested, expire 10 years from date of grant.  The Company is entitled to the proceeds from the exercise of these options.

All of the above stock options were recorded at fair market value as of the date of the Merger.  Accordingly, no disclosure of pro forma results of operations under SFAS No. 123 is required.

Warrants Outstanding

In connection with the Merger, BPZ, as the accounting acquirer, assumed outstanding warrants to purchase 1,129,000 shares of the Company’s common stock.  Of this total, 564,500 Class A warrants have an exercise price of $2.00 per share and 564,500 Class B warrants have an exercise price of $4.00 per share.  All of such warrants were originally scheduled to expire on August 31, 2005.  However, delays in obtaining the effectiveness of a registration statement which includes the warrants have extended the expiration date.  The warrants are callable if the stock trades at or above the exercise price for a period of 10 consecutive days and there is an effective registration statement which includes the warrants.  This registration statement has been declared effective by the SEC.  On August 4, 2005, the Company called the Class B warrants with a final exercise date of October 14, 2005.  The Company has further agreed not to call the Class A warrants prior to December 30, 2005 and to accept the exercise of any Class A warrants prior to that date.

Also in connection with the Merger, BPZ issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share in connection with an agreement for investor relations, public relations and other financial advisory services.  Such warrants expire on July 31, 2006.

Shares Issuable to Consultants for Services

As of June 30, 2005, the Company had an obligation to issue 25,000 shares to two consultants for services performed.  Such shares could not be issued until the shareholders approved an increase in the number of authorized shares.  Accordingly, the value of such shares, $104,270, has been reflected as a liability in the accompanying financial statements as of June 30, 2005.   The Company obtained shareholder approval to increase the number of authorized shares from 20,000,000 to 250,000,000 at its 2005 annual meeting held on July 1, 2005.

Shares Issuable Under Asset Exchange Agreement

In June 2005, the Company entered into an agreement to exchange 250,000 shares of BPZ common stock  for the note holder’s 4% derivative working interest in the Santa Elena Property, the details of which are fully discussed in Note 4.

Merger Earn-Out Shares

Under the terms of the Merger agreement, the Company is committed to issue an additional 18,000,000 shares to the former shareholders of BPZ-Texas on a contingent earn-out basis if BPZ is able to achieve certain reserve and production goals.  The first earn-out target relating to reserves was achieved in December 2004 and 9,000,000 of the earn-out shares were issuable at that time.  However, the earn-out shares could only be issued after the shareholders approved an increase in the number of authorized shares of the Company.  Accordingly, the 9,000,000 shares which had been earned, but not issued, were not recorded as outstanding as of June 30, 2005 and December 31, 2004.  The Company obtained shareholder approval to increase the number of authorized shares from 20,000,000 to 250,000,000 at its 2005 annual meeting held on July 1, 2005 and the 9,000,000 shares were issued thereafter.  Because the merger was considered a reverse acquisition, the earn-out arrangement will be treated for accounting purposes as a stock dividend because the earn-out is payable to the shareholders of the accounting acquirer, BPZ-Texas.  Accordingly, other than increasing the number of shares outstanding, no accounting entry will be required. The remaining 9,000,000 earn-out shares are contingent on the Company achieving net production of 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007.

Note 7 — Affiliate and Related Party Transactions

As of June 30, 2005 and December 31, 2004, there were no affiliate and related party balances.  However, during the first half of 2004, BPZ-Texas made cash advances totaling $294,600 to BPZ & Associates, Inc., its parent company prior to the Merger.

Note 8 — Commitments and Contingencies

The Company has various obligations and commitments in connection with its properties in Peru.  At the current stage of operations, these obligations relate primarily to technical services and evaluations and are largely discretionary as to timing and amount.  The Company performs a significant amount of these technical services using its internal staff and systems and the associated costs are expensed as incurred.

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

On May 31, 2005, BPZ Energy, Inc. announced that it had signed a Mandate Letter with the International Finance Corporation (“IFC”), a member of the World Bank Group based in Washington, D.C., to facilitate the financing of the Company’s initial capital expenditure program in Block Z-1 in northwest Peru.  The Mandate Letter specifies that IFC will appraise BPZ Energy’s project in Peru to determine the feasibility and structure of a potential financing of up to $70 million.  Any IFC investment will depend on the project and the Company meeting IFC’s financing criteria, the overall financing plan being acceptable to IFC, approval of the investment by management and the Board of IFC, and the execution of all appropriate documentation, in form and substance satisfactory to IFC.  As part of the Mandate, BPZ has agreed to pay customary fees and expenses during the appraisal period which are estimated to be in the order of $285,000.   As of June 30, 2005, $85,000 of fees and approximately $7,500 of reimbursable out-of-pocket expenses have been incurred.

The Company will continue to make commitments in the ordinary course of business as it pursues its development plans for the properties.

Note 9 — Legal Proceedings

Navidec, Inc. was advised in February 2004 that the Security and Exchange Commission (“SEC”) was conducting an informal inquiry to determine whether Navidec, Inc. had violated federal securities laws.  The SEC made an informal request that Navidec voluntarily produce certain documents, which were provided to the SEC in May 2004.  Based on the inquiries made and the information requested, the Company believes that the SEC’s investigation relates, at least in part, to the restatement of reported earnings for the first and second quarters of 2003 by Navidec, Inc.  This restatement was reported in Navidec, Inc.’s Form 10-Q for the third quarter of 2003 filed on December 11, 2003.

On December 22, 2004, the Company received notice that the SEC had issued an Order Directing a Private Investigation and Designating Officers to Take Testimony, and would be conducting a formal investigation.  We are cooperating fully with the SEC and are in discussions with the Commission regarding this matter.  As of June 30, 2005, a total of approximately $36,000, primarily in legal fees, had been incurred in connection with the SEC investigation.  Pursuant to the Merger agreement, the Company has been indemnified by NFS for the costs of the SEC investigation.  Accordingly, BPZ did not record these costs as an expense.  Although we continue to work to bring this matter to a prompt conclusion, we cannot make any assurance that the investigation will be resolved satisfactorily or that it will not have a negative effect on the Company.

Note 10 — Subsequent Events

On July 19, 2005, the Company completed a private placement of 11,466,000 shares of common stock, no par value, pursuant to a Stock Purchase Agreement dated as of July 19, 2005.  The common stock was priced at $3.00 per share resulting in gross proceeds to the Company of approximately $34.4 million.  Net proceeds from the private placement are estimated to be $31.8 million.

In the Stock Purchase Agreement, the Company agreed to prepare and file with the Securities and Exchange Commission (“SEC”), no later than 30 days after the closing date of the private placement, a registration statement covering the resale of the shares of common stock issued in the placement.  The Company also agreed to use its best efforts to cause the registration statement to be declared effective no later than 5 business days after the Company receives a notice that the SEC will not review the registration statement or 90 days after the closing date if the SEC reviews the registration statement.  If the Company fails to file the registration statement before the deadline for such filing, or the registration statement is not declared effective within 120 days after the closing date, the Company will be obligated to pay certain fees to the investors.

For its services as placement agent in connection with the transaction, Morgan Keegan & Company, Inc. received 7% of the gross proceeds delivered to the Company at the closing and warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share.  Such warrants expire on July 19, 2010.

On July 1, 2005, the Company appointed three new independent members to its Board of Directors, expanding the Board to seven members in accordance with its bylaws.  Each of the new directors received a grant of 50,000 shares of restricted common stock, which vest on July 1, 2007.

The Company’s Board of Directors also awarded, on a contingent basis, a total of 970,000 shares of restricted common stock and incentive stock awards totaling 485,000 shares to three of the Company’s officers.  Such awards were contingent upon shareholder approval of an increase in the number of authorized common shares of the Company and approval of the 2005 Long-Term Incentive Compensation Plan.  The Company’s shareholders approved both proposals at the 2005 Annual Meeting on July 1, 2005 and the Company intends to issue these stock-based incentive awards during the third quarter of 2005.  The majority of the restricted stock awards will vest in three equal annual installments beginning on the first anniversary of the date of grant. Vesting of the incentive stock awards is contingent on the Company achieving net production of 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007, a target which coincides with the second earn-out target under the Merger agreement.

Item 2.  Management’s Discussion and Analysis and Plan of Operation

Business

BPZ Energy, Inc. (“BPZ” or the “Company”), a Colorado corporation, formerly known as Navidec, Inc. (“Navidec”), was incorporated in 1993.  On September 10, 2004, BPZ Energy, Inc., a Texas corporation (“BPZ-Texas”), consummated a reverse merger with Navidec whereby BPZ-Texas became a wholly owned subsidiary of Navidec (the “Merger”).  For accounting purposes, BPZ-Texas was treated as the acquiring entity.  On February 4, 2005, we changed our name to “BPZ Energy, Inc.”  Although its name has been changed, the pre-Merger company may be referred to as Navidec in this filing to avoid confusion.

Based in Houston, Texas, we are an international energy company with properties in South America, specifically northwest Peru and southwest Ecuador.  We are focused on the development and production of oil and natural gas reserves and the complementary development of gas-fired power generation for our own account.

In 2001, we established a registered branch in Peru, officially designated as “BPZ Energy, Inc. Sucursal Peru.”  Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.76 million acres in northwest Peru.  We acquired a minority working interest in the license contract for Block Z-1 in November 2001 and subsequently acquired 100% ownership of the block in November 2004.  In addition, we acquired a 100% working interest in the license contract for Block XIX in December 2003.  Generally, license contracts in Peru contain an initial seven year exploration period and a total term of 30 years for oil development and production and 40 years for gas development and production.  In December 2003 we also entered into a Technical Evaluation Agreement for Area VI and a Promotional Technical Evaluation Agreement for Area XVI.  These latter two Agreements give us the right to conduct technical evaluations of those areas over a 24-month period and the exclusive right to enter into license contracts if the evaluations indicate the potential for profitable operations.

To date our activities in Peru have been limited to analysis and evaluation of a large volume of legacy technical data on the properties and preparation of the development plans for the properties.  We have not yet drilled any wells or recognized any revenues from our operations and do not anticipate generating significant revenues from our properties prior to mid-2006.

In June 2004, BPZ acquired the capital stock of SMC Ecuador, Inc. (“SMC”), a Delaware corporation, which owns a non-operated working interest in certain oil and gas producing properties located in the southwest region of the Republic of Ecuador (the “Santa Elena Properties”).  SMC has had its interest in the Santa Elena Properties for the past eight years.  The license agreement covering the property expires in May 2016.

Results of Operations

We are in the early stage of developing our properties in Peru and we do not currently have any production or revenues from these properties.  To date, our operations have consisted primarily of technical evaluation of the properties and the design of development plans to exploit the oil and gas resources on those properties.

Our operating and administrative expenses to date have consisted principally of general and administrative costs and geological, geophysical and engineering costs.  General and administrative costs have increased significantly from $39,143 during the second quarter of 2004 and $141,588 during the six months ended June 30, 2004 to $1,028,467 during the second quarter of 2005 and $1,989,256 during the six months ended June 30, 2005 as a result of our increased activity levels, additional personnel and costs associated with being a public company.  We incurred $291,126 of geological, geophysical and engineering costs in the second quarter of 2005 and $429,191 during the six months ended June 30, 2005 primarily related to our Block Z-1 project, compared to $81,235 and $81,473 in the same periods of 2004.

We also incurred interest expense of $2,305 and amortization of deferred financing costs of $28,955 in the second quarter of 2005 and interest expense of $7,967 and amortization of debt financing costs of $57,910 for the six months ended June 30, 2005, principally from notes payable incurred to finance the acquisition of SMC in June 2004.  Interest expense of $15,800 and $31,600 for the three and six month periods ended June 30, 2004 related to other borrowings in 2004.  Since substantially all of the assets of SMC consist of producing oil and gas properties, we are amortizing this investment on a straight-line basis over the remaining term of the license agreement covering the property.  Accordingly, we recorded $14,079 and $28,158 of amortization expense in the second quarter and six months ended June 30, 2005, respectively.  This property generated net cash distributions of $96,015 and $205,189 during the second quarter of 2005 and six months ended June 30, 2005, respectively.

The Company realized a net loss of $1,265,867, or $0.07 per share, for the quarter ended June 30, 2005, as compared to a net loss of $135,819, or $0.03 per share for the same period in 2004.  For the six months ended June 30, 2005, the Company realized a net loss of $2,296,415 or $0.14 per share, as compared to a net loss of $254,302, or $0.06 per share, for the same period in 2004.

Plan of Operation

Our plan of operation for the next twelve months is focused primarily on exploiting the resource opportunities in the offshore Block Z-1 in northwest Peru, in which we own a 100% working interest.  The capital budget for our plans totals approximately $100 million. The achievement of our plan of operation is dependent on obtaining financing for our capital budget. See “Liquidity, Capital Resources and Capital Expenditures” below for further discussion.

Our plan of operation envisions the installation of a company-owned 140 megawatt (‘‘MW’’) gas-fired electric generation plant near the town of Caleta Cruz, in northwest Peru.  This power plant will initially use gas from the Corvina Field in Block Z-1, which is located approximately 10 miles offshore from the power plant site.  On August 3, 2005 the Company announced that it had awarded the turnkey contract for the engineering, procurement and construction (EPC) of its power plant project to BTEC Turbines LP of Houston.  The contract was awarded following a comprehensive six-month bidding process that included field visits by all of the bidders.  Under the EPC contract, the final terms of which are being negotiated, BTEC will supply two General Electric Frame 7 simple-cycle gas-fired turbines.  BTEC will also act as the main contractor for the transportation of all equipment, contruction, startup and commissioning of the power plant.

The Corvina Field has an existing platform which we believe can be refurbished to make it suitable for drilling operations.  We have hired a contractor to undertake the refurbishment of the platform and recently initiated work on this project.  There is also a shut-in gas well which we intend to recomplete and utilize for gas production.  Our initial plans call for the drilling of three new wells from the existing platform.  We are working to have the environmental and drilling permits and platform refurbishment completed by November 2005 and we expect to commence workover and drilling operations at that time.  The drilling of the three new wells is expected to extend into 2006.  Further development drilling, encompassing three additional wells, is planned for later in 2006.

We must construct a 10-mile natural gas pipeline to transport natural gas from the Corvina Field to the power plant site at Caleta Cruz.  The power plant site has an existing substation and power transmission lines that with certain upgrades are capable of handling up to 300 MW of power.  Our plan is to own 100% of the power plant.  Accordingly, our revenues from the natural gas delivered to the power plant will be derived from the sale of electricity.

In order to support our proposed electric generation project, we recently commissioned an independent power market analysis for the region.  The Peruvian electricity market is deregulated and power is transported through an interconnected national grid managed by the Committee for Economic Dispatching of Electricity (known as “COES”).  Based on this study, we are confident that we will be able to sell economic quantities of electricity from our initial 140 MW power plant at Caleta Cruz.  We believe there may be an opportunity in the future to generate and profitably sell significantly greater volumes of power into the Peruvian and Ecuadorian power markets.  Our goal is to commence initial sales of electricity by July 2006.  However, this timeline is subject to certain factors, which include securing binding financing commitments, outside our control.

The environmental studies for the operations needed to develop and transport natural gas from the Corvina Field to the power plant site and to construct the power plant were initiated during the first quarter of 2005.  We also initiated engineering studies for the power plant, pipeline and other facilities during the first quarter of 2005.

In addition to the local power market targeted by our project in Peru, we intend to simultaneously develop a gas-power strategy in nearby Ecuador to capitalize on what we believe to be significant upside gas potential of the Corvina and Piedra Redonda Fields located in Block Z-1, as well as the potentially significant natural gas resources in the adjacent onshore Block XIX.  These properties are within 30 miles of the Ecuadorian border and can be developed for export sales of either raw gas or power generation via connection to the transmission system of Ecuador.  Our initial plan of operation calls for the Company to construct a 40-mile pipeline from Caleta Cruz, the terminal point of our offshore pipeline from the Corvina Field, to Arenillas, Ecuador.  We intend to sell gas for the generation of electricity by third party power producers in the local market in Ecuador.  We have negotiated three preliminary agreements for delivery of gas.  We are planning to have this pipeline completed for first sales by October 2006, though no assurance can be given that we can meet this schedule.

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

We are currently developing engineering plans and designs for the various components of our plan of operation.  We have not obtained outside bids for all of the major equipment components, shipping and installation and associated services.  Such bids and estimates, when obtained, will be subject to change and contingencies.  Accordingly, we do not have a complete estimate of the total costs of the initial phases of the project.  However, based on our current estimates, we expect that the initial phases of the project, including the cost of the natural gas pipeline to Arenillas, Ecuador, will require total capital expenditures on the order of $90 to $100 million, including import duties and contingencies.  This estimate of capital expenditures does not include value added tax (referred to as “IGV” in Peru).  IGV is generally imposed on goods and services at a rate of 19%.  Certain expenditures are exempt from IGV or eligible for immediate refund.  IGV paid on capital expenditures is generally recoverable from our future revenue billings within Peru and is not considered part of the capitalized costs of the equipment to which it relates.  We may also be able to defer payment of certain of these expenditures or obtain separate financing for the IGV.

Power plant and related equipment	$45.1	million
Pipelines and processing facilities	28.5
Platform and wells	16.4
Contingencies	10.0
Total estimated capital budget	$100.0	million

Liquidity, Capital Resources and Capital Expenditures

BPZ’s initial project in the offshore Block Z-1 in northwest Peru, totaling approximately $100 million, includes the refurbishment of the CX-11 platform, rehabilitation of an existing well and the drilling of six new wells, installation of a 10-mile pipeline from the platform to shore, construction of a 140 MW simple-cycle electric generating plant, and the construction of a 40-mile gas pipeline to supply gas to third party generators in Arenillas, Ecuador.

Prior to the Merger, the Company primarily used debt financing to fund its operations. In connection with the Merger, the Company received total net proceeds of approximately $5.5 million from a private placement of its common stock.  In January 2005, we deposited $1.3 million of these funds as restricted cash to secure our performance obligations under Block Z-1.  As of June 30, 2005, we had a cash balance of approximately $358,000. We have committed funds as necessary to continue progress toward implementing our gas to power strategy by mid-2006. The timing of this project is dependent on a variety of factors, including technical design of facilities, permitting, availability of equipment, delivery lead times, execution by contractors, and availability of financing, many of which are outside the control of the Company.

In May 2005 the Company signed a Mandate Letter with International Finance Corporation (“IFC”), a member of the World Bank Group based in Washington, D.C.  The Mandate Letter specifies that the IFC will appraise BPZ Energy’s project in Peru to determine the feasibility and structure of a potential financing of up to $70 million. The IFC’s appraisal of the project will include a review of the technical, economic, commercial, financial, environmental and legal aspects of the project. IFC’s financing, the structure of which would be defined during the appraisal process, is currently expected to include an equity/quasi-equity investment for IFC’s account of up to $8 million plus a long-term senior debt package of up to $62 million for the account of IFC and other potential lenders.  Any IFC investment will depend on the project and the Company meeting IFC’s financing criteria, the overall financing plan being acceptable to IFC, approval of the investment by management and the Board of IFC, and the execution of all appropriate documentation, in form and substance satisfactory to IFC. As part of the Mandate, BPZ has agreed to pay customary fees and expenses during the appraisal period.

In addition to the IFC potential financing, our project development plans require the Company to provide approximately $30 million of equity or other capital to complete our initial expenditures program.  On July 19, 2005 the Company completed a private placement of common stock to accredited investors for gross proceeds of $34.4 million.  Morgan Keegan & Company, Inc. served as placement agent for the offering.  Net proceeds after placement fees and other expenses are estimated to be $31.8 million.

The Company sold 11,466,000 shares of common stock at a price of $3.00 per share.  There were no warrants or other dilutive securities issued to investors in connection with the offering.

We have made significant progress toward obtaining the capital resources necessary to execute the project.  While we do not yet have a firm commitment from the IFC regarding the $70 million financing package, we have made progress on the IFC’s appraisal process during the past two months and believe that the IFC financing will be completed by the end of the year.  The recently-completed equity financing will allow us sufficient resources to continue advancing the project along the timeline until we have the balance of the financing in place.

Off-Balance Sheet Arrangements

As of June 30, 2005, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Recent Accounting Pronouncements

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with GAAP.  Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements, and the disclosure of contingent assets and liabilities.  We have identified the following as critical accounting policies directly related to our business and operations, and the understanding of our financial statements.

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

Impairment of Long-Lived Assets

We periodically evaluate the recoverability of the carrying value of our long-lived assets and identifiable intangibles by monitoring and evaluating changes in circumstances that may indicate that the carrying amount of the asset may not be recoverable.  Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be assessed include but are not limited to (a) a significant decrease in the market value of an asset, (b) a significant change in the extent or matter in which an asset is used or a significant physical change in an asset, (c) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, (d) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/or (e) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

We consider historical performance and anticipated future results in our evaluation of potential impairment.  Accordingly, when indicators or impairment are present, we evaluate the carrying value of these assets in reaction to the operating performance of the business and future discounted and non-discounted cash flows expected to result from the use of these assets.  Impairment losses are recognized when the expected future cash flows from an asset are less than its carrying value.

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

Disclosure Regarding Forward-Looking Statements

BPZ cautions that this document contains forward-looking statements.  All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts,” “plans” and similar expressions, or the negative thereof, are also intended to identify forward-looking statements.  In particular, statements, expressed or implied, concerning future operating results, the ability to replace or increase reserves, or to increase production, or the ability to generate income or cash flows are by nature, forward-looking statements.  These statements are based on certain assumptions and analyses made by the management of BPZ in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, forward-looking statements are not guarantees of performance and no assurance can be given that these expectations will be achieved.

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, availability of capital resources, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and our Company is included in the Company’s Annual Report on Form 10-KSB filed with the SEC on April 15, 2005.

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

Item 3.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

BPZ Energy, Inc. became a public reporting entity in September 2004.  Prior to that time, we were a small private company with limited accounting needs and resources.  Subsequent to the Merger and continuing during the quarter ended June 30, 2005, we have taken significant steps to establish and improve our systems of internal and disclosure controls and procedures to meet our requirements as a public company.  These actions have included the hiring of a Chief Financial Officer and Corporate Controller, both of whom are certified public accountants and have experience with the internal and disclosure control and procedure requirements of public companies.  We also engaged the services of two consultants who are certified public accountants and have significant experience in the establishment, documentation and verification of internal control systems.  With the efforts of these individuals and other employees of the Company commencing after the Merger and continuing during the quarter ended June 30, 2005, we believe our system of internal and disclosure controls and procedures has improved significantly and has allowed us to make the affirmative conclusion in the above paragraph.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 9 of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item I, which is incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1  Third Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 8-K filed by BPZ with the SEC on July 8, 2005)

10.1  Stock Purchase Agreement dated as of July 19, 2005 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed by BPZ with the SEC on July 22, 2005)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.  (Filed herewith)

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
President & Chief Executive Officer

Date: August 15, 2005