Form 10KSB/A
period 2004-12-31
BPZ ENERGY INC
filed 2005-12-23
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB/A

Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.           ☐

Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act                             Yes ☐ No ☒)

Registrant did not earn revenues for the fiscal year ended December 31, 2004.

The number of shares of Common Stock held by non-affiliates as of March 31, 2005 was 7,553,306 shares, all of one class of common stock, no par value, having an aggregate market value of approximately $46,830,477 based upon the closing price of Registrant’s common stock on such date of $6.20 per share as quoted on the Over-the-Counter Bulletin Board (“OTCBB”).

As of March 31, 2005, BPZ Energy, Inc. had 16,506,931 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed no later than April 30, 2005 are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

TABLE OF CONTENTS

BPZ Energy, Inc. is filing this amended Annual Report on Form 10-KSB/A for the period ended December 31, 2004 (the “Amended Annual Report”), to amend its Annual Report on Form 10-KSB for the period ended December 31, 2004 (the “Original Annual Report”), which was filed with the Securities and Exchange Commission on April 15, 2005.

The Amended Annual Report amends the disclosure under the Part I, Item 1 “Description of Business,” Part I, Item 2 “Description of Property,” Part I, Item 5 “Market for Common Equity and Related Stockholder Matters,” Part II, Item 6 “Management’s Discussion and Analysis and Plan of Operation,” Part II, Item 7 “Financial Statements and Supplementary Data,” and Part II, Item 8A “Controls and Procedures.”  Except for these items, no other information in the Original Annual Report is amended hereby.

PART I

Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis and Plan of Operation
Item 7.	Financial Statements and Supplementary Data
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 8A.	Controls and Procedures
Item 8B.	Other Information

PART III
Item 9.	Directors and Executive Officers of the Registrant
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

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

Item 1.  Description of Business

General

BPZ Energy, Inc., a Colorado corporation (“BPZ” or the “Company”) was incorporated in 1993.  Based in Houston, Texas, BPZ is an international energy company with properties in northwest Peru and southwest Ecuador. The Company is focused on the development and production of oil and natural gas and the complementary development of gas-fired power generation.

On September 10, 2004, BPZ Energy, Inc., a Texas corporation (“BPZ-Texas”), consummated a reverse merger with Navidec, Inc. (“Navidec”) whereby BPZ-Texas became a wholly owned subsidiary of Navidec (the “Merger”).  The details of the Merger are discussed below under the heading, “Navidec Merger Transaction.”  On February 4, 2005, the Company changed its name to BPZ Energy, Inc.  Although the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing to avoid confusion.

We maintain an office and a registered branch in Peru.  Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.76 million acres in northwest Peru. We acquired a minority working interest in the license contract for Block Z-1 in November 2001 and subsequently acquired 100% ownership of the block in November 2004. In addition, we acquired a 100% working interest in the license contract for Block XIX in December 2003. Generally, the terms of a license contract in Peru provide for an initial exploration period of seven to ten years and a total contract period of 40 years for gas development and production and 30 years for oil development and production.  In December 2003, we also entered into a Technical Evaluation Agreement for Area VI and a Promotional Technical Evaluation Agreement for Area XVI. These latter two Agreements give us the right to conduct technical evaluations of those areas over a 24-month period and the exclusive right to enter into license contracts if the evaluations indicate the potential for profitable operations.

In June 2004, we acquired the capital stock of SMC Ecuador, Inc., a Delaware corporation (“SMC”), which owns a 10% non-operated working interest in certain oil and gas producing properties located in the southwest region of Ecuador (the “Santa Elena Properties”). SMC has had its interest in the Santa Elena Properties for the past eight years. The license agreement covering the property extends through May 2016.

The Company is in its development stage and to date our activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties. We have not drilled any wells or recognized any revenues from our operations and do not anticipate generating significant revenues from our properties prior to mid-2006.

Navidec Merger Transaction

On July 8, 2004, BPZ-Texas and Navidec entered into a Merger Agreement (the “Merger Agreement”) providing for the acquisition of BPZ-Texas by Navidec in a transaction intended to qualify as a tax free share exchange.  The Merger was consummated on September 10, 2004.

As a result of the Merger, the shareholders of BPZ-Texas received the majority of the voting interests and control of the Board of Directors of the combined entity.  Accordingly, the Merger was treated as a reverse acquisition of Navidec by BPZ-Texas and has been accounted for as a business combination as more fully described in Note 2 of the Notes to Consolidated

Financial Statements.  The historical financial statements of the Company for periods prior to the Merger are the historical financial statements of BPZ-Texas.

The Merger Agreement provided for the immediate issuance by Navidec of 9,000,000 shares of its common stock to the shareholders of BPZ-Texas and the future issuance of an additional 18,000,000 shares on an earn-out basis if the Company achieves certain reserve and production goals.  The first 9,000,000 earn-out shares were contingent on achieving certain reserve targets, which targets were achieved in December 2004.  The remaining 9,000,000 earn-out shares are contingent on the Company achieving production of 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007.  At present, Navidec has only 20,000,000 common shares authorized for issuance.  The earn-out shares cannot be issued until the Company amends its Articles of Incorporation to increase the number of authorized shares, which will require shareholder approval.  Should all of the earn-out shares be earned, the former shareholders of BPZ-Texas would receive, in the aggregate, 27,000,000 shares of common stock of the Company.  Upon completion of the Merger, the officers and directors of Navidec resigned, except the former CEO of Navidec, John R. McKowen, who remains a director.  Mr. McKowen, together with the management and the four directors of BPZ-Texas, became the executive officers and directors of the surviving entity.

As part of the Merger transaction, Navidec agreed to provide through a private placement not less than $3 million or more than $6 million in additional equity capital for the operations and working capital needs of BPZ-Texas.  As of September 30, 2004, this private placement was closed with $6.0 million of total gross proceeds.  Net proceeds of approximately $5.5 million became available for use in connection with the business operations of BPZ-Texas.

As of the effective date of the Merger, the Company was owned approximately 18.9% by the new investors in the Company who acquired their shares in the September 2004 private placement, 24.4% by the legacy Navidec shareholders, and approximately 56.7% by the former shareholders of BPZ-Texas.  Assuming the pro forma issuance of the entire 18,000,000 shares of Navidec common stock subject to the earn-out, the post-merger Company would be owned approximately 8.9% by the new private placement investors, 11.4% by the legacy Navidec shareholders, and approximately 79.7% by the former shareholders of BPZ-Texas.  In addition, as of the Merger date, the Company assumed or granted 4,961,076 dilutive securities, consisting of warrants and stock options.  See Notes 2 and 9 of the Notes to Consolidated Financial Statement for the nature and terms of these dilutive securities.

The Merger Agreement also provided that all of the pre-merger business operations, assets and liabilities of Navidec would be transferred to a wholly-owned subsidiary, Navidec Financial Services, Inc. (“NFS”), followed by the spin-off of NFS to the pre-merger shareholders of record as of September 9, 2004, the date prior to consummation of the Merger.  Accordingly, the pre-merger shareholders of BPZ-Texas will not be entitled to receive shares of NFS.  All legal requirements for the spin-off of NFS have been completed except for registration of the spin-off with the Securities and Exchange Commission and the final distribution of the common shares of NFS to the pre-merger shareholders of the Company.  Pending such final distribution of shares, the Company remains the nominal owner of the majority of the common shares of NFS, which shares are being held by the Company for the benefit of the spin-off shareholders.  The Company is continuing to assist the management of NFS, as requested, in its efforts to consummate the spin-off of NFS, but has no control over the registration process of NFS and cannot predict when the management of NFS will be able to complete the final distribution of NFS common shares.  NFS is organized into three divisions: business development, mortgage services and technology.  Subsequent to the Merger, NFS has operated independently of the Company.  Each company maintains separate offices, bank accounts and management and the lines of business and operations of the two companies are completely independent.  The Company does not control NFS and accounts for its nominal ownership in NFS under the equity method of accounting.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1934.  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Headquarters Office, 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The public can obtain any documents that we file electronically with the SEC at http://www.sec.gov.  In addition, the Company has recently developed a website (http://www.bpzenergy.com), on which we make available, free of charge, all of the Company’s above mentioned filings with the SEC, including Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Securities Act of 1934.  These filings will be available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We believe that our early efforts and knowledge of our targeted areas have given us a competitive advantage in Peru, and to a lesser extent, in Ecuador.  Although there are unleased tracts within our target area, we believe that these properties may be less attractive to other companies because it will be difficult for them to obtain a significant amount of contiguous mineral acres.  This results in part from our significant holdings in the vicinity of these unleased tracts. However, increased demand for license rights in surrounding areas may impact our ability to expand and grow in the future, particularly because many of our competitors have substantially greater financial and other resources, better name recognition and longer operating histories.  As a result, we may not be able to acquire additional oil and gas properties in desirable locations.

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

Regulation

General

Various aspects of our oil and natural gas operations are currently or will be subject to various foreign laws and governmental regulations. These regulations may be changed from time to time in response to economic or political conditions. Although we believe that our operations are and will be in substantial compliance with existing legislation and requirements of governmental bodies, our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. Our principals have many collective decades of experience in dealing directly with the Peruvian government on energy projects and in some cases have been directly involved in the drafting and promulgation of petroleum legislation. Therefore we believe we are in a unique position to understand and comply with local rules and regulations. However, our current permits and authorizations and our ability to obtain future permits and authorizations may, over time, be susceptible to increased scrutiny and greater complexity which could result in increased costs or delays in receiving appropriate authorizations.

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

Under service contracts, the ownership of all of the extracted petroleum is vested in Perupetro and the company will receive compensation agreed to by the parties. However, Perupetro is granted the power to remunerate the investor either in cash or in kind, depending on the level of investment and the volume of production. We have no service contracts, nor do we foresee operating under this form of contract.

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

Peruvian labor and safety legislation.  Our operations in Peru will also be subject to the Unified Labor Law, which governs the labor force in the petroleum sector. In addition, the Organic Hydrocarbon Law and related Safety Regulations for the Petroleum Industry also regulate the safety and health of workers involved in the development of hydrocarbon activities. All entities engaged in the performance of activities related to the petroleum industry must provide the General Hydrocarbons Bureau on a semi-annual basis with the list of their personnel, indicating their nationality, specialty and position. These entities must also permanently train their workers on the application of safety measures in the operations, and control of disasters and emergencies. Each entity must keep detailed records of all accidents that occur in its operations and report all accidents to the General Hydrocarbons Bureau. The regulations also contain provisions on accident prevention and personnel health and safety, which in turn include rules on living conditions, sanitary facilities, and water quality at workplaces, medical assistance and first-aid services. Provisions specifically related to the exploration phase, which is our current phase of operations, are also contained in the regulations and include safety measures in camps, medical assistance, food conditions, and handling of explosives. Additional safety regulations may also apply as we expand and develop our operations.

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

Peruvian environmental regulation.  Our operations are subject to numerous and frequently changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Peru has enacted specific environmental regulations applicable to the petroleum industry. The Code on the Environment and the Natural Resources establishes a framework within which all specific laws and regulations applicable to each sector of the economy are to be developed. These laws and regulations are designed to ensure the continual balance of environmental and petroleum interests. The regulations stipulate certain environmental standards expected from contractors. They also specify appropriate sanctions to be enforced by the Ministry of Mines and Energy if a contractor fails to maintain such standards. The Ministry of Mines and Energy is charged with the responsibility of issuing the applicable standards. OSINERG is responsible for ensuring compliance with applicable environmental rules covering hydrocarbon activities.

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

Any failure to comply with environmental protection rules, the import of contaminated products, or a company’s failure to keep a monitoring register or send reports to the General Hydrocarbons Bureau in a timely fashion, could subject the company to fines. In addition, the General Hydrocarbons Bureau may consider imposing a prohibition or restriction of the relevant activity, an obligation to compensate the aggrieved parties and/or an obligation to immediately restore the area. The company responsible for any default can also be subject to a suspension of operations for a term of one, two or three months, or indefinitely. Furthermore, any contract signed with the Peruvian government, the implementation of which jeopardizes or endangers the protection or conservation of protected natural areas, can be terminated.

We are subject to all Peruvian environmental regulations now in existence and those that exist in the future. The enactment and enforcement of environmental laws and regulations in Peru is relatively new. We are therefore uncertain how Peruvian authorities will enforce and supervise environmental compliance and standards. Further, we cannot predict any future regulation or the cost associated with future compliance.

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

Compliance with Existing Legislation in Peru

Although we believe that our operations are and will be in substantial compliance with existing legislation and requirements of Peruvian governmental bodies, our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. As noted above, our principals have many collective decades of experience in dealing directly with the Peruvian government on energy projects and in some past cases have been directly involved in the drafting and promulgation of petroleum legislation. Therefore we believe we are in a good position to understand and comply with local rules and regulations.

Ecuador

SMC Ecuador, Inc. has had its interest in the Santa Elena oil fields for the past eight years. As a non-operator, we are not directly subject to the laws and regulations of Ecuador covering the oil and gas industry and the environment. However, if we begin operating activities in Ecuador, we will be directly subject to such laws and regulations.

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

Offices and Employees

Our corporate headquarters office is in Houston, Texas, where, as of December 31, 2004, we had approximately 4,000 square feet of office space under a twelve-month renewable lease.  We also maintain an administrative office in Lima, Peru under a month-to-month lease.

As of December 31, 2004, we employed 9 full-time employees (of which 3 are executive officers) in the Houston office, and 2 full-time employees and 1 part-time employee in the Peru office. BPZ believes that its relationship with its employees is satisfactory. None of our employees are represented by a union.

RISK FACTORS

Risks Related to the Company and Our Business

We have a limited operating history and have only engaged in start-up activities.  Although BPZ-Texas was formed in 2001, we are in a formative stage because we have not had significant business operations since formation and have generated no revenues from the production of oil or gas from our properties. We are also subject to all of the risks inherent in attempting to expand a relatively new business venture. Such risks include, but are not limited to, the possible inability to profitably operate our existing properties or properties to be acquired in the future, our possible inability to fund the development requirements of such properties and our possible inability to acquire additional properties that will have a positive effect on our operations. We can provide no assurance that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of our securities. The experience of our management team has primarily been in the exploration and production industry and we have limited experience in the power generation business. We are initially relying on consultants and outside engineering and technical firms to provide the expertise to plan and execute the power generation aspects of our strategy and we have not yet hired all necessary full-time employees to manage this line of business. Accordingly, we are subject to the risk that because of these factors and other general business risks noted throughout these “Risk Factors” we may not be able to profitably execute our power generation strategy.

We own rights to oil and gas properties that have not yet been developed.  We own rights to oil and gas properties that have limited or no development. There are no guarantees that our properties will be developed profitably or that the potential oil and gas resources on the property will produce as expected if they are developed.

We require significant additional financing for the exploration and development of our foreign oil and gas properties and the construction of our proposed power generation facility, pipeline and gas processing facility.  We currently have limited working capital. With the net proceeds from a recently completed $6 million private offering limited to accredited investors completed on September 30, 2004, we have begun to implement our plans to develop our existing oil and gas properties, but we do not have sufficient funds required to bring our exploration, development and acquisition activities to profitability.  We anticipate that full and profitable development of our existing and future oil and gas discoveries and prospects in South America may take several years and will require significant additional capital expenditures that we will not be able to fund from operations.  If we are unable to timely obtain adequate funds to finance these expenditures, our ability to develop our oil and gas reserves may be severely limited or substantially delayed.  Such limitations or delay would likely result in substantial financial losses and the potential loss of our oil and gas leases.

We anticipate that future amounts required to fund our foreign activities will be funded from debt financing, sale of equity interests in the Company, joint venture arrangements, the sale of oil and gas interests, and/or future cash flows from operations.  The exact nature and terms of such funding sources is unknown at this time, and there can be no assurance that we will obtain such funding or have adequate funding available to finance our operations in Peru.

Our future operating revenue is dependent upon the performance of our properties.  Our future operating revenue depends upon our ability to profitably operate our existing properties by drilling and completing wells that produce commercial quantities of gas and our ability to expand our operations through the successful implementation of our plans to explore and acquire additional properties. The successful development of oil and gas properties requires an assessment of potential recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact. There can be no assurance that once in operation we can produce sufficient operating revenue to operate our existing properties or acquire additional oil and gas producing properties and leases. We may not discover or successfully produce any recoverable reserves, or we may not be able to make a profit from the reserves that we discover. In the event that we are unable to produce sufficient operating revenue to fund our future operations, we will be forced to seek additional, third-party funding, if such funding can be obtained. Such options would possibly include debt financing, sale of equity interests in the Company, joint venture arrangements, or the sale of oil and gas interests. If we are unable to secure such financing on a timely basis, we could be required to delay or scale back our operations. If such unavailability of funds continued for an extended period of time, this could result in the termination of our operations and the loss of an investor’s entire investment.

Our business involves many uncertainties and operating risks that may prevent us from realizing profits and can cause substantial losses.  Our development activities may be unsuccessful for many reasons, including weather, the drilling of dry holes, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure we will realize a profit on our investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. Our business involves a variety of operating risks, including:

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

•                  suspension of our operations; and

•                  repairs to resume operations.

If any of these risks occur, and our resulting losses are significant, we may have to curtail or suspend any drilling or production operations we may eventually commence.

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

Construction and operation of power generation and gas processing facilities and pipelines involve significant risks that cannot always be covered by insurance or contractual protections.  The construction of power generation and gas processing facilities and pipelines involve many risks, including:

•                  supply interruptions,

•                  work stoppages,

•                  labor disputes,

•                  social unrest,

•                  inability to negotiate acceptable construction, supply or other contracts,

•                  inability to obtain required governmental permits and approvals,

•                  weather interferences,

•                  unforeseen engineering, environmental and geological problems, and

•                  unanticipated cost overruns.

The ongoing operation of these facilities involves all of the risks described above, in addition to risks relating to the breakdown or failure of equipment or processes and performances below expected levels of output or efficiency. We intend to obtain and maintain commercially reasonable levels of insurance where such insurance is available and cost effective, obtain warranties from vendors and obligate contractors to meet certain performance levels. However, the proceeds of any such insurance, warranties or performance guarantees may not be adequate to cover lost revenues or increased expenses. Any of these risks could cause us to operate below expected capacity levels, which in turn could result in lost revenues, increased expense and higher maintenance costs.

Our success depends on the existence and growth of markets for natural gas and electricity in Peru and Ecuador.  Peru has a relatively well-developed and stable market for electricity, while the power market in Ecuador is not as well-developed or stable. Both countries rely on hydro-electric generating capacity for a significant portion of their power demand. Hydro plants are much less expensive to operate than plants which utilize natural gas, but are subject to variable output based on rainfall and reservoir levels. The majority of the non-hydro, or thermal, power capacity in both countries consists of generating plants that utilize diesel or fuel oil, which are significantly more costly than natural gas at this time. Both countries have natural gas reserves and production, but neither has a well-developed natural gas infrastructure. Our immediate business plan relies on the continued stability of the power market in Peru (and Ecuador for the purpose of gas sales to third-party power producers in Ecuador) and our longer-term plans depend on the further development of the electricity market in Ecuador. We are subject to the risks that relatively more favorable business conditions for hydro plants or other competitive issues may adversely affect the demand and prices for the electricity that we expect to produce. We are also subject to the risks associated with potential disruptions or changes to regulations of the natural gas or power markets in these countries. We plan to enter into long-term contracts to sell a significant part of our future power production. There is a market for long-term purchases of power and natural gas, but there can be no assurance that we will be successful in obtaining such contracts on favorable terms. We will also be subject to the general commercial issues related to being in the power business, including the credit-worthiness of and collections from future customers and the ability to profitably operate our future power plants.

The geographic concentration of our properties in northwest Peru and southwest Ecuador subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting that region specifically.  The geographic concentration of our properties in northwest Peru and southwest Ecuador and adjacent waters means that some or all of our properties could be affected by the same event should that region experience:

•                  severe weather (such as the effects of “El Nino”, which can cause excessive rainfall and flooding in Peru and Ecuador);

•                  delays or decreases in production, the availability of equipment, facilities or services;

•                  delays or decreases in the availability of capacity to transport, gather or process production; or

•                  changes in the regulatory environment.

Because all our properties could experience the same conditions at the same time, these conditions could have a relatively greater impact on our results of operations than they might have on other operators who have properties over a wider geographic area.

Instability of International Operations.  Presently, all of our oil and gas properties are located in South America, specifically Peru and Ecuador. The success and profitability of our international operations may be adversely affected by risks associated with international activities, including economic, labor and social conditions, political instability, tax laws (including host-country export, excise and income taxes and U.S. taxes on foreign operations) and fluctuations in the value of the U.S. dollar versus the local currencies in which oil and gas producing activities may be conducted. This instability in laws, expenses of operations and fluctuations in exchange rates may make our assumptions about the economic viability of our oil and gas properties incorrect. If these assumptions are incorrect, we may not be able to earn sufficient revenue to cover our costs of operations.

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

We are subject to numerous foreign laws and regulations of the oil and natural gas industry that can adversely affect the cost, manner or feasibility of doing business.  Our operations are subject to extensive foreign laws and regulations relating to the exploration for and the development, production and transportation of oil and natural gas as well as electrical power generation. Future laws or regulations, any adverse change in the interpretation of existing laws or our failure to comply with existing legal requirements may harm our results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with governmental regulations, such as:

•                  work program guarantees and other financial responsibility requirements;

•                  taxation;

•                  royalty requirements;

•                  customer requirements;

•                  operational reporting; and

•                  safety requirements.

•                  Under these laws and regulations, we could be liable for:

•                  personal injuries; and

•                  property and natural resource damages; and

•                  governmental infringements and sanctions.

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

Our current permits and authorizations and our ability to get future permits and authorizations may, over time, be susceptible to increased scrutiny, resulting in increased costs, or delays in receiving appropriate authorizations. In particular, we may experience delays in obtaining permits and authorizations in Peru and Ecuador necessary for our operations. Compliance with these laws and regulations may increase our costs of operations, as well as further restrict our foreign operations. Moreover, these laws and regulations could change in ways that substantially increase our costs. These laws and regulations have changed in the past and have generally imposed more stringent requirements that increase operating costs or require capital expenditures in order to remain in compliance. It is also possible that unanticipated developments could cause us to make environmental expenditures that are significantly higher from those we currently anticipate, thereby increasing our overall costs. Failure to comply with new regulations could cause us to suspend or terminate certain operations or subject us to administrative, civil and criminal penalties. Any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and our ability to implement our plan of operation.

Compliance with, or breach of, laws relating to the discharge of materials into, and the protection of the environment, can be costly and could limit our operations.  As an owner or lessee and operator of oil and gas properties in Peru and Ecuador, we are subject to various national, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner or lessee under an oil and gas lease for the cost of property damage, oil spills, discharge of hazardous materials, remediation and clean-up resulting from operations, subject the owner or lessee to liability for pollution damages and other environmental damages, and require suspension or cessation of operations in affected areas.

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

Our oil and gas operations involve substantial costs and are subject to various economic risks.  Our oil and gas operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire producing properties and to drill exploratory wells. The cost and length of time necessary to produce any reserves may be such that it will not be economically viable. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. We also face the risk that the oil and/or gas reserves may be less than anticipated, that we will not have sufficient funds to successfully drill on the property, that we will not be able to market the oil and/or gas due to a lack of a market and that fluctuations in the prices of oil and/or gas will make development of those leases uneconomical. This could result in a total loss of our investment. In addition, the cost and timing of drilling, completing and operating wells is often uncertain.

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

The loss of senior management or key technical personnel could adversely affect us.  We have engaged certain members of management who have substantial expertise in the type of endeavors that we presently conduct. We do not maintain any life insurance against the loss of any of these individuals. To the extent that their services become unavailable, we will be required to retain other qualified personnel. There can be no assurance that we will be able to recruit and hire qualified persons upon acceptable terms.

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

A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition, cash flow, liquidity or results of operations and our ability to meet our capital expenditure obligations and financial commitments to implement our business plan.  With respect to our oil and gas business, any revenues, cash flow, profitability and future rate of growth we achieve will be greatly dependent upon prevailing prices for oil and gas. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also expected to be dependent on oil and gas prices. Oil and natural gas are commodities, and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, oil and gas prices and markets have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to potentially wide fluctuations in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty, and a variety of additional factors that are beyond our control. Those factors include:

•                  international political conditions (including wars and civil unrest);

•                  the domestic and foreign supply of oil and gas;

•                  the level of consumer demand;

•                  weather conditions;

•                  domestic and foreign governmental regulations and other actions;

•                  actions taken by the Organization of Petroleum Exporting Countries (OPEC);

•                  the price and availability of alternative fuels; and

•                  overall economic conditions.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas we can produce economically, if any. A substantial or extended decline in oil and natural gas prices may materially affect our future business, financial condition, results of operations, liquidity and borrowing capacity we may have and may require a reduction in the carrying value of our oil and gas properties. While our revenues may increase if prevailing oil and gas prices increase significantly, exploration and acquisition costs for additional reserves may also increase.

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

Risks Relating to Our Common Stock

Investor profits, if any, may be limited for the near future.  In the past, we have never paid a dividend. We do not anticipate paying any dividends in the near future. Accordingly, investors in our common stock may not derive any profits from their investment in us for the foreseeable future, other than through any price appreciation of our common stock that may occur. Further, any appreciation in the price of our common stock may be limited or nonexistent as long as we continue to have operating losses. We have not been profitable since our inception and we incurred a net loss of $10,652,671 for the fiscal year ended December 31, 2004.  To date we have not had any revenue or earnings from operations, and we will continue, in all likelihood, to sustain operating expenses without corresponding revenues until we are able to successfully implement our plan of operation, if ever.

Because our common stock may be subject to the “penny stock” regulations, its liquidity may be reduced.  Generally, penny stocks are equity securities (i) with a price of less than $5.00 per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the Nasdaq automated quotation system; (iv) that are Nasdaq Stocks that trade below $5.00 per share; or (v) of issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years), or with average revenues of less than $6.0 million for the last three years. The penny stock rules require a broker/dealer to deliver, prior to a transaction in a penny stock, a standardized risk disclosure document prescribed by the SEC and to provide the potential purchaser of penny stock with the following information:

•                                          information about penny stocks;

•                                          the nature and level of risk in the penny stock market;

•                                          the bid and offer quotations for the stock; and

•                                          other burdensome and detailed information.

Those delivery and disclosure requirements tend to reduce the level of interest of broker/dealers in dealing with penny stocks, which could have the effect of reducing the level of trading activity in the secondary market for our common stock during the time that our common stock is subject to the penny stock regulations. Our common stock is quoted on the OTC Bulletin Board and could be considered a penny stock subject to the penny stock regulations if the price of our common stock remains below $5.00 and we are not subject to any other exemptions. This could reduce the liquidity of our common stock and make it more difficult for investors to sell our common stock.

Additional infusions of capital may have a dilutive effect on existing shareholders.  To finance our operations we may sell additional shares of our stock. Any additional equity financing that we receive may involve substantial dilution to our then-existing shareholders. Furthermore, we may issue stock to acquire properties, assets, or businesses. In the event that any such shares are issued, the proportionate ownership and voting power of other shareholders will be reduced.

We are controlled by our officers, directors and entities affiliated with them.  In the aggregate, our management and directors owned or controlled approximately 44.5% of our common stock outstanding as of December 31, 2004.  These shareholders, if acting together, will be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

BPZ originally acquired its initial interest in Block Z-1 in a joint venture with Syntroleum Corporation, under an exploration and production license contract dated November 30, 2001, with an effective date of January 29, 2002.  Under the original contract, BPZ owned a 5% non-operating working interest in the block.  Syntroleum later transferred its interest to Nuevo Energy, Inc.  Subsequent to the merger of Nuevo Energy, Inc. and Plains Exploration and Production Company, Nuevo Energy, Inc. transferred its interest in Block Z-1 to BPZ, which assumed the remaining obligations under the contract.  Perupetro approved the assumption of Nuevo’s interest by BPZ and the designation of BPZ as a qualified operator under the contract in November 2004.  Such action was subject to official ratification and issuance of a Supreme Decree by the government of Peru, which was received in February 2005.  Accordingly, an amended contract was signed with Perupetro, which named BPZ as the owner of 100% of the participation under the license contract.  The Block Z-1 contract term is 30 years from the effective date for oil production and 40 years for gas production.  Royalties under the contract vary from 5% to 20% based on production volumes.

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

GCA reviewed all available technical data, including a large volume of 2-D seismic data, well logs, drilling and completion reports, well test information, and other geological and geophysical data and analysis.  The Company intends to develop these resources as discussed in “Management’s Discussion and Analysis and Plan of Operation” of this Form 10-KSB.  The development of these resources will require a significant financial investment which is estimated at $90.0 million.  The Company does not currently have the financial capacity or commitments for a development program of this magnitude.  Accordingly, the Company is not disclosing proved reserves in this Form 10-KSB filing.  At such time as the Company has obtained sufficient financial commitments to proceed with the full development of Block Z-1 and all other conditions necessary to record proved reserves are met, we expect to record SEC proved reserves and disclose such reserves in future SEC filings.

BPZ’s Properties in Ecuador

In June 2004, BPZ acquired the common stock of SMC Ecuador, Inc., a Delaware corporation (“SMC”), the owner of a 10% interest in a non-operated oil and gas producing property located in the Republic of Ecuador (the “Santa Elena Property”). We have made an election to account for this investment under the cost method. Since substantially all of the assets of SMC consist of producing oil and gas properties, we are amortizing the cost of this investment over the remaining term of the license agreement which expires in May 2016.

The Santa Elena Property is located west of the city of Guayaquil along the coast of Ecuador. The license contract provides for royalty payments equal to 23% of production. There have been almost 3,000 wells drilled in the field since production began in the 1920’s. Currently, there are approximately 1,258 active wells which produce approximately 2,000 barrels of oil per day. The majority of the wells produce intermittently by gas lift, mechanical pump or swabbing techniques. Crude oil is gathered in holding tanks and pumped via a pipeline to an oil refinery in the city of Libertad, Ecuador.

In order to finance the acquisition, BPZ entered into a debt arrangement in the amount of $1,375,000 (the “Loan”) with an individual (the “Lender”). The Loan was to be repaid in 36 equal installments, paid monthly, bearing interest at 15%. The Lender held a first lien on the common stock of SMC as collateral. Upon full repayment of the Loan by BPZ, the Lender was entitled to receive a 4% derivative working interest in the Santa Elena Property.

In September 2004, BPZ reached an agreement with the Lender to cancel the above agreement and enter into a new agreement whereby BPZ converted $1,000,000 of the principal balance of the Loan, plus $20,529 of accrued interest, into 500,000 shares of BPZ common stock. The remaining balance of the Loan, or $293,136, is payable in 10 equal monthly installments with interest imputed at 15% ending in July 2005. The agreement to convey beneficial ownership of a 4% derivative working interest in the Santa Elena Property was also accelerated to the date of the agreement.  Accordingly, BPZ now owns a 6% effective working interest in the Santa Elena Property.

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

Subsequent to year end, the Company held a special meeting of shareholders on February 4, 2005, the purpose of which was to amend the Company’s articles of incorporation to change the name of the Company to BPZ Energy, Inc.  The matter passed with 64.2% of the votes in favor of the name change as detailed in the table below:

Type of vote	Outstanding Voting Shares	%

For	10,604,322	64.2%
Against	15,057	0.1%
Abstain	—	0.0%
Did not vote	5,906,469	35.7%
Total Shares	16,525,848	100.0%

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

	High	Low
2004
Fourth quarter	$5.25	$3.30
Third quarter	3.65	1.25
Second quarter	2.05	1.30
First quarter	1.20	0.98

2003
Fourth quarter	1.26	1.03
Third quarter	3.20	1.05
Second quarter	3.10	1.91
First quarter	2.55	1.90

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

Recent Sales of Unregistered Securities

On September 2, 2003, the Company began a private placement offering of up to 1,250,000 units at $1, each unit consisting of one common share, one ‘‘A’’ Warrant and one ‘‘B’’ Warrant.  The ‘‘A’’ Warrants are exercisable at $2.00 per share and the “B” warrants are exercisable at $4.00 per share.  Both warrants expire on August 31, 2005, unless there are delays in obtaining the effectiveness of a registration statement which includes the warrants.  The Company has the right to call the ‘‘A’’ and “B” warrants if the trading price of the Company’s common stock is above the exercise price for more than 10 consecutive trading days and there is an effective registration statement covering the warrants.  The Company closed the private placement on January 30, 2004.  The Company sold a total of 564,500 units for gross proceeds of $564,000, of which $215,000 was received in the first quarter of 2004.

In connection with the Merger of the Company and BPZ Energy, Inc. (the “Merger”), the Company issued 9,000,000 shares of common stock in a stock for stock exchange to the shareholders of BPZ Energy, Inc.  This transaction is more fully discussed in Note 9 of the Notes to Consolidated Financial Statements.

In connection with the Merger, the Company issued 662,149 shares of common stock to Navidec Financial Services (“NFS”), an affiliate of the Company.  Pursuant to the terms of the Merger agreement, NFS will be spun off to the shareholders of record of Navidec, Inc. as of September 9, 2004, the date prior to the consummation of the Merger.

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

The shares of common stock issued during the period were exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder.  Shares in the private placements were only offered to accredited investors, as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Item  6.  Management’s Discussion and Analysis and Plan of Operation

SEE RISK FACTORS IN ITEM 1 “DESCRIPTION OF BUSINESS” OF THIS ANNUAL REPORT FORM 10-KSB

Results of Operations

We are in the early stage of developing our properties in Peru and do not currently have any production or revenues from these properties.  Our operations to date have been limited to technical evaluation of the properties and the design of development plans to exploit the oil and gas resources on those properties.

Our operating and administrative expenses to date have consisted principally of general and administrative costs and geological, geophysical and engineering costs.  These general and administrative costs have increased significantly from $96,067 in 2003 to $1,753,084 in 2004 as our activity levels have increased.  We also incurred $360,965 of geological, geophysical and engineering costs in 2004, compared to no costs incurred in this category in 2003.  We expect both of these costs to increase as we proceed with our development plans.  In addition, we incurred stock-based compensation expense of $4,414,935 during 2004 as a result of the issuance of common stock to certain Company employees, directors and consultants for past services and stock options granted to the former CEO of Navidec.

We also incurred interest expense of $66,959 and amortization of debt financing costs of $360,439 in 2004, principally from the financing of the acquisition of the Santa Elena Property in June 2004.  This property generated cash distributions of $190,621 during the last half of 2004, which were partially offset by non-cash amortization expense of $42,760.

During the period from the date of the Merger to December 31, 2004, we recorded a loss attributable to our equity ownership of NFS in the amount of $1,964,103.  In addition, the issuance by NFS of its equity securities at a price below the Company’s book value per share resulted in a loss to the Company of $1,893,176.

The Company realized a net loss of $10,652,671, or $1.24 per share, for the year ended December 31, 2004, as compared to a net loss of $94,622 or $0.02 per share for the year ended December 31, 2003.

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

In order to support our proposed electric generation project, we recently commissioned an independent power market analysis for the region.  The Peruvian electricity market is deregulated and power is transportable on an interconnected national grid managed by the Committee for Economic Dispatching of Electricity (known as “COES”).  Based on this study, we are confident that we will be able to sell economic quantities of electricity from our initial 140 MW power plant at Caleta Cruz.  We believe there may be an opportunity in the future to generate and profitably sell up to 600 MW of power into the Peruvian and Ecuadorian power markets.  Our goal is to commence initial sales of electricity by July 2006.  However, many factors required to meet this goal are outside the control of the Company and no assurance can be given that we can meet this schedule.

The environmental studies for the operations needed to develop and transport natural gas from the Corvina Field to the power plant site and construct the power plant were initiated during the first quarter of 2005.  These studies must be completed and approved before the gas pipeline and power plants may be built.

In addition to the local power market targeted by our project in Peru, we intend to simultaneously develop a gas-power strategy in nearby Ecuador to capitalize on what we believe to be the large upside gas potential of the Corvina and Piedra Redonda Fields located in Block Z-1, as well as the potentially significant natural gas resources in the adjacent onshore Block XIX.  These areas are within 30 miles of the Ecuadorian border and can be developed for export sales of either raw gas or power generation via connection to the transmission system of Ecuador.  Our initial plan of operation calls for the Company to construct a 40-mile pipeline from Caleta Cruz, the terminal point of our offshore pipeline from the Corvina Field, to Arenillas, Ecuador.  We intend to sell gas for the generation of electricity by third party power producers in the local market in Ecuador.  We have negotiated three preliminary agreements for delivery of gas.  We are planning to have this pipeline completed for first sales by October 2006.  However, many factors required to meet this goal are outside the control of the Company and no assurance can be given that we can meet this schedule.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which supersedes SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” an amendment to SFAS No. 123.  SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25.  SFAS No. 123(R) also requires a public entity to present its cash flows provided by tax benefits from stock options exercised in the Financing Cash Flows section of the Statement of Cash Flows.  Public companies with a calendar year-end will be required to adopt the provisions of the standard effective for periods beginning on or after December 15, 2005.  As we intend to use stock-based compensation in the future as a component of employee compensation, and we have previously followed the intrinsic method, the implementation of this pronouncement will reduce our future earnings or increase our future losses.  The amount of such reductions may be significant, but cannot be quantified at this time.

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

Item 7.                                   Financial Statements

BPZ Energy, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 30, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

We have audited the consolidated balance sheets of BPZ Energy, Inc. and Subsidiaries (A Development Stage Company), as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BPZ Energy, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the Consolidated Financial Statements, the accompanying consolidated balance sheet as of December 31, 2004 and consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended have been restated to reflect the Company’s previously unrecorded nominal ownership interest in Navidec Financial Services, Inc. using the equity method of accounting, the reclassification of certain reorganization, acquisition and merger costs and the Company’s presentation as a development stage company.

/s/ Johnson, Miller & Co.
Johnson, Miller & Co.
Midland, Texas
April 11, 2005, (December 20, 2005 as to the effects of the restatement described in Note 3)

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

As of December 31, 2004 and 2003

	2004	2003
	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$4,014,191	$8,156
Restricted cash	100,000	—
Other assets	72,159	4,180
Total current assets	4,186,350	12,336

Property and equipment, net	5,505	—
Advances to affiliates	—	162,890
Other assets	—	240,000
Investment in SMC Ecuador, net	969,240	—
Investment in Navidec Financial Services	1,130,511	—

Total assets	$6,291,606	$415,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$311,613	$10,475
Accrued liabilities	54,342	14,650
Notes payable	208,986	—
Total current liabilities	574,941	25,125

Long-term debt	—	755,000

Stockholders’ equity (deficit):
Common stock, no par value, 20,000,000 authorized; 16,581,385 and 4,103,454 shares issued and 16,128,454 and 4,103,454 outstanding at December 31, 2004 and December 31, 2003, respectively	17,478,446	1,000
Additional paid in capital – warrants and stock options	2,341,795	—
Common stock and warrants held by affiliate	(2,854,181)	—
Stock subscription receivable	(230,825)	—
Deficit accumulated during the development stage	(11,018,570)	(365,899)

Total stockholders’ equity (deficit)	5,716,665	(364,899)

Total liabilities and stockholders’ equity (deficit)	$6,291,606	$415,226

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

Years ended December 31, 2004 and 2003

	Cumulative Amounts from Inception to December 31, 2004	2004	2003
	(Restated)

Revenue	$—	$—	$—

Operating and administrative expenses:
General and administrative	2,125,590	1,753,084	96,067
Stock-based compensation	4,414,935	4,414,935	—
Geological, geophysical and engineering	360,965	360,965	—

Total operating expenses	6,901,490	6,528,984	96,067

Operating loss	(6,901,490)	(6,528,984)	(96,067)

Other income (expense):
Investment income from SMC Ecuador, net of amortization	147,861	147,861	—
Equity in loss of Navidec Financial Services	(1,964,103)	(1,964,103)	—
Loss on issuance of equity securities by Navidec Financial Services	(1,893,176)	(1,893,176)	—
Interest expense	(66,959)	(66,959)	—
Amortization of deferred financing costs	(360,439)	(360,439)	—
Miscellaneous income	19,736	13,129	1,445

Total other income (expense)	(4,117,080)	(4,123,687)	1,445

Loss before income taxes	(11,018,570)	(10,652,671)	(94,622)

Income taxes	—	—	—

Net loss	$(11,018,570)	$(10,652,671)	$(94,622)

Basic and diluted net loss per share	$—	$(1.24)	$(.02)

Weighted average common shares outstanding	—	8,558,528	4,103,454

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(A Development Stage Company)

Years ended December 31, 2004 (Restated) and 2003

				Common		Deficit
				Stock and		Accumulated
			Additional	Warrants	Stock	During the
	Common Stock		Paid in	Held by	Subscription	Development
	Shares	Amount	Capital	Affiliate	Receivable	Stage	Total

Balance, December 31, 2002	4,103,454	$1,000	$—	$—	$—	$(271,277)	$(270,277)

Net loss for the year	—	—	—	—	—	(94,622)	(94,622)

Balance, December 31, 2003	4,103,454	1,000	—	—	—	(365,899)	(364,899)

Common stock issued for services	2,857,642	3,714,935	—	—	—	—	3,714,935
Stock-based compensation	—	—	700,000	—	—	—	700,000
Common stock issued in acquisition	3,860,517	5,713,565	—	—	—	—	5,713,565
Warrants and stock options issued or assumed in acquisition	—	—	1,785,359	—	—	—	1,785,359
Conversion of long-term debt to common stock	1,802,376	685,000	—	—	—	—	685,000
Common stock issued for cash and future consideration	236,528	350,000	—	—	(230,825)	—	119,175
Exercise of stock options assumed in acquisition	220,868	486,610	(143,564)	—	—	—	343,046
Common stock sold for cash, net of offering costs	3,000,000	5,506,807	—	—	—	—	5,506,807
Conversion of notes payable to common stock	500,000	1,020,529	—	—	—	—	1,020,529
Adjustment for common stock and warrants held by affiliate	—	—	—	(2,854,181)	—	—	(2,854,181)

Net loss for the year	—	—	—	—	—	(10,652,671)	(10,652,671)

Balance, December 31, 2004	16,581,385	$17,478,446	$2,341,795	$(2,854,181)	$(230,825)	$(11,018,570)	$5,716,665

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

Years ended December 31, 2004 and 2003

	Cumulative Amounts from Inception to
	December 31, 2004	2004	2003
		(Restated)
Cash flows from operating activities:
Net loss	$(11,018,570)	$(10,652,671)	$(94,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,414,935	4,414,935	—
Depreciation expense	157	157	—
Amortization of investment in SMC Ecuador	42,760	42,760	—
Amortization of deferred financing fees	360,439	360,439	—
Loss on issuance of equity securities by Navidec Financial Services	1,964,103	1,964,103	—
Equity in loss of Navidec Financial Services	1,893,176	1,893,176	—
Changes in operating assets and liabilities:
(Increase) decrease in other assets	2,051	(418)	—
Increase in accounts payable	311,613	301,137	4,616
Increase in accrued liabilities	54,342	39,692	10,470
Net cash used by operating activities	(1,974,994)	(1,636,690)	(79,536)

Cash flows from investing activities:
Property and equipment additions	(5,662)	(5,662)	—
Restricted cash	(100,000)	140,000	(240,000)
Investment in SMC Ecuador	(1,440,000)	(1,440,000)	—
Net cash used by investing activities	(1,545,662)	(1,305,662)	(240,000)

Cash flows from financing activities:
Borrowings	2,130,000	1,375,000	755,000
Repayments of borrowings	(215,485)	(215,485)	—
Proceeds from sale of common stock, net	5,625,982	5,625,982	—
Advances to affiliates	—	162,890	(449,270)
Net cash provided by financing activities	7,371,957	6,948,387	305,730

Net increase (decrease) in cash and cash equivalents	4,014,191	4,006,035	(13,806)
Cash and cash equivalents at beginning of period	—	8,156	21,962
Cash and cash equivalents at end of period	$4,014,191	$4,014,191	$8,156

Supplemental cash flow information:
Cash paid for:
Interest	$63,943	$63,943	$—
Non – cash items:
Common stock issued in acquisition	$5,713,565	$5,713,565	$—
Warrants and stock options assumed in acquisition	1,785,359	1,785,359	—
Common stock and warrants held by affiliate	2,854,181	2,854,181	—
Imputed financing costs	428,000	428,000	—
Proceeds received by NFS from exercise of stock options	343,046	343,046	—
Issuance of common stock for subscription receivable	230,825	230,825	—
Conversion of long-term debt to common stock	685,000	685,000	—
Conversion of notes payable to common stock	1,020,529	1,020,529	—

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 1 – Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

BPZ Energy, Inc., a Colorado corporation (“BPZ” or the “Company”) was incorporated in 1993.  Based in Houston, Texas, BPZ is a development stage company with properties in northwest Peru and southwest Ecuador. The Company is focused on the development and production of oil and natural gas and the complementary development of gas-fired power generation.

On September 10, 2004, BPZ Energy, Inc., a Texas corporation (“BPZ-Texas”), consummated a reverse merger with Navidec, Inc. (“Navidec”) whereby BPZ-Texas became a wholly owned subsidiary of Navidec (the “Merger”).  The details of the Merger are discussed in Note 2 to the Consolidated Financial Statements.  On February 4, 2005, the Company changed its name to BPZ Energy, Inc.  Although the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing to avoid confusion.

We maintain an office and a registered branch in Peru.  Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.76 million acres in northwest Peru. We acquired a minority working interest in the license contract for Block Z-1 in November 2001 and subsequently acquired 100% ownership of the block in November 2004. In addition, we acquired a 100% working interest in the license contract for Block XIX in December 2003. Generally, the terms of a license contract in Peru provide for an initial exploration period of seven to ten years and a total contract period of 40 years for gas development and production and 30 years for oil development and production.  In December 2003, we also entered into a Technical Evaluation Agreement for Area VI and a Promotional Technical Evaluation Agreement for Area XVI. These latter two Agreements give us the right to conduct technical evaluations of those areas over a 24-month period and the exclusive right to enter into license contracts if the evaluations indicate the potential for profitable operations.

In June 2004, we acquired the capital stock of SMC Ecuador, Inc., a Delaware corporation (“SMC”), which owns a 10% non-operated working interest in certain oil and gas producing properties located in the southwest region of Ecuador (the “Santa Elena Properties”). SMC has had its interest in the Santa Elena Properties for the past eight years. The license agreement covering the property extends through May 2016.

The Company is in the development stage and to date our activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties. We have not drilled any wells or recognized any revenues from our operations and do not anticipate generating significant revenues from our properties prior to mid-2006.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and branch offices.  As discussed in Note 6 to the Consolidated Financial Statements, the Company accounts for its nominal ownership in Navidec Financial Services, Inc. (“NFS”) under the equity method.  Pursuant to the Merger Agreement, the Company is contractually bound to spin-off NFS to the pre-merger shareholders of Navidec.  Pending the final distribution of NFS shares in the spin-off, the Company is the nominal owner of a majority of the common shares of NFS, but does not control NFS.

The Company’s accounting policy regarding partnership or joint venture interests in oil and gas properties is to consolidate such interests on a pro-rata basis in accordance with accepted practice in the oil and gas industry.  However, the Company has not been able to receive timely information to allow it to proportionately consolidate the 10% non-operated working interest owned by its consolidated subsidiary, SMC Ecuador Inc.  See Note 5 to the Consolidated Financial Statements for detailed discussion regarding the Company’s investment in SMC Ecuador.  Accordingly, the Company has made an election to account for this investment under the cost method.  As such, the Company will record its share of cash received or paid attributable to this investment as other income or expense.  All intercompany balances and transactions have been eliminated.

Reporting and Functional Currency

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, Nuevo Soles, in addition to the U.S. Dollar and therefore our financial results are subject to foreign currency gains and losses.  We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet monetary accounts using current exchange rates in effect at the balance sheet date, non-monetary accounts using historical exchange rates in effect at the time the transaction occurs, and for revenue and expense accounts using a weighted average exchange rate during the period reported.  Accordingly, the gains or losses resulting from such translation are included in other income and expense in the consolidated statements of operations.  Due to the relatively low level of activity to-date and the relatively steady exchange rate in Peru, translation differences were immaterial.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements, and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Cash and Cash Equivalents

The Company considers cash on hand, cash in banks, money market mutual funds and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Certain of the Company’s cash balances are maintained in foreign banks which are not covered by deposit insurance.  The cash balance in the Company’s U.S. bank accounts may exceed federally insured limits.

Restricted Cash

As discussed in Note 7 to the Consolidated Financial Statements, the Company has secured various performance bonds, primarily collateralized by certificates of deposit, to guarantee its obligations and commitments in connection with its exploratory properties in Peru.  All of the performance bonds have been issued by Peruvian banks and their terms are dictated by the corresponding License Contract or Technical Evaluation Agreement.

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

We assess our capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings.  Other exploration costs, including geological and geophysical costs, are expensed as incurred.  Seismic costs incurred to select development locations within a productive oil and gas field are typically treated as development costs and capitalized.  Judgment is required to determine when the seismic programs are not within proved reserve areas and therefore would be charged to expense as exploration costs.  We recognize gains or losses on the sale of properties, should they occur, on a field-by-field basis.

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

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of the carrying value of its long-lived assets, goodwill and identifiable intangibles by monitoring and evaluating changes in circumstances that may indicate that the carrying amount of the asset may not be recoverable.  Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be assessed include but are not limited to the following:  a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

The Company considers historical performance and anticipated future results in its evaluation of potential impairment.  Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future discounted and non-discounted cash flows expected to result from the use of these assets.  Impairment losses are recognized when the expected future cash flows from an asset are less than its carrying value.

Start-up Costs

Start-up costs, including organizational restructuring expenses, are expensed as incurred.

Stock Based Compensation

As permitted under SFAS 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation for options issued to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  As such, for options granted to employees and directors, compensation expense is recorded on a straight-line basis over the shorter of the period that the services are provided or the vesting period, only if the current market price of the underlying stock exceeds the exercise price.  Transactions in equity instruments with non-employees for goods or services are accounted for under the fair value method.

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

Environmental

The Company is subject to environmental laws and regulations of various U.S. and international jurisdictions.  These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment”, which supersedes SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” an amendment to SAFS No. 123.  SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB 25.  SFAS No. 123(R) also requires a public entity to present its cash flows provided by tax benefits from stock options exercised in the Financing Cash Flows section of the Statement of Cash Flows.  Public companies with a calendar year-end will be required to adopt the provisions of the standard effective for periods beginning on or after December 15, 2005.  As we intend to use stock-based compensation in the future as a component of employee compensation, and we have previously followed the intrinsic method, the implementation of this pronouncement will reduce our future earnings or increase our future losses.  The amount of such reductions may be significant, but cannot be quantified at this time.

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

Note 2 – Acquisition of Navidec

On July 8, 2004, Navidec and BPZ-Texas entered into a Merger Agreement which was consummated on September 10, 2004. The Merger was structured from a legal standpoint as the acquisition of BPZ-Texas by Navidec.  However, in the Merger, the stockholder group of BPZ-Texas obtained majority ownership and management control of the combined Company.  Accordingly, for accounting purposes, the Merger was treated as a reverse merger of Navidec by BPZ-Texas.  All financial statements presented herein represent the historical financial statements of the accounting acquirer, BPZ-Texas.  BPZ entered into the merger primarily to give it access to the public markets in financing its development activities in South America.

As consideration for the Merger, BPZ-Texas issued 3,198,368 shares of its common stock in a one-for-one exchange for all of the outstanding common shares of Navidec.  In addition, BPZ-Texas assumed options to purchase 1,332,076 shares of Navidec common stock, which had previously been issued to employees, directors and consultants of Navidec and were outstanding on the date of the Merger.  Under the terms of the Merger Agreement, the proceeds received from the exercise of these stock options are payable to NFS.  BPZ-Texas also assumed outstanding warrants to purchase 1,129,000 shares of Navidec common stock.  In addition, BPZ-Texas granted to NFS fully vested warrants to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share and issued 662,149 new shares of common stock to NFS.  See Note 9 of the Notes to Consolidated Financial Statements for details about the stock options and warrants assumed or granted in connection with the Merger.

The aggregate consideration given by BPZ-Texas for the acquisition of Navidec was $7,498,924, consisting wholly of equity securities issued. The BPZ-Texas stock issued in connection with the acquisition was valued at $1.48 per share, which was the average closing price of Navidec’s common stock quoted on the OTCBB market during a five-day trading period beginning two trading days prior to the announcement of the Merger Agreement on July 8, 2004.  Navidec was publicly traded and had a market for its equity while BPZ-Texas was privately owned.  The stock options assumed and warrants issued or assumed were valued using the Black-Scholes model.  Inputs into the Black–Scholes valuation model for the valuation of the warrants and stock options included the exercise price and remaining term for the stock options and warrants, and a volatility factor based on historical stock prices of Navidec.

The merger has been accounted for using the purchase method of accounting, in accordance with SFAS No. 141.  The acquisition was recorded on September 10, 2004, the date the Merger was consummated.  The results of operations of Navidec have been included in the Company’s results since September 1, 2004, for convenience purposes.

The following summarizes the purchase consideration given for the acquisition of Navidec:

Purchase Consideration

Description	Shares	Purchase Consideration
Common stock issued to Navidec shareholders	3,198,368	$4,733,585
BPZ common stock issued to NFS	662,149	979,980
BPZ warrants issued to NFS	1,500,000	705,000
Assumption of Navidec stock options	1,332,076	865,849
Assumption of Navidec warrants	1,129,000	214,510
Total purchase consideration		$7,498,924

BPZ allocated the purchase price to assets acquired and liabilities assumed at estimated fair values at the acquisition date.  The excess of purchase price over the fair value of the net assets acquired as of the acquisition date have been reflected as goodwill in accordance with SFAS No. 141.  The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Purchase Price Allocation

Value
Description	Allocated
Cash and marketable securities	$681,220
Property, equipment and other	85,658
BPZ common stock issued to NFS (662,149 shares)	2,125,498
Warrants to purchase BPZ common stock issued to NFS (1.5 million warrants)	2,640,000
Mortgage business, net of minority interest	240,000
Goodwill	2,160,753
Accounts payable, accrued liabilities and note payable	(434,205)

Total purchase price allocation	$7,498,924

Of the amounts shown above, $681,220 has been allocated to cash and marketable securities instead of a reduction to the purchase price because the cash remained with NFS following the Merger and is not available for use by the Company.  The tax consequences of the merger have not been fully analyzed. However, it is believed that the excess of the purchase price over the net assets acquired will not be deductible for tax purposes.

The following unaudited information presents the pro forma effects of the Merger as if it had occurred on January 1, 2003:

Pro Forma Effects of the Merger (Unaudited)

	Year Ended December 31,
	2004	2003
Revenues	$—	$—
Net loss	$(11,191,671)	$(4,205,622)
Net loss per share (basic and diluted)	$(1.00)	$(0.53)
Weighted average common shares outstanding	11,227,137	7,963,971

NFS Spin-off

The Merger Agreement also required the transfer of all of the pre-merger business assets and liabilities of Navidec to its wholly owned subsidiary, NFS, and the spin-off of NFS to the shareholders of record of Navidec as of September 9, 2004, the date prior to the Merger.  Upon consummation of the Merger, BPZ became contractually and irrevocably bound to the spin-off of NFS to such pre-Merger shareholders.  All legal requirements for the spin-off of NFS have been completed except for registration of the spin-off with the Securities and Exchange Commission and the final distribution of NFS common shares to the pre-merger shareholders of the Company.  Pending such final distribution of NFS common shares, the Company remains the nominal owner of those shares, which are being held for the benefit of the spin-off shareholders.  The Company accounts for its nominal investment in NFS under the equity method, as discussed in Note 6 of the Notes to Consolidated Financial Statements.  The Company is continuing to assist the management of NFS, as requested, in its efforts to consummate the spin-off of NFS, but has no control over the registration process of NFS and cannot predict when the management of NFS will be able to complete the final distribution of NFS common shares.

Note 3 - Restatement of Financial Statements

The previously issued consolidated financial statements of the Company for the year ended December 31, 2004 have been restated for the issues described below:

Accounting for NFS

On November 17, 2005, the Company concluded that it needed to amend and restate certain of its previously issued financial statements and other financial information to reflect its nominal ownership interest in NFS.

Upon consummation of the Merger, BPZ became contractually and irrevocably bound to spin-off NFS to the pre-merger shareholders of Navidec.  Subsequent to the Merger, the Company and NFS have operated their respective businesses autonomously and the Company does not control NFS.  The Company, in consultation with its independent accountants and legal counsel, had previously concluded that the spin-off of NFS had been consummated in substance from a legal perspective prior to the Merger, and that the financial statements of the Company should properly reflect the spin-off transaction as legally consummated on the date of the Merger.  Accordingly, the previous consolidated financial statements of the Company excluded its nominal ownership of NFS.  Based on the fact that NFS had not completed the final distribution of its shares to the pre-merger shareholders, the Company now concludes that its consolidated financial statements should be restated to reflect the inclusion of NFS until such time as the final distribution of NFS shares to the shareholders entitled to such spin-off shares has been completed in all respects.

NFS will continue to be reflected in the financial statements of the Company until such time as the final spin-off is consummated.  Based on the fact that the Company does not control NFS, the Company is accounting for its nominal investment in NFS under the equity method until the spin-off is consummated.  Under the equity method, the Company records its proportionate share of NFS’ net income or losses.  Additionally, to the extent that NFS engages in independent common stock transactions with third parties, the Company will record a gain or loss to the extent that the consideration received by NFS from such transactions is more or less than the Company’s cost basis per share.

The Company has now restated its financial statements to account for the Merger with Navidec, Inc. under FASB 141.  The details of the accounting for this business combination are presented in Note 2 to the Consolidated Financial Statements.

Intercompany Transactions with BPZ and Associates, Inc.

At December 31, 2003, the Company had a net receivable of $162,890 due from BPZ & Associates, Inc., which was the parent of the Company prior to the Merger.  Additionally, BPZ Energy, Inc. made additional cash payments to BPZ & Associates, Inc. totaling $789,501 prior to the Merger.  In connection with the Merger, the shares of BPZ-Texas which were held by BPZ & Associates, Inc. were distributed to the shareholders of BPZ & Associates, Inc. in a corporate reorganization.  Additionally, all intercompany advances receivable from BPZ & Associates, Inc. were forgiven.  The Company initially recorded the forgivenss of these intercompany advances as if they were a dividend payment from BPZ-Texas to BPZ & Associates, Inc.  However, BPZ-Texas did not have sufficient capital to declare a dividend of this amount.  Accordingly, the Company re-analyzed the nature of these expenditures and concluded that essentially all of these costs should be characterized as expenditures which were incurred for the benefit of BPZ-Texas.  Of such payments, $370,000 was determined to relate to the acquisition of SMC Ecuador, Inc., of which $167,500 was paid to third parties and $202,500 was for the benefit of BPZ & Associates, Inc.  The remaining balance of $582,391 was attributable to personnel and office expenses incurred by BPZ & Associates, Inc. on behalf of BPZ-Texas and has been recorded as part of the Company’s general and administrative expenses.

Development Stage Company

In connection with the accounting restatement, the Company also reviewed the current state of its operations to determine whether it should be classified as a “development stage company.”  With the June 2004 acquisition of SMC Ecuador, Inc., which owns a direct interest in the Santa Elena Property, the Company expected to record revenues from this property using the pro-rata method of consolidation as is customary in the oil and gas industry.  However, difficulties in getting accurate and timely information from the operator of the property prevented the Company from using the pro-rata method of consolidation.  Accordingly, the Company accounts for this property under the cost method and no revenues are recorded.

A development stage company is defined as one in which (a) planned principal operations have not commenced, or (b) planned principal operations have commenced, but there has been no significant revenue therefrom.  Based on this definition, the Company concluded that it is most appropriate to classify itself as a “development stage company” and now includes this description on its financial statements. The Company also reports cumulative amounts from inception in its financial statements.

Amortization of Stock-based Compensation

In connection with the restatement, the Company realized that it had inadvertently failed to continue the amortization of the stock-based compensation attributable to the 500,000 stock options granted to the former CEO of Navidec.  These shares vest when the Company receives additional investment proceeds totaling $6 million, including proceeds from the exercise of outstanding warrants, provided such funding is received no later than September 10, 2006.  The additional amortization was $75,000 for the period ended December 31, 2004.

Amortization of Investment in SMC Ecuador

The Company established an accounting policy in the first quarter of 2005 to amortize the investment in SMC Ecuador over the expected life of the contract, since the investment consists primarily of oil and gas properties, which are a depleting asset.  This change was made prospectively at the time.  In connection with the restatement, the Company adjusted its results for the year ended December 31, 2004 to commence this amortization on the date of the acquisition of the interest.  This additional amortization totaled $42,760 for the year ended December 31, 2004.

The effects of the restatement on the balance sheet as of December 31, 2004 are reflected in the table below:

		Originally
	Restated	Reported	Difference
ASSETS
Current assets	$4,186,350	$4,186,350	$—
Property and equipment, net	5,505	5,505	—
Investment in Navidec Financial Services	1,130,511	—	1,130,511
Investment in SMC Ecuador, net	969,240	642,000	327,240
Total assets	$6,291,606	$4,833,855	$1,457,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$574,941	$574,940	$—
Stockholders’ equity:
Common stock	17,478,446	13,393,286	4,085,160
Additional paid-in capital	2,341,795	9,502,625	(7,160,830)
Common stock and warrants held by affiliate	(2,854,181)	—	(2,854,180)
Stock subscription receivable	(230,825)	(230,825)	—
Deficit accumulated during the development stage	(11,018,570)	(18,406,171)	7,387,601
Total stockholders’ equity	5,716,665	4,258,915	1,457,751
Total liabilities and stockholders’ equity (deficit)	$6,291,606	$4,833,855	$1,457,751

The net effect of the above adjustments on the balance sheet was to increase total assets and stockholders’ equity by $1,457,751.  Of such amount, the effect of the decision to account for NFS as an acquisition under SFAS 141 resulted in a increase of $1,130,511 and the net effect of adjustments to SMC Ecuador totaled $327,240.  The accumulated deficit was reduced by $7,387,601 as a result of the reduction to the loss for the year ended December 31, 2004, as discussed below.

The effects of the restatement on the income statement for the year ended December 31, 2004 are reflected in the table below:

		Originally
	Restated	Reported	Difference

Revenue	$—	$—	—
Operating and administrative expenses:
General and administrative	1,753,084	1,170,536	582,391
Stock-based compensation	4,414,935	—	4,414,935
Geological, geophysical and engineering	360,965	360,965	—
Total operating expenses	6,528,984	1,531,658	4,997,326
Operating loss	(6,528,984)	(1,531,658)	(4,997,326)

Other income (expense):
Investment income from SMC Ecuador, net of amortization	147,861	190,621	(42,760)
Equity in loss of Navidec Financial Services	(1,964,103)	—	(1,964,103)
Loss on issuance of equity securities by NFS	(1,893,176)	—	(1,893,176)
Interest expense	(66,959)	(66,959)	—
Amortization of deferred financing costs	(360,439)	(360,439)	—
Merger costs	—	(16,284,966)	16,284,966
Miscellaneous income	13,129	13,129	—
Total other income (expense)	(4,123,687)	(16,508,614)	12,384,927

Net loss	(10,652,671)	(18,040,272)	7,387,601

Basic and diluted net loss per share	$(1.24)	$(2.08)	$0.84

Weighted average common shares outstanding	8,558,528	8,689,988	(131,460)

The primary differences between the restated and originally reported income statement amounts relate to the treatment of the Navidec merger transaction as an acquisition pursuant to SFAS No. 141, whereas the majority of these amounts were originally expensed as Merger costs, with a total charge of $16,284,966.  Of this amount, $11,945,031 was eliminated in the restatement and $4,339,935 was reclassified to stock-based compensation expense.  In connection with the re-characterization of these Merger costs to acquisition accounting under SFAS 141, the Company also concluded that it was most appropriate to value the equity instruments issued or assumed in the Merger as of the date the Merger was announced, July 8, 2004, in accordance with SFAS 141.  The Merger costs were originally measured on the date of closing.

In addition to the above adjustments, the Company’s continuing nominal ownership of NFS pending consummation of the spin-off caused the Company to record its proportionate share of NFS’s losses, totaling $1,964,103.  Additionally, equity issuances by NFS at prices below the Company’s basis per share caused additional charges to earnings totaling $1,893,176.

In summary, the modification to treat the Company’s nominal ownership of NFS as an acquisition pursuant to SFAS No. 141 and the results from its continuing ownership resulted in an overall reduction to the previously reported net loss of $8,087,752.  This amount was partially offset by increased expenses of $582,391 related to the re-characterization of intercompany transactions with BPZ & Associates, Inc. and other adjustments to stock-based compensation and amortization of the investment in SMC Ecuador, which together totaled $117,760.  The overall effect was a reduction in the net loss of $7,387,601.

Note 4 – Other Current Assets

Other current assets of $72,159 at December 31, 2004 consisted primarily of capitalized financing costs related to the acquisition of SMC Ecuador, Inc.  The Company is amortizing these costs to expense over the term of the financing.  In addition, the Company expensed $360,439 of deferred financing costs pursuant to the conversion of part of the note payable to common stock, as discussed in Note 5 of the Notes to Consolidated Financial Statements.

Note 5 – Investment in SMC Ecuador and Notes Payable

In June 2004, BPZ acquired 100% of the common stock of SMC Ecuador, Inc., a Delaware corporation (“SMC”), the owner of a 10% interest in a non-operated oil and gas producing property located in the Republic of Ecuador (the “Santa Elena Property”).  The total purchase price for the property was $1,440,000, including $1,070,000 paid to the seller to acquire the common stock of SMC, $100,000 in transaction costs and $270,000 to acquire a separate net profits interest in the Santa Elena Property.  This net profits interest had been acquired in 2002 by an affiliate of the Company and a third party.  The amount paid for of the net profits interest owned by the affiliate was $202,500 as discussed in Note 10 of the Notes to Consolidated Financial Statements.

To finance the acquisition, BPZ entered into a debt arrangement in the amount of $1,375,000 (the “Loan”) with an individual (the “Lender”).  The Loan was to be repaid in 36 monthly installments with interest at 15%.  The Lender held a first lien on the common stock of SMC as collateral.  Upon full repayment of the Loan by BPZ, the Lender was entitled to receive ownership of forty percent (40%) of the interest of SMC in the Santa Elena Property (or a 4% derivative working interest in the Santa Elena Property).  Accordingly 40% of the direct acquisition cost, or $428,000, was treated for accounting purposes as deferred financing costs.  These deferred financing costs were recorded as a reduction of the recorded cost of the investment and were capitalized as other assets, pending amortization as additional financing costs over the term of the Loan.

In September 2004, BPZ entered into a new agreement under which BPZ converted $1,000,000 of the principal balance of the Loan, plus $20,529 of accrued interest, into 500,000 shares of Company stock.  The remaining balance of the Loan, or $293,136, will be payable in 10 equal monthly installments with interest imputed at 15%.  The agreement to convey beneficial ownership of a 4% derivative working interest in the Santa Elena Properties was also accelerated to the date of the agreement.  Accordingly, BPZ now owns a 6% effective working interest in the Santa Elena Properties.  As of December 31, 2004, the remaining balance of the note payable, or $208,986, will be payable in seven monthly installments plus interest.

The Company’s accounting policy regarding partnership or joint venture interests in oil and gas properties is to consolidate such interests on a pro-rata basis in accordance with accepted practice in the oil and gas industry.  However, the Company has not been able to receive timely information to allow it to proportionately consolidate its 6% non-operated working interest in the Santa Elena Property.  Accordingly, the Company has made an election to account for this investment under the cost method.  As such, the Company records its share of cash received or paid attributable to this investment as other income or expense.  Since substantially all of the assets of SMC consist of producing oil and gas properties, the Company is amortizing this investment on a straight-line basis over the remaining term of the license agreement which expires in May of 2016.  Accordingly, we recorded $42,760 of amortization expense for the year ended December 31, 2004.

Note 6 – Investment in Navidec Financial Services (NFS)

As discussed in Note 2 to the Consolidated Financial Statements, the Company is contractually bound to spin-off NFS to the pre-merger shareholders of Navidec.  Pending the distribution of NFS common shares to the beneficiaries of the spin-off, the Company is the nominal owner of those shares.  While the Company may be deemed to have majority nominal ownership of the common stock of NFS, it does not control NFS.  As such, the Company has determined that the equity method of accounting is the most appropriate manner to reflect its nominal ownership of NFS during the period of time between the Merger and its ultimate spin-off to the pre-merger shareholders of Navidec.

NFS was formed in December 2002 and is organized into three divisions: business development, mortgage services and technology.  The business development division focuses on identifying development stage companies and assisting in their growth by providing capital, consulting, personnel and other services, both internally and through the use of subcontractors.  The mortgage division provides loan origination and refinancing services in the residential and commercial mortgage market, primarily in the Phoenix, Arizona area.  NFS previously had technology operations which provided solutions that enabled organizations to manage secure access to web applications within the enterprise and across the business value chain.  Such operations were inactive as of December 31, 2004, but NFS has indicated that it intends to re-enter this line of business.  The majority of the revenues of NFS for the period subsequent to the Merger were derived from mortgage services.

As of the date of the Merger, NFS had 5,177,748 common shares outstanding, which shares are held by the Company for the benefit of the spin-off shareholders.  On September 21, 2004, the Board of Directors of NFS awarded 1,200,000 fully vested NFS common shares and options to purchase 1,200,000 NFS common shares at a cost of $0.05 per share to the management of NFS.  This transaction resulted in the nominal ownership of BPZ being reduced from 100% to 81.2% (68.3% on a fully diluted basis).  To the extent that NFS conveys it shares or stock options to third parties for a per-share value less than the Company’s nominal basis in its investment in NFS, the issuance of these shares or stock options by NFS will result in a loss to the Company.  The issuance of the above shares and stock options to the management of NFS resulted in a recorded loss to the Company of $1,784,528.

Additionally, pursuant to the Merger Agreement, NFS is entitled to the proceeds received from the exercise of pre-merger stock options which were assumed by the Company in the Merger.  During the period from the effective date of the Merger through December 31, 2004, NFS received stock option proceeds of $343,046.  This amount is treated for accounting purposes as an additional investment in NFS by the Company.  To the extent that the Company has less than 100% nominal ownership of NFS, the receipt of stock option proceeds by NFS results in a loss to the Company based on the minority interest in NFS.  During this period, the Company recorded a loss of $108,648 attributable to these stock option exercises.

NFS recognized a net loss of $2,419,000 during the period from the date of the Merger through December 31, 2004.  The majority of this loss resulted from non-cash charges of $1,861,000 related to stock-based compensation and the conveyance of BPZ warrants held by NFS to third parties.  Additionally, there were cash bonuses of $448,000 paid to the management of NFS during the period.  Based on its nominal ownership of 81.2% of NFS, the Company recognized a loss of $1,964,000 during the period from its investment in NFS.

The Company will not benefit economically from any positive operating results of NFS because it does not have beneficial ownership of or access to the cash or other assets of NFS.  The Company is not entitled to receive any distributions or dividends from NFS, nor could it cause NFS to declare a dividend because it does not control NFS.  Additionally, the Company is not directly or indirectly obligated for the liabilities, commitments or other obligations of NFS.  However, the Company’s reported financial results may be materially affected should NFS continue to suffer adverse operating results even though these adverse results would not affect the cash flows of the Company.

NFS will continue to be reflected as an equity investment in the financial statements of the Company until such time as the final distribution of NFS shares in the spin-off is consummated.  This is expected to require an effective registration statement with the SEC.  The Company is continuing to assist the management of NFS, as requested, in its efforts to consummate the spin-off of NFS, but has no control over the registration process of NFS and cannot predict when the management of NFS will be able to complete the final distribution of NFS common shares.  The Company’s stockholders’ equity will be reduced by the recorded amount of the investment in NFS at such time as the spin-off is consummated.  As of December 31, 2004, stockholders’ equity and the investment in NFS would have been reduced by $1.1 million if the spin-off had been consummated on that date.

The following table presents the condensed statement of operations information for the period from the effective date of the Merger through December 31, 2004 and the condensed balance sheet information for NFS as of December 31, 2004:

Navidec Financial Services, Inc. (NFS):

From September 10, 2004 through
December 31, 2004
Condensed income statement information:

Net revenues	$576,000

Gross margin	$521,000

Net loss	$(2,419,000)

Company’s equity in net loss of affiliate	$(1,964,000)

As of December 31, 2004
Condensed balance sheet information:

Current assets	$550,000
Investment in BPZ securities	4,276,000
Goodwill	2,139,000
Other noncurrent assets	34,000
Total assets	$6,999,000

Current liabilities	$483,000
Minority interest	64,000
Stockholders’ equity	6,452,000
Total liabilities and stockholders' equity	$6,999,000

As of December 31, 2004, the carrying amount of the Company’s investment in NFS, including the adjustment for BPZ common stock and warrants held by NFS, was less than its proportionate fully diluted share of stockholders’ equity of NFS by approximately $424,000.  This difference resulted primarily from unrealized gains on BPZ securities which were recorded by NFS, but eliminated from the consolidated financial statements of the Company and differences in the accounting for stock option proceeds received by NFS.

Note 7 – Restricted Cash and Other Assets

As of December 31, 2004, the Company had posted performance bonds totaling $340,000 to secure the performance of its obligations and commitments related to its properties in Peru.  Of such amount, $100,000 was collateralized by a restricted cash deposit.  The $100,000 restricted cash deposit is classified as a current asset as the Company had met its obligations under the license contract and the performance bond expires in March 2005.  The remaining $240,000 performance bonds have been guaranteed by two individual shareholders of the Company.  As of December 31, 2003, the Company had performance bonds totaling $240,000 to guarantee its obligations and commitments.  All of the performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or technical evaluation agreement.

Note 8 – Long-Term Debt

On December 31, 2003, the Company had long-term debt of $755,000, consisting of two unsecured notes payable to individuals.  Both notes had similar terms, bearing interest at 7%, with payments of interest due on a monthly basis and the principal balance due at maturity in February 2006.  Pursuant to the Merger, the outstanding long-term debt of the Company, totaling $685,000, was converted into 1,802,376 shares of common stock.  There was no long-term debt outstanding at December 31, 2004.

Note 9 – Stockholders’ Equity

As of December 31, 2004, the Company had 20,000,000 shares of common stock, no par value, authorized by its Amended and Restated Certificate of Incorporation, of which 16,581,385 had been issued.  Of such shares, 557,903 were held by NFS.  For accounting purposes, the 452,931 shares attributable to the Company’s 81.2% equity interest in NFS are reflected as treasury shares.  Accordingly, there were 16,128,454 shares outstanding as of December 31, 2004.  As of December 31, 2003, there were 4,103,454 shares issued and outstanding.

Private Placement of Common Stock

On September 30, 2004, the Company completed a private placement of 3,000,000 shares of common stock for total gross proceeds of $6,000,000.  Net proceeds were approximately $5,507,000 after payment of placement agent fees of $360,000 and other offering expenses.  Completion of this offering with gross proceeds of at least $3,000,000 was a requirement of the Merger.

Additionally, the Company issued 236,528 shares to an individual investor for $119,175 of cash proceeds and a subscription receivable of $230,825.  This investor has pledged assets to a Peruvian bank which secure one of the Company’s performance bonds.  The subscription receivable is due at such time as the Company obtains its own performance bond to replace the one posted by the investor or until such performance bond is no longer required.

Stock Issued for Services

Prior to the Merger, BPZ issued 2,857,642 shares of common stock to directors, officers, employees, consultants and financial advisors of BPZ Energy, Inc. as compensation for services.  Such shares were valued at $1.30 per share, which was the price of the Company’s common stock on July 8, 2004, the date such shares were granted.  All of the shares were fully vested on the date of issuance.  The issuance of these common shares for services resulted in a charge to the income statement for stock-based compensation of $3,714,935.

Common Stock and Warrants Held by Affiliate

As discussed in Note 2 to the Consolidated Financial Statements, NFS holds common stock and warrants in the Company.  For accounting purposes, these common shares and warrants are treated as treasury securities and are recorded as a reduction of stockholders’ equity.  As of December 31, 2004, NFS held 557,903 shares of the BPZ common stock valued at $3.21 per share at the date of the Merger, or $1,790,869 in the aggregate, and warrants to purchase 980,000 shares of BPZ common stock at an exercise price of $2.00 per share.  The warrants were valued using the Black-Scholes model at $1.76 per share at the date of the Merger, or $1,724,800 in the aggregate.  The BPZ common stock and warrants held by NFS attributable to the Company’s 81.2% interest in NFS have an aggregate value of $2,854,181.

Potentially Dilutive Securities

In addition to the shares issued and outstanding, the Company has the following potentially dilutive securities.  None of these potentially dilutive shares have been included in the calculation of earnings per share as the effect would be anti-dilutive.

	December 31,	December 31,
	2004	2003
Stock options outstanding	2,055,041	—
Warrants outstanding	2,629,000	—
Contingent Merger earn-out shares	18,000,000	—
Total potentially dilutive securities	22,684,041	—

Stock Options Outstanding

In connection with the Merger, BPZ, as the accounting acquirer, assumed 1,332,076 Navidec stock options outstanding.  All stock options were fully vested on the date of the Merger and expire on September 10, 2007.  Exercise prices on these stock options range from $1.30 to $2.70 per share.  Under the terms of the Merger agreement, the Company does not receive any of the proceeds from the exercise of these stock options.  Pursuant to the Merger agreement, NFS is entitled to receive all proceeds from the exercise of these options.  During the period between the Merger and December 31, 2004, 220,868 stock options were exercised and 56,167 stock options expired.  As of December 31, 2004, there were 1,055,041 Navidec stock options outstanding.

Additionally, the Company granted options to purchase 1,000,000 shares of common stock at an exercise price of $1.30 per share to the former CEO of Navidec in connection with his service as a director and financial consultant to the Company.  Of such stock options, 500,000 were fully vested on the date of the Merger.  The remaining 500,000 stock options will vest upon the receipt of additional investment proceeds totaling $6 million, including proceeds from the exercise of outstanding warrants, provided such funding is received no later than September 10, 2006.  These stock options, when vested, expire 10 years from date of grant.  They were recorded at a fair value of $1.20 per share using the Black-Scholes model.  This resulted in stock-based compensation of $600,000 for the fully-vested options and $100,000 for the amortization of the unvested options.  The unvested options will be amortized over the remaining 20-month vesting period unless the Company concludes that such options are no longer probable of vesting.

All of the above stock options were recorded at fair market value on the date of the Merger.  Accordingly, no disclosure of pro forma results of operations under SFAS No. 123 is required.

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

Also in connection with the Merger, BPZ issued to NFS warrants to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share.  Such warrants expire on July 31, 2006.

Merger Earn-Out Shares

Under the terms of the Merger Agreement, the Company is committed to issue an additional 18,000,000 shares to the former shareholders of BPZ-Texas on a contingent earn-out basis if the Company achieves certain reserve and production goals.  The first earn-out target relating to reserves was achieved in December 2004 and 9,000,000 of the earn-out shares are issuable at this time.  However, the contingent earn-out shares can only be issued after the shareholders have approved an increase in the number of authorized shares of the Company.  Accordingly the 9,000,000 shares which have been earned are not recorded as outstanding of December 31, 2004.  The remaining 9,000,000 earn-out shares are contingent on the Company achieving production of 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007.

The earn-out arrangement will be treated for accounting purposes as a stock dividend because the earn-out is payable to the shareholders of the accounting acquirer, BPZ-Texas.  Accordingly, except for an increase in the number of common shares outstanding, no accounting entry will be required.

Note 10 – Affiliate and Related Party Transactions

At December 31, 2003, the Company had a net receivable of $162,890 due from BPZ & Associates, Inc., which was the parent of the Company prior to the Merger.  Additionally, BPZ Energy, Inc. made additional cash payments to BPZ & Associates, Inc. totaling $789,501 prior to the Merger.  Of such payments, $370,000 relates to the acquisition of SMC Ecuador, Inc., of which $167,500 was paid to third parties and $202,500 was for the benefit of BPZ & Associates, Inc.  The remaining balance of $582,391 was attributable to personnel and office expenses incurred by BPZ & Associates, Inc. on behalf of BPZ-Texas and has been recorded as part of the Company’s general administrative expenses.

As reflected in the Merger Agreement, BPZ & Associates, Inc. retained a 10% overriding royalty interest in the four blocks in Peru consisting of Block Z-1, Block XIX, Area VI and Area XVI on which the Company has exclusive rights and licensing agreements for oil and gas exploration and production.  BPZ & Associates, Inc. is an entity controlled by certain officers and directors of the Company.  After further consideration, the principals of BPZ & Associates, Inc. concluded that it would be in the best interests of the Company and its shareholders to eliminate this overriding royalty interest and to put into place a more traditional management incentive plan based upon the results of the Company and other appropriate measures of Company success.  Accordingly, BPZ & Associates, Inc. has relinquished this 10% overriding royalty interest.

Note 11 – Income Taxes

There was no income tax expense or benefit for the years ended December 31, 2004 and 2003.  The following table reconciles income taxes at the statutory rate to the Company’s effective rate for the years ended December 31, 2004 and 2003:

	2004	2003

Benefit computed at the expected statutory rate	$(3,621,908)	$(32,154)

Less: valuation allowance	3,621,908	32,154
Income tax expense	$—	$—

Note 12 – Commitments and Contingencies

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

Note 13 – Legal Proceedings

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

Note 14 – Minimum Lease Payments

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

As described in Note 3 of the Notes to Consolidated Financial Statements, the Company restated its previously issued Consolidated Financial Statements for the year ended December 31, 2004, to reflect the previously unrecorded nominal ownership interest in Navidec Financial Services, Inc. (“NFS”) using the equity method of accounting, the reclassification of certain reorganization, acquisition and merger costs and the Company’s presentation as a development stage company.  Previously, management of the Company concluded that the spin-off of NFS had been legally consummated as of the Merger date on September 10, 2004.  Management of the Company believes that the accounting and disclosure decisions related to the restatement are complex and require substantial judgment based on interpretations of various accounting standards.

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

10.4	License Contract from the Government of Peru for Block Z-1 (incorporated by reference to Exhibit 10.5 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

10.5	Amendment to License Contract from the Government of Peru for Block Z-1 (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.6	License Contract from the Government of Peru for Block XIX (incorporated by reference to Exhibit 10.6 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

10.7	Technical Evaluation Agreement from the Government of Peru for Area VI (incorporated by reference to Exhibit 10.7 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

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

Date: December 23, 2005