Form 10KSB/A
period 2004-12-31
BPZ ENERGY INC
filed 2006-01-17
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB/A

Amendment No. 2

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

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

TABLE OF CONTENTS

BPZ Energy, Inc. is filing this Amendment No. 2 to its amended Annual Report on Form 10-KSB/A for the period ended December 31, 2004 (“Amendment No. 2”), to amend the previous Amendment No.1 to its Annual Report on Form 10-KSB/A for the period ended December 31, 2004 (“Amendment No. 1”), which was filed with the Securities and Exchange Commission on December 23, 2005.

This Amendment No. 2 amends the disclosure under the Part I, Item 1 “Description of Business,” Part II, Item 5 “Market for Common Equity and Related Stockholder Matters,” Item 6 “Management’s Discussion and Analysis and Plan of Operation,” Part II, Item 7 “Financial Statements and Supplementary Data,” Part II, Item 8A “Controls and Procedures” and Part III, Item 13 “Exhibits.”  Except for these items, no other information in the Amendment No. 1 is amended hereby.

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

In June 2004, we acquired the capital stock of SMC Ecuador, Inc., a Delaware corporation (“SMC”), which owns a minority non-operated working interest in an oil and gas producing property located in the southwest region of Ecuador (the “Santa Elena Property”). SMC has had its interest in the Santa Elena Property for the past eight years. The license agreement covering the property extends through May 2016.

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

As a result of the Merger, the shareholders of BPZ-Texas received the majority of the voting interests and control of the Board of Directors and management of the combined entity.  Accordingly, the Merger was treated as a reverse acquisition of Navidec by BPZ-Texas and has been accounted for as a business combination as more fully described in Note 2 of the Notes to Consolidated

Financial Statements.  The historical financial statements of the Company for periods prior to the Merger are the historical financial statements of BPZ-Texas.

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

In July 2004, the Company issued options to acquire up to 1,000,000 million shares of the Company's common stock at $1.30 per share to a director of the Company pursuant to a Director’s Agreement related to his service as a Director to BPZ upon consummation of the Merger between Navidec and BPZ-Texas. Of such option shares, 500,000 became vested upon the closing of the $6,000,000 private placement in September 2004. The remaining 500,000 shares will vest upon the receipt of additional investment proceeds totaling $6,000,000, including proceeds from the exercise of outstanding warrants, provided such funding is received by the Company no later than September 10, 2006. Such options, when vested, expire ten years from the date of grant.

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

In connection with the Merger, the Company entered into a Business Consulting Agreement with NFS, an affiliate of the Company, under which NFS provided investor relations, public relations, and other financial advisory services to BPZ. Under this agreement, the Company granted to NFS fully vested warrants to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per shares at any time prior to July 31, 2006. Pursuant to an agreement between the parties, NFS discontinued services under the Business Consulting Agreement effective May 6, 2005.

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

We consider historical performance and anticipated future results in its evaluation of potential impairment.  Accordingly, when indicators of impairment are present, we evaluate the carrying value of these assets in reaction to the operating performance of the business and future discounted and non-discounted cash flows expected to result from the use of these assets.  Impairment losses are recognized when the expected future cash flows from an asset are less its carrying value.

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

Stock Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” we follow the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Under APB 25, compensation expense is recorded for stock options granted to employees and directors only if the current market price of the underlying stock exceeds the exercise price.  Transactions in equity instruments with non-employees for goods or services are accounted for under the fair value method.  For periods beginning after December 15, 2005, we will be required to account for all transactions which result in the exchange of equity instruments for goods and services, including stock options granted to employees and directors, under SFAS 123(R), “Share-Based Payment.”  SFAS 123(R) requires that all such transactions be measured at fair value and recorded as an expense over the service period.

None of the equity instruments that we issued in exchange for goods and services during the periods covered by this report were eligible for treatment under the intrinsic value method in APB 25 and all of such issuances gave rise to stock-based compensation expense based on the fair value of the instruments at the date of grant or issuance.  Accordingly, our results of operations for the periods presented would not have been affected had we been subject to the provisions SFAS 123(R) for such periods.

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

/s/ Johnson, Miller & Co.
Johnson, Miller & Co.
Midland, Texas
April 11, 2005, (December 20, 2005 as to the effects of the restatement described in Note 3)

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

As of December 31, 2004 and 2003

	2004	2003
	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$4,014,191	$8,156
Restricted cash	100,000	—
Other assets	72,159	4,180
Total current assets	4,186,350	12,336

Property and equipment, net	5,505	—
Advances to affiliates	—	162,890
Other assets	—	240,000
Investment in Ecuador property, net	969,240	—
Investment in Navidec Financial Services	1,130,511	—

Total assets	$6,291,606	$415,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$311,613	$10,475
Accrued liabilities	54,342	14,650
Notes payable	208,986	—
Total current liabilities	574,941	25,125

Long-term debt	—	755,000

Stockholders’ equity (deficit):
Common stock, no par value, 20,000,000 authorized; 16,581,385 and 4,103,454 shares issued and 16,128,454 and 4,103,454 outstanding at December 31, 2004 and December 31, 2003, respectively	17,478,446	1,000
Additional paid in capital – warrants and stock options	2,341,795	—
Common stock and warrants held by affiliate	(2,854,181)	—
Stock subscription receivable	(230,825)	—
Deficit accumulated during the development stage	(11,018,570)	(365,899)

Total stockholders’ equity (deficit)	5,716,665	(364,899)

Total liabilities and stockholders’ equity (deficit)	$6,291,606	$415,226

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

Years ended December 31, 2004 and 2003

	Cumulative Amounts from Inception to December 31, 2004	2004	2003
	(Restated)

Revenue	$—	$—	$—

Operating and administrative expenses:
General and administrative	2,125,590	1,753,084	96,067
Stock-based compensation	4,414,935	4,414,935	—
Geological, geophysical and engineering	360,965	360,965	—

Total operating expenses	6,901,490	6,528,984	96,067

Operating loss	(6,901,490)	(6,528,984)	(96,067)

Other income (expense):
Investment income from Ecuador property, net of amortization	147,861	147,861	—
Equity in loss of Navidec Financial Services	(1,964,103)	(1,964,103)	—
Loss on issuance of equity securities by Navidec Financial Services	(1,893,176)	(1,893,176)	—
Interest expense	(66,959)	(66,959)	—
Amortization of deferred financing costs	(360,439)	(360,439)	—
Miscellaneous income	19,736	13,129	1,445

Total other income (expense)	(4,117,080)	(4,123,687)	1,445

Loss before income taxes	(11,018,570)	(10,652,671)	(94,622)

Income taxes	—	—	—

Net loss	$(11,018,570)	$(10,652,671)	$(94,622)

Basic and diluted net loss per share	$—	$(1.24)	$(.02)

Weighted average common shares outstanding	—	8,558,528	4,103,454

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

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

Years ended December 31, 2004 and 2003

	Cumulative Amounts from Inception to
	December 31, 2004	2004	2003
		(Restated)
Cash flows from operating activities:
Net loss	$(11,018,570)	$(10,652,671)	$(94,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,414,935	4,414,935	—
Depreciation expense	157	157	—
Amortization of investment in SMC Ecuador	42,760	42,760	—
Amortization of deferred financing fees	360,439	360,439	—
Loss on issuance of equity securities by Navidec Financial Services	1,964,103	1,964,103	—
Equity in loss of Navidec Financial Services	1,893,176	1,893,176	—
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(4,599)	(418)	—
Increase in accounts payable	311,613	301,137	4,616
Increase in accrued liabilities	54,342	39,692	10,470
Net cash used by operating activities	(1,981,644)	(1,636,690)	(79,536)

Cash flows from investing activities:
Property and equipment additions	(5,662)	(5,662)	—
Restricted cash	(100,000)	140,000	(240,000)
Investment in Ecuador property	(1,440,000)	(1,440,000)	—
Net cash used by investing activities	(1,545,662)	(1,305,662)	(240,000)

Cash flows from financing activities:
Borrowings	2,130,000	1,375,000	755,000
Repayments of borrowings	(215,485)	(215,485)	—
Proceeds from sale of common stock, net	5,626,982	5,625,982	—
Advances to affiliates	—	162,890	(449,270)
Net cash provided by financing activities	7,541,497	6,948,387	305,730

Net increase (decrease) in cash and cash equivalents	4,014,191	4,006,035	(13,806)
Cash and cash equivalents at beginning of period	—	8,156	21,962
Cash and cash equivalents at end of period	$4,014,191	$4,014,191	$8,156

Supplemental cash flow information:
Cash paid for:
Interest	$63,943	$63,943	$—
Non – cash items:
Common stock issued in acquisition	$5,713,565	$5,713,565	$—
Warrants and stock options assumed in acquisition	1,785,359	1,785,359	—
Common stock and warrants held by affiliate	2,854,181	2,854,181	—
Imputed financing costs	428,000	428,000	—
Proceeds received by NFS from exercise of stock options	343,046	343,046	—
Issuance of common stock for subscription receivable	230,825	230,825	—
Conversion of long-term debt to common stock	685,000	685,000	—
Conversion of notes payable to common stock	1,020,529	1,020,529	—

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

In June 2004, we acquired the capital stock of SMC Ecuador, Inc., a Delaware corporation (“SMC”), which owns a minority non-operated working interest in an oil and gas producing property located in the southwest region of Ecuador (the “Santa Elena Property”). SMC has had its interest in the Santa Elena Property for the past eight years. The license agreement covering the property extends through May 2016.

The Company is in the development stage and to date our activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties. We have not drilled any wells or recognized any revenues from our operations and do not anticipate generating significant revenues from our properties prior to mid-2006.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and branch offices.  All intercompany balances and transactions have been eliminated.  As discussed in Note 6 to the Consolidated Financial Statements, the Company accounts for its nominal ownership in Navidec Financial Services, Inc. (“NFS”) under the equity method.  Pursuant to the Merger Agreement, the Company is contractually bound to spin-off NFS to the pre-merger shareholders of Navidec.  Pending the final distribution of NFS shares in the spin-off, the Company is the nominal owner of a majority of the common shares of NFS, but does not control NFS.

The Company’s accounting policy regarding partnership or joint venture interests in oil and gas properties is to consolidate such interests on a pro-rata basis in accordance with accepted practice in the oil and gas industry.  However, the Company has not been able to receive timely information to allow it to proportionately consolidate the minority non-operated working interest owned by its consolidated subsidiary, SMC Ecuador Inc.  See Note 5 to the Consolidated Financial Statements for detailed discussion regarding the Company’s investment in SMC Ecuador.  Accordingly, the Company has made an election to account for this investment under the cost method.  As such, the Company will record its share of cash received or paid attributable to this investment as other income or expense.

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

BPZ allocated the purchase price to assets acquired and liabilities assumed at estimated fair values at the acquisition date.  The excess of purchase price over the fair value of the net assets acquired as of the acquisition date has been reflected as goodwill in accordance with SFAS No. 141.  The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

The following unaudited information presents the pro forma effects of the Merger as if it had occurred on January 1, 2003:

Pro Forma Effects of the Merger (Unaudited)

	Year Ended December 31,
	2004	2003
Revenues	$—	$—
Net loss	$(11,191,671)	$(4,206,098)
Net loss per share (basic and diluted)	$(0.81)	$(0.35)
Weighted average common shares outstanding	13,831,628	12,104,198

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

Intercompany Transactions with BPZ & Associates, Inc.

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

Amortization of Investment in Ecuador Property

The Company established an accounting policy in the first quarter of 2005 to amortize the investment in its Ecuador property over the expected life of the contract, since the investment consists primarily of oil and gas properties, which are a depleting asset.  This change was made prospectively at the time.  In connection with the restatement, the Company adjusted its results for the year ended December 31, 2004 to commence this amortization on the date of the acquisition of the interest.  This additional amortization totaled $42,760 for the year ended December 31, 2004.

The effects of the restatement on the balance sheet as of December 31, 2004 are reflected in the table below:

		Originally
	Restated	Reported	Difference
ASSETS
Current assets	$4,186,350	$4,186,350	$—
Property and equipment, net	5,505	5,505	—
Investment in Navidec Financial Services	1,130,511	—	1,130,511
Investment in Ecuador property, net	969,240	642,000	327,240
Total assets	$6,291,606	$4,833,855	$1,457,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$574,941	$574,940	$—
Stockholders’ equity:
Common stock	17,478,446	13,393,286	4,085,160
Additional paid-in capital	2,341,795	9,502,625	(7,160,830)
Common stock and warrants held by affiliate	(2,854,181)	—	(2,854,180)
Stock subscription receivable	(230,825)	(230,825)	—
Deficit accumulated during the development stage	(11,018,570)	(18,406,171)	7,387,601
Total stockholders’ equity	5,716,665	4,258,915	1,457,751
Total liabilities and stockholders’ equity (deficit)	$6,291,606	$4,833,855	$1,457,751

The net effect of the above adjustments on the balance sheet was to increase total assets and stockholders’ equity by $1,457,751.  Of such amount, the effect of the decision to account for NFS as an acquisition under SFAS 141 resulted in a increase of $1,130,511 and the net effect of adjustments to its investment in Ecuador property totaled $327,240.  The accumulated deficit was reduced by $7,387,601 as a result of the reduction to the loss for the year ended December 31, 2004, as discussed below.

The effects of the restatement on the income statement for the year ended December 31, 2004 are reflected in the table below:

		Originally
	Restated	Reported	Difference

Revenue	$—	$—	—
Operating and administrative expenses:
General and administrative	1,753,084	1,170,693	582,391
Stock-based compensation	4,414,935	—	4,414,935
Geological, geophysical and engineering	360,965	360,965	—
Total operating expenses	6,528,984	1,531,658	4,997,326
Operating loss	(6,528,984)	(1,531,658)	(4,997,326)

Other income (expense):
Investment income from Ecuador property, net of amortization	147,861	190,621	(42,760)
Equity in loss of Navidec Financial Services	(1,964,103)	—	(1,964,103)
Loss on issuance of equity securities by NFS	(1,893,176)	—	(1,893,176)
Interest expense	(66,959)	(66,959)	—
Amortization of deferred financing costs	(360,439)	(360,439)	—
Merger costs	—	(16,284,966)	16,284,966
Miscellaneous income	13,129	13,129	—
Total other income (expense)	(4,123,687)	(16,508,614)	12,384,927

Net loss	(10,652,671)	(18,040,272)	7,387,601

Basic and diluted net loss per share	$(1.24)	$(2.08)	$0.84

Weighted average common shares outstanding	8,558,528	8,689,988	(131,460)

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

In summary, the modification to treat the Company’s nominal ownership of NFS as an acquisition pursuant to SFAS No. 141 and the results from its continuing ownership resulted in an overall reduction to the previously reported net loss of $8,087,752.  This amount was partially offset by increased expenses of $582,391 related to the re-characterization of intercompany transactions with BPZ & Associates, Inc. and other adjustments to stock-based compensation and amortization of the investment in its Ecuador property, which together totaled $117,760.  The overall effect was a reduction in the net loss of $7,387,601.

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

Note 5 – Investment in Ecuador Property and Note Payable

In June 2004, BPZ acquired 100% of the common stock of SMC Ecuador, Inc., a Delaware corporation (“SMC”), the owner of a minority working interest in a non-operated oil and gas producing property located in the Republic of Ecuador (the “Santa Elena Property”).  The total purchase price for the property was $1,440,000, including $1,070,000 paid to the seller to acquire the common stock of SMC, $100,000 in transaction costs and $270,000 to acquire a separate net profits interest in the Santa Elena Property.  This net profits interest had been acquired in 2002 by an affiliate of the Company and a third party.  The amount paid for of the net profits interest owned by the affiliate was $202,500 as discussed in Note 10 of the Notes to Consolidated Financial Statements.

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

Item 8A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, Mr. Thomas E. Kelly was serving as the Chief Executive Officer and Chief Financial Officer of the Company.  Mr. Kelly, in conjunction with the Company’s management and its accounting and legal advisors, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report.  Based on this evaluation, the Company concluded that its disclosure controls and procedures were not effective to ensure that (i) the information required to be disclosed in its SEC reports is consistently recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) the information required to be disclosed by the Company in its SEC reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The significant deficiency in the Company’s disclosure controls and procedures, which was first identified by management in connection with its evaluation of such controls as of September 30, 2004, was the lack of qualified accounting and financial management personnel.  Mr. Kelly, who was serving as both the Company’s Chief Executive Officer and Chief Financial Officer on December 31, 2004, is not a Certified Public Accountant, nor did the Company have any full-time employees or officers who possess the training and experience typically expected of the Chief Accounting Officer or Chief Financial Officer of a public company.  Prior to the completion of the reverse merger with Navidec, Inc., BPZ Energy, Inc. was a private company and did not have the need for personnel with those skills.

Based primarily on the conclusion that the Company’s disclosure controls and procedures were not effective, the Company engaged various accounting and financial consultants to assist it in taking the necessary corrective actions to improve the Company’s disclosure controls and procedures and to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Further, subsequent to December 31, 2004, the Company hired a Controller who is a Certified Public Accountant.  As of the original filing date of this report, the Company was unable to estimate when the necessary corrective actions would be completed or when its disclosure controls and procedures would be considered effective.

Subsequent to the original filing of this report, on November 17, 2005, the Company concluded that it needed to restate its previously issued Consolidated Financial Statements as of and for the year ended December 31, 2004, as described in Note 3 to the Consolidated Financial Statements.  The Company also restated its financial statements for the quarterly periods ended March 31, 2005 and June 30, 2005.  The primary purpose of the restatement was to reflect the previously unrecorded nominal ownership interest in Navidec Financial Services, Inc. (“NFS”) using the equity method of accounting and its effects on the accounting treatment of the Merger with Navidec, Inc.  Management of the Company had previously concluded that the spin-off of NFS had been legally consummated as of the Merger date on September 10, 2004.  The Company also restated certain reorganization and merger costs associated with the Merger and presented the Company as a development stage company.  Management of the Company believes that the accounting and disclosure decisions related to the restatement are complex and require substantial judgment based on interpretations of various accounting standards.

The Company’s management and Audit Committee have discussed the restatement issues with Johnson, Miller & Co., its independent registered public accounting firm.  After reviewing the restatement issues, the Company’s management and Audit Committee believe that, while the restatement is considered a significant deficiency in the Company’s disclosure controls and procedures, the primary circumstances which resulted in the restatement are unique to the complex accounting issues and interpretations made in connection with the Merger and occurred at a time when the Company had identified a significant deficiency in its disclosure controls and procedures.  It has subsequently hired a Chief Financial Officer in addition to its Controller, both of whom are Certified Public Accountants.  The Company believes that the corrective actions it has taken since the end of the period covered by this report, as described above, adequately address the significant deficiency associated with the restatement.  Accordingly, management of the Company does not plan to implement any further changes to its disclosure controls and procedures with respect to the restatement.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company’s independent registered public accounting firm did not inform the Company of any material weaknesses in internal control identified during the course of its audit of the consolidated financial statements.

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

16.1	Letter from Hein & Associates, LLP (incorporated by reference to Exhibit 16.1 from Navidec’s Form 8-K filed November 18, 2004)

21.1	Subsidiaries of the Small Business Issuer (incorporated by reference to Exhibit 21.1 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

23.1	Consent of Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith).

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

Date: January 17, 2006