Form 10QSB/A
period 2005-03-31
BPZ ENERGY INC
filed 2006-01-17
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

Amendment No. 1

(Mark One)

☒                            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 1, 2005, there were 16,526,931 shares of common stock outstanding.  Such total excludes 9,000,000 shares of common stock which are issuable pursuant to the terms of the Merger Agreement with Navidec, Inc., but which cannot be issued until the shareholders have approved an increase in the number of authorized shares of the Company.

Transitional Small Business Disclosure Format:  Yes ☐ No ☒

TABLE OF CONTENTS

BPZ Energy, Inc. is filing this amended Quarterly Report on Form 10-QSB/A for the quarterly period ended March 31, 2005 (the “Amended Quarterly Report”), to amend its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 (the “Original Quarterly Report”), which was filed with the Securities and Exchange Commission on May 16, 2005.

The Amended Quarterly Report amends the disclosure under the Part I, Item 1 “Financial Statements,” Part I, Item 2 “Management’s Discussion and Analysis and Plan of Operation” and Part I, Item 3 “Controls and Procedures.”  Except for these items, no other information in the Original Quarterly Report is amended hereby.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Restated)	(Restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,771,301	$4,014,191
Restricted cash	—	100,000
Other	54,240	72,159
Total current assets	1,825,541	4,186,350

Property and equipment, net	13,076	5,505
Restricted cash	1,300,000	—
Investment in Ecuador property, net	947,860	969,240
Investment in Navidec Financial Services	1,243,832	1,130,511

Total assets	$5,330,309	$6,291,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$212,994	$311,613
Accrued liabilities	203,536	54,342
Note payable	121,641	208,986
Total current liabilities	538,171	574,941

Stockholders’ equity:
Common stock, no par value, 20,000,000 authorized	18,292,491	17,478,446
Additional paid in capital — warrants and stock options	2,181,892	2,341,795
Common stock and warrants held by affiliate	(2,746,497)	(2,854,181)
Stock subscription receivable	(230,825)	(230,825)
Deficit accumulated during the development stage	(12,704,923)	(11,018,570)

Total stockholders’ equity	4,792,138	5,716,665

Total liabilities and stockholders’ equity	$5,330,309	$6,291,606

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Cumulative Amounts from Inception to	Three Months Ended March 31,
	March 31, 2005	2005	2004
		(Restated)	(Restated)

Revenue	$—	$—	$—

Operating and administrative expenses:
General and administrative	3,086,222	960,789	198,195
Stock-based compensation	4,489,935	75,000	—
Geological, geophysical and engineering	499,030	138,065	238
Depreciation expense	807	650	—

Total operating expenses	8,075,994	1,174,504	198,433

Operating loss	(8,075,994)	(1,174,504)	(198,433)

Other income (expense):
Investment income from Ecuador property, net of amortization	235,655	87,794	—
Equity in loss of Navidec Financial Services	(2,263,309)	(299,206)	—
Loss on issuance of equity securities by Navidec Financial Services	(2,167,474)	(274,298)	—
Interest expense	(72,621)	(5,662)	(15,800)
Amortization of deferred financing costs	(389,394)	(28,955)	—
Miscellaneous income	28,214	8,478	—

Total other income (expense)	(4,628,929)	(511,849)	(15,800)

Loss before income taxes	(12,704,923)	(1,686,353)	(214,233)

Income taxes	—	—	—

Net loss	$(12,704,923)	$(1,686,353)	$(214,233)

Basic and diluted net loss per share		$(0.10)	$(0.05)

Weighted average common shares outstanding		16,303,463	4,103,454

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2005

(Unaudited)

(Restated)

	Common Stock Issued		Additional Paid-in	Common Stock and Warrants Held by	Stock Subscription	Deficit Accumulated During the Development
	Shares (a)	Amount	Capital	Affiliate	Receivable	Stage	Total

Balances at December 31, 2004 (audited)	16,581,385	$17,478,446	$2,341,795	$(2,854,181)	$(230,825)	$(11,018,570)	$5,716,665

Stock-based compensation	—	—	75,000	—	—	—	75,000
Exercise of stock options	361,389	814,045	(234,903)	—	—	—	579,142
Net change in common stock and warrants held by affiliate	—	—	—	107,684	—	—	107,684
Net loss for the period	—	—	—	—	—	(1,686,353)	(1,686,353)
Balances at March 31, 2005	16,942,774	$18,292,491	$2,181,892	$(2,746,497)	$(230,825)	$(12,704,923)	$4,792,138

(a)          As discussed in Note 8, such totals exclude 9,000,000 shares of common stock which are issuable pursuant to the terms of the Merger Agreement with Navidec, Inc., but which can not be issued until the shareholders have approved an increase in the number of authorized shares of the Company.

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Cumulative Amounts from Inception to	Three Months Ended March 31,
	March 31, 2005	2005	2004
		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(12,704,923)	$(1,686,353)	$(214,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,489,935	75,000	—
Depreciation expense	807	650	—
Amortization of investment in Ecuador property	64,140	21,380	—
Amortization of deferred financing fees	389,394	28,955	—
Equity in loss of Navidec Financial Services	2,263,309	299,206	—
Loss on issuance of equity securities by Navidec Financial Services	2,167,474	274,298	—
Net change in operating assets and liabilities:
Increase in other assets	(15,635)	(11,036)	57,950
Increase (decrease) in accounts payable	212,995	(98,618)	3,975
Increase in accrued liabilities	203,536	149,194	1,150
Net cash used in operating activities	(2,928,968)	(947,324)	(151,158)

Cash flows from investing activities:
Property and equipment additions	(13,883)	(8,221)	—
Restricted cash	(1,300,000)	(1,200,000)	—
Investment in Ecuador property.	(1,440,000)	—	—
Net cash used in investing activities	(2,753,883)	(1,208,221)	—

Cash flows from financing activities:
Borrowings	2,130,000	—	150,000
Repayments of borrowings	(302,830)	(87,345)	—
Proceeds from sale of common stock	5,626,982	—	—
Net cash (used in) provided by financing activities	7,454,152	(87,345)	150,000

Net increase (decrease) in cash and cash equivalents	1,771,301	(2,242,890)	(1,158)
Cash and cash equivalents at beginning of period	—	4,014,191	8,156
Cash and cash equivalents at end of period	$1,771,301	$1,771,301	$6,998

Supplemental cash flow information:
Cash paid for:
Interest	70,697	$6,754	$—
Non – cash items:
Common stock issued in acquisition	5,713,565	$—	$—
Warrants and stock options assumed in acquisition.	1,785,359	—	—
Common stock and warrants held by affiliate	2,746,497	(107,684)	—
Imputed financing costs	428,000	—	—
Proceeds received by NFS from exercise of stock options	922,188	579,142	—
Issuance of common stock for subscription receivable	230,825	—	—
Conversion of long-term debt to common stock.	685,000	—	—
Conversion of notes payable to common stock	1,020,529	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated Financial Statements

March 31, 2005

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

Interim Reporting

The unaudited consolidated financial statements of BPZ Energy, Inc. and its subsidiaries (the “Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as they pertain to Form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements.  Except for the restatement described in Note 2 to the Consolidated Financial Statements, all such adjustments are of a normal recurring nature.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The consolidated balance sheet at December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Organization

BPZ Energy, Inc., a Colorado corporation (“BPZ” or the “Company”) was incorporated in 1993.  Based in Houston, Texas, BPZ is a development stage company with properties in northwest Peru and southwest Ecuador. The Company is focused on the development and production of oil and natural gas and the complementary development of gas-fired power generation.

On September 10, 2004, BPZ Energy, Inc., a Texas corporation (“BPZ-Texas”), consummated a Merger with Navidec, Inc. (“Navidec”) whereby BPZ-Texas became a wholly owned subsidiary of Navidec (the “Merger”).  For accounting purposes, the Merger was treated as reverse acquisition of Navidec by BPZ-Texas.  Accordingly, all financial statements for periods prior to the Merger represent the historical financial statements of BPZ-Texas.  The details of the Merger are discussed in Note 3 to the Consolidated Financial Statements.  On February 4, 2005, the Company changed its name to BPZ Energy, Inc.  Although the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing to avoid confusion.

BPZ maintains an office and a registered branch in Peru.  Currently, it has exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.76 million acres in northwest Peru. BPZ has license contracts covering 100% ownership of both Block Z-1, which was signed in November 2001 and Block XIX, which was signed in December 2003. The Company’s license contracts provide for an initial exploration period of seven to ten years and require that the Company conduct specified activities on the properties during this period.  The total contract term can extend up to 30 years for oil development and production and 40 years for gas development and production.  In December 2003, the Company entered into a Technical Evaluation Agreement for Area VI and a Promotional Technical Evaluation Agreement for Area XVI.  These latter agreements give BPZ the right to conduct technical evaluations of those areas over a 24-month period and the exclusive right to enter into license contracts if the evaluations indicate the potential for profitable operations.

In June 2004, the Company acquired the capital stock of SMC Ecuador, Inc., a Delaware corporation (“SMC”), which owns a minority non-operated working interest in an oil and gas producing property located in the southwest region of Ecuador (the “Santa Elena Property”). SMC has had its interest in the Santa Elena Property for the past eight years. The license agreement covering the property extends through May 2016.

The Company is in the development stage and to date its activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties. BPZ has not drilled any wells or recognized any revenues from operations and does not anticipate generating significant revenues from its properties prior to mid-2006.

New Accounting Pronouncements

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 19-1 (“FSP 19-1”) “Accounting for Suspended Well Costs.”  This FSP provides guidance on the accounting for exploratory well costs to companies which use the successful efforts method of accounting.  The FSP states that exploratory well costs should continue to be capitalized if:  1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and 2) sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility.  If the exploratory well costs do not meet both to these criteria, these costs should be expensed, net of any salvage value.  Additional annual disclosures are required to provide information about management’s evaluation of capitalized exploratory well costs.  In addition, the FSP requires the annual disclosure of 1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, 2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and 3) an aging of exploratory well costs suspended for greater than one year with the number of wells it relates to.  Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation.  The guidance in the FSP is required to be applied to the first reporting period beginning after April 4, 2005 on a prospective basis to existing and newly capitalized exploratory well costs.  The guidance provided in FSP 19-1 may affect the treatment of costs capitalized in future operations, but it would not have had a material effect on amounts recorded in our consolidated statements of financial position, results of operations or cash flow for the periods presented.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in SFAS Statement No. 143 “Accounting for Asset Retirement Obligations.”  A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company.  FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation can be reasonably estimated.  FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities.  FIN 47 is effective for fiscal years ending after December 15, 2005.  The Company does not believe that its financial position, results of operations or cash flows will be impacted FIN 47.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS”) No. 123(R) “Share-Based Payment,” an amendment to SAFS No. 123 which supersedes SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”  SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB 25.  SFAS No. 123(R) also requires a public entity to present its cash flows provided by tax benefits from stock options exercised in the Financing Activities section of the Statement of Cash Flows.  In April 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which provides guidance on SFAS No. 123 (R).  SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process.  Additionally, SAB 107 discusses additional disclosures to be made in registrants’ periodic reports.  Public companies will be required to implement SFAS 123(R) in the first fiscal year which begins after December 15, 2005.  As we intend to use stock-based compensation in the future as a component of employee compensation, and we have previously followed the intrinsic method, the implementation of this pronouncement may reduce our future earnings or increase our future losses.  The amount of such reductions may be significant, but cannot be estimated at this time.

Note 2 — Restatement of Financial Statements

The previously issued consolidated financial statements of the Company as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004 have been restated for the issues described below:

Accounting for Navidec Financial Services (NFS)

On November 17, 2005, the Company concluded that it needed to amend and restate certain of its previously issued financial statements and other financial information to reflect its nominal ownership interest in NFS.

Upon consummation of the Merger, BPZ became contractually and irrevocably bound to spin-off NFS to the pre-merger shareholders of Navidec.  Subsequent to the Merger, the Company and NFS have operated their respective businesses autonomously and the Company does not control NFS.  The Company, in consultation with its independent accountants and legal counsel, had previously concluded that the spin-off of NFS had been consummated in substance from a legal perspective prior to the Merger, and that the financial statements of the Company should properly reflect the spin-off transaction as legally consummated on the date of the Merger.  Accordingly, the previous consolidated financial statements of the Company excluded its nominal ownership of NFS.  Based on the fact that NFS had not completed the final distribution of its shares to the pre-merger shareholders, the Company now concludes that its consolidated financial statements should be restated to reflect the inclusion of NFS.

NFS will continue to be reflected in the financial statements of the Company until such time as the final distribution of NFS shares to the shareholders entitled to such spin-off shares has been completed in all respects.  Based on the fact that the Company does not control NFS, the Company is accounting for its nominal investment in NFS under the equity method until the spin-off is consummated.  Under the equity method, the Company records its proportionate share of NFS’ net income or losses.  Additionally, to the extent that NFS engages in independent common stock transactions with third parties, the Company will record a loss to the extent that the consideration received by NFS from such transactions is less than the Company’s cost basis per share.

The Company has now restated its financial statements to account for the Merger with Navidec, Inc. under FASB 141.  The details of the accounting for this business combination are presented in Note 3 to the Consolidated Financial Statements.

Intercompany Transactions with BPZ & Associates, Inc.

At December 31, 2003, the Company had a net receivable of $162,890 due from BPZ & Associates, Inc., which was the parent of the Company prior to the Merger.  Additionally, BPZ Energy, Inc. made additional cash payments to BPZ & Associates, Inc. totaling $789,501 prior to the Merger.  In connection with the Merger, the shares of BPZ-Texas which were held by BPZ & Associates, Inc. were distributed to the shareholders of BPZ & Associates, Inc. in a corporate reorganization.  Additionally, all intercompany advances receivable from BPZ & Associates, Inc. were forgiven.  The Company initially recorded the forgiveness of these intercompany advances as if they were a dividend payment from BPZ-Texas to BPZ & Associates, Inc.  However, BPZ-Texas did not have sufficient capital to declare a dividend of this amount.  Accordingly, the Company re-analyzed the nature of these expenditures and concluded that essentially all of these costs should be characterized as expenditures which were incurred for the benefit of BPZ-Texas.  Of such payments, $370,000 was determined to relate to the acquisition of SMC Ecuador, Inc., of which $167,500 was paid to third parties and $202,500 was for the benefit of BPZ & Associates, Inc.  The remaining balance of $582,391 was attributable to personnel and office expenses incurred by BPZ & Associates, Inc. on behalf of BPZ-Texas and has been recorded as part of the Company’s general and administrative expenses.  The amount of such additional general and administrative expenses attributable to the three-month period ended March 31, 2004 was $95,750.  Additionally, the increase in basis in the Ecuador property resulted in additional amortization of $7,301 for the three-month period ended March 31, 2005.

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

Amortization of Stock-based Compensation

In connection with the restatement, the Company realized that it had inadvertently failed to continue the amortization of the stock-based compensation attributable to the 500,000 stock options granted to the former CEO of Navidec.  These shares vest when the Company receives additional investment proceeds totaling $6 million, including proceeds from the exercise of outstanding warrants, provided such funding is received no later than September 10, 2006.  The additional amortization was $75,000 for the three-month period ended March 31, 2005.

Effects of Restatement

The effects of the restatement on the balance sheet as of March 31, 2005 are reflected in the table below:

	Condensed Balance Sheet March 31, 2005
		Originally
	Restated	Reported	Difference

Assets
Total current assets	$1,825,541	$1,825,541	$—
Property and equipment	13,076	13,076	—
Restricted cash	1,300,000	1,300,000	—
Investment in Navidec Financial Services	1,243,832	—	1,243,832
Investment in Ecuador property, net	947,860	627,921	319,939
Total assets	$5,330,309	$3,766,538	$1,563,771

Liabilities And Stockholders’ Equity

Total current liabilities	$538,171	$538,171	$—
Stockholders’ equity:
Common stock	18,292,491	14,553,345	3,739,146
Additional paid-in capital	2,181,892	8,342,566	(6,160,674)
Common stock and warrants held by affiliate	(2,746,497)	—	(2,746,497)
Stock subscription receivable	(230,825)	(230,825)	—
Deficit accumulated during the development stage	(12,704,923)	(19,436,719)	6,731,796
Total stockholders’ equity	4,792,138	3,228,367	1,563,771
Total liabilities and stockholders’ equity	$5,330,309	$3,766,538	$1,563,771

The net effect of the above adjustments on the balance sheet was to increase total assets and stockholders’ equity by $1,563,771.  Of such amount, the effect of the decision to account for NFS as an acquisition under SFAS 141 resulted in an increase of $1,243,832 and the net effect of adjustments to the investment in Ecuador property totaled $319,939.  The accumulated deficit was reduced by $6,731,796 as a result of the reduction in accumulated losses through March 31, 2005.

The effects of the restatement on the statements of operations for the quarters ended March 31, 2005 and 2004 are reflected in the table below:

Statement of Operation Information

	Three Months Ended March 31, 2005
		Originally
	Restated	Reported	Difference

Revenue	$—	$—	$—

Operating and administrative expenses:
General and administrative	960,789	960,789	—
Stock-based compensation	75,000	—	75,000
Geological, geophysical and engineering	138,065	138,065	—
Depreciation expense	650	650	—
Total operating expenses	1,174,504	1,099,504	75,000

Operating loss	(1,174,504)	(1,099,504)	(75,000)

Other income / (expense):
Investment income in Ecuador property, net	87,794	95,095	(7,301)
Equity in loss of Navidec Financial Services	(299,206)	—	(299,206)

Loss on issuance of equity securities by Navidec Financial Services	(274,298)	—	(274,298)
Interest expense	(5,662)	(5,662)	—
Amortization of deferred financing costs	(28,955)	(28,955)	—
Miscellaneous income	8,478	8,478	—
Total other income	(511,849)	68,956	(580,805)
Loss before income taxes	(1,686,353)	(1,030,548)	(655,805)
Income taxes	—	—	—
Net loss	$(1,686,353)	$(1,030,548)	$(655,805)

Basic and diluted net loss per share	$(0.10)	$(0.06)	$(0.04)

Weighted average common shares outstanding	16,303,463	16,706,527	(403,064)

The primary differences between the restated and originally reported income statement amounts relate to the treatment of the Navidec Merger transaction as an acquisition pursuant to SFAS No. 141.  The Company’s continuing nominal ownership of NFS, pending consummation of the spin-off, caused the Company to record its proportionate equity share of NFS’s losses, totaling $299,206.  Likewise, equity issuances by NFS at prices below the Company’s basis per share caused an additional charge to earnings totaling $274,298.  Both of these amounts were non-cash accounting charges to the Company.

The differences to stock-based compensation and investment income from the Ecuador property are discussed above.

The differences to weighted average common shares outstanding result primarily from the treatment of common stock and warrants held by NFS as treasury securities for accounting purposes.

Condensed Statement of Operation Information

	Three Months Ended March 31, 2004
		Originally
	Restated	Reported	Difference
General and administrative expenses	$198,195	$102,445	$95,750

Net loss	$(214,233)	$(118,483)	$(95,750)

Basic and diluted net loss per share	$(0.05)	$(0.03)	$(0.02)

Weighted average common shares outstanding	4,103,454	4,103,454	—

The difference of $95,750 results from additional general and administrative expenses associated with the re-characterization of intercompany transactions with BPZ & Associates, Inc.

Note 3 – Acquisition of Navidec

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

As consideration for the Merger, BPZ-Texas issued 3,198,368 shares of its common stock in a one-for-one exchange for all of the outstanding common shares of Navidec.  In addition, BPZ-Texas assumed options to purchase 1,332,076 shares of Navidec common stock, which had previously been issued to employees, directors and consultants of Navidec and were outstanding on the date of the Merger.  Under the terms of the Merger Agreement, the proceeds received from the exercise of these stock options are payable to NFS.  BPZ-Texas also assumed outstanding warrants to purchase 1,129,000 shares of Navidec common stock.  In addition, BPZ-Texas granted to NFS fully vested warrants to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share and issued 662,149 new shares of common stock to NFS.  See Note 8 to the Consolidated Financial Statements for details about the stock options and warrants assumed or granted in connection with the Merger.

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

Purchase Price Allocation

Value
Description	Allocated
Cash and marketable securities	$681,220
Property, equipment and other	85,658
BPZ common stock issued to NFS (662,149 shares)	2,125,498
Warrants to purchase BPZ common stock issued to NFS (1,500,000 warrants)	2,640,000
Mortgage business, net of minority interest	240,000
Goodwill	2,160,753
Accounts payable, accrued liabilities and note payable	(434,205)
Total purchase price allocation	$7,498,924

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

The following unaudited information presents the pro forma effects of the Merger as if it had occurred on January 1, 2004:

Pro Forma Effects of the Merger

Three Months Ended
March 31, 2004
Revenues	$—
Net loss	$(540,233)
Basic and diluted net loss per share	$(0.04)
Weighted average common shares outstanding	12,104,198

NFS Spin-off

The Merger Agreement also required the transfer of all of the pre-merger business assets and liabilities of Navidec to its wholly owned subsidiary, NFS, and the spin-off of NFS to the shareholders of record of Navidec as of September 9, 2004, the date prior to the Merger.  Upon consummation of the Merger, BPZ became contractually and irrevocably bound to the spin-off of NFS to such pre-Merger shareholders.  All legal requirements for the spin-off of NFS have been completed except for registration of the spin-off with the Securities and Exchange Commission and the final distribution of NFS common shares to the pre-merger shareholders of the Company.  Pending such final distribution of NFS common shares, the Company remains the nominal owner of those shares, which are being held for the benefit of the spin-off shareholders.  The Company accounts for its nominal investment in NFS under the equity method, as discussed in Note 4 to the Consolidated Financial Statements.  The Company is continuing to assist the management of NFS, as requested, in its efforts to consummate the spin-off of NFS, but has no control over the registration process of NFS and cannot predict when the management of NFS will be able to complete the final distribution of NFS common shares.

Note 4 – Investment in Navidec Financial Services (NFS)

As discussed in Note 3 to the Consolidated Financial Statements, the Company is contractually bound to spin-off NFS to the pre-merger shareholders of Navidec.  Pending the distribution of NFS common shares to the beneficiaries of the spin-off, the Company is the nominal owner of those shares.  While the Company may be deemed to have majority nominal ownership of the common stock of NFS, it does not control NFS.  As such, the Company has determined that the equity method of accounting is the most appropriate manner to reflect its nominal ownership of NFS during the period of time between the Merger and its ultimate spin-off to the pre-merger shareholders of Navidec.

NFS was formed in December 2002 and is organized into three divisions: business development, mortgage services and technology.  The business development division focuses on identifying development stage companies and assisting in their growth by providing capital, consulting, personnel and other services, both internally and through the use of subcontractors.  The mortgage division provides loan origination and refinancing services in the residential and commercial mortgage market, primarily in the Phoenix, Arizona area.  NFS previously had technology operations which provided solutions that enabled organizations to manage secure access to web applications within the enterprise and across the business value chain.  Such operations were inactive as of March 31, 2005, but NFS has indicated that it intends to re-enter this line of business.  The majority of the revenues of NFS for the three months ended March 31, 2005 were derived from mortgage services.

As of the date of the Merger, NFS had 5,177,548 common shares outstanding, which shares are held by the Company for the benefit of the spin-off shareholders.  On September 21, 2004, the Board of Directors of NFS awarded 1,200,000 fully vested NFS common shares and options to purchase 1,200,000 NFS common shares at a cost of $0.05 per share to the management of NFS.  This transaction resulted in the nominal ownership of BPZ being reduced from 100% to 81.2% (68.3% on a fully diluted basis) at December 31, 2004. During the three months ended March 31, 2005, NFS issued 370,000 additional stock options to directors, employees and consultants, of which 250,000 options were exercised, resulting in the issuance of 250,000 NFS common shares.  These transactions have resulted in the nominal ownership of BPZ being further reduced to 78.1% (65.1% on a fully diluted basis) at March 31, 2005.  To the extent that NFS conveys its shares or stock options to third parties for a per-share value less than the Company’s nominal basis in its investment in NFS, the issuance of these shares or stock options by NFS will result in a loss to the Company.  The issuance of common shares and stock options by NFS resulted in a recorded loss to the Company of $72,447 during the three months ended March 31, 2005.

Additionally, pursuant to the Merger Agreement, NFS is entitled to the proceeds received from the exercise of pre-merger stock options which were assumed by the Company in the Merger.  During the three months ended March 31, 2005, NFS received stock option proceeds of $579,142.  This amount is treated for accounting purposes as an additional investment in NFS by the Company.  To the extent that the Company has less than 100% nominal ownership of NFS, the receipt of stock option proceeds by NFS results in a loss to the Company based on the minority interest in NFS.  The Company recorded a loss of $201,851 for the three months ended March 31, 2005 attributable to these stock option exercises.

NFS recognized a net loss of $383,000 during the three months ended March 31, 2005.  Included in this loss were $87,000 in non-cash charges related to stock-based compensation.  Based on its nominal ownership of 78.1% of NFS, the Company recognized a loss of $299,206 for the three months ended March 31, 2005 from its investment in NFS.

The Company will not benefit economically from any positive operating results of NFS because it does not have beneficial ownership of or access to the cash or other assets of NFS.  The Company is not entitled to receive any distributions or dividends from NFS, nor could it cause NFS to declare a dividend because it does not control NFS.  Additionally, the Company is not directly or indirectly obligated for the liabilities, commitments or other obligations of NFS.  However, the Company’s reported financial results may be adversely affected should NFS continue to suffer operating losses even though these adverse results would not affect the cash flows of the Company.

NFS will continue to be reflected as an equity investment in the financial statements of the Company until such time as the final distribution of NFS shares in the spin-off is consummated.  This is expected to require an effective registration statement with the SEC.  The Company is continuing to assist the management of NFS, as requested, in its efforts to consummate the spin-off of NFS, but has no control over the registration process of NFS and cannot predict when the management of NFS will be able to complete the final distribution of NFS common shares.  The Company’s stockholders’ equity will be reduced by the recorded amount of the investment in NFS at such time as the spin-off is consummated.  As of March 31, 2005, stockholders’ equity and the investment in NFS would have been reduced by $1,243,832 if the spin-off had been consummated on that date.

The following table presents the condensed statement of operations information for NFS for the three months ended March 31, 2005 and the condensed balance sheet information for NFS as of March 31, 2005 and December 31, 2004:

Navidec Financial Services, Inc. (NFS)

Condensed income statement information:

Three Months Ended
March 31, 2005

Net sales	$343,000

Gross margin	$316,000

Net loss	$(383,000)

Company’s equity in net loss of affiliate	$(299,206)

Condensed balance sheet information:

	As of	As of
	March 31, 2005	December 31, 2004

Current assets	$703,000	$550,000
Investment in BPZ securities	7,742,000	4,276,000
Goodwill	1,562,000	2,139,000
Other noncurrent assets	100,000	34,000
Total assets	$10,107,000	$6,999,000

Current liabilities	$408,000	$483,000
Minority interest	65,000	64,000
Stockholders’ equity	9,634,000	6,452,000
Total liabilities and stockholders’ equity	$10,107,000	$6,999,000

As of March 31, 2005, the carrying amount of the Company’s investment in NFS, including the adjustment for BPZ common stock and warrants held by NFS, was less than its proportionate fully diluted share of the stockholders’ equity of NFS by approximately $2.3 million.  The majority of this difference is attributable to (a) unrealized gains on BPZ securities which were recorded by NFS, but eliminated from the consolidated financial statements of the Company and (b) differences in the accounting for stock option proceeds received by NFS.

Note 5 — Other Current Assets

Other current assets consist primarily of deferred financing costs related to the acquisition of SMC Ecuador, Inc.  The Company is amortizing these costs to expense over the term of the financing.

Note 6 — Restricted Cash and Performance Bonds

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

Note 7 — Investment in Ecuador Property and Note Payable

The Company has an investment in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $947,860 as of March 31, 2005.  The Company has elected to account for this investment under the cost method and records its share of cash received or paid as other income or expense.  Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, it is amortizing the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  Accordingly, the Company recorded amortization expense of $21,380 for the three months ended March 31, 2005.

In connection with the acquisition of SMC, the Company had a note payable balance of $208,986 as of December 31, 2004.  The note agreement requires monthly installment payments of $31,366, including imputed interest at 15%, through July 1, 2005.  The remaining note payable balance as of March 31, 2005 was $121,641.

As part of the note agreement, the holder of the note payable holds a first lien on the common stock of SMC as collateral.  The holder also received beneficial ownership of a 4% net working interest in the Santa Elena Property.  Accordingly, the Company currently holds a 6% effective net working interest in the Santa Elena Property.

Note 8 — Stockholders’ Equity

The Company has 20,000,000 shares of common stock, no par value, authorized by its Amended and Restated Certificate of Incorporation.  For accounting purposes, the Company’s common shares held by NFS attributable to the Company’s equity interest in NFS are reflected as treasury shares.  The common shares issued and outstanding at each period are as follows:

	March 31,	December 31,
	2005	2004
Common shares issued	16,942,774	16,581,385

Common shares owned by NFS	557,903	557,903
Company’s equity interest in NFS	78.1%	81.2%
Net common shares held by affiliate (treasury shares)	435,843	452,931

Common shares outstanding	16,506,931	16,128,454

Common Stock and Warrants Held by Affiliate

As discussed in Note 3 to the Consolidated Financial Statements, NFS holds common stock and warrants in the Company.  For accounting purposes, these common shares and warrants are reflected as treasury securities and are recorded as a reduction of stockholders’ equity.  As of March 31, 2005, NFS held 557,903 shares of the BPZ common stock valued on the date of the Merger at $3.21 per share, or $1,790,869 in the aggregate, and warrants to purchase 980,000 shares of BPZ common stock at an exercise price of $2.00 per share.  The warrants were valued on the date of the Merger at $1.76 per share using the Black-Scholes model, or $1,724,800 in the aggregate.  The BPZ common stock and warrants held by NFS attributable to the Company’s 78.1% interest in NFS have an aggregate value of $2,746,497, excluding unrealized appreciation since the date of the Merger.

Stock Subscription Receivable

During 2004, the Company issued 236,528 shares to an individual investor for $119,175 of cash proceeds and a subscription receivable of $230,825.  The investor has pledged assets to a Peruvian bank which secure one of the Company’s performance bonds.  The subscription receivable is due at such time as the Company obtains its own performance bond to replace the one posted by the investor or until the performance bond is no longer required.

Potentially Dilutive Securities

In addition to the shares issued and outstanding, the Company has the following potentially dilutive securities.  None of these potentially dilutive shares have been included in the calculation of earnings per share as the effect would be anti-dilutive.

	March 31, 2005	December 31, 2004
Stock options outstanding	1,693,652	2,055,041
Warrants outstanding	2,629,000	2,629,000
Shares issuable to consultant for services	15,000	—
Earn-out shares issuable	9,000,000	9,000,000
Contingent earn-out shares	9,000,000	9,000,000
Total potentially dilutive securities	22,337,652	22,684,041

Stock Options Outstanding

In connection with the Merger, BPZ, as the accounting acquirer, assumed all Navidec stock options outstanding, which were fully vested on the date of the Merger and expire on September 10, 2007.  Under the terms of the Merger agreement, NFS is entitled to receive the proceeds from the exercise of these options.  As of December 31, 2004, there were 1,055,041 Navidec stock options outstanding, with exercise prices ranging from $1.30 to $1.93 per share.  During the three months ended March 31, 2005, 361,389 Navidec stock options were exercised and 693,652 were outstanding as of the end of the period.

Additionally, the Company granted options to purchase 1,000,000 shares of common stock at an exercise price of $1.30 per share to the former CEO of Navidec in connection with his service as a director and financial consultant to the Company.  Of such stock options, 500,000 were fully vested on the date of the Merger.  The remaining 500,000 stock options will vest upon the receipt of additional investment proceeds totaling $6 million, including proceeds from the exercise of outstanding warrants, provided such funding is received no later than September 10, 2006.  These stock options, when vested, expire 10 years from the date of grant.  The unvested options were recorded at a fair value of $1.20 per share using the Black-Scholes model and are being amortized over the 24-month vesting period at the rate of $25,000 per month, unless the Company concludes that such options are no longer probable of vesting.

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

Merger Earn-Out Shares

Under the terms of the Merger agreement, the Company is committed to issue an additional 18,000,000 shares to the former shareholders of BPZ-Texas on a contingent earn-out basis if BPZ is able to achieve certain reserve and production goals.  The first earn-out target relating to reserves was achieved in December 2004 and 9,000,000 of the earn-out shares are issuable at this time.  However, the earn-out shares can only be issued after the shareholders have approved an increase in the number of authorized shares of the Company.  Accordingly, the 9,000,000 shares which have been earned are not recorded as outstanding on March 31, 2005.  The remaining 9,000,000 earn-out shares are contingent on the Company achieving production of 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007.

For accounting purposes, the earn-out arrangement is treated as a stock dividend because the earn-out is payable to the shareholders of the accounting acquirer, BPZ-Texas.  Accordingly, except for an increase in the number of common shares outstanding, no accounting entry will be required upon the issuance of the earn-out shares.

Note 9 — Affiliate and Related Party Transactions

As of March 31, 2005 and December 31, 2004 there were no affiliate and related party balances.  However, during the first quarter of 2004, BPZ-Texas made cash payments to its then parent, BPZ & Associates, Inc., totaling $95,750.  These payments were attributable to personnel and office expenses incurred by BPZ & Associates, Inc. on behalf of BPZ-Texas and were recorded as part of the Company’s general and administrative expenses for the three months ended March 31, 2004.

Note 10 — Commitments and Contingencies

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

Note 11 — Legal Proceedings

Navidec was advised in February 2004 that the SEC was conducting an informal inquiry to determine whether it had violated federal securities laws.  The SEC made an informal request that Navidec voluntarily produce certain documents, which were provided to the SEC in May 2004.  Based on the inquiries made and the information requested, the Company believes that the SEC’s investigation relates, at least in part, to the restatement of Navidec’s reported earnings for the first and second quarters of 2003.  This restatement was reported in Navidec’s Form 10-Q for the third quarter of 2003 filed on December 11, 2003.

On December 22, 2004, the Company received notice that the SEC had issued an Order Directing a Private Investigation and Designating Officers to Take Testimony, and would be conducting a formal investigation.  The Company’s attorneys have discussed this matter with the Commission and it is cooperating fully with the SEC.  Although the Company is endeavoring to bring this matter to a prompt conclusion, there can be no assurance that the investigation will be resolved without adverse consequences for the Company or that it will not have negative effects on our limited resources or our ability to raise capital during the period of the investigation.

As of March 31, 2005, a total of approximately $19,000, primarily in legal fees, had been incurred in connection with the SEC investigation.  Pursuant to the Merger agreement, the Company has been indemnified by NFS for the costs of the SEC investigation and NFS has borne the costs incurred to date.

Item 2.  Management’s Discussion and Analysis and Plan of Operation

Business

BPZ Energy, Inc., a Colorado corporation was incorporated in 1993.  Based in Houston, Texas, we are a development stage company with properties in northwest Peru and southwest Ecuador. We are focused on the development and production of oil and natural gas and the complementary development of gas-fired power generation.

On September 10, 2004, BPZ Energy, Inc., a Texas corporation (“BPZ-Texas”), consummated a Merger with Navidec, Inc. (“Navidec”) whereby BPZ-Texas became a wholly owned subsidiary of Navidec (the “Merger”).  For accounting purposes, the Merger was treated as reverse acquisition of Navidec by BPZ-Texas.  Accordingly, all financial statements for periods prior to the Merger represent the historical financial statements of BPZ-Texas.  The details of the Merger are discussed in Note 3 to the Consolidated Financial Statements.  On February 4, 2005, we changed our changed our name from Navidec, Inc. to BPZ Energy, Inc.  Although our name has been changed, the pre-merger company may be referred to as Navidec in this filing to avoid confusion.

We maintain an office and a registered branch in Peru.  Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.76 million acres in northwest Peru.  Our license contracts cover 100% ownership of both Block Z-1, which was signed in November 2001 and Block XIX, which was signed in December 2003. Our license contracts provide for an initial exploration period of seven to ten years and require that we conduct specified activities on the properties during this period.  The total contract term can extend up to 30 years for oil development and production and 40 years for gas development and production.  In December 2003, we entered into a Technical Evaluation Agreement for Area VI and a Promotional Technical Evaluation Agreement for Area XVI.  These latter agreements give us the right to conduct technical evaluations of those areas over a 24-month period and the exclusive right to enter into license contracts if the evaluations indicate the potential for profitable operations.

The Merger Agreement required the transfer of all of the pre-merger business assets and liabilities of Navidec to its wholly owned subsidiary, NFS, and the spin-off of NFS to the shareholders of record of Navidec as of September 9, 2004, the date prior to the Merger.  Upon consummation of the Merger, we became contractually and irrevocably bound to the spin-off of NFS to such pre-Merger shareholders.  All legal requirements for the spin-off of NFS have been completed except for registration of the spin-off with the Securities and Exchange Commission and the final distribution of NFS common shares to the pre-merger shareholders of the Company.  Pending such final distribution of NFS common shares, we remain the nominal owner of those shares, which are being held for the benefit of the spin-off shareholders.  We account for our nominal investment in NFS under the equity method, as discussed in Note 4 to the Consolidated Financial Statements.  The Company is continuing to assist the management of NFS, as requested, in its efforts to consummate the spin-off of NFS, but has no control over the registration process of NFS and cannot predict when the management of NFS will be able to complete the final distribution of NFS common shares.

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

We are in the development stage and to date our activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties. We have not drilled any wells or recognized any revenues from operations and we do not anticipate generating significant revenues from our properties prior to mid-2006.

Results of Operations

Our operating and administrative expenses to date have consisted principally of general and administrative costs and geological, geophysical and engineering costs.  General and administrative costs have increased significantly from $198,195 during the first quarter of 2004 to $960,789 during the first quarter of 2005 as a result of our increased activity levels, additional personnel and costs associated with being a public company.  We incurred $138,065 of geological, geophysical and engineering costs in the first quarter of 2005 primarily related to our Block Z-1 project, compared to $238 in this category in same period of 2004.  Also during the first quarter of 2005, we recorded $75,000 of stock-based compensation expense related to 500,000 unvested stock options issued in September 2004 to the former CEO of Navidec.

Based on our 78.1% nominal ownership of NFS, we recorded an equity loss of $299,206 during the first quarter of 2005.  In addition, the issuance of equity securities by NFS during the first quarter of 2005 at a price below the Company’s book value  resulted in a loss to the Company of  $274,298.  Both of these income statement charges were non-cash transactions, as the operations of NFS are autonomous and they are responsible for financing such operations independently of the Company.

We also incurred interest expense of $5,662 and amortization of debt financing costs of $28,955 in the first quarter of 2005, as compared to $15,800 and $ -0- for the same period in 2004 respectively, principally from notes payable incurred to finance the acquisition of SMC Ecuador in June 2004.  Since our investment in the Ecuador property represents ownership of an oil and gas property, which is a depleting asset, we are amortizing the investment on a straight-line basis over the remaining term of the license agreement, which expires in May 2016.  Accordingly, we recorded $21,380 of amortization expense in the first quarter of 2005.  This property generated net cash distributions of $109,174 during the first quarter of 2005.

The Company realized a net loss of $1,686,353, or $0.10 per share, for the quarter ended March 31, 2005, as compared to a net loss of $214,233, or $0.05 per share for the same period in 2004.

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

In order to support our proposed electric generation project, we recently commissioned an independent power market analysis for the region.  The Peruvian electricity market is deregulated and power is transportable on an interconnected national grid managed by the Committee for Economic Dispatching of Electricity (known as “COES”).  Based on this study, we are confident that we will be able to sell economic quantities of electricity from our initial 140 MW power plant at Caleta Cruz.  We believe there may be an opportunity in the future to generate and profitably sell up to 600 MW of power into the Peruvian and Ecuadorian power markets.  Our goal is to commence initial sales of electricity by July 2006, though no assurance can be given that we can meet this schedule.

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

($ millions)
Power plant and related equipment	43.0
Platform and wells	11.0
Pipeline to Arenillas	20.0
Pipeline to Caleta Cruz	6.0
Processing facilities	9.0
Environmental studies and engineering	1.0
Contingencies	10.0
Total estimated capital budget	100.0

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

Successful Efforts Method of Accounting

We follow the successful efforts method of accounting for our investments in oil and gas properties.  Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred.  Certain costs of exploratory wells are capitalized pending determinations that proved reserves have been found.  If the determination is dependent upon the results of planned additional wells and required capital expenditures to produce the reserves found, the drilling costs will be capitalized as long as sufficient reserves have been found to justify completion of the exploratory well and additional wells are underway or firmly planned to complete the evaluation of the well.  All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive or at the one year anniversary of completion of the well if proved reserves have not been attributed and capital expenditures as described in the preceding sentence are not required.  We assess our capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings.  Other exploration costs, including geological and geophysical costs, are expensed as incurred.  We will recognize gains or losses on the sale of properties, should they occur, on a field-by-field basis.

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

We consider historical performance and anticipated future results in our evaluation of potential impairment.  Accordingly, when indicators of impairment are present, we evaluate the carrying value of these assets in relation to the operating performance of the business and future discounted and non-discounted cash flows expected to result from the use of these assets.  Impairment losses are recognized when the expected future cash flows from an asset are less than its carrying value.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to any of the following either domestically or internationally or in the jurisdictions in which BPZ or its subsidiaries are doing business:  the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, availability of capital resources, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and our Company is included in the Company’s Annual Report on Form 10-KSB/A filed with the SEC.

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

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, Mr. Thomas E. Kelly was serving as the Chief Executive Officer and Chief Financial Officer of the Company.  Mr. Kelly, in conjunction with the Company’s management and its accounting and legal advisors, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report.  Based on this evaluation, the Company concluded that its disclosure controls and procedures were not effective to ensure that (i) the information required to be disclosed in its SEC reports is consistently recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) the information required to be disclosed by the Company in its SEC reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The significant deficiency in the Company’s disclosure controls and procedures, which was first identified by management in connection with its evaluation of such controls as of September 30, 2004, was the lack of qualified accounting and financial management personnel.  Mr. Kelly, who was serving as both the Company’s Chief Executive Officer and Chief Financial Officer on March 31, 2005, is not a Certified Public Accountant, nor did the Company have any full-time employees or officers who possess the training and experience typically expected of the Chief Accounting Officer or Chief Financial Officer of a public company.  Prior to the completion of the reverse merger with Navidec, Inc., BPZ Energy, Inc. was a private company and did not have the need for personnel with those skills.

Based primarily on the conclusion that the Company’s disclosure controls and procedures were not effective, the Company engaged various accounting and financial consultants to assist it in taking the necessary corrective actions to improve the Company’s disclosure controls and procedures and to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Further, in January 2005, the Company hired a Controller and in May 2005 hired a Chief Financial Officer, both of whom are Certified Public Accountants.  As of the original filing date of this report, the Company was unable to estimate when the necessary corrective actions would be completed or when its disclosure controls and procedures would be considered effective.

Subsequent to the original filing of this report, the Company, on November 17, 2005, concluded that it needed to restate its previously issued Consolidated Financial Statements as of and for the year ended December 31, 2004 and for the three months ended March 31, 2005, as described in Note 2 to the Consolidated Financial Statements.  The Company also restated its financial statements for the quarterly period ended June 30, 2005.  The primary purpose of the restatement was to reflect the previously unrecorded nominal ownership interest in Navidec Financial Services, Inc. (“NFS”) using the equity method of accounting and its effects on the accounting treatment of the Merger with Navidec, Inc.  Management of the Company had previously concluded that the spin-off of NFS had been legally consummated as of the Merger date on September 10, 2004.  The Company also restated certain reorganization and merger costs associated with the Merger and presented the Company as a development stage company.  Management of the Company believes that the accounting and disclosure decisions related to the restatement are complex and require substantial judgment based on interpretations of various accounting standards.

The Company’s management and Audit Committee have discussed the restatement issues with Johnson, Miller & Co., its independent registered public accounting firm.  After reviewing the restatement issues, the Company’s management and Audit Committee believe that, while the restatement is considered a significant deficiency in the Company’s disclosure controls and procedures, the primary circumstances that resulted in the restatement are unique to the complex accounting issues and interpretations made in connection with the Merger and occurred at a time when the Company had identified a significant deficiency in its disclosure controls and procedures.  Subsequent to that time, the Company has hired a Controller and a Chief Financial Officer, both of whom are Certified Public Accountants.  The Company believes that the corrective actions it has taken since the end of the period covered by this report, as described above, adequately address the significant deficiency associated with the restatement.  Accordingly, management of the Company does not plan to implement any further changes to its disclosure controls and procedures with respect to the restatement.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 11 of the Notes to Unaudited Consolidated Financial Statements included in Item I, which is incorporated herein by reference.

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

BPZ ENERGY, INC.

/s/ Manuel Pablo Zuniga-Pflucker
Manuel Pablo Zuniga-Pflucker
President and Chief Executive Officer

Date: January 17, 2006