Form 10QSB/A
period 2005-06-30
BPZ ENERGY INC
filed 2006-01-17
CIK 1023734

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

Yes ☐ No ☒

As of August 10, 2005, there were 37,723,218 shares of common stock outstanding.

Transitional Small Business Disclosure Format:  Yes ☐ No ☒

TABLE OF CONTENTS

BPZ Energy, Inc. is filing this amended Quarterly Report on Form 10-QSB/A for the quarterly period ended June 30, 2005 (the “Amended Quarterly Report”), to amend its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 (the “Original Quarterly Report”), which was filed with the Securities and Exchange Commission on August 15, 2005.

The Amended Quarterly Report amends the disclosure under the Part I, Item 1 “Financial Statements,” Part I, Item 2 “Management’s Discussion and Analysis and Plan of Operation” and Part I, Item 3 “Controls and Procedures.”  Except for these items, no other information in the Original Quarterly Report is amended hereby.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited as to June 30, 2005 and 2004)

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004

Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2005

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis and Plan of Operation

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Restated)	(Restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$358,370	$4,014,191
Restricted cash	—	100,000
Other	76,282	72,159
Total current assets	434,652	4,186,350

Property and equipment, net	25,432	5,505
Restricted cash	1,300,000	—
Investment in Ecuador property, net	2,038,980	969,240
Investment in Navidec Financial Services	1,076,896	1,130,511

Total assets	$4,875,960	$6,291,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$130,078	$311,613
Accrued liabilities	1,362,869	54,342
Note payable	30,979	208,986
Total current liabilities	1,523,926	574,941

Stockholders’ equity:
Common stock, no par value, 20,000,000 authorized	18,331,491	17,478,446
Additional paid in capital — warrants and stock options	2,243,892	2,341,795
Common stock and warrants held by affiliate	(2,492,629)	(2,854,181)
Stock subscription receivable	(230,825)	(230,825)
Deficit accumulated during the development stage	(14,499,895)	(11,018,570)

Total stockholders’ equity	3,352,034	5,716,665

Total liabilities and stockholders’ equity	$4,875,960	$6,291,606

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Cumulative Amounts from Inception to	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2005	2005	2004	2005	2004
		(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$—	$—	$—	$—	$—

Operating and administrative expenses:
General and administrative	4,010,419	924,197	237,993	1,884,986	436,188
Stock-based compensation	4,669,205	179,270	—	254,270	—
Geological, geophysical and engineering	790,156	291,126	81,235	429,191	81,473
Depreciation expense	2,452	1,645	—	2,295	—

Total operating expenses	9,472,232	1,396,238	319,228	2,570,742	517,661

Operating loss	(9,472,232)	(1,396,238)	(319,228)	(2,570,742)	(517,661)

Other income (expense):
Investment income from Ecuador property, net of amortization	310,290	74,635	—	162,429	—
Equity in loss of Navidec Financial Services	(2,934,997)	(671,688)	—	(970,894)	—
(Loss) gain on issuance of equity securities by Navidec Financial Services	(1,942,590)	224,884	—	(49,414)	—
Interest expense	(74,926)	(2,305)	(15,800)	(7,967)	(31,600)
Amortization of deferred financing costs	(418,349)	(28,955)	—	(57,910)	—
Miscellaneous income	32,909	4,695	359	13,173	359

Total other income (expense)	(5,027,663)	(398,734)	(15,441)	(910,583)	(31,241)

Loss before income taxes	(14,499,895)	(1,794,972)	(334,669)	(3,481,325)	(548,902)
Income taxes	—	—	—	—	—
Net loss	$(14,499,895)	$(1,794,972)	$(334,669)	$(3,481,325)	$(548,902)

Basic and diluted net loss per share		$(0.11)	$(0.08)	$(0.21)	$(0.13)

Weighted average common shares outstanding		16,530,708	4,103,454	16,417,713	4,103,454

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2005

(Unaudited)

(Restated)

						Deficit
				Common Stock		Accumulated
			Additional	and Warrants	Stock	During the
	Common Stock Issued		Paid-in	Held by	Subscription	Development
	Shares (a)	Amount	Capital	Affiliate	Receivable	Stage	Total

Balances at December 31, 2004 (audited)	16,581,385	$17,478,446	$2,341,795	$(2,854,181)	$(230,825)	$(11,018,570)	$5,716,665

Stock-based compensation	—	—	150,000	—	—	—	150,000
Exercise of stock options	381,389	853,045	(247,903)	—	—	—	605,142
Net change in common stock and warrants held by affiliate	—	—	—	361,552	—	—	361,552
Net loss for the period	—	—	—	—	—	(3,481,325)	(3,481,325)
Balances at June 30, 2005	16,962,774	$18,331,491	$2,243,892	$(2,492,629)	$(230,825)	$(14,499,895)	$3,352,034

(a)           As discussed in Note 9 to the Consolidated Financial Statements, such totals exclude 9,000,000 shares of common stock which were issuable pursuant to the terms of the Merger Agreement with Navidec, Inc., but which can not be issued until the shareholders have approved an increase in the number of authorized shares of the Company.

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Cumulative Amounts from Inception	Six Months Ended June 30,
	To June 30, 2005	2005	2004
		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(14,499,895)	$(3,481,325)	$(548,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,669,205	254,270	—
Depreciation expense	2,452	2,295	—
Amortization of investment in Ecuador property	85,520	42,760	—
Amortization of deferred financing fees	418,349	57,910	—
Equity in loss of Navidec Financial Services	2,934,997	970,894	—
Loss on issuance of equity securities by Navidec Financial Services	1,942,590	49,414	—
Net change in operating assets and liabilities:
Increase in other assets	(66,632)	(62,033)	(96,329)
Increase (decrease) in accounts payable	130,078	(181,535)	—
Increase in accrued liabilities	146,100	91,758	25,701
Net cash used in operating activities	(4,237,236)	(2,255,592)	(619,530)

Cash flows from investing activities:
Property and equipment additions	(27,884)	(22,222)	—
Restricted cash	(1,300,000)	(1,200,000)	—
Investment in Ecuador property	(1,440,000)	—	(1,070,000)
Net cash used in investing activities	(2,767,884)	(1,222,222)	(1,070,000)

Cash flows from financing activities:
Borrowings	2,130,000	—	1,889,174
Repayments of borrowings	(393,492)	(178,007)	(200,000)
Proceeds from sale of common stock, net	5,626,982	—	—
Net cash (used in) provided by financing activities	7,363,490	(178,007)	1,689,174

Net increase in cash and cash equivalents	358,370	(3,655,821)	(356)
Cash and cash equivalents at beginning of period	—	4,014,191	8,156
Cash and cash equivalents at end of period	$358,370	$358,370	$7,800

Supplemental cash flow information:
Cash paid for:
Interest	$74,135	$10,192	$—
Non-cash items:
Common stock to be issued for property interest	$1,112,500	$1,112,500	$—
Common stock issued in acquisition	5,713,565	—	—
Warrants and stock options assumed in acquisition	1,785,359	—	—
Common stock and warrants held by affiliate	2,492,629	(361,552)	—
Imputed financing costs	428,000	—	428,000
Proceeds received by NFS from exercise of stock options	948,188	605,142	—
Issuance of common stock for subscription receivable	230,825	—	—
Conversion of long-term debt to common stock	685,000	—	—
Conversion of notes payable to common stock	1,020,529	—	—

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

In June 2004, the Company acquired the capital stock of SMC Ecuador, Inc., a Delaware corporation (“SMC”), which owns a 10% non-operated working interest in an oil and gas producing property located in the southwest region of Ecuador (the “Santa Elena Property”). SMC has had its interest in the Santa Elena Property for the past eight years. The license agreement covering the property extends through May 2016.

The Company is in the development stage and to date its activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties. BPZ has not drilled any wells or recognized any revenues from operations and does not anticipate generating significant revenues from its properties prior to mid-2006.

New Accounting Pronouncements

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 19-1, “Accounting for Suspended Well Costs.”  This FSP provides guidance on the accounting for exploratory well costs to companies which use the successful efforts method of accounting.  The FSP states that exploratory well costs should continue to be capitalized if:  1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and 2) sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility.  If the exploratory well costs do not meet both to these criteria, these costs should be expensed, net of any salvage value.  Additional annual disclosures are required to provide information about management’s evaluation of capitalized exploratory well costs.  In addition, the FSP requires the annual disclosure of 1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, 2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and 3) an aging of exploratory well costs suspended for greater than one year with the number of wells it relates to.  Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation.  The guidance in the FSP is required to be applied to the first reporting period beginning after April 4, 2005 on a prospective basis to existing and newly capitalized exploratory well costs.  The guidance provided in FSP 19-1 may affect the treatment of costs capitalized in future operations, but it would not have had a material effect on amounts recorded in our consolidated statements of financial position, results of operations or cash flow for the periods presented.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”  A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company.  FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation can be reasonably estimated.  FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities.  FIN 47 is effective for fiscal years ending after December 15, 2005.  The Company does not believe that its financial position, results of operations or cash flows will be impacted FIN 47.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” an amendment to SAFS No. 123 which supersedes SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board No. 25 (“APB 25”).  SFAS No. 123(R) also requires a public entity to present its cash flows provided by tax benefits from stock options exercised in the Financing Activities section of the Statement of Cash Flows.  In April 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which provides guidance on SFAS No. 123 (R).  SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process.  Additionally, SAB 107 discusses additional disclosures to be made in registrants’ periodic reports.  Public companies will be required to implement SFAS 123(R) in the first fiscal year which begins after December 15, 2005.  As we intend to use stock-based compensation in the future as a component of employee compensation, and we have previously followed the intrinsic method, the implementation of this pronouncement may reduce our future earnings or increase our future losses.  The amount of such reductions may be significant, but cannot be estimated at this time.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.”  Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on fair value with exception for nonmonetary exchanges of similar productive assets.  SFAS 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005.  The financial position, results of operations or cash flows contained in this filing are unaffected by the implementation of this new standard.

In May 2004, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  This Statement replaces APB Opinion 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  The provisions of SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 2 — Restatement of Financial Statements

The previously issued consolidated financial statements of the Company as of June 30, 2005 and December 31, 2004 and for the periods ended June 30, 2005 and 2004 have been restated for the issues described below:

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

Intercompany Transactions with BPZ & Associates, Inc.

At December 31, 2003, the Company had a net receivable of $162,890 due from BPZ & Associates, Inc., which was the parent of the Company prior to the Merger.  Additionally, BPZ Energy, Inc. made additional cash payments to BPZ & Associates, Inc. totaling $789,501 prior to the Merger.  In connection with the Merger, the shares of BPZ-Texas which were held by BPZ & Associates, Inc. were distributed to the shareholders of BPZ & Associates, Inc. in a corporate reorganization.  Additionally, all intercompany advances receivable from BPZ & Associates, Inc. were forgiven.  The Company initially recorded the forgiveness of these intercompany advances as if they were a dividend payment from BPZ-Texas to BPZ & Associates, Inc.  However, BPZ-Texas did not have sufficient capital to declare a dividend of this amount.  Accordingly, the Company re-analyzed the nature of these expenditures and concluded that essentially all of these costs should be characterized as expenditures which were incurred for the benefit of BPZ-Texas.  Of such payments, $370,000 was determined to relate to the acquisition of SMC Ecuador, Inc., of which $167,500 was paid to third parties and $202,500 was for the benefit of BPZ & Associates, Inc.  The remaining balance of $582,391 was attributable to personnel and office expenses incurred by BPZ & Associates, Inc. on behalf of BPZ-Texas and has been recorded as part of the Company’s general and administrative expenses.  The amount of such additional general and administrative expenses attributable to the three-month and six-month periods ended June 30, 2004 was $198,850 and $294,600, respectively.  Additionally, the increase in basis in the Ecuador property resulted in additional amortization of $7,301 and $14,602 for the three-month and six-month periods ended June 30, 2005, respectively.

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

Amortization of Stock-based Compensation

In connection with the restatement, the Company realized that it had inadvertently failed to continue the amortization of the stock-based compensation attributable to the 500,000 stock options granted to the former CEO of Navidec.  These shares vest when the Company receives additional investment proceeds totaling $6 million, including proceeds from the exercise of outstanding warrants, provided such funding is received no later than September 10, 2006.  The additional amortization was $75,000 and $150,000 for the three-month and six-month periods ended June 30, 2005, respectively.

Effects of Restatement

The effects of the restatement on the balance sheets as of June 30, 2005 and 2004 are reflected below:

	Condensed Balance Sheet June 30, 2005
		Originally
	Restated	Reported	Difference
Assets
Total current assets	$434,652	$434,652	$—
Property and equipment	25,432	25,432	—
Restricted cash	1,300,000	1,300,000	—
Investment in Navidec Financial Services	1,076,896	—	1,076,896
Investment in Ecuador property, net	2,038,980	1,726,342	312,638
Total assets	$4,875,960	$3,486,426	$1,389,534

Liabilities And Stockholders’ Equity

Total current liabilities	$1,523,926	$1,523,926	$—
Stockholders’ equity:
Common stock	18,331,491	14,782,979	3,548,512
Additional paid-in capital	2,243,892	8,112,932	(5,869,040)
Common stock and warrants held by affiliate	(2,492,629)	—	(2,492,629)
Stock subscription receivable	(230,825)	(230,825)	—
Deficit accumulated during the development stage	(14,499,895)	(20,702,586)	6,202,691
Total stockholders’ equity	3,352,034	1,962,500	1,389,534
Total liabilities and stockholders’ equity	$4,875,960	$3,486,426	$1,389,534

The net effect of the above adjustments on the June 30, 2005 balance sheet was to increase total assets and stockholders’ equity by $1,389,534.  Of such amount, the effect of the decision to account for NFS as an acquisition under SFAS 141 resulted in an increase of $1,076,896 and the net effect of adjustments to the investment in Ecuador property totaled $312,638.  The accumulated deficit was reduced by $6,202,691 as a result of the reduction in accumulated losses through June 30, 2005.

	Balance Sheet June 30, 2004
		Originally
	Restated	Reported	Difference
Assets
Total current assets	$250,976	$250,976	$—
Investment in Ecuador property, net	642,000	642,000	—
Other non-current assets	648,223	485,333	162,890
Total assets	$1,541,199	$1,378,309	$162,890

Liabilities And Stockholders’ Equity

Total current liabilities	$1,471,950	$1,471,950	$—
Long-term debt	983,051	983,051	—
Stockholders’ equity	(913,802)	(1,076,692)	162,890
Total liabilities and stockholders’ equity	$1,541,199	$1,378,309	$162,890

The net effect of the above adjustments on the June 30, 2004 balance sheet was to increase total assets and stockholders’ equity by $162,890 as a result of the re-characterization of intercompany transactions with BPZ & Associates, Inc. as discussed above.  The Company had previously charged this amount to retained earnings as part of the reorganization of the entities.  There were no other changes to the June 30, 2004 balance sheet.

BPZ Energy, Inc. and Subsidiaries

Consolidated Statement of Operations

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
		Originally			Originally
	Restated	Reported	Difference	Restated	Reported	Difference

Revenue	$—	$—	$—	$—	$—	$—

Operating and administrative expenses:
General and administrative	924,197	924,197	—	1,884,986	1,884,986	—
Stock-based compensation	179,270	104,270	75,000	254,270	104,270	150,000
Geological, geophysical and engineering	291,126	291,126	—	429,191	429,191	—
Depreciation expense	1,645	1,645	—	2,295	2,295	—
Total operating expenses	1,396,238	1,321,238	75,000	2,570,742	2,420,742	150,000
Operating loss	(1,396,238)	(1,321,238)	(75,000)	(2,570,742)	(2,420,742)	(150,000)

Other income / (expense):
Investment income in Ecuador property	74,635	81,936	(7,301)	162,429	177,031	(14,602)
Equity in loss of Navidec Financial Services	(671,688)	—	(671,688)	(970,894)	—	(970,894)
(Loss) gain on issuance of equity securities by NFS	224,884	—	224,884	(49,414)	—	(49,414)
Interest expense	(2,305)	(2,305)	—	(7,967)	(7,967)	—
Amortization of deferred financing costs	(28,955)	(28,955)	—	(57,910)	(57,910)	—
Miscellaneous income	4,695	4,695	—	13,173	13,173	—
Total other income	(398,734)	55,371	(454,105)	(910,583)	124,327	(1,034,910)
Loss before income taxes	(1,794,972)	(1,265,867)	(529,105)	(3,481,325)	(2,296,415)	(1,184,910)
Income taxes	—	—	—	—	—	—
Net loss	$(1,794,972)	$(1,265,867)	$(529,105)	$(3,481,325)	$(2,296,415)	$(1,184,910)

Basic and diluted net loss per share	$(0.11)	$(0.07)	$(0.04)	$(0.21)	$(0.14)	$(0.07)

Weighted average common shares outstanding	16,530,708	16,927,800	(397,092)	16,417,713	16,909,418	(491,705)

The differences between the restated and originally reported statement of operations amounts relate to the accounting for the results of NFS under the equity method.  The Company’s continuing nominal ownership of NFS pending consummation of the spin-off caused the Company to record its proportionate share of NFS’s losses, totaling $671,688 and $970,894 for the three-month and six-month periods ended June 30, 2005, respectively.  Likewise, equity issuances by NFS at prices below the Company’s basis per share caused additional charges to earnings totaling $49,414 during the same period.  Both of these amounts were non-cash charges to the Company.  Other income from the gain on equity issuances by NFS of $224,884 for the three months ended June 30, 2005 resulted from the reversal of previously recognized losses.

The differences to stock-based compensation and investment income from the Ecuador property are discussed above.

The differences to weighted average common shares outstanding result primarily from the treatment of common stock and warrants held by NFS as treasury securities for accounting purposes.

BPZ Energy, Inc. and Subsidiaries

Condensed Statement of Operations Information

	Three Months ended June 30, 2004			Six months ended June 30, 2004
		Originally			Originally
	Restated	Reported	Difference	Restated	Reported	Difference
General and administrative expenses	$237,993	$39,143	$198,850	$436,188	$141,588	$294,600

Net loss	$(334,669)	$(135,819)	$(198,850)	$(548,902)	$(254,302)	$(294,600)

Basic and diluted net loss per share	$(0.08)	$(0.03)	$(0.05)	$(0.13)	$(0.06)	$(0.07)

Weighted average common shares outstanding	4,103,454	4,103,454	—	4,103,454	4,103,454	—

The difference of $198,950 and $294,600 for the three-month and six-month periods ended June 30, 2004, respectively, results from additional general and administrative expenses associated with the re-characterization of intercompany transactions with BPZ & Associates, Inc.

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

As consideration for the Merger, BPZ-Texas issued 3,198,368 shares of its common stock in a one-for-one exchange for all of the outstanding common shares of Navidec.  In addition, BPZ-Texas assumed options to purchase 1,332,076 shares of Navidec common stock, which had previously been issued to employees, directors and consultants of Navidec and were outstanding on the date of the Merger.  Under the terms of the Merger Agreement, the proceeds received from the exercise of these stock options are payable to NFS.  BPZ-Texas also assumed outstanding warrants to purchase 1,129,000 shares of Navidec common stock.  In addition, BPZ-Texas granted to NFS fully vested warrants to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share and issued 662,149 new shares of common stock to NFS.  See Note 9 to the Consolidated Financial Statements for details about the stock options and warrants assumed or granted in connection with the Merger.

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

The following unaudited information presents the pro forma effects of the Merger as if it had occurred on January 1, 2004:

Pro Forma Effects of the Merger

Six Months Ended
June 30, 2004
Revenues	$—
Net loss	$(911,000)
Basic and diluted net loss per share	$(0.08)
Weighted average common shares outstanding	12,104,198

NFS Spin-off

The Merger Agreement also required the transfer of all of the pre-merger business assets and liabilities of Navidec to its wholly owned subsidiary, NFS, and the spin-off of NFS to the shareholders of record of Navidec as of September 9, 2004, the date prior to the Merger.  Upon consummation of the Merger, BPZ became contractually and irrevocably bound to the spin-off of NFS to such pre-Merger shareholders.  All legal requirements for the spin-off of NFS have been completed except for registration of the spin-off with the Securities and Exchange Commission and the final distribution of NFS common shares to the pre-merger shareholders of Navidec.  Pending such final distribution of NFS common shares, the Company remains the nominal owner of those shares, which are being held for the benefit of the spin-off shareholders.  The Company accounts for its nominal investment in NFS under the equity method, as discussed in Note 4 to the Consolidated Financial Statements.  The Company is continuing to assist the management of NFS, as requested, in its efforts to consummate the spin-off of NFS, but has no control over the registration process of NFS and cannot predict when the management of NFS will be able to complete the final distribution of NFS common shares.

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

NFS was formed in December 2002 and is organized into three divisions: business development, mortgage services and technology.  The business development division focuses on identifying development stage companies and assisting in their growth by providing capital, consulting, personnel and other services, both internally and through the use of subcontractors.  The mortgage division provides loan origination and refinancing services in the residential and commercial mortgage market, primarily in the Phoenix, Arizona area.  Prior to April 2005, the technology division was inactive.  In April 2005, NFS acquired Aegis Business Group, Inc. (“Aegis”), a technology company which develops and markets security solutions related to identity and computer access management.

As of the date of the Merger, NFS had 5,177,548 common shares outstanding, which shares are held by the Company for the benefit of the spin-off shareholders.  On September 21, 2004, the Board of Directors of NFS awarded 1,200,000 fully vested NFS common shares and options to purchase 1,200,000 NFS common shares at a cost of $0.05 per share to the management of NFS.  This transaction resulted in the nominal ownership of BPZ being reduced from 100% to 81.2% (68.3% on a fully diluted basis) at December 31, 2004.  During the six months ended June 30, 2005, NFS issued 370,000 additional stock options to directors, employees and consultants, of which 250,000 options were exercised, resulting in the issuance of 250,000 NFS common shares.  NFS also received $675,000 from the sale of 675,000 shares of common stock and 1,350,000 warrants.  Additionally, in connection with the acquisition of Aegis, NFS became obligated to issue up to 375,000 shares.  These transactions have resulted in the nominal ownership of BPZ being further reduced to 70.9% (50.0% on a fully diluted basis) as of June 30, 2005.  To the extent that NFS conveys its shares or stock options to third parties for a per-share value less than the Company’s nominal basis in its investment in NFS, the issuance of these shares or stock options by NFS will result in a loss to the Company.  To the extent that NFS sells equity securities to third parties for a per share value greater than the Company’s nominal basis in its investment in NFS, the Company will record a gain only to the extent of previously recognized losses during the fiscal year.  As a result of such issuances, the Company recorded a net gain of $224,884 during the three months ended June 30, 2005.

Additionally, pursuant to the Merger Agreement, NFS is entitled to the proceeds received from the exercise of pre-merger stock options which were assumed by the Company in the Merger.  During the six months ended June 30, 2005, NFS received stock option proceeds of $605,142.  This amount is treated for accounting purposes as an additional investment in NFS by the Company.  To the extent that the Company has less than 100% nominal ownership of NFS, the receipt of stock option proceeds by NFS results in a loss to the Company based on the minority interest in NFS.  The Company recorded a loss of $212,239 for the six months ended June 30, 2005 attributable to these stock option exercises.  The loss for the six months ended June 30, 2005 was offset by $162,825 in gains on other equity issuances by NFS as described above, resulting in a net loss of $49,414 for the period.

NFS recognized a net loss of $1,330,000 during the six months ended June 30, 2005.  This loss included $481,000 operating losses from Aegis and $87,000 in non-cash charges related to stock-based compensation.  Based on its nominal ownership of NFS, the Company recognized a non-cash equity loss of $970,894 for the six months ended June 30, 2005 from its investment in NFS.

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

NFS will continue to be reflected as an equity investment in the financial statements of the Company until such time as the final distribution of NFS shares in the spin-off is consummated.  This is expected to require an effective registration statement with the SEC.  The Company is continuing to assist the management of NFS, as requested, in its efforts to consummate the spin-off of NFS, but has no control over the registration process of NFS and cannot predict when the management of NFS will be able to complete the final distribution of NFS common shares.  The Company’s stockholders’ equity will be reduced by the recorded amount of the investment in NFS at such time as the spin-off is consummated.  As of June 30, 2005, stockholders’ equity and the investment in NFS would have been reduced by $1,076,896 if the spin-off had been consummated on that date.

The following table presents the condensed statement of operations information for NFS for the six months ended June 30, 2005 and the condensed balance sheet information for NFS as of June 30, 2005 and December 31, 2004:

Navidec Financial Services, Inc. (NFS)

	Six Months Ended
Condensed income statement information:	June 30, 2005

Net sales	$1,074,000

Gross margin	$890,000

Net loss	$(1,330,000)

Company’s equity in net loss of NFS	$(970,894)

	As of	As of
Condensed balance sheet information:	June 30, 2005	December 31, 2004

Current assets	$626,000	$550,000
Investment in BPZ securities	6,716,000	4,276,000
Goodwill	2,151,000	2,139,000
Other noncurrent assets	119,000	34,000
Total assets	$9,612,000	$6,999,000

Current liabilities	$850,000	$483,000
Minority interest	441,000	64,000
Stockholders’ equity	8,321,000	6,452,000
Total liabilities and stockholders’ equity	$9,612,000	$6,999,000

As of June 30, 2005, the carrying amount of the Company’s investment in NFS, including the adjustment for BPZ common stock and warrants held by NFS, was less than its proportionate fully diluted share of the stockholders’ equity of NFS by approximately $1.4 million.  The majority of this difference is attributable to unrealized gains on BPZ securities which were recorded by NFS, but eliminated from the consolidated financial statements of the Company and differences in the accounting for stock option proceeds received by NFS.

Note 5 — Other Current Assets

Other current assets consists of deposits, prepaid rent, deferred financing costs and also includes $29,004 of value added tax paid in Peru.  As of December 31, 2004 the balance consisted primarily of deferred financing costs related to the acquisition of SMC Ecuador, Inc.

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

Note 7 — Investment in Ecuador Property and Note Payable

The Company has an investment in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $2,038,980 as of June 30, 2005.  The Company has made an election to account for this investment under the cost method and records its share of cash received or paid as other income or expense.  Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, it is amortizing this investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  Accordingly, the Company recorded amortization expense of $42,760 for the six months ended June 30, 2005.

In connection with the acquisition of SMC, the Company had a note payable balance of $208,986 as of December 31, 2004.  The note agreement requires monthly installment payments of $31,366, including imputed interest at 15%, through July 1, 2005.  The remaining note payable principal balance as of June 30, 2005 was $30,979.

As part of the note agreement, the holder of the note payable held a first lien on the common stock of SMC as collateral.  The holder also received beneficial ownership of a 4% net working interest in the Santa Elena Property.  In June 2005, the Company entered into an agreement to acquire the holder’s 4% net working interest with the issuance of 250,000 shares of BPZ common stock.  Such shares can not be issued until the shareholders have approved an increase in the number of authorized shares.  Accordingly, the value of such shares, $1,112,500, has been reflected as an accrued liability in the accompanying financial statements as of June 30, 2005.  As of June 30, 2005, the Company owned the full 10% working interest in the Santa Elena Property.

Note 8 — Accrued Liabilities

Below is a summary of the balances in accrued liabilities as of June 30, 2005 and December 31, 2004.  Further detail about the shares issuable for consulting services and for the acquisition of property interest can be found below in Note 9.

	June 30, 2005	December 31, 2004

Operating and administrative accruals	$146,099	$54,342
Liabilities expected to be settled in common stock:
Consulting services	104,270	—
Acquisition of property interest	1,112,500	—
Total accrued liabilities	$1,362,869	$54,342

Note 9 — Stockholders’ Equity

As of June 30, 2005, the Company had 20,000,000 shares of common stock, no par value, authorized by its Amended and Restated Certificate of Incorporation.  For accounting purposes, the Company’s common shares held by NFS attributable to the Company’s equity interest in NFS are reflected as treasury shares.  The common shares issued and outstanding at each period are as follows:

	June 30, 2005	December 31, 2004
Common shares issued	16,962,774	16,581,385

Common shares owned by NFS	557,903	557,903
Company’s equity interest in NFS	70.9%	81.2%
Net common shares held by affiliate (treasury shares)	395,556	452,931

Common shares outstanding	16,567,218	16,128,454

Common Stock and Warrants Held by Affiliate

As discussed in Note 3 to the Consolidated Financial Statements, NFS holds common stock and warrants in the Company.  For accounting purposes, these common shares and warrants are reflected as treasury securities and are recorded as a reduction of stockholders’ equity.  As of June 30, 2005, NFS held 557,903 shares of the BPZ common stock valued on the date of the Merger at $3.21 per share, or $1,790,869 in the aggregate, and warrants to purchase 980,000 shares of BPZ common stock at an exercise price of $2.00 per share.  The warrants were valued on the date of the Merger at $1.76 per share using the Black-Scholes model, or $1,724,800 in the aggregate.  The BPZ common stock and warrants held by NFS attributable to the Company’s 70.9% interest in NFS have an aggregate value of $2,492,629, excluding unrealized appreciation since the date of the Merger.

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

	June 30, 2005	December 31, 2004
Stock options outstanding	1,673,652	2,055,041
Warrants outstanding	2,629,000	2,629,000
Shares issuable to consultant for services	25,000	—
Shares issuable to acquire property interest	250,000	—
Earn-out shares issuable	9,000,000	9,000,000
Contingent earn-out shares	9,000,000	9,000,000
Total potentially dilutive securities	22,577,652	22,684,041

Stock Options Outstanding

In connection with the Merger, BPZ, as the accounting acquirer, assumed all Navidec stock options outstanding, which were fully vested on the date of the Merger and expire on September 10, 2007.  Under the terms of the Merger agreement, NFS is entitled to receive the proceeds from the exercise of these options.  As of December 31, 2004, there were 1,055,041 Navidec stock options outstanding, with exercise prices ranging from $1.30 to $1.93 per share.  During the six months ended June 30, 2005, 381,389 Navidec stock options were exercised and 673,652 were outstanding as of the end of the period.

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

Shares Issuable to Consultants for Services

As of June 30, 2005, the Company had an obligation to issue 25,000 shares to two consultants for services performed.  Such shares can not be issued until the shareholders have approved an increase in the number of authorized shares.  Accordingly, the value of such shares, $104,270, has been reflected as stock-based compensation and an accrued liability in the accompanying financial statements as of June 30, 2005.

Shares Issuable to Acquire Property Interest

In June 2005, the Company entered into an agreement to exchange 250,000 shares of common stock for a 4% net working interest in the Santa Elena Property, the details of which are fully discussed in Note 7 to the Consolidated Financial Statements.  Such shares can not be issued until the shareholders have approved an increase in the number of authorized shares.  Accordingly, the value of such shares, $1,112,500, has been reflected as an accrued liability in the accompanying financial statements as of June 30, 2005.

Merger Earn-Out Shares

Under the terms of the Merger agreement, the Company is committed to issue an additional 18,000,000 shares to the former shareholders of BPZ-Texas on a contingent earn-out basis if BPZ is able to achieve certain reserve and production goals.  The first earn-out target relating to reserves was achieved in December 2004 and 9,000,000 of the earn-out shares are issuable at this time.  However, the earn-out shares can only be issued after the shareholders have approved an increase in the number of authorized shares of the Company.  Accordingly, the 9,000,000 shares which have been earned are not recorded as outstanding on June 30, 2005.  The remaining 9,000,000 earn-out shares are contingent on the Company achieving production of 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007.

For accounting purposes, the earn-out arrangement is treated as a stock dividend because the earn-out is payable to the shareholders of the accounting acquirer, BPZ-Texas.  Accordingly, except for an increase in the number of common shares outstanding, no accounting entry will be required upon the issuance of the earn-out shares.

Note 10 — Affiliate and Related Party Transactions

As of June 30, 2005 and December 31, 2004, there were no affiliate and related party balances.  However, during the first half of 2004, BPZ-Texas made cash payments to its then parent, BPZ & Associates, Inc. totaling $294,600.  These payments were attributable to personnel and office expenses incurred by BPZ & Associates, Inc. on behalf of BPZ-Texas and were recorded as part of the Company’s general administrative expenses for the six months ended June 30, 2004.

Note 11 — Commitments and Contingencies

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

On May 27, 2005, the Company signed a Mandate Letter with the International Finance Corporation (“IFC”), a member of the World Bank Group based in Washington, D.C., to facilitate the financing of the Company’s initial capital expenditure program in Block Z-1 in northwest Peru.  The Mandate Letter specifies that IFC will appraise BPZ Energy’s project in Peru to determine the feasibility and structure of a potential financing of up to $70 million.  Any IFC investment will depend on the project and the Company meeting IFC’s financing criteria, the overall financing plan being acceptable to IFC, approval of the investment by management and the Board of IFC, and the execution of all appropriate documentation, in form and substance satisfactory to IFC.  As part of the Mandate, BPZ has agreed to pay total fees of $285,000 during the appraisal period and customary expenses.  As of June 30, 2005, $85,000 of fees and approximately $8,200 of reimbursable out-of-pocket expenses had been incurred.

The Company will continue to make commitments in the ordinary course of business as it pursues its development plans for the properties.

Note 12 — Legal Proceedings

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

Note 13 — Subsequent Events

On July 1, 2005, at the Company’s Annual Meeting, the shareholders approved the Third Amended and Restated Certificate of Incorporation, which authorized 25,000,000 shares of preferred stock and increased the authorized shares of the Company’s common stock, no par value, from 20,000,000 to 250,000,000 shares.

On July 1, 2005, the Company appointed three new independent members to its Board of Directors, expanding the Board to seven members in accordance with its bylaws.  Each of the new directors received a grant of 50,000 shares of restricted common stock, which vest on July 1, 2007.

Subsequent to approval of the increase in the number of authorized common shares of the Company and approval of the 2005 Long-Term Incentive Compensation Plan at the Annual Meeting on July 1, 2005, the Company awarded a total of 970,000 shares of restricted common stock and 485,000 incentive stock awards to three of the Company’s officers.  The majority of the restricted stock awards will vest in three equal annual installments beginning on the first anniversary of the date of grant.

Vesting of the incentive stock awards is contingent on the Company achieving net production of 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007, a target which coincides with the second earn-out target under the Merger agreement.

On July 19, 2005, the Company completed a private placement of 11,466,000 shares of common stock, no par value, pursuant to a Stock Purchase Agreement dated as of July 19, 2005.  The common stock was priced at $3.00 per share resulting in gross proceeds to the Company of approximately $34.4 million.  Net cash proceeds from the private placement are estimated to be $31.8 million.

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

The Merger Agreement required the transfer of all of the pre-merger business assets and liabilities of Navidec to its wholly owned subsidiary, Navidec Financial Services, Inc. (“NFS”), and the spin-off of NFS to the shareholders of record of Navidec as of September 9, 2004, the date prior to the Merger.  Upon consummation of the Merger, we became contractually and irrevocably bound to the spin-off of NFS to such pre-Merger shareholders.  All legal requirements for the spin-off of NFS have been completed except for registration of the spin-off with the Securities and Exchange Commission and the final distribution of NFS common shares to the pre-merger shareholders of the Company.  Pending such final distribution of NFS common shares, we remain the nominal owner of those shares, which are being held for the benefit of the spin-off shareholders.  We account for our nominal investment in NFS under the equity method, as discussed in Note 4 to the Consolidated Financial Statements.  The Company is continuing to assist the management of NFS, as requested, in its efforts to consummate the spin-off of NFS, but has no control over the registration process of NFS and cannot predict when the management of NFS will be able to complete the final distribution of NFS common shares.

In June 2004, we acquired the capital stock of SMC Ecuador, Inc., a Delaware corporation (“SMC”), which owns a 10% non-operated working interest in an oil and gas producing property located in the southwest region of Ecuador (the “Santa Elena Property”).  SMC has had its interest in the Santa Elena Property for the past eight years. The license agreement covering the property extends through May 2016.

We are in the development stage and to date our activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties. We have not drilled any wells or recognized any revenues from operations and we do not anticipate generating significant revenues from our properties prior to mid-2006.

Results of Operations

Our operating and administrative expenses to date have consisted principally of general and administrative costs and geological, geophysical and engineering costs.  General and administrative costs have increased significantly from $237,993 during the second quarter of 2004 and $436,188 during the six months ended June 30, 2004 to $924,197 during the second quarter of 2005 and $1,884,986 during the six months ended June 30, 2005 as a result of our increased activity levels, additional personnel and costs associated with being a public company.  We incurred $291,126 of geological, geophysical and engineering costs in the second quarter of 2005 and $429,191 during the six months ended June 30, 2005 primarily related to our Block Z-1 project, compared to $81,235 and $81,473 in the same periods of 2004. Also, we incurred $179,270 of stock-based compensation during the second quarter of 2005 and $254,270 during the six months ended June 30, 2005 in connection with the amortization of deferred compensation expense related to 500,000 share options issued to the former CEO of Navidec and commitments to issue stock-based compensation to consultants for services performed.

During the second quarter of 2005 and the six months ended June 30, 2005, we recorded a loss in equity of NFS in the amounts of $671,688 and $970,894 respectively.  In addition, the issuance of equity securities by NFS at a price above or below the Company’s book value, resulted in a gain to the Company of  $224,884 during the second quarter of 2005 (to offset previously recorded losses) and a net loss of $49,414 for the six months ended June 30, 2005.

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

Since our Ecuador property consists of an investment in a producing oil and gas property, we are amortizing this investment on a straight-line basis over the remaining term of the license agreement covering the property.  Accordingly, we recorded $21,380 and $42,760 of amortization expense in the second quarter and six months ended June 30, 2005, respectively.  This property generated cash distributions of $96,015 and $205,189 in the second quarter and six months ended June 30, 2005, respectively, which were partially offset by non-cash amortization expense.

The Company realized a net loss of $1,794,972, or $0.11 per share, for the quarter ended June 30, 2005, as compared to a net loss of $334,669, or $0.08 per share for the same period in 2004.  For the six months ended June 30, 2005, the Company realized a net loss of $3,481,325 or $0.21 per share, as compared to a net loss of $548,902, or $0.13 per share, for the same period in 2004.

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

Our plan of operation envisions the installation of a company-owned 140 megawatt (‘‘MW’’) gas-fired electric generation plant near the town of Caleta Cruz, in northwest Peru.  This power plant will initially use gas from the Corvina Field in Block Z-1, which is located approximately 10 miles offshore from the power plant site.  On August 3, 2005 the Company announced that it had awarded the turnkey contract for the engineering, procurement and construction (EPC) of its power plant project to BTEC Turbines LP of Houston.  The contract was awarded following a comprehensive six-month bidding process that included field visits by all of the bidders.  Under the EPC contract, the final terms of which are being negotiated, BTEC is expected to supply two General Electric Frame 7 simple-cycle gas-fired turbines.  BTEC will also act as the main contractor for the transportation of all equipment, construction, startup and commissioning of the power plant.

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

We believe there may be an opportunity in the future to generate and profitably sell significantly greater volumes of power into the Peruvian and Ecuadorian power markets.  Our goal is to commence initial sales of electricity by July 2006.  However, this timeline is subject to many factors outside our control, which include securing binding financing commitments.

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

($ millions)
Power plant and related equipment	45.1
Pipelines and processing facilities	28.5
Platform and wells	16.4
Contingencies	10.0
Total estimated capital budget	100.0

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

In addition to the IFC potential financing, our project development plans require the Company to provide approximately $30 million of equity or other capital to complete our initial expenditures program.  On July 19, 2005 the Company completed a private placement of 11,466,000 shares of common stock to accredited investors at a price of $3.00 per share for gross proceeds of $34.4 million.  Morgan Keegan & Company, Inc. served as placement agent for the offering.  Net proceeds after placement fees and other expenses are estimated to be $31.8 million.  There were no warrants or other dilutive securities issued to investors in connection with the offering.

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

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2004 and continuing through the quarterly period ended March 31, 2005, the Company had concluded that its disclosure controls and procedures were not effective, as a result of a significant deficiency relating to the lack of qualified accounting and financial management personnel.  Based primarily on the conclusion that the Company’s disclosure controls and procedures were not effective, the Company engaged various accounting and financial consultants to assist it in taking the necessary corrective actions to improve the Company’s disclosure controls and procedures and to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Further, in January 2005 the Company hired a Controller and in May 2005 hired a Chief Financial Officer, both of whom have experience in accounting and financial reporting for public companies and are Certified Public Accountants.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation and in light of the corrective actions described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, with the exception of the restatement issue discussed below.

On November 17, 2005, subsequent to the original filing of this report, the Company concluded that it needed to restate its previously issued Consolidated Financial Statements as of and for the year ended December 31, 2004 and for the three months and six months ended June 30, 2005 and 2004, as described in Note 2 to the Consolidated Financial Statements.  The primary purpose of the restatement was to reflect the previously unrecorded nominal ownership interest in Navidec Financial Services, Inc. (“NFS”) using the equity method of accounting and its effects on the accounting treatment of the Merger with Navidec, Inc.  Management of the Company had previously concluded that the spin-off of NFS had been legally consummated as of the Merger date on September 10, 2004.  The Company also restated certain reorganization and merger costs associated with the Merger and presented the Company as a development stage company.  Management of the Company believes that the accounting and disclosure decisions related to the restatement are complex and require substantial judgment based on interpretations of various accounting standards.

The Company’s management and Audit Committee have discussed the restatement issues with Johnson, Miller & Co., its independent registered public accounting firm.  After reviewing the restatement issues, the Company’s management and Audit Committee believe that, while the restatement is considered a significant deficiency in the Company’s disclosure controls and procedures, the primary circumstances that resulted in the restatement are unique to the complex accounting issues and interpretations made in connection with the Merger and occurred at a time when the Company had identified a significant deficiency in its disclosure controls and procedures relating to the lack of qualified accounting and financial management personnel.  Subsequent to that time, the Company has hired a Controller and a Chief Financial Officer, both of whom have experience in accounting and financial reporting for public companies and are Certified Public Accountants.  The Company believes that the corrective actions it has taken since the end of the period covered by this report, consisting of hiring qualified personnel, adequately address the significant deficiency associated with the restatement.  Accordingly, management of the Company does not plan to implement any further changes to its disclosure controls and procedures with respect to the restatement.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 12 of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item I, which is incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1  Third Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 8, 2005)

10.1  Stock Purchase Agreement dated as of July 19, 2005 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2005)

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