Form 10QSB
period 2005-09-30
BPZ ENERGY INC
filed 2006-01-17
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2005

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

Yes ☐ No ☒

As of December 31, 2005, there were 39,879,842 shares of common stock outstanding.

Transitional Small Business Disclosure Format:  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$30,705,912	$4,014,191
Restricted cash	—	100,000
Other	508,887	72,159
Total current assets	31,214,799	4,186,350

Property, equipment and construction in process, net	2,892,097	5,505
Restricted cash	1,455,953	—
Investment in Ecuador property, net	1,992,084	969,240
Investment in Navidec Financial Services	423,142	1,130,511

Total assets	$37,978,075	$6,291,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$246,020	$311,613
Accrued liabilities	136,299	54,342
Other liabilities	22,324	—
Note payable	—	208,986
Total current liabilities	404,643	574,941

Stockholders’ equity:
Preferred stock, 25,000,000 authorized, none issued	—	—
Common stock, no par value, 250,000,000 authorized	58,680,464	17,478,446
Additional paid in capital — warrants and stock options	2,415,663	2,341,795
Deferred stock-based compensation	(4,477,000)	—
Common stock and warrants held by affiliate	(2,458,975)	(2,854,181)
Stock subscription receivable	(230,825)	(230,825)
Deficit accumulated during the development stage	(16,355,895)	(11,018,570)

Total stockholders’ equity	37,573,432	5,716,665

Total liabilities and stockholders’ equity	$37,978,075	$6,291,606

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Cumulative Amounts from Inception to September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2005	2004	2005	2004
			(Restated)		(Restated)

Revenue	$—	$—	$—	$—	$—

Operating and administrative expenses:
General and administrative	4,910,555	900,136	495,125	2,785,122	931,313
Stock-based compensation	5,195,205	526,000	4,339,935	780,270	4,339,935
Geological, geophysical and engineering	889,010	98,854	122,653	528,045	204,126
Depreciation expense	5,450	2,998	—	5,293	—

Total operating expenses	11,000,220	1,527,988	4,957,713	4,098,730	5,475,374

Operating loss	(11,000,220)	(1,527,988)	(4,957,713)	(4,098,730)	(5,475,374)

Other income (expense):
Investment income from Ecuador property, net of amortization	451,918	141,628	141,373	304,057	141,373
Equity in loss of Navidec Financial Services	(3,697,820)	(762,823)	(1,890,240)	(1,733,717)	(1,890,240)
(Loss) gain on issuance of equity securities by Navidec Financial Services	(1,893,176)	49,414	(1,814,759)	—	(1,814,759)
Interest expense	(75,314)	(388)	(26,461)	(8,355)	(58,061)
Amortization of deferred financing costs	(428,000)	(9,652)	(331,484)	(67,562)	(331,484)
Interest income	212,073	212,073	—	212,073	—
Miscellaneous income	74,644	41,736	270	54,909	629

Total other income (expense)	(5,355,675)	(328,012)	(3,921,301)	(1,238,595)	(3,952,542)

Loss before income taxes	(16,355,895)	(1,856,000)	(8,879,014)	(5,337,325)	(9,427,916)
Income taxes	—	—	—	—	—
Net loss	$(16,355,895)	$(1,856,000)	$(8,879,014)	$(5,337,325)	$(9,427,916)

Basic and diluted net loss per share		$(0.05)	$(0.90)	$(0.23)	$(1.56)

Weighted average common shares outstanding		35,169,900	9,882,153	22,737,131	6,043,747

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2005

(Unaudited)

	Common Stock Issued		Additional Paid-in	Deferred Stock-based	Common Stock and Warrants Held by	Stock Subscription	Deficit Accumulated During the Development
	Shares	Amount	Capital	Compensation	Affiliate	Receivable	Stage	Total

Balances at December 31, 2004 (audited) (restated)	16,581,385	$17,478,446	$2,341,795	$—	$(2,854,181)	$(230,825)	$(11,018,570)	$5,716,665

Stock-based compensation	15,000	63,750	225,000	—	—	—	—	288,750
Exercise of stock options	401,389	892,045	(260,902)	—	—	—	—	631,143
Exercise of warrants	841,000	2,613,510	(215,230)	—	—	—	—	2,398,280
Restricted stock awards	1,120,000	4,928,000	—	(4,477,000)	—	—	—	451,000
Common stock issued to acquire property interest	250,000	1,112,500	—	—	—	—	—	1,112,500
Common stock sold for cash, net of offering costs	11,466,000	31,917,213	—	—	—	—	—	31,917,213
Warrants issued in connection with sale of common stock	—	(325,000)	325,000	—	—	—	—	—
Common stock issued pursuant to merger earn-out agreement	9,000,000	—	—	—	—	—	—	—
Net change in common stock and warrants held by affiliate	—	—	—	—	395,206	—	—	395,206
Net loss for the period	—	—	—	—	—	—	(5,337,325)	(5,337,325)

Balances at September 30, 2005	39,674,774	$58,680,464	$2,415,663	$(4,477,000)	$(2,458,975)	$(230,825)	$(16,355,895)	$37,573,432

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Cumulative Amounts
	from Inception to September 30,	Nine Months Ended September 30,
	2005	2005	2004
			(Restated)
Cash flows from operating activities:
Net loss	$(16,355,895)	$(5,337,325)	$(9,427,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,744,205	329,270	4,339,935
Depreciation expense	5,450	5,293	—
Amortization of investment in Ecuador property	132,416	89,656	21,380
Amortization of deferred financing fees	428,000	67,561	331,484
Amortization of deferred compensation	451,000	451,000	—
Equity in loss of Navidec Financial Services	3,697,820	1,733,717	1,800,240
Loss on issuance of equity securities by Navidec Financial Services	1,893,176	—	1,814,759
Changes in operating assets and liabilities:
Increase in other assets	(508,888)	(504,289)	7,873
Increase (decrease) in accounts payable	246,021	(65,592)	152,786
Increase in accrued liabilities	95,779	41,437	8,948
Increase in other liabilities	22,324	22,324	—
Net cash used in operating activities	(5,148,592)	(3,166,948)	(950,511)

Cash flows from investing activities:
Property and equipment additions	(2,897,547)	(2,891,885)	—
Restricted cash	(1,455,953)	(1,355,953)	(100,000)
Acquisition of Ecuador property	(1,440,000)	—	(1,440,000)
Net cash used in investing activities	(5,793,500)	(4,247,838)	(1,540,000)

Cash flows from financing activities:
Borrowings	2,130,000	—	1,895,000
Repayments of borrowings	(424,471)	(208,986)	(301,336)
Proceeds from exercise of warrants, net	2,398,280	2,398,280	—
Proceeds from sale of common stock, net	37,544,195	31,917,213	3,741,343
Advances to affiliates	—	—	162,890
Net cash provided by financing activities	41,648,004	34,106,507	5,497,897

Net increase in cash and cash equivalents	30,705,912	26,691,721	3,007,386
Cash and cash equivalents at beginning of period	—	4,014,191	8,156
Cash and cash equivalents at end of period	$30,705,912	$30,705,912	$3,015,542

Supplemental cash flow information:
Cash paid for:
Interest	$74,911	$10,968	$—
Non-cash items:
Common stock issued for property interest	$1,112,500	$1,112,500	$—
Warrants issued to private placement agent	325,000	325,000
Common stock issued in acquisition	5,713,565	—	5,713,565
Warrants and stock options assumed in acquisition	1,785,359	—	1,785,359
Common stock and warrants held by affiliate	2,458,975	(395,206)	2,854,181
Imputed financing costs	428,000	—	428,000
Proceeds received by NFS from exercise of stock options	974,188	631,143	95,450
Issuance of common stock for subscription receivable	230,825	—	230,825
Conversion of long-term debt to common stock	685,000	—	685,000
Conversion of notes payable to common stock	$1,020,529	$—	$1,020,529

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated Financial Statements

September 30, 2005

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

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

BPZ maintains an office and a registered branch in Peru.  Currently, it has exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.7 million acres in northwest Peru. BPZ has license contracts covering 100% ownership of both Block Z-1, which was signed in November 2001 and Block XIX, which was signed in December 2003. The Company’s license contracts provide for an initial exploration period of seven to ten years and require that the Company conduct specified activities on the properties during this period.  If exploration efforts are successful, the total contract term can extend up to 30 years for oil development and production and 40 years for gas development and production.  In December 2003, the Company entered into a Technical Evaluation Agreement for Area VI, which gives the Company the right to conduct technical evaluations of the area over a 24-month period and the exclusive right to enter into license contracts if the evaluations indicate the potential for successful operations.  The Company recently initiated negotiations to obtain a license contract for Area VI.

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

The Company is in the development stage and to date its activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties. BPZ has not drilled any wells or recognized any revenues from operations and does not anticipate generating significant revenues from its properties prior to late 2006 or early 2007.

New Accounting Pronouncements

The following are recent accounting pronouncements affecting the Company’s activities and operations:

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 19-1, “Accounting for Suspended Well Costs.”  FSP 19-1 provides guidance on the accounting for exploratory well costs to companies which use the successful efforts method of accounting.  The FSP states that exploratory well costs should continue to be capitalized if:  1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and 2) sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility.  If the exploratory well costs do not meet both to these criteria, these costs should be expensed, net of any salvage value.  Additional annual disclosures are required to provide information about management’s evaluation of capitalized exploratory well costs.  In addition, the FSP requires the annual disclosure of 1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, 2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and 3) an aging of exploratory well costs suspended for greater than one year with the number of wells it relates to.  Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation.  The guidance in FSP 19-1 is required to be applied to the first reporting period beginning after April 4, 2005 on a prospective basis to existing and newly capitalized exploratory well costs.  The guidance provided in FSP 19-1 may affect the treatment of costs capitalized in future operations, but it would not have had a material effect on amounts recorded in the consolidated financial position, results of operations or cash flow for the periods presented.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”  A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company.  FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable.  FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities.  FIN 47 is effective for fiscal years ending after December 15, 2005.  The Company does not believe that its financial position, results of operations or cash flows will be impacted by FIN 47.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” an amendment to SAFS No. 123 which supersedes SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”.  SFAS 123(R) also requires a public entity to present its cash flows provided by tax benefits from stock options exercised in the cash flows from financing activities section of the Statement of Cash Flows.  In April 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 which provides guidance on SFAS 123 (R).  SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process.  Additionally, SAB 107 discusses additional disclosures to be made in registrants’ periodic reports.  Public companies that file as small business issuers will be required to implement SFAS 123(R) in the first fiscal year which begins after December 15, 2005.  As the Company intends to use stock-based compensation as a component of employee compensation, and it has previously followed the intrinsic method, the implementation of this pronouncement may adversely affect its future earnings or losses.  The amount of such effects may be significant, but cannot be estimated as of September 30, 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.”  APB 29 is based on the principle that exchanges of nonmonetary assets should be measured based on fair value with exception for nonmonetary exchanges of similar productive assets.  SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  SFAS 153 is effective for exchanges of nonmonetary assets occurring after June 15, 2005.  The financial position, results of operations or cash flows contained in this filing are unaffected by implementation of this new standard.

In May 2004, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  This Statement replaces APB

Opinion 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  The provisions of this Statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 2 - Restatement of Financial Statements

The previously issued consolidated financial statements of the Company as of December 31, 2004 and for the three-month and nine-month periods ended September 30, 2004 have been restated for the issues described below:

Accounting for Merger and for Navidec Financial Services

On November 17, 2005, the Company concluded that it needed to amend and restate certain of its previously issued financial statements and other financial information to reflect its nominal ownership interest in Navidec Financial Services (“NFS”).

Upon consummation of the Merger, BPZ became contractually and irrevocably bound to spin-off NFS to the pre-merger shareholders of Navidec.  Subsequent to the Merger, the Company and NFS have operated their respective businesses autonomously and the Company does not control NFS.  The Company, in consultation with its independent accountants and legal counsel, had previously concluded that the spin-off of NFS had been consummated in substance from a legal perspective prior to the Merger, and that the financial statements of the Company should properly reflect the spin-off transaction as legally consummated on the date of the Merger.  Accordingly, the previous consolidated financial statements of the Company excluded its nominal ownership of NFS.  Based on the fact that NFS had not completed the final distribution of its shares to the pre-merger shareholders, the Company now concludes that its consolidated financial statements should be restated to reflect the inclusion of NFS

NFS will continue to be reflected in the financial statements of the Company until such time as the final distribution of NFS shares to the shareholders entitled to such spin-off shares has been completed in all respects.  Based on the fact that the Company does not control NFS, the Company is accounting for its nominal investment in NFS under the equity method until the spin-off is consummated.  Under the equity method, the Company records its proportionate share of NFS’ net income or losses.  Additionally, to the extent that NFS engages in independent equity transactions with third parties, the Company will record a loss to the extent that the consideration received by NFS from such transactions is less than the Company’s cost basis per share.

The Company has now restated its financial statements to account for the Merger with Navidec, Inc. under FASB 141.  The details of the accounting for this business combination are presented in Note 3 to the Consolidated Financial Statements.

Intercompany Transactions with BPZ & Associates, Inc.

At December 31, 2003, the Company had a net receivable of $162,890 due from BPZ & Associates, Inc., the parent of the Company prior to the Merger.  Additionally, BPZ Energy, Inc. made additional cash payments to BPZ & Associates, Inc. totaling $789,438 prior to the Merger.  In connection with the Merger, the shares of BPZ-Texas which were held by BPZ & Associates, Inc. were distributed to the shareholders BPZ & Associates, Inc. in a corporate reorganization.  Additionally, all intercompany advances receivable from BPZ & Associates, Inc. were forgiven.  The Company initially recorded the forgiveness of these intercompany advances as if they were a dividend payment from BPZ-Texas to BPZ & Associates.  However, BPZ-Texas did not have sufficient capital to declare a dividend of this amount.  Accordingly, the Company re-analyzed the nature of these expenditures and concluded that essentially all of these costs should be characterized as expenditures which were incurred for the benefit of BPZ-Texas.  Of such payments, $370,000 was determined to relate to the acquisition of SMC Ecuador, Inc., of which $167,500 was paid to third parties and $202,500 was for the benefit of BPZ & Associates, Inc.  The remaining balance of $582,328 was attributable to personnel and office expenses incurred by BPZ & Associates, Inc. for the benefit of BPZ-Texas and has been recorded as part of the Company’s general and administrative expenses, of which $287,728 relates to the three-month period ended September 30, 2004.

Development Stage Company

In connection with the accounting restatement, the Company also reviewed the current state of its operations to determine whether it should be classified as a “development stage company.”  With the June 2004 acquisition of SMC Ecuador, Inc., which owns a direct interest in the Santa Elena Property, the Company expected to record revenues from this property using the pro-rata method of consolidation as is customary in the oil and gas industry.  However, difficulties in getting accurate and timely information from the operator of the property have prevented the Company from using the pro-rata method of consolidation.  Accordingly, the Company accounts for this property under the cost method and no revenues are recorded.

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

Amortization of Investment in Ecuador Property

The Company established an accounting policy in the first quarter of 2005 to amortize the investment in its Ecuador property over the remaining term of the contract, since the investment consists primarily of an oil and gas property, which is a depleting asset.  This change was made prospectively at the time.  In connection with the restatement, the Company adjusted its results to commence this amortization on the date of the acquisition of the interest.  This additional amortization totaled $21,380 for the three-month and nine-month periods ended September 30, 2004.

Effects of Restatement

The effects of the restatement on the statement of operations for the nine months ended September 30, 2004 are reflected in the table below:

	Nine Months Ended September 30, 2004
		Originally
	Restated	Reported	Difference

Revenue	$—	$—	—
Operating and administrative expenses:
General and administrative	931,313	348,985	582,328
Stock-based compensation	4,339,935	—	4,339,935
Geological, geophysical and engineering	204,126	204,126	—
Depreciation expense	—	—	—
Total operating expenses	5,475,374	553,111	4,922,263
Operating loss	(5,475,374)	(553,111)	(4,922,263)

Other income (expense):
Investment income from Ecuador property, net	141,373	162,753	(21,380)
Equity in loss of Navidec Financial Services	(1,890,240)	—	(1,890,240)
Loss on issuance of equity securities by Navidec Financial Services	(1,814,759)	—	(1,814,759)
Interest expense	(58,061)	(58,061)	—
Amortization of deferred financing costs	(331,484)	(331,484)	—
Merger costs	—	(16,284,966)	16,284,966
Miscellaneous income	629	629	—
Total other income (expense)	(3,952,542)	(16,511,129)	12,558,587
Net loss	$(9,427,916)	$(17,064,240)	$7,636,324

Basic and diluted net loss per share	$(1.56)	$(2.82)	$1.26

Weighted average common shares outstanding	6,043,747	6,055,314	(11,567)

The effects of the restatement on the statement of operations for the three months ended September 30, 2004 are reflected in the table below:

	Three Months Ended September 30, 2004
		Originally
	Restated	Reported	Difference

Revenue	$—	$—	—
Operating and administrative expenses:
General and administrative	495,125	207,397	287,728
Stock-based compensation	4,339,935	—	4,339,935
Geological, geophysical and engineering	122,653	122,653	—
Depreciation expense	—	—	—
Total operating expenses	4,957,713	330,050	4,627,663
Operating loss	(4,957,713)	(330,050)	(4,627,663)

Other income (expense):
Investment income from Ecuador property, net	141,373	162,753	(21,380)
Equity in loss of Navidec Financial Services	(1,890,240)	—	(1,890,240)
Loss on issuance of equity securities by Navidec Financial Services	(1,814,759)	—	(1,814,759)
Interest expense	(26,461)	(26,461)	—
Amortization of deferred financing costs	(331,484)	(331,484)	—
Merger costs	—	(16,284,966)	16,284,966
Miscellaneous income	270	270	—
Total other income (expense)	(3,921,301)	(16,479,888)	12,558,587
Net loss	$(8,879,014)	$(16,809,938)	$7,930,924

Basic and diluted net loss per share	$(0.90)	$(1.69)	$0.79

Weighted average common shares outstanding	9,882,153	9,933,963	(51,810)

The primary differences between the restated and originally reported operating statement amounts relate to the treatment of the Navidec Merger transaction as an acquisition pursuant to SFAS 141, compared with the original treatment of the majority of these amounts expensed as Merger costs, with a total charge of $16,284,966. Of this amount, $11,945,031 was eliminated in the restatement and $4,339,935 was reclassified to stock-based compensation expense.  In connection with the re-characterization of these Merger costs to acquisition accounting under SFAS 141, the Company also concluded that it was most appropriate to value the equity instruments issued or assumed in the Merger as of the date the Merger was announced, July 8, 2004, in accordance with SFAS 141.  The original equity issuance was measured on the date of closing.

In addition to the above adjustments, the Company’s continuing nominal ownership of NFS pending consummation of the spin-off caused the Company to record its proportionate share of NFS losses, totaling $1,890,240.  Likewise, equity issuances by NFS at prices below the Company’s basis per share caused additional charges to earnings totaling $1,814,759.

In summary, the modification to treat the Company’s nominal ownership of NFS as an acquisition pursuant to SFAS 141 and the results from its continuing ownership resulted in an overall reduction to the previously reported net loss of $8,240,032 for each of the three-month and nine-month periods ended September 30, 2004.  This amount was offset by increased expenses of $287,728 and $582,328 for the three-month and nine-month periods ended September 30, 2004, respectively, related to the re-characterization of intercompany transactions with BPZ and Associates. and amortization of the investment in SMC Ecuador totaling $21,380 for each of the three-month and nine-month periods ended September 30, 2004.  The overall effect on the net loss was a reduction of $7,930,924 and $7,636,324, for the three-month and nine-month periods ended September 30, 2004, respectively.

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

The merger has been accounted for using the purchase method of accounting, in accordance with SFAS 141.  The acquisition was recorded on September 10, 2004, the date the Merger was consummated.  The results of operations of Navidec have been included in the Company’s results since September 1, 2004, for convenience purposes.

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

BPZ allocated the purchase price to assets acquired and liabilities assumed at estimated fair values at the acquisition date.  The excess of purchase price over the fair value of the net assets acquired as of the acquisition date has been reflected as goodwill in accordance with SFAS 141.  The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

The following unaudited information presents the pro forma effects of the Merger as if it had occurred on January 1, 2004:

Pro Forma Effects of the Merger

Nine Months Ended
September 30, 2004
Revenues	$—
Net loss	$(9,966,916)
Basic and diluted net loss per share	$(0.76)
Weighted average common shares outstanding	13,087,377

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

As of the date of the Merger, NFS had 5,177,548 common shares outstanding, which shares are held by the Company for the benefit of the spin-off shareholders.  On September 21, 2004, the Board of Directors of NFS awarded 1,200,000 fully vested NFS common shares and options to purchase an additional 1,200,000 NFS common shares at a cost of $0.05 per share to the management of NFS.  This transaction resulted in the nominal ownership of BPZ being reduced from 100% to 81.2% (68.3% on a fully diluted basis) at December 31, 2004. During the first nine months of 2005, NFS issued 1.1 million additional stock options to directors, employees, consultants and others for services provided, issued 250,000 common shares upon exercise of options and issued 1,332,500 common shares and warrants to purchase 2,665,000 common shares in connection with a private placement.  In total, 1,582,500 shares of common stock have been issued and 4,140,000 potentially dilutive securities (options, warrants and a contingent issuance in connection with an acquisition) have been issued by NFS during the nine months ended September 30, 2005.  These issuances have resulted in the nominal ownership of BPZ being further reduced to

65.1% (38.9% on a fully diluted basis) at September 30, 2005.  To the extent that NFS conveys its shares or stock options to third parties for a per-share value less than the Company’s nominal basis in its investment in NFS, the issuance of these shares or stock options by NFS will result in a loss to the Company.  The issuance of common shares and stock options by NFS resulted in a recorded loss to the Company of $1,814,800 during the three-month and nine-month periods ended September 30, 2004.  The issuances in 2005, in the aggregate, have been at an amount in excess of BPZ’s basis per share.  The Company’s policy is not to recognize a net gain on equity issuances by NFS for amounts in excess of BPZ’s basis per share.  However, such gains can be utilized to offset losses previously recorded in the current fiscal year.

Additionally, pursuant to the Merger Agreement, NFS is entitled to the proceeds received from the exercise of pre-merger stock options which were assumed by the Company in the Merger.  During the period from the effective date of the Merger through September 30, 2004 and for the nine months ended September 30, 2005, NFS received stock option proceeds of $95,500 and $631,100, respectively.  This amount is treated for accounting purposes as an additional investment in NFS by the Company.  To the extent that the Company has less than 100% nominal ownership of NFS, the receipt of stock option proceeds by NFS results in a loss to the Company based on the minority interest in NFS.  The Company recorded a loss of $30,200 for the nine months ended September 30, 2004 attributable to these stock option exercises. A loss of $223,900 for the nine months ended September 30, 2005 was offset by gains on other equity issuances by NFS as described above and was not recorded.

NFS recognized a net loss of $2,218,000 during the period from the date of the Merger through September 30, 2004.  The majority of this loss resulted from non-cash charges of $1,861,000 related to stock-based compensation and the conveyance of BPZ warrants held by NFS to third parties.  Additionally, there were cash bonuses of $250,000 paid to the management of NFS during the period.  Based on its 81.2% nominal ownership interest in NFS, the Company recorded an equity loss of $1,890,240 for the nine months ended September 30, 2004.

During the nine months ended September 30, 2005, NFS recognized a net loss of $2,503,000. In addition to recurring operating losses (an excess of general and administration and other operating expenses over revenues), NFS recorded non-cash expenses totaling $760,000 for stock options and warrants granted to officers, employees and consultants for services rendered and recognized operating losses totaling $564,000 from the operations of Aegis, a technology company acquired by NFS in April 2005.  Based on its nominal ownership interest in NFS (ranging from 78.1% to 65.1%), the Company recorded an equity loss of $1,733,716 for the nine months ended September 30, 2005.

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

NFS will continue to be reflected as an equity investment in the financial statements of the Company until such time as the final distribution of NFS shares in the spin-off is consummated.  This is expected to require an effective registration statement with the SEC.  The Company is continuing to assist the management of NFS, as requested, in its efforts to consummate the spin-off of NFS, but has no control over the registration process of NFS and cannot predict when the management of NFS will be able to complete the final distribution of NFS common shares.  The Company’s stockholders’ equity will be reduced by the recorded amount of the investment in NFS at such time as the spin-off is consummated.  As of September 30, 2005, stockholders’ equity and the investment in NFS would have been reduced by $423,142 if the spin-off had been consummated on that date.

The following table presents NFS’ condensed operating statement information for the nine months ended September 30, 2005 and for the period from the effective date of the Merger through September 30, 2004, and condensed balance sheet information as of September 30, 2005 and December 31, 2004:

Navidec Financial Services, Inc.:

	Nine Months Ended	For the Month Ended
	September 30, 2005	September 30, 2004
Condensed income statement information:

Net revenues	$1,972,000	$164,000

Gross margin	$1,692,000	$138,000

Net loss	$(2,503,000)	$(2,218,000)

Company’s equity in net loss of NFS	$(1,733,716)	$(1,890,240)

	September 30, 2005	December 31, 2004
Condensed balance sheet information:

Current assets	$935,000	$550,000
Investment in BPZ securities	6,920,000	4,276,000
Goodwill	2,125,000	2,139,000
Other noncurrent assets	191,000	34,000
Total assets	$10,171,000	$6,999,000

Current liabilities	$1,383,000	$483,000
Minority interest	441,000	64,000
Stockholders’ equity	8,347,000	6,452,000
Total liabilities and stockholders’ equity	$10,171,000	$6,999,000

As of September 30, 2005, the carrying amount of the Company’s investment in NFS, including the adjustment for BPZ common stock and warrants held by NFS, was less than its proportionate fully diluted share of stockholders’ equity of NFS by approximately $1.7 million.  The majority of this difference is attributable to (a) unrealized gains on BPZ securities which were recorded by NFS, but eliminated from the consolidated financial statements of the Company, (b) differences in the accounting for stock option proceeds received by NFS and (c) issuances of common shares of NFS for consideration in excess of the per-share value of the Company’s nominal investment in NFS, for which the Company has not recognized gains.

Note 5 — Other Current Assets

As of December 31, 2005, other current assets consisted of deposits, prepaid rent and $214,727 related to value-added tax paid in Peru.  As of December 31, 2004, other current assets consisted primarily of deferred financing costs related to the acquisition of SMC Ecuador, Inc.

Note 6 — Property, Equipment and Construction in Process

Below is a summary of property, equipment and construction in process as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

Construction in process – power plant engineering costs	$1,634,245	$—
Construction work in process – offshore platforms and facility engineering costs	1,075,942	—
Office equipment, leasehold improvements, and vehicles	187,360	5,662
Accumulated depreciation and amortization	(5,450)	(157)
Net property, equipment and construction in process	$2,892,097	$5,505

In the third quarter of 2005, the Company began to incur costs associated with development and production of natural gas reserves and the complementary development of gas-fired power generation for its own use in Peru.  The costs incurred primarily relate to initial design work for the power plant.  In addition, the Company began refurbishing one of its offshore platforms located in Block Z-1.  The costs incurred associated with the offshore platforms include engineering studies and initial advances to construction firms for material and labor.  Increases in other property and equipment in the third quarter relate to the acquisition of vehicles at the Company’s office in Peru and office equipment and leasehold improvements associated with the Company’s corporate office in Houston.

Note 7 — Restricted Cash and Performance Bonds

In connection with its properties in Peru, the Company has obtained various performance bonds to guarantee its obligations and commitments.  As of September 30, 2005 and December 31, 2004, BPZ had restricted cash deposits of $1,455,953 and $100,000, respectively, which collateralize performance bonds issued in those respective amounts.  BPZ also has additional performance bonds in the amount of $240,000 for which two individual shareholders of the Company provided guarantees or collateral to the financial institutions which issued such bonds to secure the Company’s performance.  All of the performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or technical evaluation agreement.

Note 8 — Investment in Ecuador Property and Note Payable

The Company has an investment in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1,992,084 as of September 30, 2005.  The Company has elected to account for this investment under the cost method and records its share of cash received or paid as other income or expense.  Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the cost of the investment is amortized on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  Accordingly, the Company recorded amortization expense of $89,656 for the nine months ended September 30, 2005.

In connection with the acquisition of the Santa Elena property, the Company had a note payable balance of $208,986 as of December 31, 2004.  The note agreement required monthly installment payments of $31,366, including imputed interest at 15%, through July 1, 2005 and was paid in full as of September 30, 2005.

As part of the note agreement, the holder of the note payable received beneficial ownership of a 4% net working interest in the Santa Elena Property.  In June 2005, the Company entered into an agreement to issue 250,000 shares of the Company’s common stock, valued at $1,112,500, to acquire the holder’s 4% net working interest in the property.  Accordingly, as of September 30, 2005, the Company owned the full 10% working interest in the Santa Elena Property.

Note 9 — Stockholders’ Equity

On July 1, 2005, the Company’s shareholders approved the Third Amended and Restated Certificate of Incorporation which increased the authorized number of shares of the Company’s common stock, no par value, from 20,000,000 to 250,000,000 shares and authorized 25,000,000 shares of preferred stock.  There are no preferred shares issued or outstanding as of September 30, 2005.  The common shares issued and outstanding at each period are set out below.  For accounting purposes, the common shares held by NFS attributable to the Company’s equity interest in NFS are reflected as treasury shares.

	September 30,	December 31,
	2005	2004
Common shares issued	39,674,774	16,581,385

Common shares owned by NFS	707,903	557,903
Company’s equity interest in NFS	65.0%	81.2%
Net common shares held by affiliate (treasury shares)	460,450	452,931

Common shares outstanding	39,214,324	16,128,454

Private Placement of Common Stock

On July 19, 2005, the Company completed a private placement of 11,466,000 shares of common stock, no par value, pursuant to a Stock Purchase Agreement.  The common stock was priced at $3.00 per share, resulting in gross proceeds to the Company of $34,398,000.  Morgan Keegan & Company, Inc. served as agent for the private placement.  Net cash proceeds from the private placement were $31,917,214 after deducting a 7% placement agent fee of $2,407,860 and other cash expenses of $72,926.  Morgan Keegan & Company, Inc. also received warrants in connection with the private placement, as discussed below.

Shares Issued for Additional Investment in Ecuador Property

In June 2005, the Company entered into an agreement to issue 250,000 shares of the Company’s common stock to acquire a 4% net working interest in the Santa Elena Property in Ecuador which had been conveyed to the lender in connection with the acquisition of the property.  The issuance of these shares was dependent upon shareholder approval of an increase in the number of authorized common shares, which was obtained on July 1, 2005.  Accordingly, the shares were issued during the three-month period ended September 30, 2005.

Restricted Stock Awards

On July 1, 2005, the Company’s Board of Directors awarded a total of 970,000 shares of restricted common stock to three of the Company’s officers.  Of such restricted stock awards, 335,000 shares will vest on May 16, 2006, 335,000 shares will vest on May 16, 2007 and the balance of 300,000 shares will vest on May 16, 2008.  The restricted stock awards were valued at $4,268,000 based upon the Company’s share price on the date of grant.  The Company will recognize stock-based compensation expense on a straight-line basis over the vesting period.  The amortization for the three-month period ended September 30, 2005 was $368,500.

On July 1, 2005, the Company appointed three new independent members to its Board of Directors, expanding the Board to seven members in accordance with its bylaws.  Each of the three new directors received a grant of 50,000 shares of restricted common stock, which vest on July 1, 2007.  The 150,000 shares of restricted stock were valued at $660,000 based upon the Company’s share price on the date of grant.  The Company will record stock-based compensation expense on a straight-line basis over the vesting period.  The amortization for the three-month period ended September 30, 2005 was $82,500.

Common Stock and Warrants Held by Affiliate

As discussed in Note 3 to the Consolidated Financial Statements, NFS holds common stock and warrants in the Company.  For accounting purposes, these common shares and warrants are treated as treasury securities and are recorded as a reduction of stockholders’ equity at the initial recorded value.  As of September 30, 2005, NFS held 707,903 shares of the BPZ common stock and unexercised warrants to purchase 810,000 shares of BPZ common stock at an exercise price of $2.00 per share.  The BPZ common stock and warrants held by NFS attributable to the Company’s 65.1% interest in NFS have an aggregate recorded value of $2,458,975, excluding unrealized appreciation since the date of the Merger.

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

	September 30,	December 31,
	2005	2004
Stock options outstanding	1,653,652	2,055,041
Warrants outstanding	1,888,000	2,629,000
Shares issuable to consultant for services	10,000	—
Contingent incentive earn-out shares	485,000	—
Earn-out shares issued	—	9,000,000
Contingent Merger earn-out shares	9,000,000	9,000,000
Total potentially dilutive securities	13,036,652	22,684,041

Stock Options Outstanding

In connection with the Merger, BPZ, as the accounting acquirer, assumed all Navidec stock options outstanding, which were fully vested on the date of the Merger and expire on September 10, 2007.  Exercise prices on these stock options range from $1.30 to $1.93 per share.  Under the terms of the Merger agreement, NFS is entitled to receive all proceeds from the exercise of these options.  As of December 31, 2004, there were 1,055,041 Navidec stock options outstanding.  During the nine-month period ended September 30, 2005, 401,389 Navidec stock options were exercised and 653,652 were outstanding as of the end of the period.

Additionally, the Company granted options to purchase 1,000,000 shares of common stock at an exercise price of $1.30 per share to the former CEO of Navidec in connection with his service as a director and financial consultant to the Company.  Of such stock options, 500,000 were fully vested on the date of the Merger.  The remaining 500,000 stock options will vest upon the receipt of additional investment proceeds totaling $6 million, including proceeds from the exercise of outstanding warrants, provided such funding is received no later than September 10, 2006.  These stock options, when vested, expire 10 years from the date of grant.  They were recorded at a fair value of $1.20 per share using the Black-Scholes model.  The unvested options will be amortized over the 24-month vesting period at the rate of $25,000 per month unless the Company concludes that such options are no longer probable of vesting.

All of the above stock options were recorded at fair market value on the date of the Merger.  Accordingly, no disclosure of pro forma results of operations under SFAS 123 is required.

Warrants Outstanding

In connection with the Merger, BPZ, as the accounting acquirer, assumed outstanding warrants to purchase 1,129,000 shares of the Company’s common stock.  Of this total, 564,500 Class A warrants have an exercise price of $2.00 per share and 564,500 Class B warrants have an exercise price of $4.00 per share.  All of such warrants were originally scheduled to expire on August 31, 2005.  However, delays in obtaining the effectiveness of a registration statement which includes the warrants extended the expiration date.  The warrants are callable if the stock trades at or above the exercise price for a period of 10 consecutive days and there is an effective registration statement which includes the warrants.  This registration statement was declared effective by the SEC.  On August 4, 2005, the Company called the Class B warrants with a final exercise date of October 14, 2005.  The Company later called the Class A warrants with a final exercise date of December 30, 2005.   As of September 30, 2005, 185,000 Class A warrants and 381,000 Class B warrants had been exercised, resulting in net proceeds to the Company of $1,848,280.  As of September 30, 2005, there were 379,500 Class A warrants and 183,500 Class B warrants outstanding.

In connection with the Merger, BPZ also issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share to NFS.  Such warrants expire on July 31, 2006.  Subsequent to the Merger, NFS conveyed 540,000 of such warrants to third parties.  During the three months ended September 30, 2005, 275,000 of these warrants were exercised.  As of September 30, 2005 there were 1,225,000 of such warrants outstanding, of which 810,000 were held by NFS.

In connection with the private placement of 11,466,000 shares of common stock, Morgan Keegan & Company, Inc. also received warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share.  Such warrants expire on July 19, 2010.  These warrants were valued at $325,000 using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs.

Shares Issued and Issuable for Services

During the third quarter of 2005, the Company issued 15,000 shares to a consultant for services performed.  These shares were valued at $63,750 based on the Company’s stock price on the date such shares were issuable.  The Company has an obligation to issue an additional 10,000 shares to a consultant for services performed, but such shares have not yet been issued.  Accordingly, the value of these shares, $40,520, has been reflected as a liability in the accompanying financial statements as of September 30, 2005.

Contingent Incentive Earn-Out Shares

The Company’s Board of Directors awarded a total of 485,000 shares of incentive stock awards to three of the Company’s officers.  Vesting of the incentive stock awards is contingent on the Company achieving net production of 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007, the same target as the Merger earn-out shares (see below).  The total stock-based compensation expense associated with these contingent incentive stock awards is $2,134,000.  As the Company has not yet obtained a firm financing commitment for its gas-to-power project, the Company does not consider the achievement of this target to be probable for accounting purposes and is not currently accruing the associated stock-based compensation expense.

Merger Earn-Out Shares

Under the terms of the Merger Agreement, the Company is committed to issue 18,000,000 shares to the former shareholders of BPZ-Texas on a contingent earn-out basis if the Company achieves certain reserve and production goals.  The first earn-out target relating to reserves was achieved in December 2004 and 9,000,000 of the earn-out shares were issuable at that time.  However, the contingent earn-out shares could only be issued after the shareholders approved an increase in the number of authorized common shares of the Company.  The shareholders approved an increase in the number of authorized shares from 20,000,000 to 250,000,000 at its 2005 Annual Meeting held on July 1, 2005 and the 9,000,000 shares were issued at that time.  The remaining 9,000,000 earn-out shares are contingent on the Company achieving production of 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007.

For accounting purposes, the earn-out arrangement is treated as a stock dividend because the earn-out is payable to the shareholders of the accounting acquirer, BPZ-Texas.  Accordingly, except for an increase in the number of common shares outstanding, no accounting entry is required upon the issuance of the earn-out shares.

Note 10 — Affiliate and Related Party Transactions

As of September 30, 2005 and December 31, 2004, the Company had no outstanding balances with affiliates or related parties.  As of December 31, 2003, the Company had a net receivable of $162,890 due from BPZ and Associates, the parent of the Company prior to the Merger.  During 2004 prior to the Merger, BPZ-Texas made additional cash payments to BPZ and Associates totaling $789,438.  Of such payments, $370,000 related to the acquisition of SMC Ecuador, Inc., with $167,500 paid to third parties and $202,500 paid for the benefit of BPZ and Associates.  The remaining amount of $582,328 was attributable to personnel and office expenses incurred by BPZ and Associates on behalf of BPZ-Texas and has been recorded as part of the Company’s general and administrative expenses for the nine months ended September 30, 2004.

Note 11 — Commitments and Contingencies

The Company has various obligations and commitments in connection with its properties in Peru.  In connection with its Block Z-1 property, the Company posted a $1,300,000 performance bond in January 2005.  To satisfy its current performance obligation under the second exploration phase of the Block Z-1 license agreement, the Company must drill at least one well or acquire a specified amount of seismic data prior to July 2006.  The Company intends to satisfy its obligation by drilling a well which is currently budgeted to cost approximately $5,000,000.  In addition, in connection with its Block XIX property, the Company posted a $350,000 performance bond in August 2005.  To satisfy its current performance obligation under the second exploration phase of the Block XIX license agreement which began in August 2005 and will last for 24 months, the Company must acquire and process a specified amount of 2-D seismic data and prepare an integrated geological, geochemical and reservoir engineering evaluation of hydrocarbon prospects.

The Company acquired four offshore platforms in connection with its Block Z-1 property.  The Company is currently in the process of refurbishing one of the offshore platforms and intends to maintain all of such platforms for use throughout the life of the Block Z-1 contract.  These platforms revert back to the Government of Peru at the end of the contract, provided they are in good working condition, with no further obligation to the company to dismantle or remove them.  The Company and its legal advisors have reviewed Peruvian law and existing regulations from the Peruvian Ministry of Energy and Mines in conjunction with the requirements of FAS 143 “Accounting for Asset Retirement Obligations” (“ARO”) as it applies to tangible long lived assets and their future retirement and dismantlement.  The Company has concluded that there is no legal obligation to dismantle the platforms, as defined in FAS 143, and therefore recognition of an ARO is not required.  Accordingly, no such provision is reflected in the accompanying consolidated financial statements.  If, however, current laws or regulations were changed or the platforms were no longer in good working order, the Company could be obligated to dismantle and remove them.  The current estimated cost to dismantle an offshore platform is estimated to be approximately $2 million, depending upon the condition of the platform and the depth of the water.

On May 27, 2005, BPZ signed a Mandate Letter with the International Finance Corporation (“IFC”), a member of the World Bank Group based in Washington, D.C., to facilitate the financing of the Company’s initial capital expenditure program in Block Z-1 in northwest Peru.  On November 1, 2005, an amendment was signed extending the original term of the Mandate Letter from December 31, 2005 to August 31, 2006.  The Mandate Letter specifies that IFC will appraise BPZ’s project in Peru to determine the feasibility and structure of a potential financing transaction.  Any IFC investment will depend on the project and the Company meeting IFC’s financing criteria, the overall financing plan being acceptable to IFC, approval of the investment by management and the Board of IFC, and the execution of all appropriate documentation, in form and substance satisfactory to IFC.  As part of the Mandate, BPZ agreed to pay total fees of $285,000 during the appraisal period and customary expenses.  As of September 30, 2005, $85,000 of fees and approximately $8,200 of reimbursable out-of-pocket expenses had been incurred.

In connection with the private placement of 11,466,000 common shares, the Company was obligated to prepare and file with the SEC a Registration Statement on Form SB-2 and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days from July 19, 2005.  If the Registration Statement is not declared effective by November 16, 2005, the Company will be liable to the Investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares for each thirty (30) day period until the Registration Statement is declared effective by the SEC.

The Company will continue to make commitments in the ordinary course of business as it pursues its development plans for the properties.

Note 12 — Legal Proceedings

Navidec was advised in February 2004 that the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry to determine whether Navidec had violated federal securities laws.  The SEC made an informal request that Navidec voluntarily produce certain documents, which were provided to the SEC in May 2004.  Based on the inquiries made and the information requested, the Company believes that the SEC’s investigation relates, at least in part, to the restatement of Navidec’s reported earnings for the first and second quarters of 2003.  This restatement was reported in Navidec’s Form 10-Q for the third quarter of 2003 filed on December 11, 2003.

On December 22, 2004, the Company received notice that the SEC had issued an Order Directing a Private Investigation and Designating Officers to Take Testimony, and would be conducting a formal investigation.  The Company is cooperating fully with the SEC in this matter.  As of September 30, 2005, a total of approximately $50,000, primarily in legal fees, had been incurred in connection with the SEC investigation.  Pursuant to the Merger agreement, the Company has been indemnified by NFS for the costs of the SEC investigation and NFS has borne the costs incurred to date.  The Company is not aware of the future actions, if any, that the SEC intends to pursue in this matter, but no assurance can be given that the investigation will be resolved without negative consequences to the Company.

Note 13 — Subsequent Events

Subsequent to September 30, 2005, the Company received net proceeds of $1,469,980 from the exercise of 379,000 Class A warrants and the 183,500 remaining Class B warrants.  As of December 31, 2005, 564,000 of the Class A warrants and all of the Class B warrants had been exercised for cumulative net proceeds of $3,318,260.  There were 500 Class A warrants which were unexercised at December 31, 2005 and have expired.

As of the November 16, 2005, the Company’s Registration Statement on Form SB-2 had not been declared effective.  Accordingly, the Company is subject to the payment of liquidated damages in the amount of $343,980 for each 30-day period from that date until the Registration Statement is declared effective.  Certain of the private placement investors, totaling 79% of the aggregate investment, have agreed to accept common stock in lieu of cash for a maximum period of 90 days.  On December 17, 2005, the Company made the first payment of liquidated damages totaling 92,705 shares of common stock valued at $271,960 and $72,020 cash.

In December 2005, the Company notified Perupetro that it has exercised its exclusive option to convert the current Technical Evaluation Agreement (“TEA”) in Area VI, which covers 1,444,175 acres and encompasses the entire Lancones Basin, to a License Contract for the exploration and development of hydrocarbons.  In addition, the Company announced that it will not apply for a license contract for Area XVI.  The technical work conducted by the Company over the past two years has not demonstrated the upside potential and economics to meet the Company’s objectives.  Area XVI is a relatively small block consisting of 109,612 acres in the Talara Basin.

In December 2005, the Company signed a drilling contract with Petrex S.A., a subsidiary of Saipem SpA of Italy. Under the contract, Petrex S.A. will provide a platform rig capable of drilling to 16,000 feet and upgrade the rig to meet the Company’s specifications.  The Company intends to utilize the rig for the initial development of the Corvina gas field and may also utilize it for the expected development of the Albacora oil field, and potential appraisal wells in the Piedra Redonda gas field.  The Company has agreed to pay a $5.5 million fee to mobilize and upgrade the rig.  In exchange, the Company will receive a competitive fixed day rate and exclusive rights to use the rig, at its option, during the two-year period commencing with delivery of the rig.

Item 2.  Management’s Discussion and Analysis and Plan of Operation

Business

BPZ Energy, Inc., a Colorado corporation, was incorporated in 1993.  Based in Houston, Texas, we are a development stage company with properties in northwest Peru and southwest Ecuador. We are focused on the development and production of oil and natural gas and the complementary development of gas-fired power generation.

On September 10, 2004, BPZ Energy, Inc., a Texas corporation (“BPZ-Texas”), consummated a Merger with Navidec, Inc. (“Navidec”) whereby BPZ-Texas became a wholly owned subsidiary of Navidec (the “Merger”).  For accounting purposes, the Merger was treated as reverse acquisition of Navidec by BPZ-Texas.  Accordingly, all financial statements for periods prior to the Merger represent the historical financial statements of BPZ-Texas.  The details of the Merger are discussed in Note 3 to the Consolidated Financial Statements.  On February 4, 2005, we changed our name from Navidec, Inc. to BPZ Energy, Inc.  Although our name has been changed, the pre-merger company may be referred to as Navidec in this filing to avoid confusion.

We maintain an office and a registered branch in Peru.  Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.7 million acres in northwest Peru.  Our license contracts cover 100% ownership of both Block Z-1, which was signed in November 2001 and Block XIX, which was signed in December 2003. Our license contracts provide for an initial exploration period of seven to ten years and require that we conduct specified activities on the properties during this period.  If our exploration activities are successful, the total contract term can extend up to 30 years for oil development and production and 40 years for gas development and production.  In December 2003, we entered into a Technical Evaluation Agreement for Area VI.  This agreement gives us the right to conduct technical evaluations of the areas over a 24-month period and the exclusive right to enter into license contracts if the evaluation indicates the potential for successful profitable operations.  We recently initiated negotiations to obtain a license contract for Area VI.

The Merger Agreement required the transfer of all of the pre-merger business assets and liabilities of Navidec to its wholly owned subsidiary, Navidec Financial Services, Inc. (“NFS”), and the spin-off of NFS to the shareholders of record of Navidec as of September 9, 2004, the date prior to the Merger.  Upon consummation of the Merger, we became contractually and irrevocably bound to the spin-off of NFS to such pre-Merger shareholders.  All legal requirements for the spin-off of NFS have been completed except for registration of the spin-off with the Securities and Exchange Commission and the final distribution of NFS common shares to the pre-merger shareholders of the Company.  Pending such final distribution of NFS common shares, we remain the nominal owner of those shares, which are being held for the benefit of the spin-off shareholders.  We account for our nominal investment in NFS under the equity method, as discussed in Note 4 to the Consolidated Financial Statements.  We are continuing to assist the management of NFS, as requested, in its efforts to consummate the spin-off of NFS, but have no control over the registration process of NFS and cannot predict when the management of NFS will be able to complete the final distribution of NFS common shares.

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

We are in the development stage and to date our activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties. We have not drilled any wells or recognized any revenues from operations and we do not anticipate generating significant revenues from our properties prior to late 2006 or early 2007.

Results of Operations

Our operating and administrative expenses to date have consisted principally of general and administrative costs and geological, geophysical and engineering costs.  General and administrative costs have increased significantly from $495,125 during the third quarter of 2004 and $931,313 during the nine months ended September 30, 2004 to $900,136 during the third quarter of 2005 and $2,785,122 during the nine months ended September 30, 2005 as a result of our increased activity levels, additional personnel and costs associated with being a public company.  We incurred $98,854 of geological, geophysical and engineering costs in the third quarter of 2005 and $528,045 during the nine months ended September 30, 2005 primarily related to our Block Z-1 gas-to-power project, compared to $122,653 and $204,126 in the comparable periods of 2004.

Also, during the three and nine month periods ended September 30, 2005, we incurred $526,000 and $780,270, respectively,

in stock-based compensation as a result of amortizing the deferred compensation expense related to (i) a grant of 150,000 shares of restricted common stock to our independent directors; (ii) a grant of 970,000 shares of restricted common stock to three of our officers; (iii) 500,000 stock options issued to the former CEO of Navidec.  We recorded stock-based compensation expense of $4,339,935 during the three and nine month periods ended September 30, 2004, primarily as a result of shares issued for services to employees and consultants of BPZ-Texas prior to the Merger.

During the three and nine month periods ended September 30, 2005 we recorded a loss attributable to our equity ownership of NFS in the amounts of $762,823 and $1,733,717, respectively.  In the prior year, during the period from the date of the Merger to September 30, 2004, we recorded a loss attributable to our equity ownership of NFS in the amount of $1,890,240.  In addition, we recorded a gain of $49,414 during the third quarter of 2005 to offset previous losses attributable to the issuance of equity securities by NFS at a price below our book value per share.  In the prior year, during the period from the date of the Merger to September 30, 2004, the issuance of equity securities by NFS at a price below our book value per share resulted in a recorded loss of $1,814,759.  All of the gains and losses attributable to NFS are non-cash transactions to the Company.

We received net cash distributions from our Ecuador property of $188,524 and $393,713 during the three months and nine months ended September 30, 2005, respectively, compared to net cash distributions of $162,753 during the three months ended September 30, 2004.  There were no cash distributions prior to the third quarter of 2004, as we acquired the property in June 2004.  Since our investment consists of an interest in a producing oil and gas property, we are amortizing the investment on a straight-line basis over the remaining term of the license agreement covering the property.  Accordingly, we recorded $46,896 and $89,656 of amortization expense during the three months and nine months ended September 30, 2005, respectively, compared to $21,380 during the three months ended September 30, 2004.

We incurred interest expense of $388 and amortization of deferred financing costs of $9,652 in the third quarter of 2005 and interest expense of $8,355 and amortization of deferred financing costs of $67,562 for the nine months ended September 30, 2005, principally from notes payable incurred to finance the acquisition of SMC in June 2004.  In the prior year we incurred interest expense related to other borrowings of $26,461 in the third quarter of 2004 and $58,061 for the nine months ended September 2004, as well as amortization of deferred financing costs of $331,484 during the same periods in 2004 primarily from notes payable incurred to finance the acquisition of SMC in June 2004.

As a result of our increased cash balance from the private placement of common stock, we received interest income of $212,073 during the three months ended September 30, 2005.

We realized a net loss of $1,856,000, or $0.05 per share, during the three months ended September 30, 2005, compared to a net loss of $8,879,014, or $0.90 per share for the same period in 2004.  For the nine months ended September 30, 2005, we realized a net loss of $5,337,325, or $0.23 per share, as compared to a net loss of $9,427,916, or $1.56 per share, for the same period in 2004.

Plan of Operation

Our current plan of operation is focused primarily on exploiting the resource opportunities in the offshore Block Z-1 in northwest Peru, in which we own a 100% working interest.  Our initial project is the development of an integrated gas-to-power project which is more fully described below.  The capital budget for our plan totals approximately $112.5 million. To achieve our objectives, we must obtain significant financing from external sources. We are attempting to secure financing for the project, but we do not have firm commitments from external sources to allow us to undertake all of the operations envisioned in this plan. See “Liquidity, Capital Resources and Capital Expenditures,” below, for further discussion.

Our first priority is drilling the initial gas wells in the Corvina Field to develop reserves and establish gas deliverability at expected levels.  In December 2005, we signed a drilling contract with Petrex S.A., a subsidiary of Saipem SpA of Italy. Under the contract, Petrex S.A. will provide a platform rig capable of drilling to 16,000 feet and upgrade the rig to meet our specifications.  We agreed to pay a $5.5 million fee to mobilize and upgrade the rig.  In exchange, we will receive a competitive fixed day rate and exclusive rights to use the rig, at our option, during the two-year period commencing with delivery of the rig which is expected in June 2006.

The Corvina Field has an existing platform which we believe can be refurbished to make it suitable for drilling operations.  We have hired a contractor to refurbish the platform and work on this project is ongoing.  Our initial plans call for the drilling of three new wells from the existing platform.  There is also a shut-in gas well which we intend to recomplete and utilize for gas production.  We are working to obtain the required environmental and drilling permits and complete the platform refurbishment in order to commence drilling operations in June 2006.  Further development drilling from the existing platform, encompassing three additional wells, is expected to be funded from project cash flows after the power plant is operational.

Our plan of operation envisions the installation of a company-owned 160 megawatt (‘‘MW’’) gas-fired electric generation plant near the town of Caleta Cruz, in northwest Peru.  In August 2005 we awarded the turnkey contract for the engineering, procurement and construction (EPC) of the power plant project to BTEC Turbines LP of Houston (“BTEC”).  The contract was awarded following a comprehensive six-month bidding process that included field visits by all of the bidders.  Under the EPC contract, the final terms of which are being negotiated, BTEC is expected to supply two General Electric Frame 7 simple-cycle gas-fired turbines.  BTEC will also act as the main contractor for the design, transportation, construction, startup and commissioning of the power plant.  Our plan is to own 100% of the power plant.  Accordingly, our revenues from the natural gas delivered to the power plant will be derived from the sale of electricity.

We intend to construct a 10-mile offshore pipeline to transport natural gas from the Corvina Field to the power plant site at Caleta Cruz.  The power plant site has an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 300 MW of power.  In order to support our proposed electric generation project, we recently commissioned an independent power market analysis for the region.  The Peruvian electricity market is deregulated and power is transported through an interconnected national grid managed by the Committee for Economic Dispatching of Electricity (known as “COES”).  Based on this study, we believe that we will be able to sell economic quantities of electricity from our initial 160 MW power plant at Caleta Cruz.  We believe there may be an opportunity in the future to generate and profitably sell significantly greater volumes of power into the Peruvian and Ecuadorian power markets.

Primarily as a result of delays in obtaining a drilling rig, the projected goal for first sales of power to the Peruvian power market is now late 2006 or early 2007.  This timeline is subject to many factors, including securing necessary financing commitments, which are beyond our control.  Based on the revised timeline, we intend to focus our capital expenditures on critical drilling activities.  Procurement activities on other phases of the project will be delayed or rescheduled accordingly.  We believe that we have sufficient capital resources to fund our initial drilling program.  See “Liquidity, Capital Resources and Capital Expenditures” below for further discussion.

In addition to the local power market targeted by our project in Peru, we intend to simultaneously develop a gas sales strategy in nearby Ecuador to capitalize on what we believe to be significant upside gas potential of the Corvina and Piedra Redonda Fields located in Block Z-1, as well as the potentially significant natural gas resources in the adjacent onshore Block XIX.  These properties are within 30 miles of the Ecuadorian border and can be developed for export sales of either raw gas or power generation via connection to the transmission system of Ecuador.  Our initial plan of operation calls for us to construct a 40-mile pipeline from Caleta Cruz, the terminal point of our offshore pipeline from the Corvina Field, to Arenillas, Ecuador.  We intend to sell gas for the generation of electricity by third party power producers in the local market in Ecuador.  We have negotiated three preliminary agreements for sales of gas.  We are planning to complete this pipeline for first sales of gas to Ecuador during the first half of 2007, though this schedule is subject to many factors outside our control and no assurance can be given that we can meet this schedule.

In addition to the initial Corvina Field development project, we have other fields within Block Z-1 and other properties which we intend to exploit in the future.  We recently completed a technical evaluation of Area VI and have initiated negotiations to obtain a license contract for exploration activities in that area.  Area VI is a large onshore block in northwest Peru which encompasses the entire Lancones Basin.  Based on our technical evaluation of Area XVI, we have informed Perupetro of our decision not to pursue a license contract for that area.  We have secured the environmental permits and other authorizations to shoot seismic in Block Z-1 and Block XIX.  We are seeking to obtain additional funding for these projects from industry or capital market sources, but we are not currently planning to make significant capital expenditures for seismic acquisition or other exploration and development activities outside the Corvina Field until we have secured such additional financing.

We are currently developing engineering plans and designs for the various components of our initial plan of operation.  We have obtained cost estimates for most of the major equipment components and the shipping, construction, installation and associated services.  However, the costs of these procurement and construction activities can be difficult to accurately predict and are subject to change and contingencies.  Based on our current estimates, we expect that our initial project, including the cost of the natural gas pipeline to Arenillas, Ecuador, will require total capital expenditures on the order of $112.5 million, including import duties and contingencies.  Our budget has increased as a result of higher projected drilling costs and the selection of larger capacity turbines.  This estimate of capital expenditures does not include value added tax (referred to as “IGV” in Peru).  IGV is generally imposed on goods and services at a rate of 19%.  Certain expenditures are exempt from IGV or eligible for immediate refund.  IGV paid on capital expenditures is generally recoverable from our future revenue billings within Peru and is not considered part of the capitalized costs of the equipment to which it relates.  We may also be able to defer payment of certain of these expenditures or obtain separate financing for the IGV.

Project Capital Budget

($ millions)
Power plant and related equipment	49.6
Pipelines and processing facilities	29.1
Platform and wells	23.8
Contingencies	10.0
Total estimated capital budget	112.5

Liquidity, Capital Resources and Capital Expenditures

Our initial project in the offshore Block Z-1 in northwest Peru, totaling approximately $112.5 million, includes the refurbishment of the CX-11 platform, rehabilitation of an existing well and the drilling of three new wells, installation of a 10-mile gas pipeline from the platform to shore, construction of a 160 MW simple-cycle electric generating plant, and the construction of a 40-mile gas pipeline to supply gas to third party generators in Arenillas, Ecuador.

In connection with the Merger, we received net proceeds of approximately $5.5 million from a private placement of our common stock.  In July 2005, we completed a private placement of 11,466,000 shares of common stock for net proceeds of approximately $31.9 million.  Morgan Keegan & Company, Inc. served as placement agent for the offering.  We also received $2.4 million from the exercise of warrants during the third quarter of 2005.  As of September 30, 2005, our cash balance was approximately $30.7 million.

In January 2005, we deposited $1.3 million as restricted cash to secure our performance obligations under the second exploration period of the Block Z-1 license contract.  We intend to satisfy this obligation by drilling a well, which is currently expected to cost approximately $5.0 million and is included in the capital budget for the project.  During the nine months ended September 30, 2005, we incurred capital expenditures of approximately $2.9 million, primarily on refurbishment of the platform and power plant design costs.  In addition, we have committed to pay $5.5 million, principally during the first quarter of 2006, to mobilize and upgrade a platform drilling rig for use in the Corvina Field and potentially for our other projects.

In May 2005, we signed a Mandate Letter with International Finance Corporation (“IFC”), a member of the World Bank Group based in Washington, D.C.  The Mandate Letter specifies that the IFC will appraise our project in Peru to determine the feasibility and structure of a potential financing of up to $70 million. The IFC’s appraisal of the project will include a review of the technical, economic, commercial, financial, environmental and legal aspects of the project. IFC’s financing, the structure of which would be defined during the appraisal process, will depend on the project and the Company meeting the IFC’s financing criteria, the overall financing plan being acceptable to IFC, approval of the investment by management and the Board of IFC, and the execution of all appropriate documentation, in form and substance satisfactory to IFC.  As part of the Mandate, we have agreed to pay fees of $285,000 and customary expenses during the appraisal period.  The IFC is continuing its due diligence on the project.  In recognition of the revised drilling timeline, the IFC recently extended the Mandate period through August 2006 and is reviewing an increase in the total amount of the financing based on the increased capital budget for the project.

With our current cash balance and proceeds from the expected IFC financing, we believe we will have sufficient capital resources to execute the project as we currently envision it.  However, the timing and execution of our project is dependent on a variety of factors, including technical design of facilities, permitting, availability of equipment, time and costs required for delivery and construction, performance by contractors and financing, many of which are outside our control.

Off-Balance Sheet Arrangements

As of September 30, 2005, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

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

Disclosure Regarding Forward-Looking Statements

We caution that this document contains forward-looking statements.  All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts,” “plans” and similar expressions, or the negative thereof, are also intended to identify forward-looking statements.  In particular, statements, expressed or implied, concerning future operating results, the ability to replace or increase reserves, or to increase production, or the ability to generate income or cash flows are by nature, forward-looking statements.  These statements are based on certain assumptions and analyses made by the management of BPZ in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, forward-looking statements are not guarantees of performance and no assurance can be given that these expectations will be achieved.

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, availability of capital resources, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to us is included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

In light of these risks, uncertainties and assumptions, we caution the reader that these forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, which could cause actual events or results to differ materially from those expressed or implied by the statements.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  We undertake no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

On November 17, 2005, subsequent to the end of the period covered by this report, the Company concluded that it needed to restate its previously issued Consolidated Financial Statements as of and for the year ended December 31, 2004 and for the three months and nine months ended September 30, 2004, as described in Note 2 to the Consolidated Financial Statements.  The Company also restated its financial statements for the quarterly periods ended March 31, 2005 and June 30, 2005.  The primary purpose of the restatement was to reflect the previously unrecorded nominal ownership interest in Navidec Financial Services, Inc. (“NFS”) using the equity method of accounting and its effects on the accounting treatment of the Merger with Navidec, Inc.  Management of the Company had previously concluded that the spin-off of NFS had been legally consummated as of the Merger date on September 10, 2004.  The Company also restated certain reorganization and merger costs associated with the Merger and presented the Company as a development stage company.  Management of the Company believes that the accounting and disclosure decisions related to the restatement are complex and require substantial judgment based on interpretations of various accounting standards.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 12 of the Notes to Consolidated Financial Statements included in Part I, Item I, which is incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2005, we issued 250,000 shares of our common stock to acquire a 4% net working interest in the Santa Elena Property in Ecuador which had been conveyed to the lender in connection with the acquisition of the property.  See Notes 8 and 9 to the Consolidated Financial Statements for further discussion of this transaction.

In July 2005, we issued 9,000,000 shares of our common stock to the former shareholders of BPZ-Texas under an earn-out arrangement in the Merger Agreement.  See Note 9 to the Consolidated Financial Statements for further discussion of this transaction.

In September 2005 we issued 15,000 shares of our common stock to an individual for financial management and consulting services.

The foregoing issuances of common stock were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.  No underwriters were engaged in connection with the foregoing issuances of securities.  The sales were made without general solicitation or advertising.  Each purchaser was an “accredited investor” or a sophisticated investor with access to all relevant information necessary to evaluate the investment who represented to the Company that the sales were being acquired for investment.

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