Form 10KSB
period 2005-12-31
BPZ ENERGY INC
filed 2006-03-31
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Without Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.           ☐

Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act     Yes ☐ No ☒)

Registrant did not earn revenues for the fiscal year ended December 31, 2005.

The number of shares of Common Stock held by non-affiliates as of March 20, 2006 was 26,374,534 shares, all of one class of common stock, no par value, having an aggregate market value of approximately $89,673,174 based upon the closing price of Registrant’s common stock on such date of $3.40 per share as quoted on the Over-the-Counter Pink Sheets (“OTC PK”).

As of March 20, 2006, BPZ Energy, Inc. had 42,322,515 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed no later than April 30, 2006 are incorporated by reference in Part III of this Form 10-KSB.

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

Item 1. Description of Business

General

BPZ Energy, Inc., a Colorado corporation was incorporated in 1993. It was formerly named Navidec, Inc. Based in Houston, Texas, we are a development stage company with properties in northwest Peru and southwest Ecuador. We are focused on the development and production of oil and natural gas and we intend to utilize part of our future natural gas production for the complementary development of gas-fired power generation.

On September 10, 2004, BPZ Energy, Inc., a Texas corporation (“BPZ-Texas”), consummated a reverse merger with Navidec, Inc. (“Navidec”) whereby BPZ-Texas became a wholly owned subsidiary of Navidec (the “Merger”). However, in the Merger, the stockholder group of BPZ-Texas obtained majority ownership and management control of the combined Company. Accordingly, for accounting purposes, the Merger was treated as a reverse merger of Navidec by BPZ-Texas. All financial statements presented herein represent the historical financial statements of the accounting acquirer, BPZ-Texas. The details of the Merger are discussed in Note 2 to the Consolidated Financial Statements. On February 4, 2005, the legal parent company, Navidec, Inc., changed its name to BPZ Energy, Inc. Although the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing to avoid confusion.

We maintain an office and a registered branch in Peru. Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.7 million acres in northwest Peru. Our license contracts cover 100% ownership of both Block Z-1, which was signed in November 2001 and Block XIX, which was signed in December 2003. Our license contracts provide for an initial exploration period of seven to ten years and require that we conduct specified activities on the properties during this period. The total contract term can extend up to 30 years for oil development and production and 40 years for gas development and production. In December 2003, we entered into a Technical Evaluation Agreement for Area VI. This agreement gave us the right to conduct a technical evaluation of the area over a 24-month period and the exclusive right to enter into a license contract if the evaluation indicated the potential for successful operations. In December 2005, we initiated negotiations to obtain a license contract for Area VI.

We also own a 10% non-operated working interest in a producing oil and gas property located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

We are in the development stage and to date our activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties. We have not drilled any wells or recognized any revenues from operations and we do not anticipate generating significant revenues from our properties prior to 2007.

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

The Merger Agreement provided for the immediate issuance by Navidec of 9,000,000 shares of its common stock to the shareholders of BPZ-Texas and the future issuance of an additional 18,000,000 shares on an earn-out basis if the Company achieves certain reserve and production goals. The first 9,000,000 earn-out shares were contingent on achieving certain reserve targets, which targets were achieved in December 2004. The remaining 9,000,000 earn-out shares are contingent on the Company achieving production of 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007. Upon completion of the Merger, the officers and directors of Navidec resigned, except for the former CEO of Navidec, John R. McKowen, who remained a director. Mr. McKowen, together with the management and the four directors of BPZ-Texas, became the executive officers and directors of the surviving entity.

As part of the Merger transaction, Navidec agreed to provide through a private placement not less than $3 million or more than $6 million in additional equity capital for the operations and working capital needs of BPZ-Texas. This private placement was closed as of September 30, 2004, with $6.0 million of total gross proceeds. Net proceeds of approximately $5.5 million became available for use in connection with the business operations of BPZ-Texas.

The Merger Agreement also provided that all of the pre-merger business operations, assets and liabilities of Navidec would be transferred to a wholly-owned subsidiary, Navidec Financial Services, Inc. (“NFS”), followed by the spin-off of NFS to the pre-merger shareholders of record as of September 9, 2004, the date prior to consummation of the Merger. Accordingly, the pre-merger shareholders of BPZ-Texas will not be entitled to receive shares of NFS. All legal requirements for the spin-off of NFS have been completed except for registration of the spin-off with the Securities and Exchange Commission and the final distribution of the common shares of NFS to the pre-merger shareholders of the Company. Pending such final distribution of shares, the Company remains the nominal owner of the majority of the common shares of NFS, which shares are being held by the Company for the benefit of the spin-off shareholders. The Company has no control over the registration process of NFS and cannot predict when the management of NFS will be able to complete the final distribution of NFS common shares. NFS is organized into three divisions: business development, mortgage services and technology. Subsequent to the Merger, NFS has operated independently of the Company. Each company maintains separate offices, bank accounts and management and the lines of business and operations of the two companies are completely independent. The Company does not control NFS and accounts for its nominal ownership in NFS under the equity method of accounting.

In February 2006, we filed a petition in the District Court of Arapahoe County, Colorado for the judicial dissolution of NFS and the appointment of a receiver for NFS. See “Item 3. Legal Proceedings” for further discussion. If this action is successful, it is possible the NFS shares will not be distributed as such, but we believe the then remaining financial value of NFS would be distributed to the pre-merger shareholders of Navidec. This action is being contested by NFS and we cannot predict the outcome or timing of this matter.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Headquarters Office, 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file electronically with the SEC at http://www.sec.gov. In addition, the Company maintains a website (http://www.bpzenergy.com), on which we make available, free of charge, all of the Company’s above mentioned filings with the SEC, including Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Securities Act of 1934. These filings will be available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We believe that our early efforts and knowledge of our targeted areas have given us a competitive advantage in Peru, and to a lesser extent, in Ecuador. Although there are unleased tracts within our target area, we believe that these properties may be less attractive to other companies because it will be difficult for them to obtain a significant amount of contiguous mineral acreage. This results in part from our significant holdings in the vicinity of these unleased tracts. However, increased demand for license rights in surrounding areas may impact our ability to expand and grow in the future, particularly because many of our competitors have substantially greater financial and other resources, better name recognition and longer operating histories. As a result, we may not be able to acquire additional oil and gas properties in desirable locations.

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

Regulation

General

Various aspects of our oil and natural gas operations are currently or will be subject to various foreign laws and governmental regulations. These regulations may be changed from time to time in response to economic or political conditions. Although we believe that our operations are and will be in substantial compliance with existing legislation and requirements of governmental bodies, our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. Our principals have many collective decades of experience in dealing directly with the Peruvian government on energy projects and in some cases have been directly involved in the drafting and promulgation of petroleum legislation. Therefore, we believe we are in a unique position to understand and comply with local rules and regulations. However, our current permits and authorizations and our ability to obtain future permits and authorizations may, over time, be susceptible to increased scrutiny and greater complexity which could result in increased costs or delays in receiving appropriate authorizations.

Peru

Peruvian hydrocarbon legislation. Peru’s hydrocarbon legislation, which includes the Organic Hydrocarbon Law No. 26221 and the regulations there under (the “Organic Hydrocarbon Law”), governs our operations in Peru. This legislation covers the entire range of petroleum operations, defines the roles of Peruvian government agencies which regulate and interact with the oil and gas industry, requires that investments in the petroleum sector be undertaken solely by private investors (either national or foreign), and provides for the promotion of the development of hydrocarbon activities based on free competition and free access to all economic activities. This law provides that pipeline transportation and natural gas distribution must be handled via contracts. All other petroleum activities are to be freely operated and are subject only to local and international safety and environment standards.

Under this legal system, Peru is the owner of the hydrocarbons located below the surface in its national territory. However, Peru has given the ownership right to extracted hydrocarbons to Perupetro, a state company that is responsible for promoting and overseeing the investment of hydrocarbon exploration and exploitation activities in Peru. Perupetro is empowered to enter into contracts for either the exploration and exploitation or the exploitation of petroleum and gas on behalf of Peru, which are described further below. The Peruvian government also plays an active role in petroleum operations through the involvement of the Ministry of Energy and Mines, the specialized government department in charge of devising energy, mining and environmental protection policies, enacting the rules applicable to all these sectors and supervising compliance with such policies and rules. Within the office of the Prime Minister resides the Supervising Office for Investments in Energy (“OSINERG”), which is the body charged with economic and technical supervision. We are subject to the laws and regulations of all of these entities and agencies.

Perupetro generally enters into license contracts for hydrocarbon exploration and exploitation. Peru’s laws also allow for other contract models, such as service contracts, but the investor will be subject to contract terms that are compatible with Peru’s interests. A company must be qualified by Perupetro to enter into hydrocarbon exploration and exploitation contracts in Peru. In order to qualify, the company must meet the standards under the Regulations Governing the Qualifications of Oil Companies. These qualifications generally require the company to have the technical, legal, economic and financial capacity to comply with all obligations it will assume under the contract based on the characteristics of the area requested, the possible investments required and the environmental protection rules governing the performance of its operations. When a contractor is a foreign investor, it is expected to incorporate a subsidiary company or registered branch in accordance with Peru’s corporate laws and appoint representatives who will interact with Perupetro.

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

Licensees are obligated to submit quarterly reports to the Petroleum Bureau (Direccion General de Hidrocarburos). Licensees must also submit a monthly economic report to the Central Bank of Peru. These reports are generally combined and delivered together with other operating reports required to be submitted to Perupetro.

Previously, all license contracts were granted by the Ministry of Energy and Mines. The change to Perupetro as the license contract grantor subjects all license contracts to a new legal framework. Although there has been over twelve years of precedent for these new licensing procedures, there is still some uncertainty as to exactly how the licensing procedure will function in the future.

Under exploration service contracts, the ownership of all of the extracted hydrocarbons is vested in Perupetro and the company will receive compensation agreed to by the parties. However, Perupetro is granted the power to remunerate the investor either in cash or in kind, depending on the level of investment and the volume of production. We have no service contracts , nor do we foresee operating under this form of contract.

The duration of the contracts is based on the nature of the hydrocarbons discovered. The license contract duration for crude oil is thirty years, while the license contract duration for natural gas and condensates is forty years. The periods commence on an agreed date and are determined based on location of the contract area, season of the year in which exploration commences, and other similar factors. License contracts typically include an exploration phase and an exploitation phase, unless the contract is solely an exploitation contract. Within the license contract term, seven years is allotted to exploration, with the possibility of three extensions of one year each. There is also a potential deferment period for a maximum of ten years if certain factors recognized by law delay the economic viability of a discovery, such as lack of transportation facilities or lack of a market. The exploration phase is generally divided into several periods, with a maximum of seven periods,  and each period includes a minimum work program. The fulfillment of work programs must be supported by an irrevocable bank guaranty, usually in the amount of thirty to forty percent of the estimated value of the minimum work program.

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

We currently have two license contracts and one technical evaluation agreement. As of December 31, 2005, we believe we were in compliance with all of the material requirements of each of such contracts. We have executed certain letters of guaranty to guarantee our performance under the license contracts and technical evaluation agreements, including a $1.3 million bond posted in January 2005 and a $350,000 bond posted in August 2005 to secure our current obligations under the license contracts for Block Z-1 and Block XIX, respectively. These bonds were secured by the deposit of restricted cash with the financial institution which issued the bond. Should we fail to fulfill our obligations under the license contracts, without technical justification or other good cause, Perupetro could seek recourse to the bond or terminate the license.

Peruvian fiscal regime. Peru’s fiscal regime determines the levels of the government’s entitlement from petroleum activities. This regime is subject to change, which could negatively impact our business.

Contractors under license contracts are subject to royalty payments, which are usually a fixed percentage of the actual production sold. The taxing regulations stipulate a minimum royalty payment of fifteen percent. A contractor is sometimes granted the right to pay less based on the circumstances. Under a Service Contract, Perupetro receives all of the petroleum produced on behalf of Peru and the contractor is remunerated for the volume produced at a price stipulated under the contract.

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

During the exploration phase, contractors are exempt from import duties and other forms of taxation applicable to goods intended for exploration activities. Exemptions are withdrawn at the production phase. In certain instances, the contractor is entitled to import goods tax-free for a two-year period.

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

Any failure to comply with environmental protection rules, the import of contaminated products, or failure to keep a monitoring register or send reports to the General Hydrocarbons Bureau in a timely fashion, could subject the company to fines. In addition, the General Hydrocarbons Bureau may consider imposing a prohibition or restriction of the relevant activity, an obligation to compensate the aggrieved parties and/or an obligation to immediately restore the area. The company responsible for any default can also be subject to a suspension of operations for a term of one, two or three months, or indefinitely. Furthermore, any contract signed with the Peruvian government, the implementation of which jeopardizes or endangers the protection or conservation of protected natural areas, can be terminated.

We are subject to all Peruvian environmental regulations now in existence and those existing in the future. The enactment and enforcement of environmental laws and regulations in Peru is relatively new. We are therefore uncertain how Peruvian authorities will enforce and supervise environmental compliance and standards. Further, we cannot predict any future regulation or the cost associated with future compliance.

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

Compliance with Existing Regulations in Peru

Although we believe that our operations are and will be in substantial compliance with existing legislation and requirements of Peruvian governmental bodies, our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. As noted above, our principals have many collective decades of experience in dealing directly with the Peruvian government on energy projects and in some past cases have been directly involved in the drafting and promulgation of petroleum legislation. Therefore, we believe we are in a good position to understand and comply with local rules and regulations.

Compliance with Existing Regulations in Ecuador

SMC Ecuador, Inc. has owned its 10% non-operating interest in the Santa Elena oil fields for the past nine years. As a non-operator, we are not directly subject to the laws and regulations of Ecuador covering the oil and gas industry and the environment. However, if we begin operating activities in Ecuador, we will be directly subject to such laws and regulations.

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

We do not presently maintain environmental insurance coverage, because, in management’s judgment, such coverage is not cost-effective at this time in view of our limited activities. However, we may acquire such insurance coverage in the future based on our assessment of the risks of our operations and the costs of such coverage. No such coverage can insure us fully against all environmental risks. We are not aware of any environmental claims existing which would have a material impact upon our financial position or results of operations.

We have made and will continue our efforts to comply with these requirements, which we believe are necessary to successful long-term operations in the oil and gas industry. We have established guidelines for continuing compliance with environmental laws and regulations. In order to carry out our plan of operation, we are required to conduct environmental impact studies and obtain environmental approvals for operations. We have engaged outside consultants to perform these studies and assist us in obtaining necessary approvals. Our estimated cost for these studies and assistance is approximately $370,000, of which approximately $257,000 had been incurred as of December 31, 2005.

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

Research and Development

BPZ seeks to use advanced technologies in the evaluation of its oil and gas properties and new opportunities. BPZ generally does not develop such technologies internally, but its technical team works with outside vendors to test and utilize these technologies to the fullest practical extent, particularly in the application of geophysical and exploration software. In certain cases, the collaboration of BPZ has aided the development of these technologies. BPZ does not believe it has incurred any quantifiable incremental costs in research and development activities.

Employees

As of December 31, 2005, we employed 16 full-time employees (of which 3 are executive officers) in our Houston, Texas office, and 7 full-time employees (of which 1 is an executive officer) in the Lima, Peru office. BPZ believes that its relationship with its employees is satisfactory. None of our employees are represented by a union.

RISK FACTORS

Risks Relating to the Oil and Natural Gas Industry, Power Industry and Our Business

We have a limited operating history and have only engaged in start-up activities. Although BPZ-Texas was formed in 2001, we are in the development stage because we have not had significant business operations since formation and have generated no revenues from the production of oil or gas from our properties. We are also subject to all of the risks inherent in attempting to expand a relatively new business venture. Such risks include, but are not limited to, the possible inability to profitably operate our existing properties or properties to be acquired in the future, our possible inability to fully fund the development requirements of such properties and our possible inability to acquire additional properties that will have a positive effect on our operations. We can provide no assurance that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of our securities. The experience of our management team has primarily been in the exploration and production industry and we have limited experience in the power generation business. We are initially relying on consultants and outside engineering and technical firms to provide the expertise to plan and execute the power generation aspects of our strategy and we have not yet hired all necessary full-time employees to manage this line of business. Accordingly, we are subject to the risk that because of these factors and other general business risks noted throughout these “Risk Factors” we may not be able to profitably execute our power generation strategy.

We own rights to oil and gas properties that have not yet been developed. We own rights to oil and gas properties that have limited or no development. There are no guarantees that our properties will be developed profitably or that the potential oil and gas resources on the property will produce as expected if they are developed.

We require additional financing for the exploration and development of our foreign oil and gas properties and the construction of our proposed power generation facility, pipeline and gas processing facility. With the net proceeds from a $6 million private offering completed on September 30, 2004, net proceeds from a $34.4 million private offering completed on July 19, 2005, and net proceeds from a $5 million private offering completed on March 10, 2006, we have begun to implement our plans to develop our existing oil and gas properties as discussed in “Management’s Discussion and Analysis and Plan of Operation—Plan of Operation.” We anticipate the additional amounts required to fund our initial project will come primarily in the form of debt financing. In May 2005 the Company signed a Mandate Letter with International Finance Corporation (“IFC”), a member of the World Bank Group based in Washington, D.C. The Mandate Letter specifies that the IFC will appraise BPZ Energy’s project in Peru to determine the feasibility and structure of a potential project financing. The IFC’s appraisal of the project will and has included a review of the technical, economic, commercial, financial, environmental and legal aspects of the project. The structure of any IFC financing will be defined during the appraisal process and any IFC investment will depend on the project and the Company meeting IFC’s financing criteria, the overall financing plan being acceptable to IFC, approval of the investment by management and the Board of IFC, and the execution of all appropriate documentation, in form and substance satisfactory to IFC. We do not yet have a firm commitment from the IFC to finance the project and there can be no assurance that we will receive financing from them. See “Management’s Discussion and Analysis and Plan of Operation—Liquidity and Capital Resources” for further discussion. If we are unable to timely obtain adequate funds to finance these expenditures, our ability to develop our oil and gas reserves may be limited or substantially delayed. Such limitations or delays could result in the potential loss of our oil and gas properties if we were unable to meet our obligations under the license agreements. Inability to obtain funds also could cause us to delay, scale back or abandon our plans for construction of our power generation facility, pipelines, and gas processing facility.

We anticipate that future amounts required to fund our foreign activities will be funded from debt financing, sale of equity interests, joint venture arrangements, the sale of oil and gas interests, and/or future cash flows from operations. The exact nature and terms of such funding sources is unknown at this time, and there can be no assurance that we will obtain such funding or have adequate funding available to finance our future operations.

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

Our success depends on the existence and growth of markets for natural gas and electricity in Peru and Ecuador. Peru has a relatively well-developed and stable market for electricity, while the power market in Ecuador is not as well-developed or stable. Both countries rely on hydro-electric generating capacity for a significant portion of their power demand. Hydro plants are much less expensive to operate than plants which utilize natural gas, but are subject to variable output based on rainfall and reservoir levels. The majority of the non-hydro, or thermal, power capacity in both countries consists of generating plants that utilize diesel or fuel oil, which are significantly more costly than natural gas at this time. Both countries have natural gas reserves and production (although to a lesser extent in Ecuador), but neither has a well-developed natural gas infrastructure. Our immediate business plan relies on the continued stability of the power market in Peru (and Ecuador for the purpose of gas sales to third-party power producers in Ecuador) and our longer-term plans depend on the further development of the electricity market in Ecuador. We are subject to the risks that relatively more favorable business conditions for hydro plants or other competitive issues may adversely affect the demand and prices for the electricity that we expect to produce. We are also subject to the risks associated with potential disruptions or changes to regulations of the natural gas or power markets in these countries. We plan to enter into long-term contracts to sell a significant part of our future power production. There is a market for long-term purchases of power and natural gas, but there can be no assurance that we will be successful in obtaining such contracts on favorable terms. We will also be subject to the general commercial issues related to being in the power business, including the credit-worthiness of and collections from future customers and the ability to profitably operate our future power plants.

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

Insurance does not cover all risks. Exploration for and production of oil and natural gas can be hazardous, involving unforeseen occurrences such as blowouts, cratering, fires and loss of well control, which can result in damage to or destruction of wells or production facilities, formations, injury to persons, loss of life, or damage to property or the environment. Even if we are able to secure additional financing, we may not have sufficient capital to establish any reserves for contingent liabilities or workovers. We do not presently maintain insurance against losses or liabilities arising from our operations or for environmental coverage. However, we are in the process of evaluating insurance coverage in amounts consistent with our business activities and to the extent required by our license contracts. No such insurance coverage can insure for all operational or environmental risks. The occurrence of an event that is not insured or not fully insured could result in losses to us. For example, uninsured environmental damages, property damages or damages related to personal injuries could divert capital needed to implement our plan of operation. If any such uninsured losses are significant, we may have to curtail or suspend our drilling operations until such time as replacement capital is obtained, if ever.

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

• actions taken by the Organization of Petroleum Exporting Countries (OPEC);

• the price and availability of alternative fuels; and

• overall economic conditions.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas we can produce economically, if any. A substantial or extended decline in oil and natural gas prices may materially affect our future business, financial condition, results of operations, liquidity and borrowing capacity we may have and may require a reduction in the carrying value of our oil and gas properties. While our revenues may increase if prevailing oil and gas prices increase significantly, exploration and production costs and acquisition costs for additional properties and reserves may also increase.

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

Risks Relating to Our Common Stock

Investor profits, if any, may be limited for the near future. In the past, we have never paid a dividend. We do not anticipate paying any dividends in the near future. Accordingly, investors in our common stock may not derive any profits from their investment in us for the foreseeable future, other than through any price appreciation of our common stock that may occur. Further, any appreciation in the price of our common stock may be limited or nonexistent as long as we continue to have operating losses. We have not been profitable and have accumulated deficits during the development stage totaling $19,582,418 through December 31, 2005. To date we have not had any revenue or earnings from operations, and we will continue, in all likelihood, to sustain operating expenses without corresponding revenues until we are able to successfully implement our plan of operation, if ever.

Because our common stock may be subject to the “penny stock” regulations, its liquidity may be reduced. Generally, penny stocks are equity securities (i) with a price of less than $5.00 per share; (ii) that are not traded on a “recognized” national exchange or whose prices are not quoted on the Nasdaq automated quotation system; or (iii) of issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years), or with average revenues of less than $6.0 million for the last three years. The penny stock rules require a broker/dealer to deliver, prior to a transaction in a penny stock, a standardized risk disclosure document prescribed by the SEC and to provide the potential purchaser of penny stock with the following information:

• information about penny stocks;

• the nature and level of risk in the penny stock market;

• the bid and offer quotations for the stock; and

• other burdensome and detailed information.

Those delivery and disclosure requirements tend to reduce the level of interest of broker/dealers in dealing with penny stocks, which could have the effect of reducing the level of trading activity in the secondary market for our common stock during the time that our common stock is subject to the penny stock regulations. Our common stock is not quoted on a national stock exchange or NASDAQ and would likely be considered a penny stock subject to the penny stock regulations if the price of our common stock remains below $5.00 and we are not subject to any other exemptions. This could reduce the liquidity of our common stock and make it more difficult for investors to sell our common stock.

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

Shares eligible for future sale by our current shareholders may impair our ability to raise capital through the sale of our stock. As of December 31, 2005, we had 40,349,979 shares of common stock issued, of which 39,889,529 were deemed to be outstanding. In addition, we have 13,046,652 of other potentially dilutive securities, including an additional 9,000,000 common shares which may be issued to the former shareholders of BPZ-Texas on an earn-out basis if we achieve certain production goals prior to December 31, 2007. The possibility that substantial amounts of shares of our common stock may be sold in the public market may cause prevailing market prices for our common stock to decrease and thus could impair our ability to raise capital through the sale of our equity securities.

We are controlled by our officers, directors and entities affiliated with them. In the aggregate, our management and directors own or control approximately 34.6% of our common stock issued as of December 31, 2005. These shareholders, if acting together, will be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

Item 2. Description of Properties

Offices

Our corporate headquarters office is in Houston, Texas, where we lease approximately 7,770 square feet of office space under a five-year lease which expires on September 30, 2010. We also maintain an administrative office in Lima, Peru of approximately 3,700 square feet under a month-to-month lease.

BPZ’s Properties in Peru

We currently have rights to three properties in northwest Peru. We have a 100% working interest in license contracts for Block Z-1 and Block XIX. The license contracts afford an initial exploration period of seven to ten years and, if exploration efforts are successful, provide a total contract term of 40 years for gas development and production and 30 years for oil development and production. We also have a Technical Evaluation Agreement covering Area VI. This agreement gives us the right to conduct technical evaluations of the area over a 24-month period and the exclusive right to enter into a license contract if the evaluations indicate the potential for successful operations. We recently initiated negotiations to obtain a license contract for Area VI. These three blocks cover a combined area of approximately 2.7 million acres. In December 2005, we notified Perupetro that we did not intend to pursue a license contract on Area XVI, which had been covered by a Technical Evaluation Agreement.

The following table is the Company’s undeveloped properties in Northwest Peru as of December 31, 2005:

CONTRACT / AGREEMENT	BASIN	AREA(c)	BPZ’s Ownership
		(acres)	(%)
Block Z-1(a)	Tumbes	739,205	100%
Block XIX(a)	Tumbes/Talara	472,860	100%
Area VI(b)	Lancones	1,443,561	100%
Total		2,655,626

(a)                                  License Contract

(b)                                 Technical Evaluation Agreement

(c)                                  All acreage is considered undeveloped

Description of Block Z-1 and License Contract

Block Z-1, a coastal offshore area encompassing 739,205 acres, is situated at the southern end of the Gulf of Guayaquil in northwest Peru. Geologically, the block lies within the Tumbes basin. From the coastline, water depths increase gradually. The average water depth of the area is approximately 200 feet and only 10% of the area has depths greater than 500 feet. There are five structures which were drilled in the 1970’s and 1980’s by previous operators, including Tenneco, Inc. and Belco Petroleum Corporation. These structures are known as the Albacora, Barracuda, Corvina, Delfin and Piedra Redonda fields. Wells drilled in each of these structures encountered hydrocarbons, principally natural gas, while drilling at depths ranging from 6,000 to 12,000 feet. However, at the time the wells were drilled, it was not considered economic to produce and sell natural gas from the fields. Accordingly, the wells were either suspended or abandoned.

BPZ originally acquired its initial interest in Block Z-1 in a joint venture with Syntroleum Corporation, under an exploration and production license contract dated November 30, 2001, with an effective date of January 29, 2002. Under the original contract, BPZ owned a 5% non-operating working interest in the block. Syntroleum later transferred its 95% interest to Nuevo Energy, Inc. Subsequent to the merger of Nuevo Energy, Inc. and Plains Exploration and Production Company, Nuevo Energy, Inc. transferred its interest in Block Z-1 to BPZ who then assumed a 100% working interest, as well as the remaining obligations under the contract. Perupetro approved the assumption of Nuevo’s interest by BPZ and the designation of BPZ as a qualified operator under the contract in November 2004. Such action was subject to official ratification and issuance of a Supreme Decree by the government of Peru, which was received on February 3, 2005. Accordingly, an amended contract was signed with Perupetro, which named BPZ as the owner of 100% of the participation under the license contract.

The license contract provides for an initial exploration phase of seven years, which is divided into four periods, and can be extended under certain circumstances for an additional six years. Each period has a commitment for exploration activities and requires a financial guarantee to secure the performance of the work commitment during such period. Block Z-1 is currently in the second exploration period which will last for 18 months, ending in July 2006, unless an extension of up to six months to complete the work commitment is requested. During the second exploration period, we must drill at least one exploratory well or acquire 300 square kilometers of 3-D seismic data. We posted a $1.3 million performance bond in January 2005 in connection with the second exploration period. The third exploration period is scheduled to begin in July 2006 and expire in January 2008 and will require the drilling of an additional exploratory well, or other equivalent work commitments, and will require a performance bond of $1.0 million. The fourth and final exploration period is scheduled to begin in January 2008 and expire in January 2009. It will also require the drilling of an additional exploratory well, or other equivalent work commitments, and will require a performance bond of $1.0 million. The performance bond amounts are not cumulative, and are released at the end of each exploration period if the work commitment for that period has been satisfied. In addition, we are required to make technology transfer payments related to training costs of Perupetro professional staff during the exploration phase of $50,000 per year.

The exploitation, or development, period of the contract will commence as soon as we declare a commercial discovery and receives approval for a field development plan. We must declare a commercial discovery no later than the end of the last exploration period, including any extensions or deferments. Under the contract, oil development and production can continue for a total of 30 years from the effective date of the contract, and gas development and production can continue for 40 years. Royalties under the contract vary from 5% to 20% based on production volumes.

Description of Block XIX and License Contract

Block XIX covers approximately 472,860 acres, lying entirely onshore and adjacent to Block Z-1 in northwest Peru. Geologically, the block lies primarily within the Tumbes basin of Oligocene-Neogene age, but also covers part of the Talara Basin to the south.

In February 2003, we entered into a Technical Evaluation Agreement with Perupetro for Block XIX. In December 2003, we signed a license contract whereby we acquired a 100% interest in Block XIX. The term for the exploration period is seven years and can be extended under certain circumstances for an additional period of up to four years. If a commercial discovery is made during the exploration period, the contract will allow for the development and production of oil for a period of 30 years from the effective date and the development and production of gas for a period of 40 years. Royalties under the contract vary from 5% to 20% based on production volumes.

The seven year exploration phase is divided into five periods of 18 months, 24 months, 15 months, 15 months and 12 months, respectively. We are currently in the second exploration period which is scheduled to end in August 2007, unless an extension of up to six months to complete the work commitment is requested. During the second exploration period, we are required to acquire and interpret 100 kilometers of new 2-D seismic data and to conduct certain integrated geological, geophysical, and geochemical and reservoir engineering evaluation studies. In connection with the second exploration period, we posted a $350,000 performance bond in August 2005. The third exploration period is scheduled to begin in August 2007 and will require a performance bond of $585,000. The fourth exploration period is scheduled to begin in November 2008 and will require a performance bond of $585,000. The fifth and final exploration period is scheduled to begin in February 2009 and will require a performance bond of $585,000. The performance bond amounts are not cumulative, and are released at the end of each exploration period if the work commitment for that period has been satisfied. In addition, we are required to make technology transfer payments related to training costs of Perupetro professional staff during the exploration phase of $5,000 per year. The exploitation, or development, period of the contract will commence as soon as the Company declares a commercial discovery and receives approval for a field development plan. We must declare a commercial discovery no later than the end of the last exploration period, including any extensions or deferments.

Description of Area VI and Technical Evaluation Agreement

Area VI is located onshore in northwest Peru within the Lancones Basin of Cretaceous—Upper Eocene Age and covers an area of approximately 1,443,561 acres. The Lancones Basin is primarily an exploratory area and has had limited drilling and seismic activity.

In December 2003, we entered into a Technical Evaluation Agreement for Area VI. The agreement enables us to perform technical studies based on existing information, applying new concepts, new interpretations and new exploration models, with the objective of obtaining evidence of potential exploratory success under a license contract. The agreement covers a period of 24 months. At the end of this period, we have the exclusive right to obtain a license contract covering the area. In connection with the signing of this Agreement, we posted a $20,000 performance bond. In addition, we are obligated to arrange for technology transfer to Perupetro professional staff. The costs associated with this training are expected to be less than $10,000. During the fourth quarter of 2005, we notified Perupetro that we intend to negotiate a license contract covering this area.

Oil and Gas Resources

During 2004, we retained Gaffney Cline & Associates, Inc. (“GCA”), an internationally recognized firm of independent reserve engineers, to evaluate the oil and gas resource potential of the Corvina and Piedra Redonda Fields located in the Block Z-1 license contract area. GCA focused its evaluation on the wells which were drilled by previous operators of Block Z-1, and the seismic and other geological and geophysical data available on the block.

In the Corvina Field, seven wells were drilled, including two wells drilled by Tenneco, Inc. in the mid-1970’s and five wells drilled by Belco Petroleum Corporation (“Belco”) in the early 1980’s. Two drilling and production platforms were set up during this period and are still in place in the Corvina Field. The platforms need to be repaired and refurbished, but are structurally sound and we believe they are suitable for our future operations. We have hired a contractor to undertake the refurbishment of one of the platforms and have initiated work on this project. All seven wells in the Corvina Field encountered indications of natural gas and apparent reservoir-quality formations, although only one of the wells, the CX11-16X, was completed and tested. At the time these wells were drilled, there was no commercial market for natural gas in the region. The CX11-16X produced natural gas at rates as high as 16.6 million cubic feet of gas per day (“MMcf/d”) during two separate tests over a period of approximately 20 days each. The well was temporarily abandoned. We believe this well can be reestablished as a producing well.

In the Piedra Redonda Field, two wells were drilled by Belco in the early 1980’s. Indications of natural gas were present in both wells. One well was completed, while the other well encountered abnormally high pressures and was abandoned prior to reaching its intended total depth. There is also a drilling and production platform in place in the Piedra Redonda Field. The completed well in the Piedra Redonda Field, the C18X, produced natural gas at rates as high as 8.3 MMcf/d over a period of approximately 20 days during an extended test in 1979 and was also temporarily abandoned. We believe this well can be reestablished as a producing well.

GCA reviewed all available technical data, including a large volume of 2-D seismic data, well logs, drilling and completion reports, well test information, and other geological and geophysical data and analysis. The Company intends to develop these resources as discussed in “Management’s Discussion and Analysis and Plan of Operation.” The development of these resources will require a significant financial investment which is presently estimated to be in excess of $112 million. We do not currently have the financial capacity or commitments for a development program of this magnitude. Accordingly, the Company has not disclosed amounts of proved reserves in its SEC filings. At such time as we obtain sufficient financial commitments to proceed with the full development of Block Z-1 and all other conditions necessary to record proved reserves are met, we expect to record SEC proved reserves and disclose such reserves in future SEC filings as permitted by SEC rules.

BPZ’s Properties in Ecuador

In June 2004, we acquired the common stock of SMC Ecuador, Inc., a Delaware corporation, the owner of a 10% interest in a non-operated producing oil and gas property located in the Republic of Ecuador (the “Santa Elena Property”). The Santa Elena Property is located west of the city of Guayaquil along the coast of Ecuador. The license contract provides for royalty payments equal to 23% of production. There have been almost 3,000 wells drilled in the field since production began in the 1920’s. Currently, there are approximately 1,250 active wells which produce approximately 2,000 barrels of oil per day. The majority of the wells produce intermittently by gas lift, mechanical pump or swabbing techniques. Crude oil is gathered in holding tanks and pumped via pipeline to an oil refinery in the city of Libertad, Ecuador.

Item 3. Legal Proceedings

Navidec was advised in February 2004 that the SEC was conducting an informal inquiry to determine whether Navidec had violated federal securities laws. The SEC made an informal request that Navidec voluntarily produce certain documents, which were provided to the SEC in May 2004. Based on the inquiries made and the information requested, we believe the SEC’s investigation relates, at least in part, to the restatement of Navidec’s reported earnings for the first and second quarters of 2003. This restatement was reported in Navidec’s Form 10-Q for the third quarter of 2003 filed on December 11, 2003.

In December 2004, we received notice that the SEC had issued an Order Directing a Private Investigation and Designating Officers to Take Testimony, and would be conducting a formal investigation. We are cooperating fully with the SEC in this matter. As of December 31, 2005, a total of approximately $50,000, primarily in legal fees, had been incurred in connection with the SEC investigation. Pursuant to the Merger agreement, we have been indemnified by NFS for the costs of the SEC investigation and NFS has borne the costs incurred to date. We are not aware of the future actions, if any, which the SEC intends to pursue in this matter, but no assurance can be given that the investigation will be resolved without negative consequences to the Company.

In February 2006, we filed a petition in the District Court of Arapahoe County, Colorado for the judicial dissolution of Navidec Financial Services, Inc. (“NFS”) and the appointment of a receiver for NFS. BPZ is seeking this action on behalf of those shareholders entitled to the spin-off of NFS shares pursuant to the Merger Agreement with Navidec, Inc. dated July 8, 2004. Despite the fact that the Merger was consummated in September 2004, the spin-off has not occurred and it appears highly unlikely or impossible that it will be completed. BPZ is the record owner of approximately 65% of the common shares of NFS, although the pre-merger shareholders of Navidec, Inc. are the ultimate beneficiaries of the spin-off. Accordingly, BPZ claims no beneficial interest in NFS. The directors of BPZ believe that the liquidation of NFS and distribution of the net cash value to the beneficial owners is the most viable option to accomplish the intent and spirit of the spin-off and is the best financial alternative for such owners. Additionally, we believe that the appointment of a receiver is necessary to independently manage and wind-up the affairs of NFS. This matter is being contested by NFS and we cannot predict the outcome or timing of this matter

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Prior to June 5, 2002, our common stock was traded on the Nasdaq National Market under the symbol “NVDC”. On that date, we commenced trading on the Nasdaq Small Cap Market. On August 18, 2003 Navidec received notice from the Nasdaq Small Cap Market that it was not in compliance with the rules regarding the minimum requirements for stockholders’ equity. As a result, it began trading on the OTC Bulletin Board under the same symbol on August 20, 2003. In connection with the Merger, we changed our name to BPZ Energy, Inc. and began trading under the symbol “BPZI” on February 7, 2005, also on the OTC Bulletin Board. On December 27, 2005, as a result of a delay in filing our quarterly report on Form 10-Q for the quarterly period ended September 30, 2005, we became ineligible for trading on the OTC Bulletin Board and began trading over the counter on the Pink Sheets under the symbol “BPZI.”

The following table sets forth, for the periods indicated, the high and low prices of a share of our common stock as reported on the Nasdaq National Market, Nasdaq Small Cap Market, OTC Bulletin Board and the OTC Pink Sheets for the applicable time periods. The quotations provided for the OTC markets reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
2005
Fourth quarter	$5.05	$1.01
Third quarter	6.00	4.00
Second quarter	6.50	3.70
First quarter	6.90	3.20
2004
Fourth quarter	5.60	2.90
Third quarter	3.75	1.25
Second quarter	2.05	1.10
First quarter	1.25	0.98

Holders

As of December 31, 2005, we had approximately 328 shareholders of record, plus an estimated 2,650 beneficial owners of our common stock.

Dividend Policy on Common Stock

We have never paid cash dividends on our stock. For the foreseeable future, we intend to retain earnings, if any, to meet our working capital requirements and to finance future operations. Accordingly, we do not plan to declare or distribute cash dividends to the holders of our common stock in the foreseeable future.

Equity Compensation Plan

The BPZ Energy, Inc. 2005 Long-Term Incentive Compensation Plan (the “LTIP” or “Plan”) permits the Board of Directors to award eligible employees, directors and consultants with incentive-based and non-incentive-based compensation.  See Note 9 to the Consolidated Financial Statements for further details about this Plan.

Recent Sales of Unregistered Securities

On January 30, 2004, prior to the Merger, Navidec, Inc. closed a private placement of 564,500 units at $1 per unit, for total gross proceeds of $564,500. Each unit consisted of one common share, one “A” Warrant exercisable at $2.00 per share and one “B” Warrant exercisable at $4.00 per share.

In July 2004, in connection with a Director’s Agreement, the Company issued options to acquire up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.30 per share to the former Chief Executive Officer of Navidec, Inc., who was at the time a director of the Company. See Note 9 to the Consolidated Financial Statements for further details about this stock option issuance.

On September 10, 2004, in connection with the Merger of Navidec and BPZ-Texas, the Company issued 9,000,000 shares of common stock in a stock for stock exchange to the shareholders of BPZ-Texas. This transaction is more fully described in “Description of Business – Navidec Merger Transaction” included herein. Also in connection with the Merger, the Company issued 662,149 shares of common stock to Navidec Financial Services, Inc. (“NFS”), an affiliate of the Company.

Pursuant to a Business Consulting Agreement entered into in connection with the Merger, the Company issued to NFS, an affiliate of the Company, fully vested warrants to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share. Such warrants expire on July 31, 2006. See Note 9 to the Consolidated Financial Statements for further details about this transaction.

On September 29, 2004, the Company issued 500,000 shares of common stock to an individual in exchange for the retirement of $1,020,529 of debt.

As of September 30, 2004, the Company closed a private placement of common stock for cash that began on July 27, 2004. The offering raised a total of $6,000,000 in gross proceeds through the sale of 3,000,000 common shares at a price of $2.00 per share to a total of 78 accredited investors. The proceeds of the offering were approximately $5,507,000 after deducting placement agent fees of $360,000 and other offering expenses of $133,000. The primary placement agent was Spencer Edwards Investments, Inc. of Denver, Colorado, which placed 1,534,450 shares, or 51% of the offering.  Also, Moloney Securities Co., Inc. of St. Louis, Missouri placed 395,000 shares, or 13% of the offering and Neidiger, Tucker, Bruner, Inc. of Denver, Colorado placed 320,000 shares, or 11% of the offering.  The remaining shares, totaling 750,550 shares, were placed without an agent.

On July 1, 2005 the Company issued 9,000,000 shares of common stock to the former shareholders of BPZ-Texas in connection with earn-out provisions in the Merger Agreement. This transaction is more fully described in “Description of Business – Navidec Merger Transaction” included herein.

On July 1, 2005, the Company issued 250,000 shares of common stock to acquire a 4% net working interest in the Santa Elena Property in Ecuador from an individual who had received the interest in connection with financing provided to the Company for the original acquisition of the property in June 2004.

On July 19, 2005, the Company completed a private placement of 11,466,000 shares of common stock to pursuant to a Stock Purchase Agreement dated July 19, 2005. The common stock was priced at $3.00 per share, which resulted in gross proceeds to the Company of approximately $34.4 million. Net proceeds from the private placement were $31.9 million. For its services as placement agent in connection with the transaction, Morgan Keegan & Company, Inc. received 7% of the gross proceeds from the offering and warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share. Such warrants expire on July 19, 2010.

On September 30, 2005, the Company issued 15,000 shares of common stock to an individual for financial management and consulting services performed.

On December 17, 2005, the Company issued 92,705 shares of common stock in lieu of cash to which the investors would have otherwise been entitled pursuant to delays in the effectiveness of the Company registration statement in connection with the private placement of common stock on July 19, 2005. See Note 9 to the Consolidated Financial Statements for further details about this transaction.

On December 31, 2005 the Company issued 20,000 shares of common stock to an individual for legal consulting services performed.

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

Our operating and administrative expenses to date have consisted principally of general and administrative costs and geological, geophysical and engineering costs. General and administrative costs have increased significantly from $1,752,927 during 2004 to $4,422,747 during 2005 as a result of our increased activity levels, additional personnel and costs associated with being a public company. We incurred $998,131 of geological, geophysical and engineering costs in 2005 primarily related to our Block Z-1 gas-to-power project, compared to $360,965 in 2004.

Also, during 2005, we incurred $1,382,479, in stock-based compensation as a result of amortizing the deferred compensation expense related to (i) a grant of 150,000 shares of restricted common stock to our independent directors; (ii) a grant of 970,000 shares of restricted common stock to three of our officers; (iii) 500,000 stock options issued to the former CEO of Navidec. During 2004, we recorded stock-based compensation expense of $4,414,935 primarily as a result of shares issued for services to employees and consultants of BPZ-Texas prior to the Merger.

For the year ended December 31, 2005 we recorded a loss attributable to our equity ownership of NFS in the amount of $2,156,859. As of December 31, 2005, BPZ’s investment in NFS, after reclassification of treasury securities, is zero. We are not obligated to fund additional losses of NFS and will not record future losses of NFS in excess of our net investment. In the prior year, during the period from the date of the Merger to December 31, 2004, we recorded a loss attributable to our equity ownership of NFS in the amount of $1,964,103. Also, in the prior year, during the period from the date of the Merger to December 31, 2004, the issuance of equity securities by NFS at a price below our book value per share resulted in a recorded loss of $1,893,176. During 2005 the issuance of equity securities by NFS at a price above our book value per share would have resulted in a gain. However, we recognize gains only to the extent of previous losses during the period being reported and accordingly, no net gain was reported in 2005. All of the gains and losses attributable to NFS are non-cash transactions to us.

We received net cash distributions from our Ecuador property of $605,278 during 2005, compared to net cash distributions of $190,621 during 2004, which included only six months from the acquisition of the property in June 2004. Our net interest in the property also increased from 6% to 10% in June 2005. Since our investment consists of an interest in a producing oil and gas property, we are amortizing the investment on a straight-line basis over the remaining term of the license agreement covering the property. Accordingly, we recorded $136,552 of amortization expense during 2005, compared to $42,760 during the six months we owned the property during 2004.

We incurred interest expense of $11,149 and amortization of deferred financing costs of $67,561 in 2005, principally from notes payable incurred to finance the acquisition of SMC in June 2004. In the prior year we incurred interest expense of $66,959 related to the notes payable incurred to finance the acquisition of SMC in June 2004 and other borrowings, as well as amortization of deferred financing costs of $360,439 primarily from notes payable incurred to finance the acquisition of SMC in June 2004.

As a result of our increased cash balance from the private placement of common stock, we received interest income of $509,808 during the year ended December 31, 2005. However, as a result of a delay in obtaining an effective Registration Statement we are liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares for each thirty day period until the Registration Statement is declared effective by the SEC. Accordingly, the Company recorded $515,967 of registration delay expense during the year ended December 31, 2005.

We realized a net loss of $8,563,848, or $0.24 per share, for the year ended December 31, 2005, compared to a net loss of $10,652,671, or $1.24 per share for the same period in 2004.

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

Corvina Field

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

The Corvina Field has an existing platform which we believe can be refurbished to make it suitable for drilling operations. We have hired a contractor to refurbish the platform and work on this project is ongoing. Our initial plans call for the drilling of three new wells from the existing platform. There is also a shut-in gas well which we intend to recomplete and utilize for gas production. We expect that successful results of these wells will permit us to disclose proved reserves, provided that we also have sufficient capital resources to be reasonably assured that such reserves can be developed by us. We are working to obtain the required environmental and drilling permits and complete the platform refurbishment in order to commence drilling operations in June 2006. Further development drilling from the existing platform, encompassing three additional wells, is expected to be funded from project cash flows after the power plant is operational.

Our plan of operation envisions the installation of a company-owned 160 megawatt (“MW”) gas-fired electric generation plant near the town of Caleta Cruz, in northwest Peru. In August 2005 we awarded the turnkey contract for the engineering, procurement and construction (EPC) of the power plant project to BTEC Turbines LP of Houston (“BTEC”). The contract was awarded following a comprehensive six-month bidding process that included field visits by all of the bidders. Under the EPC contract, the final terms of which are being negotiated, BTEC is expected to supply two General Electric Frame 7 simple-cycle gas-fired turbines. BTEC will also act as the main contractor for the design, transportation, construction, startup and commissioning of the power plant. Our plan is to own 100% of the power plant. Accordingly, our revenues from the natural gas delivered to the power plant will be derived from the sale of electricity.

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

Albacora Oil Field Redevelopment

In addition to the Corvina Field project, we have initiated the redevelopment of the Albacora oil field located offshore in the northern part of Block Z-1. The field has three shut-in oil wells and a drilling and production platform in place which we believe can be refurbished to make it suitable for drilling operations and is less than 100 miles away from the Talara refinery. We believe this oil field has significant upside potential for successful redevelopment and additional exploration. Our independent reserve engineers are currently conducting a review of the Albacora oil field’s crude oil resources and we have initiated efforts to refurbish the drilling and production platform.

Other Projects

In addition to the Corvina and Albacora projects, we have other fields within Block Z-1 and Block XIX, which we intend to exploit in the future. We have secured the environmental permits and other authorizations to shoot seismic in Block Z-1 and Block XIX. We recently completed a technical evaluation of Area VI and have initiated negotiations to obtain a license contract for exploration activities in that area. Area VI is a large onshore block in northwest Peru which encompasses the entire Lancones Basin. Based on the results of our technical evaluation of Area XVI, we have informed Perupetro of our decision not to pursue a license contract for that area. We intend to obtain additional funding for these projects from industry or capital market sources, but we are not currently planning to make significant capital expenditures for seismic acquisition or other exploration and development activities until we have secured such additional financing.

Capital Expenditures

We are currently developing engineering plans and designs for the various components of our initial plan of operation in the Corvina Field. We have obtained cost estimates for most of the major equipment components and the shipping, construction, installation and associated services. However, the costs of these procurement and construction activities can be difficult to accurately predict and are subject to change and contingencies. Based on our current estimates, we expect that our initial project, including the cost of the natural gas pipeline to Arenillas, Ecuador, will require total capital expenditures on the order of $112.5 million, including import duties and contingencies. Our budget has increased as a result of higher projected drilling costs and the selection of larger capacity turbines. This estimate of capital expenditures does not include value added tax (referred to as “IGV” in Peru). IGV is generally imposed on goods and services at a rate of 19%. Certain expenditures are exempt from IGV or eligible for immediate refund. IGV paid on capital expenditures is generally recoverable from our future revenue billings within Peru and is not considered part of the capitalized costs of the equipment to which it relates. We may also be able to defer payment of certain of these expenditures or obtain separate financing for the IGV.

Project Capital Budget

($ millions)
Power plant and related equipment	49.6
Pipelines and processing facilities	29.1
Platform and wells	23.8
Contingencies	10.0
Total estimated capital budget	112.5

Liquidity and Capital Resources

Our initial project for the Corvina Field in offshore Block Z-1 located in northwest Peru, totaling approximately $112.5 million, includes the refurbishment of the CX-11 platform, rehabilitation of an existing well and the drilling of three new wells, installation of a 10-mile gas pipeline from the platform to shore, construction of a 160 MW simple-cycle electric generating plant, and the construction of a 40-mile gas pipeline to supply gas to third party generators in Arenillas, Ecuador.

In connection with the Merger, we received net proceeds of approximately $5.5 million from a private placement of our common stock. In July 2005, we completed a private placement of 11,466,000 shares of common stock for net proceeds of approximately $31.9 million. Morgan Keegan & Company, Inc. served as placement agent for the offering. We also received $3.9 million from the exercise of warrants during 2005. As of December 31, 2005, our cash balance was approximately $29.5 million.

In January 2005, we deposited $1.3 million as restricted cash to secure our performance obligations under the second exploration period of the Block Z-1 license contract. We intend to satisfy this obligation by drilling a well, which is currently expected to cost approximately $5.0 million and is included in the capital budget for the project. During the year ended December 31, 2005, we incurred capital expenditures of approximately $4.4 million, primarily on refurbishment of the Corvina platform and power plant design costs. In addition, we have committed to pay $5.5 million in early 2006 to mobilize and upgrade a platform drilling rig for use in the Corvina Field and potentially for our other projects.

In May 2005, we signed a Mandate Letter with the International Finance Corporation (“IFC”), a member of the World Bank Group based in Washington, D.C. The Mandate Letter specifies that the IFC will appraise our project in Peru to determine the feasibility and structure of potential financing for the project. The IFC’s appraisal of the project will include a review of the technical, economic, commercial, financial, environmental and legal aspects of the project. IFC’s financing, the structure of which would be defined during the appraisal process, will depend on the project and the Company meeting the IFC’s financing criteria, the overall financing plan being acceptable to IFC, approval of the investment by management and the Board of IFC, and the execution of all appropriate documentation, in form and substance satisfactory to IFC. As part of the Mandate, we have agreed to pay fees of $285,000 and customary expenses during the appraisal period. The IFC is continuing its due diligence on the project.

In recognition of the revised drilling timeline, the IFC recently extended the Mandate period through August 2006 and is reviewing a proposed increase in the total amount of the financing based on the increased capital budget for the project.

With our current cash balance and proceeds from the expected IFC financing, we believe we will have sufficient capital resources to execute the project as currently planned. However, the timing and execution of our project is dependent on a variety of factors, including technical design of facilities, permitting, availability of equipment, time and costs required for delivery and construction, performance by contractors and financing, many of which are outside our control.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

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

Successful Efforts Method of Accounting

We follow the successful efforts method of accounting for our investments in oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. Certain costs of exploratory wells are capitalized pending determinations that proved reserves have been found. If the determination is dependent upon the results of planned additional wells and required capital expenditures to produce the reserves found, the drilling costs will be capitalized as long as sufficient reserves have been found to justify completion of the exploratory well and additional wells are underway or firmly planned to complete the evaluation of the exploratory well. All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive or at the one year anniversary of completion of the well if proved reserves have not been attributed and capital expenditures as described in the preceding sentence are not required. We assess our capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings. Other exploration costs, including geological and geophysical costs, are expensed as incurred. We will recognize gains or losses on the sale of properties, should they occur, on a field-by-field basis.

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

Future Dismantlement, Restoration, and Abandonment Costs

The accounting for future development and abandonment costs changed on January 1, 2003, with the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligation” (“ARO”), which requires that the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The accrual is based on estimates of these costs for each of our properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these costs is difficult and requires management to make estimates and judgments that are subject to future revisions based on numerous factors, including changing technology, the political and regulatory environment and estimates as to the proper discount rate to use and timing of abandonment.

Our plan of operations includes the drilling of wells and the construction of an electric power generation plant. We will be required to plug and abandon those wells and restore the well sites and power generation site upon abandonment if they are abandoned prior to the end of the contract period. However, due to the fact that we have not yet begun operations, we do not have sufficient information to determine the timing, nor calculate the present value, of the obligation. Therefore, no such provision is reflected in the accompanying consolidated financial statements.

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

Accounting Changes and Error Corrections

In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable. In contrast, APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of its effective date. We have elected to adopt the provisions of SFAS 154 on January 1, 2006. We do not expect adoption to have a material effect on our results of operations or financial position.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and branch offices.  All intercompany balances and transactions have been eliminated.  However, as discussed in Note 6 to the Consolidated Financial Statements, we account for our nominal ownership in Navidec Financial Services, Inc. (“NFS”) under the equity method.  Pursuant to the Merger Agreement, we are contractually bound to spin-off NFS to the pre-merger shareholders of Navidec.  Pending the final distribution of NFS shares in the spin-off, we are the nominal owner of a majority of the common shares of NFS, but we do not control NFS.  As of December 31, 2005, our net investment in NFS is zero. We are not obligated to fund additional losses of NFS and will not record future losses of NFS in excess of our net investment.

Our accounting policy regarding partnership or joint venture interests in oil and gas properties is to consolidate such interests on a pro-rata basis in accordance with accepted practice in the oil and gas industry.  However, we have not been able to receive timely information to allow us to proportionately consolidate the minority non-operated working interest owned by our consolidated subsidiary, SMC Ecuador Inc.  See Note 5 to the Consolidated Financial Statements for further discussion regarding the investment in our Ecuador property.  Accordingly, we account for this investment under the cost method.  As such, we record our share of cash received or paid attributable to this investment as other income or expense.

Foreign Exchange

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador. Ecuador has adopted the U.S. Dollar as its official currency. Peru, however, still uses its local currency, Nuevo Soles, in addition to the U.S. Dollar and therefore our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation of that country. We have adopted SFAS No. 52, “Foreign Currency Translation,” which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet monetary accounts using current exchange rates in effect at the balance sheet date, non-monetary accounts using historical exchange rates in effect at the time the transaction occurs, and for revenue and expense accounts using a weighted average exchange rate during the period reported. Accordingly, the gains or losses resulting from such translation are included in other income and expense in the consolidated statements of operations. Due to the relatively low level of activity to-date and the relatively steady exchange rate in Peru, translation differences, if any, were immaterial.

Item 7.                                   Financial Statements

BPZ Energy, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004 and for the period from August 20, 2001 (Inception) to December 31, 2005

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 30, 2005 and 2004 and for the period from August 20, 2001 (Inception) to December 31, 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

We have audited the consolidated balance sheets of BPZ Energy, Inc. and Subsidiaries (A Development Stage Company), as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and for the period from August 20, 2001 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BPZ Energy, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years then ended and for the period from August 20, 2001 (date of inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Johnson Miller & Co., CPA’s PC
Johnson Miller & Co., CPA’s PC

Midland, Texas
March 30, 2006

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

As of December 31, 2005 and 2004

	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$29,455,130	$4,014,191
Restricted cash	—	100,000
Other	869,669	72,159
Total current assets	30,324,799	4,186,350

Property, equipment and construction in progress, net	4,365,040	5,505
Restricted cash	1,455,953	—
Investment in Ecuador property, net	1,945,188	969,240
Investment in Navidec Financial Services	—	1,130,511

Total assets	$38,090,980	$6,291,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$747,347	$311,613
Accrued liabilities	470,632	54,342
Other liabilities	70,516	—
Note payable	—	208,986

Total current liabilities	1,288,495	574,941

Long-term debt	70,908	—

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized, none issued	—	—
Common stock, no par value, 250,000,000 authorized	60,633,684	17,478,446
Additional paid in capital — warrants and stock options	2,362,283	2,341,795
Deferred stock-based compensation	(3,992,172)	—
Common stock and warrants held by affiliate	(2,458,975)	(2,854,181)
Stock subscription receivable	(230,825)	(230,825)
Deficit accumulated during the development stage	(19,582,418)	(11,018,570)

Total stockholders’ equity	36,731,577	5,716,665

Total liabilities and stockholders’ equity	$38,090,980	$6,291,606

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

Years ended December 31, 2005 and 2004

	Cumulative Amounts from August 20, 2001 (Inception) to December 31, 2005	2005	2004

Revenue	$—	$—	$—

Operating and administrative expenses:
General and administrative	6,548,180	4,422,747	1,752,927
Stock-based compensation	5,797,414	1,382,479	4,414,935
Geological, geophysical and engineering	1,359,096	998,131	360,965
Depreciation expense	29,795	29,638	157

Total operating expenses	13,734,485	6,832,995	6,528,984

Operating loss	(13,734,485)	(6,832,995)	(6,528,984)

Other income (expense):
Investment income from SMC Ecuador, net of amortization	616,587	468,726	147,861
Equity in loss of NFS	(4,120,962)	(2,156,859)	(1,964,103)
Loss on issuance of equity securities by NFS	(1,893,176)	—	(1,893,176)
Interest expense	(78,108)	(11,149)	(66,959)
Amortization of deferred financing costs	(428,000)	(67,561)	(360,439)
Registration delay expense	(515,967)	(515,967)	—
Interest income	509,808	509,808	—
Miscellaneous income	61,885	42,149	13,129

Total other income (expense)	(5,847,933)	(1,730,853)	(4,123,687)

Loss before income taxes	(19,582,418)	(8,563,848)	(10,652,671)

Income taxes	—	—	—

Net loss	$(19,582,418)	$(8,563,848)	$(10,652,671)

Basic and diluted net loss per share		$(0.24)	$(1.24)

Weighted average common shares outstanding		36,078,760	8,558,525

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2005 and 2004

	Common Stock Issued		Additional Paid-in	Deferred Stock-based	Common Stock and Warrants Held by	Stock Subscription	Deficit Accumulated During the Development
	Shares	Amount	Capital	Compensation	Affiliate	Receivable	Stage	Total

Balance, December 31, 2003	4,103,454	$1,000	$—	$—	$—	$—	$(365,899)	$(364,899)

Common stock issued for services	2,857,642	3,714,935	—	—	—	—	—	3,714,935
Stock-based compensation	—	—	700,000	—	—	—	—	700,000
Common stock issued in acquisition	3,860,517	5,713,565	—	—	—	—	—	5,713,565
Warrant and stock options issued or assumed in acquisition	—	—	1,785,359	—	—	—	—	1,785,359
Conversion of long-term debt to common stock	1,802,376	685,000	—	—	—	—	—	685,000
Common stock issued for cash and future consideration	236,528	350,000	—	—	—	(230,825)	—	119,175
Exercise of stock options assumed in acquisition	220,868	486,610	(143,564)	—	—	—	—	343,046
Common stock sold for cash, net of offering costs	3,000,000	5,506,807	—	—	—	—	—	5,506,807
Conversion of note payable to common stock	500,000	1,020,529	—	—	—	—	—	1,020,529
Common stock and warrants held by affiliate	—	—	—	—	(2,854,181)	—	—	(2,854,181)
Net loss	—	—	—	—	—	—	(10,652,671)	(10,652,671)

Balance, December 31, 2004	16,581,385	17,478,446	2,341,795	—	(2,854,181)	(230,825)	(11,018,570)	5,716,665

Stock-based compensation	35,000	146,650	300,000	—	—	—	—	446,650
Exercise of stock options assumed in acquisition	401,389	892,045	(260,903)	—	—	—	—	631,142
Exercise of warrants	1,403,500	4,211,870	(343,609)	—	—	—	—	3,868,261
Restricted stock awards	1,120,000	4,928,000	—	(3,992,172)	—	—	—	935,828
Common stock issued to acquire property interest	250,000	1,112,500	—	—	—	—	—	1,112,500
Common stock sold for cash, net of offering costs	11,466,000	31,917,213	—	—	—	—	—	31,917,213
Warrants issued in connection with sale of common stock	—	(325,000)	325,000	—	—	—	—	—
Common stock issued pursuant to merger earn-out agreement	9,000,000	—	—	—	—	—	—	—
Net change in common stock and warrants held by affiliate	—	—	—	—	395,206	—	—	395,206
Common stock issued for registration delay expenses	92,705	271,960	—	—	—	—	—	271,960
Net loss	—	—	—	—	—	—	(8,563,848)	(8,563,848)

Balances at December 31, 2005	40,349,979	$60,633,684	$2,362,283	$(3,992,172)	$(2,458,975)	$(230,825)	$(19,582,418)	$36,731,577

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

Years ended December 31, 2005 and 2004

	Cumulative Amounts from Inception to
	December 31, 2005	2005	2004

Cash flows from operating activities:
Net loss	$(19,582,418)	$(8,563,848)	$(10,652,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,797,414	1,382,479	4,414,935
Stock issued for registration delay expenses	271,960	271,960	—
Depreciation expense	29,795	29,638	157
Amortization of investment in SMC Ecuador	179,312	136,552	42,760
Amortization of deferred financing fees	428,000	67,561	360,439
Equity in loss of Navidec Financial Services	4,120,962	2,156,859	1,964,103
Loss on issuance of equity securities by Navidec Financial Services	1,893,176	—	1,893,176
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(869,671)	(865,072)	(418)
Increase in accounts payable	747,349	435,736	301,137
Increase in accrued liabilities	452,134	397,792	39,692
Increase in other liabilities	70,517	70,517	—
Net cash used by operating activities	(6,461,470)	(4,479,826)	(1,636,690)

Cash flows from investing activities:
Property and equipment additions	(4,394,839)	(4,389,177)	(5,662)
Restricted cash	(1,455,953)	(1,355,953)	140,000
Investment in Ecuador property	(1,440,000)	—	(1,440,000)
Net cash used by investing activities	(7,290,792)	(5,745,130)	(1,305,662)

Cash flows from financing activities:
Borrowings	2,245,325	115,325	1,375,000
Repayments of borrowings	(450,389)	(234,904)	(215,485)
Proceeds from exercise of warrants, net	3,868,261	3,868,261	—
Proceeds from sale of common stock, net	37,544,195	31,917,213	5,625,982
Advances to affiliates	—	—	162,890
Net cash provided by financing activities	43,207,392	35,665,895	6,948,387

Net increase (decrease) in cash and cash equivalents	29,455,130	25,440,939	4,006,035
Cash and cash equivalents at beginning of period	—	4,014,191	8,156
Cash and cash equivalents at end of period	$29,455,130	$29,455,130	$4,014,191

Supplemental cash flow information:
Cash paid for:
Interest	$77,704	$13,761	$63,943
Non – cash items:
Common stock issued for property interest	$1,112,500	$1,112,500	$—
Warrants issued to private placement agent	325,000	325,000	—
Common stock issued in acquisition	5,713,565	—	5,713,565
Warrants and stock options assumed in acquisition	1,785,359	—	1,785,359
Common stock and warrants held by affiliate	2,458,975	(395,206)	2,854,181
Imputed financing costs	428,000	—	428,000
Proceeds received by NFS from exercise of stock options	974,189	631,143	343,046
Issuance of common stock for subscription receivable	230,825	—	230,825
Conversion of long-term debt to common stock	685,000	—	685,000
Conversion of notes payable to common stock	1,020,529	—	1,020,529

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1 – Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

BPZ Energy, Inc., a Colorado corporation, was incorporated in 1993. It was formerly named Navidec, Inc. Based in Houston, Texas, we are a development stage company with properties in northwest Peru and southwest Ecuador. We are focused on the development and production of oil and natural gas and we intend to utilize part of our future natural gas production for the complementary development of gas-fired power generation.

On September 10, 2004, BPZ Energy, Inc., a Texas corporation (“BPZ-Texas”), consummated a reverse merger with Navidec, Inc. (“Navidec”) whereby BPZ-Texas became a wholly owned subsidiary of Navidec (the “Merger”). However, in the Merger, the stockholder group of BPZ-Texas obtained majority ownership and management control of the combined Company. Accordingly, for accounting purposes, the Merger was treated as a reverse merger of Navidec by BPZ-Texas. All financial statements presented herein represent the historical financial statements of the accounting acquirer, BPZ-Texas. The details of the Merger are discussed in Note 2 to the Consolidated Financial Statements. On February 4, 2005, the legal parent company, Navidec, Inc., changed its name to BPZ Energy, Inc. Although the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing to avoid confusion.

The Merger required the transfer of all of the pre-merger business assets and liabilities of Navidec to its wholly owned subsidiary, Navidec Financial Services, Inc. (“NFS”), and the spin-off of NFS to the shareholders of record of Navidec as of September 9, 2004, the date prior to the Merger. Upon consummation of the Merger, the Company became contractually and irrevocably bound to the spin-off of NFS to such pre-Merger shareholders. All legal requirements for the spin-off of NFS have been completed except for registration of the spin-off with the Securities and Exchange Commission and the final distribution of NFS common shares to the pre-merger shareholders of the Company. Pending such final distribution of NFS common shares, the Company remains the nominal owner of those shares, which are being held for the benefit of the spin-off shareholders. The Company accounts for its nominal investment in NFS under the equity method, as discussed in Note 6 to the Consolidated Financial Statements. As of December 31, 2005, the Company’s net investment in NFS is zero. As a result, future NFS losses will not be recorded by the Company. The Company has no control over the registration process of NFS and cannot predict when the management of NFS will be able to complete the final distribution of NFS common shares.

The Company maintains an office and a registered branch in Peru. Currently, BPZ has exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.7 million acres in northwest Peru. BPZ’s license contracts cover 100% ownership of both Block Z-1, which was signed in November 2001 and Block XIX, which was signed in December 2003. The license contracts provide for an initial exploration period of seven to ten years and require BPZ to conduct specified activities on the properties during this period. The total contract term can extend up to 30 years for oil development and production and 40 years for gas development and production. In December 2003, BPZ entered into a Technical Evaluation Agreement for Area VI. This agreement gave the Company the right to conduct a technical evaluation of the area over a 24-month period and the exclusive right to enter into a license contract if the evaluation indicated the potential for successful operations. In December 2005, BPZ initiated negotiations to obtain a license contract for Area VI.

The Company also owns a 10% non-operated working interest in a producing oil and gas property located in southwest Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

BPZ is in the development stage and to date its activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties. The Company has not drilled any wells or recognized any revenues from operations and we do not anticipate generating significant revenues from our properties prior to 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and branch offices. All intercompany balances and transactions have been eliminated. However, as discussed in Note 6 to the Consolidated Financial Statements, the Company accounts for its nominal ownership in NFS under the equity method. Pursuant to the Merger Agreement, defined below, the Company is contractually bound to spin-off NFS to the pre-merger shareholders of Navidec. Pending the final distribution of NFS shares in the spin-off, the Company is the nominal owner of a majority of the common shares of NFS, but does not control NFS. As a result of the cumulative losses by NFS recognized by the Company, as of December 31, 2005, the Company’s net investment in NFS is zero. The Company is not obligated to fund additional losses of NFS and will not record future losses of NFS in excess of its net investment.

The Company’s accounting policy regarding partnership or joint venture interests in oil and gas properties is to consolidate such interests on a pro-rata basis in accordance with accepted practice in the oil and gas industry. However, the Company has not been able to receive timely information to allow it to proportionately consolidate the minority non-operated working interest owned by its consolidated subsidiary, SMC Ecuador Inc. See Note 5 to the Consolidated Financial Statements for further discussion regarding the Company’s investment in its Ecuador property. Accordingly, the Company accounts for this investment under the cost method. As such, the Company records its share of cash received or paid attributable to this investment as other income or expense.

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

Debt Financing Costs

As discussed in Note 3 to the Consolidated Financial Statements, certain financing costs related to the acquisition of SMC Ecuador, Inc. were capitalized. The deferred debt financing costs were amortized over the term of the financing.

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

The Company assesses its capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings. Other exploration costs, including geological, geophysical and engineering costs, are expensed as incurred. The Company recognizes gains or losses on the sale of properties, should they occur, on a field-by-field basis.

Projects under construction are not depreciated or amortized until placed in service. For assets we construct, we capitalize direct costs, such as labor and materials, and indirect costs, such as overhead and interest. As of December 31, 2005, property and equipment consists of office equipment, vehicles and leasehold improvements made to the Company’s offices. All values are stated at cost and are depreciated on a straight-line basis over the estimated useful life of the assets or the term of the lease. Maintenance and repairs are expensed as incurred. Replacements, upgrades or expenditures which improve and extend the life of the assets are capitalized. When assets are sold, retired or otherwise disposed, the applicable costs and accumulated depreciation and amortization are removed from the appropriate accounts and the resulting gain or loss is recorded.

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

Environmental

The Company is subject to environmental laws and regulations of various U.S. and international jurisdictions. These laws and regulations, which are subject to change, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

Environmental costs that relate to current operations are expensed or capitalized as appropriate. Costs are expensed when they relate to an existing condition caused by past operations and will not contribute to current or future revenue generation. Liabilities related to environmental assessments and/or remedial efforts are accrued when property or services are provided and when such costs can be reasonably estimated.

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

New Accounting Pronouncements

Accounting Changes and Error Corrections

In June 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, which, replaced Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In contrast, APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of its effective date. We have elected to adopt the provisions of SFAS 154 on January 1, 2006. We do not expect adoption to have a material effect on our results of operations or financial position.

Note 2 – Acquisition of Navidec

On July 8, 2004, Navidec and BPZ-Texas entered into a Merger Agreement (the "Merger Agreement") which was consummated on September 10, 2004. The Merger was structured from a legal standpoint as the acquisition of BPZ-Texas by Navidec. However, in the Merger, the stockholder group of BPZ-Texas obtained majority ownership and management control of the combined Company. Accordingly, for accounting purposes, the Merger was treated as a reverse merger of Navidec by BPZ-Texas. All financial statements presented herein represent the historical financial statements of the accounting acquirer, BPZ-Texas. BPZ entered into the Merger primarily to give it access to the public markets in financing its development activities in South America.

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

BPZ allocated the purchase price to assets acquired and liabilities assumed at estimated fair values on the acquisition date, September 10, 2004. The excess of purchase price over the fair value of the net assets acquired as of the acquisition date has been reflected as goodwill in accordance with SFAS No. 141. The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Purchase Price Allocation

Value
Description	Allocated
BPZ common stock issued to NFS (662,149 shares)	2,125,498
Warrants to purchase BPZ common stock issued to NFS (1.5 million warrants)	2,640,000
Goodwill and intangible assets	2,400,753
Other assets and liabilities of NFS, net	332,673

Total purchase price allocation	$7,498,924

The purchase price paid for Navidec, Inc. is attributable solely to the value of NFS, Inc., an entity which is required to be spun-off, as discussed below. Accordingly, the purchase price is recorded under the caption, Investment in Navidec Financial Services, Inc. See Note 6 to the Consolidated Financial Statements for further details. Additionally, as disclosed in Note 9 to the Consolidated Financial Statements, the value of the Company’s common stock and warrants held by NFS are recorded as treasury securities.

Of the amounts shown above, $681,220 in cash and marketable securities has been allocated to other assets instead of a reduction to the purchase price because the cash remained with NFS following the Merger and is not available for use by the Company. The tax consequences of the merger have not been fully analyzed. However, it is believed that the excess of the purchase price over the net assets acquired will not be deductible for tax purposes.

The following unaudited information presents the pro forma effects of the Merger as if it had occurred on January 1, 2004:

Pro Forma Effects of the Merger

2004
Revenues	$—
Net loss	$(11,191,671)
Net loss per share (basic and diluted)	$(0.81)
Weighted average common shares outstanding	13,831,628

NFS Spin-off

The Merger Agreement also required the transfer of all of the pre-merger business assets and liabilities of Navidec to its wholly owned subsidiary, NFS, and the spin-off of NFS common stock to the shareholders of record of Navidec as of September 9, 2004, the date prior to the Merger.  Upon consummation of the Merger, BPZ became contractually and irrevocably bound to the spin-off of NFS to such pre-Merger shareholders. All legal requirements for the spin-off of NFS have been completed except for the filing of a registration statement with the Securities and Exchange Commission and the final distribution of NFS common shares to the pre-merger shareholders of the Company. Pending such final distribution of NFS common shares, the Company remains the nominal owner of those shares, which are being held for the benefit of the spin-off shareholders. The Company accounts for its nominal investment in NFS under the equity method, as discussed in Note 6 of the Notes to Consolidated Financial Statements. As of December 31, 2005, the Company’s net investment in NFS is zero. As a result, future NFS losses will not be recorded by the Company. The Company has no control over the registration process of NFS and cannot predict when the management of NFS will be able to complete the final distribution of NFS common shares.

Note 3 – Other Current Assets

Below is a summary of other current assets as of December 31, 2005 and 2004:

	2005	2004

Value added tax	$362,555	$—
Prepaid expenses and other	270,903	4,597
Deposits	181,347	—
Deferred financing costs	—	67,562
Interest receivable	54,864	—

	$869,669	$72,159

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 19%. Certain expenditures are exempt from IGV or eligible for immediate refund. IGV paid on capital expenditures is generally recoverable from future revenue billings within Peru and is not considered part of the capitalized costs of the equipment to which it relates. The Company has applied for early recovery of IGV paid as it does not anticipate first sales of power to the Peruvian power market until 2007. Prepaid expenses are primarily related to crane, barge and barge equipment rentals which will be credited against the monthly charter or daily rates once operations commence. Deposits are primarily to secure delivery of the drilling rig and rent deposits in connection with the Company’s offices in Houston and Peru.

Deferred financing costs at December 31, 2004 consisted primarily of capitalized financing costs related to the acquisition of SMC Ecuador, Inc. The Company amortized these costs to expense over the term of the financing.

Note 4 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of December 31, 2005 and 2004:

	2005	2004

Construction in progress:
Power plant and related equipment	$2,252,413	$—
Platforms and wells	1,190,707	—
Pipelines and processing facilities	512,357	—
Office equipment, leasehold improvements, and vehicles	439,359	5,662
Accumulated depreciation and amortization	(29,796)	(157)

Net property, equipment and construction in process	$4,365,040	$5,505

In 2005 the Company incurred costs associated with development and production of natural gas reserves and with the complementary development of gas-fired power generation for its own use in Peru. The costs relate to the initial engineering design work for the power plant, gas processing facility and pipeline, and acquiring and refurbishing one of the Company’s offshore platforms located in Block Z-1. The Company incurred costs for office equipment and leasehold improvements for its offices in Houston, Peru and Ecuador and for vehicles used in the Peruvian operations.

Note 5 – Investment in Ecuador Property and Note Payable

The Company has an investment in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1,945,188 as of December 31, 2005. The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense. Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016. Accordingly, the Company recorded amortization expense of $136,552 and $42,760 for the years ended December 31, 2005 and 2004, respectively.

In connection with the acquisition of the Santa Elena property, the Company had a note payable balance of $208,986 as of December 31, 2004. The note agreement required monthly installment payments of $31,366, including imputed interest at 15%, through July 1, 2005 and has been paid in full as of December 31, 2005.

As part of the note agreement, the holder of the note payable received beneficial ownership of a 4% net working interest in the Santa Elena Property. In June 2005, the Company entered into an agreement to issue 250,000 shares of the Company’s common stock, valued at $1,112,500, to acquire the holder’s 4% net working interest in the property. Accordingly, as of December 31, 2005, the Company owned the full 10% working interest in the Santa Elena Property.

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

As of the date of the Merger, September 10, 2004, NFS had 5,177,548 common shares outstanding, which shares are held by the Company for the benefit of the spin-off shareholders.  On September 21, 2004, the Board of Directors of NFS awarded to the management of NFS 1,200,000 fully vested NFS common shares and options to purchase an additional 1,200,000 NFS common shares at a cost of $0.05 per share.  This transaction resulted in the nominal ownership of BPZ being reduced from 100% to 81.2% (68.3% on a fully diluted basis) at December 31, 2004. During 2005, NFS issued 1,332,500 common shares and warrants to purchase 2,665,000 common shares in connection with a private placement. In addition, NFS issued stock options to purchase 1,875,000 shares of NFS stock to directors, employees, consultants and others. An option to purchase 250,000 common shares at an exercise price of $0.05 per shares was exercised during 2005.  In total, 2,782,500 shares of common stock have been issued and 5,490,000 potentially dilutive securities (options, warrants and a contingent issuance in connection with an acquisition) have been issued by NFS since the date of the merger.  As a result of these issuances, the nominal ownership of BPZ has been reduced to 65.1% (40.8% on a fully diluted basis) as of December 31, 2005.

To the extent that NFS conveys its shares or stock options to third parties for a per-share value less than the Company’s nominal basis in its investment in NFS, the issuance of these shares or stock options by NFS will result in a loss to the Company.  The issuance of common shares and stock options by NFS resulted in a recorded loss to the Company of $1,785,000 during 2004. Issuances in 2005, in the aggregate, have been at an amount in excess of BPZ’s basis per share.  The Company’s policy is not to recognize a net gain on equity issuances by NFS for amounts in excess of BPZ’s basis per share.  However, such gains were used to offset losses previously recorded in the current fiscal year.

Additionally, pursuant to the Merger Agreement, NFS is entitled to the proceeds received from the exercise of pre-merger stock options which were assumed by the Company in the Merger.  During the period from the effective date of the Merger through December 31, 2004 and for the year ended December 31, 2005, NFS received stock option proceeds of $343,000 and $631,000, respectively.  This amount is treated for accounting purposes as an additional investment in NFS by the Company.  To the extent that the Company has less than 100% nominal ownership of NFS, the receipt of stock option proceeds by NFS results in a loss to the Company based on the minority interest in NFS.  The Company recorded a loss of $108,000 during 2004 attributable to these stock option exercises. A loss of $224,000 in 2005 was not recorded because it was offset by gains on other equity issuances by NFS as described above.

NFS recognized a net loss of $2,419,000 during the period from the date of the Merger through December 31, 2004 and a net loss in 2005 of $3,171,000. Based on its 81.2% nominal ownership interest in NFS at December 31, 2004, the Company recorded an equity loss of $1,964,000 for 2004. Based on its nominal ownership interest in NFS (ranging from 78.1% to 65.1%), the Company recorded an equity loss of $2,157,000 for the year ended December 31, 2005.

The Company will not benefit economically from any positive operating results of NFS because it does not have beneficial ownership of or access to the cash or other assets of NFS.  The Company is not entitled to receive any distributions or dividends from NFS, nor could it cause NFS to declare a dividend because it does not control NFS.  Additionally, the Company is not directly or indirectly obligated for the liabilities, commitments or other obligations of NFS.  Although, the Company’s reported financial results have been materially affected by NFS’ operating results these adverse results do not affect the cash flows of the Company. In addition, as of December 31, 2005, the Company’s investment in NFS is zero. The Company is not obligated to fund additional losses of NFS and will not record future losses of NFS in excess of its net investment.

NFS will continue to be reflected as an equity investment in the financial statements of the Company until such time as the final distribution of NFS shares in the spin-off is consummated.  This is expected to require an effective registration statement with the SEC.  The Company has no control over the registration process of NFS and cannot predict when the management of NFS will be able to complete the final distribution of NFS common shares. The Company’s stockholders’ equity will not be affected at such time as the spin-off is consummated, because the Company’s net investment in NFS is zero as of December 31, 2005.

The Company presents its investment in NFS net of the reclassification of BPZ common stock and warrants held by NFS as treasury securities, as discussed in Note 9 to the Consolidated Financial Statements. The following table presents the activity in the Company’s investment account for NFS for the period from the effective date of the Merger through December 31, 2005:

	Year ended December 31, 2005	For the period from September 10, 2004 through December 31, 2004

Investment in NFS, beginning balance	$3,985,000	$—
Acquisition of NFS	—	7,499,000
Equity in loss of NFS	(2,157,000)	(1,964,000)
Loss on issuance of equity securities by NFS	—	(1,785,000)
Proceeds received by NFS from exercise of stock options	631,000	343,000
Loss on exercise of stock options	—	(108,000)
Ending investment before treasury securities elimination	2,459,000	3,985,000
Less treasury securities (BPZ common stock and warrants held by NFS)	(2,459,000)	(2,854,000)
Investment in NFS, ending balance	$—	$1,131,000

About NFS

NFS was formed in December 2002, with its principal office in Denver, Colorado, and is organized into three divisions: business development, mortgage services and technology.  The business development division focuses on identifying development stage companies and assisting in their growth by providing capital, consulting, personnel and other services, both internally and through the use of subcontractors.  The mortgage division provides loan origination and refinancing services in the residential and commercial mortgage market, primarily in the Phoenix, Arizona area.  In April 2005, NFS acquired Aegis Business Group, Inc. (“Aegis”), a technology company that develops and markets security solutions related to identity and computer access management. Aegis was sold in December 2005 to two individuals, one of whom is an officer of NFS and one of whom was a director of NFS at the time. The gain on sale of Aegis, representing the recovery of prior losses, was deferred by NFS at December 31, 2005 based on uncertainty over the collectibility of the note receivable.

Note 7 – Restricted Cash

As of December 31, 2005, the Company had posted performance bonds totaling $1,690,000 to secure the performance of its obligations and commitments related to its properties in Peru. Of such amount, $1,455,953 is collateralized by a restricted cash deposit. The remaining $240,000 performance bonds have been guaranteed by two individual shareholders of the Company.

As of December 31, 2004, the Company had posted performance bonds totaling $340,000 to secure the performance of its obligations and commitments related to its properties in Peru. Of such amount, $100,000 was collateralized by a restricted cash deposit. The $100,000 restricted cash deposit was classified as a current asset as the Company had met its obligations under the license contract and the performance bond expired in March 2005. The remaining $240,000 performance bonds were guaranteed by two individual shareholders of the Company.

All of the performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or technical evaluation agreement.

Note 8 – Long-Term Debt

On December 31, 2005, the Company had long-term debt of $70,908, consisting of two secured loans for the purchase of office furniture. Both loans have a term of 60 months, bearing interest at 5.94% and 9.44%, with principal and interest payments due on a monthly basis. There was no long-term debt outstanding at December 31, 2004.

Note 9 – Stockholders’ Equity

The Company has 250,000,000 shares of common stock, no par value, and 25,000,000 shares of preferred stock authorized for issuance. The common shares issued and outstanding at December 31, 2005 and 2004 are set forth below. For accounting purposes, the common shares held by NFS attributable to the Company’s equity interest in NFS are reflected as treasury shares. There were no preferred shares issued or outstanding as of December 31, 2005.

	December 31,	December 31,
	2005	2004
Common shares issued	40,349,979	16,581,385

Common shares owned by NFS	707,903	557,903
Company’s equity interest in NFS	65.1%	81.2%
Net common shares held by affiliate (treasury shares)	460,450	452,931

Common shares outstanding	39,889,529	16,128,454

In connection with the private placement of 11,466,000 common shares, the Company was obligated to prepare and file with the SEC a Registration Statement on Form SB-2 and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days from July 19, 2005. The Registration Statement was not declared effective by the required date and the Company became liable to the Investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $343,980, for each thirty day period until the Registration Statement is declared effective by the SEC. Certain of the private placement investors, totaling 79% of the aggregate investment, have agreed to accept common stock in lieu of cash for a maximum period of 90 days. As of December 31, 2005, the Company recorded registration delay expense totaling $515,967 of which approximately $407,937 of which $271,960 was paid by the issuance of 92,705 shares of common stock and $135,977 was paid subsequent to December 31, 2005 by the issuance of 49,596 shares of common stock. As of March 31, 2006, the Company’s Registration Statement on Form SB-2 had not been declared effective by the SEC and Company continues to be liable to the Investors for the aforementioned liquidated damages.

Common Stock and Warrants Held by Affiliate

As discussed in Note 2 to the Consolidated Financial Statements, NFS holds common stock and warrants in the Company. For accounting purposes, these common shares and warrants are treated as treasury securities and are recorded as a reduction of stockholders’ equity at the initial recorded value. As of December 31, 2005, NFS held 707,903 shares of the BPZ common stock and unexercised warrants to purchase 810,000 shares of BPZ common stock at an exercise price of $2.00 per share. The BPZ common stock and warrants held by NFS attributable to the Company’s 65.1% interest in NFS have an aggregate recorded value of $2,458,975, excluding unrealized gains or losses since the date of the Merger.

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

	December 31,	December 31,
	2005	2004
Stock options outstanding	1,653,652	2,055,041
Warrants outstanding	1,325,000	2,629,000
Shares issuable to consultant for services	10,000	—
Contingent incentive earn-out shares	485,000	—
Shares available pursuant to Long-Term Incentive Compensation Plan	2,880,000	—
Earn-out shares	—	9,000,000
Contingent Merger earn-out shares	9,000,000	9,000,000
Total potentially dilutive securities issued	15,353,652	22,684,041

Stock Options Outstanding

In connection with the Merger, BPZ, as the accounting acquirer, assumed all Navidec stock options outstanding, which were fully vested on the date of the Merger and expire on September 10, 2007. Exercise prices on these stock options range from $1.30 to $1.93 per share. Under the terms of the Merger agreement, NFS is entitled to receive all proceeds from the exercise of these options. As of December 31, 2004, there were 1,055,041 Navidec stock options outstanding. During the year ended December 31, 2005, 401,389 Navidec stock options were exercised and 653,652 were outstanding as of the end of the period.

Additionally, the Company granted options to purchase 1,000,000 shares of common stock at an exercise price of $1.30 per share to the former CEO of Navidec in connection with his service as a director and financial consultant to the Company. Of such stock options, 500,000 were fully vested on the date of the Merger. Vesting of the remaining 500,000 stock options is contingent upon the receipt of additional investment proceeds totaling $6 million, including proceeds from the exercise of outstanding warrants, provided such funding is received no later than September 10, 2006. These stock options, when vested, will expire 10 years from the date of grant. They were recorded at a fair value of $1.20 per share using the Black-Scholes model. The unvested options are being amortized over the 24-month vesting period at the rate of $25,000 per month unless the Company concludes that such options are no longer probable of vesting.

All of the above stock options were recorded at fair market value on the date of the Merger. Accordingly, no disclosure of pro forma results of operations under SFAS 123 is required.

Warrants Outstanding

In connection with the Merger, BPZ, as the accounting acquirer, assumed outstanding warrants to purchase 1,129,000 shares of the Company’s common stock. Of this total, 564,500 Class A warrants had an exercise price of $2.00 per share and 564,500 Class B warrants had an exercise price of $4.00 per share. All of such warrants were scheduled to expire during 2005. As of December 31, 2005, with the exception of 500 of the Class A warrants, all of such warrants had been exercised, resulting in net proceeds to the Company of $3,318,260.

In connection with the Merger, BPZ also issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share to NFS. Such warrants expire on July 31, 2006. Subsequent to the Merger, NFS conveyed 540,000 of such warrants to third parties. During 2005, 275,000 warrants had been exercised, resulting in net proceeds to the Company of $550,000. As of December 31, 2005 there were 1,225,000 of such warrants outstanding, of which 810,000 were held by NFS.

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

Shares Issuable for Services

The Company has a contingent obligation to issue 10,000 shares to a consultant for legal and business advisory services to be rendered in Peru, on May 21, 2006, pursuant to a service agreement.

Contingent Incentive Earn-Out Shares

During 2005, the Company’s Board of Directors awarded a total of 485,000 shares of incentive stock awards to three of the Company’s officers. Vesting of the incentive stock awards is contingent on the Company achieving net production of 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007, the same target as the Merger earn-out shares (see below). The total future stock-based compensation expense associated with these contingent incentive stock awards is $2,134,000 ($441,517 for 2005). As the Company has not yet obtained a firm financing commitment for its gas-to-power project, the Company does not consider the achievement of this target to be probable for accounting purposes and is not currently accruing the associated stock-based compensation expense.

Long-Term Incentive Compensation Plan

The BPZ Energy, Inc. 2005 Long-Term Incentive Compensation Plan (the “LTIP” or “Plan”) permits the Board of Directors to award eligible employees, directors and consultants with incentive-based and non-incentive-based compensation. The maximum number of shares of Stock of the Company that may be subject to incentives under the Plan, including without limitation is 4,000,000 shares, and such shares shall be reserved at all times until issued under the Plan. Of such amount, no more than 1,600,000 shares in the aggregate shall be eligible for the issuance of performance shares, stock grants, restricted stock grants and other stock-based incentives. The LTIP will be administered and managed within the discretion of compensation committee of the Company or, in the absence of such committee, by the Board of Directors. Incentives under the LTIP may be granted to eligible employees, directors or consultants in any one or a combination of incentive options, non-statutory stock options, stock appreciation rights, restricted stock grants, stock grants and performance shares. As of December 31, 2005 there were 2,880,000 of such shares available to be granted by the Company.

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

Note 10 – Affiliate and Related Party Transactions

As of December 31, 2005 and December 31, 2004, the Company had no outstanding balances with affiliates or related parties. As of December 31, 2003, BPZ-Texas, the reporting entity in these financial statements, had a net receivable of $162,890 due from BPZ and Associates, the parent of BPZ-Texas prior to the Merger. Additionally, during 2004, BPZ-Texas made additional cash payments to BPZ and Associates totaling $789,438. Of such payments, $370,000 related to the acquisition of SMC Ecuador, Inc., with $167,500 paid to third parties and $202,500 paid for the benefit of BPZ and Associates. The remaining amount of $582,328 was attributable to personnel and office expenses incurred by BPZ and Associates on behalf of BPZ-Texas and has been recorded as part of general and administrative expenses during the year ended December 31, 2004.

Note 11 – Income Taxes

There was no income tax expense or benefit for the years ended December 31, 2005 and 2004. The following table reconciles income taxes at the statutory rate to the Company’s effective rate for the years ended December 31, 2005 and 2004:

	2005	2004

Benefit computed at the expected statutory rate	$(2,911,708)	$(3,621,908)
Less: valuation allowance	2,911,708	3,621,908
Income tax expense	$—	$—

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

In December 2004, the Company received notice that the SEC had issued an Order Directing a Private Investigation and Designating Officers to Take Testimony, and would be conducting a formal investigation. BPZ is cooperating fully with the SEC in this matter. As of December 31, 2005, a total of approximately $50,000, primarily in legal fees, had been incurred in connection with the SEC investigation. Pursuant to the Merger Agreement, the Company has been indemnified by NFS for the costs of the SEC investigation and NFS has borne the costs incurred to date. BPZ is not aware of the future actions, if any, which the SEC intends to pursue in this matter, but no assurance can be given that the investigation will be resolved without negative consequences to the Company.

In February 2006, BPZ filed a petition in the District Court of Arapahoe County, Colorado for the judicial dissolution of Navidec Financial Services, Inc. (“NFS”) and the appointment of a receiver for NFS. BPZ is seeking this action on behalf of those shareholders entitled to the spin-off of NFS shares pursuant to the Merger Agreement with Navidec, Inc. dated July 8, 2004. Despite the fact that the Merger was consummated in September 2004, the spin-off has not occurred and it appears highly unlikely or impossible that it will be completed. BPZ is the record owner of approximately 65% of the common shares of NFS, although the pre-merger shareholders of Navidec, Inc. are the ultimate beneficiaries of the spin-off. Accordingly, BPZ claims no beneficial interest in NFS. The directors of BPZ believe that the liquidation of NFS and distribution of the net cash value to the beneficial owners is the most viable option to accomplish the intent and spirit of the spin-off and is the best financial alternative for such owners. Additionally, we believe that the appointment of a receiver is necessary to independently manage and wind-up the affairs of NFS. This matter is being contested by NFS and the Company cannot predict the outcome or timing of this matter.

Note 14 – Minimum Lease Payments

The Company leases office space in Houston, Texas under a five-year operating lease and in Lima, Peru under a month-to-month operating lease. Total rent expense incurred for the years ended December 31, 2005 and 2004 was approximately $98,000 and $18,000 respectively.

Note 15 – Subsequent Events

On March 10, 2006 the Company completed a private placement of 1,670,000 shares of common stock, no par value, to four institutional and accredited investors pursuant to a Stock Purchase Agreement dated as of March 8, 2006. The common stock was priced at $3.00 per share resulting in proceeds to the Company of approximately $5.0 million. In connection with the offer and sale of the common stock in the private placement, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, Rule 506 promulgated there under. The sale of common stock was made to accredited investors as defined in Regulation D, Rule 501(a). In the Stock Purchase Agreement, the Company agreed to prepare and file with the Securities and Exchange Commission (“SEC”), no later than 60 days after the closing date of the private placement, a registration statement covering resale of the shares of common stock issued in the placement. The Company also agreed to use its best efforts to cause the registration statement to be declared effective no later than 5 business days after the Company receives a notice that the SEC will not review the registration statement or 90 days after the closing date if the SEC reviews the registration statement. If the Company fails to file the registration statement before the deadline for such filing, or the registration statement is not declared effective within 30 days of the deadline for it to be declared effective, the Company will be obligated to the Investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, for each thirty day period until the Registration Statement is declared effective by the SEC.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, as a result of the restatement issue discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

On November 17, 2005, the Company concluded that it needed to restate its previously issued Consolidated Financial Statements as of and for the year ended December 31, 2004. The Company also restated its financial statements for the quarterly periods ended March 31, 2005 and June 30, 2005. On January 17, 2006, the Company amended its aforementioned filings with the SEC on Form 10-KSB/A and Form 10-QSB/A, as appropriate, and are hereby referenced by incorporation. The primary purpose of the restatement was to reflect the previously unrecorded nominal ownership interest in Navidec Financial Services, Inc. (“NFS”) using the equity method of accounting and its effects on the accounting treatment of the Merger with Navidec, Inc. Management of the Company had previously concluded that the spin-off of NFS had been legally consummated as of the Merger date on September 10, 2004. The Company also restated certain reorganization and merger costs associated with the Merger and presented the Company as a development stage company. Management of the Company believes that the accounting and disclosure decisions related to the restatement are complex and require substantial judgment based on interpretations of various accounting standards.

The Company’s management and Audit Committee have discussed the restatement issues with Johnson Miller & Co., CPA’s PC, its independent registered public accounting firm. After reviewing the restatement issues, the Company’s management and Audit Committee believe that, while the restatement is considered a significant deficiency in the Company’s disclosure controls and procedures, the primary circumstances that resulted in the restatement are unique to the complex accounting issues and interpretations made in connection with the Merger and occurred at a time when the Company had identified a significant deficiency in its disclosure controls and procedures relating to the lack of qualified accounting and financial management personnel. Subsequent to that time, the Company has hired a Controller and a Chief Financial Officer, both of whom have experience in accounting and financial reporting for public companies and are Certified Public Accountants. The Company believes that the corrective actions it has taken since the end of the period covered by this report, consisting of hiring qualified personnel, adequately address the significant deficiency associated with the restatement. Accordingly, management of the Company does not plan to implement any further changes to its disclosure controls and procedures with respect to the restatement.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company’s independent registered public accounting firm did not inform the Company of any material weaknesses in internal control identified during the course of the audit of the Company’s Consolidated Financial Statements.

Item 8B. Other Information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

Information required by this item will be contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 10. Executive Compensation

Information required by this item will be contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

Information required by this item will be contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13. Exhibits

(a) Exhibits.

3.1

Third Amended and Restated Articles of Incorporation of BPZ Energy, Inc. (incorporated by reference to Exhibit 3.1 to BPZ Energy, Inc.’s Registration Statement on Form SB-2 Amendment No. 2 (SEC File No. 333-122816)).

3.2	Amended and Restated Bylaws incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 (SEC File No. 333-14497) filed on October 18, 1996).

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

10.1	Merger Agreement between Navidec, Inc. and BPZ, Inc. dated July 8, 2004 (incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed July 13, 2004).

10.2	Closing Agreement between Navidec, Inc. and BPZ, Inc. dated September 8, 2004(incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed September 14, 2004).

10.3

Business Consulting Agreement dated July 8, 2004 by and between BPZ Energy, inc., a Colorado corporation, and Navidec Financial Services, Inc., a Colorado corporation (incorporated by reference to Exhibit 10.3 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

10.4

License Contract from the Government of Peru for Block Z-1 dated November 30, 2001 (incorporated by reference to Exhibit 10.5 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

10.5

Amendment to License Contract from the Government of Peru for Block Z-1 dated February 3, 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.6

License Contract from the Government of Peru for Block XIX dated December 12, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

10.7

Technical Evaluation Agreement from the Government of Peru for Area VI dated December 12, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

10.8

Promotional Technical Evaluation Agreement from the Government of Peru for Area XVI dated December 12, 2003 (incorporated by reference to Exhibit 10.8 to the Company’s Form SB-2 (SEC File No. 333-122816) filed on February 14, 2005).

16.1	Letter from Hein & Associates, LLP (incorporated by reference to Exhibit 16.1 from Navidec’s Form 8-K filed November 18, 2004).

21.1	Subsidiaries of the Small Business Issuer (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith).

Item 14. Principal Accountant Fees and Services

Information required by this item will be contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

BPZ Energy, Inc.

By:	/s/ Manuel Pablo Zuniga-Pflucker
Manuel Pablo Zuniga-Pflucker
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER	By:	/s/ RANDALL D. KEYS
	Manuel Pablo Zúñiga-Pflücker		Randall D. Keys
	President, Chief Executive Officer and Director		Chief Financial Officer
Date:	March 31, 2006	Date:	March 31, 2006

By:	/s/ FERNANDO ZÚÑIGA Y RIVERO	By:	/s/ GORDON GRAY
	Dr. Fernando Zúñiga y Rivero		Gordon Gray
	Chairman of the Board		Director
Date:	March 31, 2006	Date:	March 31, 2006

By:	/s/ JOHN J. LENDRUM III	By:	/s/ E. BARGER MILLER III
	John J. Lendrum III		E. Barger Miller III
	Director		Director
Date:	March 31, 2006	Date:	March 31, 2006

By:	/s/ DENNIS G. STRAUCH
Dennis G. Strauch
Director
Date:	March 31, 2006