Form 10KSB/A
period 2005-12-31
BPZ ENERGY INC
filed 2006-09-26
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB/A

Amendment No. 1 to Form 10-KSB

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

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

As of March 20, 2006, there were 42,322,515 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[NONE]

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT ALL EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING OF THE 2005 ANNUAL REPORT ON FORM 10-KSB ON MARCH 31, 2006 (“ORIGINAL FILING”) THAT DO NOT RELATE TO THE RESTATEMENTS INCLUDED HEREIN. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MARCH 31, 2006, INCLUDING OUR CURRENT REPORTS ON FORM 8-K AND FORM 8-K/A AND OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2006 AND JUNE 30, 2006.

Explanatory Note

Overview

We are filing this amendment to BPZ Energy, Inc.’s (“BPZ” or the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2005 (“Amendment No. 1”), to amend and restate the consolidated financial statements and other financial information from inception on August 20, 2001 to December 31, 2005 and for each of the quarters in years 2005 and 2004 with respect to the accounting and disclosure for the following:

•                  as to the merger with Navidec, Inc. (“Navidec”), the description of the accounting and the valuation of certain Navidec options assumed by the Company;

•                  the accounting for the post-merger operations of Navidec Financial Services, Inc. (“NFS”); and

•                  the accounting for expenses incurred on the Company’s behalf by its former parent, BPZ & Associates, Inc. (“Associates”) prior to the merger with Navidec.

The table below reflects the total annual impact on net loss as a result of the restatements from the amounts reported in the Company’s 2005 Annual Report on Form 10-KSB filed on March 31, 2006.

Twelve Months Ended December 31,	2005 Form 10-KSB	Accounting for NFS	Allocation of Expenses From Associates	Reclassification & Other (Options, etc.)	2005 Form 10-KSB/A
2004	$(10,652,671)	$(8,087,752)	$(103,184)	$3,830,430	$(15,013,177)
2005	$(8,563,848)	$2,156,859	$—	$—	$(6,406,989)

The Navidec Merger

The Company’s description of the transaction has been amended to clarify that the merger is considered, from an accounting perspective to be in substance, a capital transaction rather than a business combination. On July 8, 2004, Navidec and BPZ-Texas entered into a Merger Agreement (the “Merger Agreement”) providing for the acquisition of BPZ-Texas by Navidec in a transaction intended to qualify as a tax free share exchange (the “Merger”). The Merger was consummated on September 10, 2004. The Company changed its name from Navidec, Inc. to BPZ Energy, Inc. on February 4, 2005. Although the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing to avoid confusion.

The Merger was structured from a legal standpoint as the acquisition of BPZ-Texas by Navidec; however, the stockholder group of BPZ-Texas obtained majority ownership and management control of the combined company. It is equivalent to the issuance of common stock by BPZ-Texas for the net assets of the Navidec, accompanied by a recapitalization. The accounting treatment is identical to that resulting from a reverse merger of BPZ-Texas with Navidec under SFAS 141, except that no goodwill or other intangible asset has been recorded.

The Company’s historical financial statements prior to the acquisition become those of BPZ-Texas (accounting acquirer). Operations prior to the Merger are those of BPZ-Texas and earnings per share for periods prior to the Merger are restated to reflect the number of equivalent shares received by BPZ-Texas, with the historical stockholders’ equity of BPZ-Texas prior to the Merger being retroactively restated (a recapitalization) to reflect the equivalent number of shares received in the Merger by BPZ-Texas and the capital structure (the number and type of shares issued) of Navidec (the legal acquirer). Accordingly, all financial statements and pro forma combined financial statements included herein or incorporated by reference reflect the acquisition by BPZ-Texas of the net assets of Navidec and the recapitalization of BPZ-Texas’ common stock based on the exchange ratio provided in the Merger Agreement.

Navidec Options

The Company is restating its consolidated financial statements to reflect a change in the valuation of the options assumed by the Company in the Merger with Navidec to purchase 1,332,076 shares of Navidec common stock. All shares underlying such options are issuable as common stock of the Company. The proceeds from the exercise of the assumed options must be remitted to NFS pursuant to the Merger Agreement. As such, the Company believes that $0.00 should be the exercise price input in the Black-Scholes Model used to value these instruments. In its prior restatement on Form 8-K/A filed January 17, 2006, the Company used the stated exercise price (weighted average) per the respective option agreements. The fair value of these options was determined to be $3.21 (compared to $1.48 in the Company’s prior restatement) based on the exercise price noted and the market price of the underlying common stock on the date of grant, among other Black-Scholes inputs.

Operations of NFS

The Company is also restating its consolidated financial statements to exclude the operations of NFS for all periods presented. The Merger Agreement provided that all of the pre-merger business operations, assets and liabilities of Navidec would be transferred to a wholly-owned subsidiary, NFS, followed by the transfer of ownership of NFS to the pre-merger shareholders of record as of September 9, 2004, the date prior to consummation of the Merger. The Company previously concluded in its 2004 Form 10-KSB/A filed on January 17, 2006 that it was the record owner of NFS shares, but that any ownership was at most temporary, and restated its consolidated financial statements to account for NFS on the equity method until such time as the final distribution of NFS shares to the pre-merger shareholders has been completed in all respects. However, the Company subsequently learned through discovery performed with respect to an action the Company filed against NFS in District Court, Arapahoe County, Colorado (the “Court”) that share certificates of NFS were issued in the names of the shareholders of the pre-merger Navidec effective September 9, 2004 and no NFS certificates were ever issued to the Company. In addition, a Findings of Fact and Conclusions of Law (the “Order”) issued by the Court stated that the Company was not a shareholder of NFS at any time after September 9, 2004. Based on these findings, the Company concluded that it should not account for the post-Merger operations of NFS in its consolidated financial statements.

Allocation of Costs Incurred by Associates

The Company is also restating its consolidated financial statements as a result of a change in the methodology used to allocate costs from Associates, its former parent. The Company has identified costs that were incurred by Associates in support of BPZ-Texas’ activities from BPZ-Texas’ inception in August 2001 until the merger with Navidec on September 10, 2004. Specific costs incurred by Associates on behalf of BPZ-Texas have been included in BPZ-Texas’ financial statements. Additionally, all of Associates’ costs on BPZ-Texas’ projects in excess of third party reimbursements have been included in BPZ-Texas’ financial statements in an effort to reflect all the costs of doing business. The Company believes its allocation methodology is reasonable.

The aforementioned items are discussed in more detail in the Note 1 to the accompanying consolidated financial statements. The following Items of the Original Filing are amended by this Amendment No. 1:

Part I

Item 1—Business

Part II:

Item 3—Legal Proceedings
Item 5—Market for Common Equity and Related Stockholder Matters
Item 6—Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 7—Financial Statements and Supplementary Data
Item 8A—Controls and Procedures

Part IV:

Item 15—Exhibits and Financial Statements Schedule

PART I

BPZ Energy, Inc. cautions that this document contains forward-looking statements. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-KSB/A which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements. These statements are based on certain assumptions and analyses made by the management of BPZ in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. BPZ cautions the reader that these forward-looking statements are subject to risks and uncertainties, many of which are beyond BPZ’s control that could cause actual events or results to differ materially from those expressed or implied by the statements. See “Risk Factors” included in Item 1 - Description of the Business of this Form 10-KSB/A.

Item 1. Description of Business

General

BPZ Energy, Inc., a Colorado corporation, formerly named Navidec, Inc., was incorporated in 1993 and is based in Houston, Texas. We are an exploratory stage company focused on the exploration and production of oil and natural gas and we intend to utilize part of our future natural gas production for the complementary development of gas-fired power generation.

On September 10, 2004, BPZ-Texas consummated a reverse merger with Navidec whereby BPZ-Texas became a wholly owned subsidiary of Navidec. However, in the Merger, the stockholder group of BPZ-Texas obtained majority ownership and management control of the combined company. On February 4, 2005, the legal parent company, Navidec, Inc., changed its name to BPZ Energy, Inc. Although the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing to avoid confusion.

We maintain a registered branch office in Peru. Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.7 million acres in northwest Peru. Our license contracts cover 100% ownership of both Block Z-1, which was signed in November 2001 and Block XIX, which was signed in December 2003. Our license contracts provide for an initial exploration period of seven to ten years and require that we conduct specified activities on the properties during this period. The total contract term can extend up to 30 years for oil exploration, development and production and 40 years for gas exploration, development and production. In December 2003, we entered into a Technical Evaluation Agreement for Area VI. This agreement gave us the right to conduct a technical evaluation of the area over a 24-month period and the exclusive right to enter into a license contract if the evaluation indicated the potential for successful operations. In December 2005, we initiated negotiations to obtain a license contract for Area VI.

We also own a 10% non-operated working interest in a producing oil and gas property located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

We are in the exploratory stage and to date our activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties. We have not drilled any wells or recognized any revenues from operations and we do not anticipate generating significant revenues from our properties prior to 2007.

Navidec Merger Transaction

On July 8, 2004, Navidec and BPZ-Texas entered into a Merger Agreement (the “Merger Agreement”) providing for the acquisition of BPZ-Texas by Navidec in a transaction intended to qualify as a tax free share exchange. The Merger was consummated on September 10, 2004.

As a result of the Merger, the shareholders of BPZ-Texas received the majority of the voting interests and control of the Board of Directors and management of the combined entity. The Merger was treated, for accounting purposes, as a capital transaction rather than a business combination. It is equivalent to the issuance of common stock by BPZ-Texas for the net assets of the Navidec, accompanied by a recapitalization. This accounting treatment is identical to that resulting from a reverse merger under SFAS 141, except that no goodwill or other intangible asset has been recorded. All financial statements presented herein represent the historical financial statements of the accounting acquirer, BPZ-Texas. The details of the Merger are more fully discussed in Note 2 to the Consolidated Financial Statements. The historical financial statements of the Company for periods prior to the Merger are the historical financial statements of BPZ-Texas.

The Merger Agreement provided for the immediate issuance by Navidec of 9,000,000 shares of its common stock to the shareholders of BPZ-Texas and the future issuance of an additional 18,000,000 shares on an earn-out basis if the Company achieves certain reserve and production goals. The first 9,000,000 earn-out shares were contingent on achieving certain reserve targets, which were achieved in December 2004. The remaining 9,000,000 earn-out shares are issuable once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007. Upon completion of the Merger, the officers and directors of Navidec resigned, except for the former CEO of Navidec, John R. McKowen, who remained a director. Mr. McKowen, together with the management and the four directors of BPZ-Texas, became the executive officers and directors of the surviving entity.

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

The Merger Agreement also provided that all of the pre-merger business operations, assets and liabilities of Navidec would be transferred to a wholly-owned subsidiary, NFS, followed by the transfer of ownership of NFS to the pre-merger shareholders of record as of September 9, 2004, the day prior to the consummation of the Merger. Accordingly, the pre-merger shareholders of BPZ-Texas were not entitled to receive shares of NFS. All legal requirements for the transfer of ownership of NFS have been completed except for registration of the NFS shares with the Securities and Exchange Commission. The Company has no ownership in NFS and has no control over the registration process of NFS. Subsequent to the Merger, NFS has operated independently of the Company. Each company maintains separate offices, bank accounts and management and the lines of business and operations of the two companies are completely independent. However, the SEC continued to comment on the accounting presentation of the Company’s ownership of NFS.

In part because of difficulty obtaining necessary information from NFS to clarify the ownership issue, the Company commenced an action against NFS (the “Action”) on or about February 13, 2006, in District Court, Arapahoe County, Colorado (the “Court”), seeking dissolution of NFS, the appointment of a receiver, and access to NFS corporate records. On May 19, 2006, the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) by and among the Company, NFS and John McKowen, the Chief Executive Officer of NFS and former Chief Executive Officer and Director of the Company (collectively, the “Parties”). The Agreement settled all disputes amongst the Parties and provided for (i) certain access by the Company to the financial records of NFS, (ii) a complete mutual release between the Parties of any and all claims relating to the Action, and (iii) the granting of certain rights relating to the exercise period, exercise and registration rights for options and warrants held by NFS and certain of its affiliates. On June 20, 2006, the Court issued its Findings of Fact and Conclusions of Law (the “Order”) in connection with the declaratory action sought by the Parties on the issue of the Company’s record ownership in NFS. The Order stated that the Company was not a shareholder of NFS at any time after September 9, 2004. See “Item 3. Legal Proceedings” for further discussion.

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

Previously, all license contracts were granted by the Ministry of Energy and Mines. The change to Perupetro as the license contract grantor subjects all license contracts to a new legal framework. Although there has been over twelve years of precedent for these new licensing procedures, there may still be some uncertainty as to exactly how the licensing procedures will function in the future.

Under exploitation service contracts, the ownership of all of the extracted hydrocarbons is vested in Perupetro and the company will receive compensation agreed to by the parties. However, Perupetro is granted the power to remunerate the investor either in cash or in kind, depending on the level of investment and the volume of production. We have no service contracts, nor do we foresee operating under this form of contract.

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

Contractors under license contracts are subject to royalty payments, which are usually a fixed percentage of the actual production sold. The taxing regulations stipulate a minimum royalty payment of fifteen percent. However, a contractor is sometimes granted the right to pay less based on the circumstances at the time of signing the license contract. Under a Service Contract, Perupetro receives all of the petroleum produced on behalf of Peru and the contractor is remunerated for the volume produced at a price stipulated under the contract.

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

During the exploration phase, contractors are exempt from import duties and other forms of taxation applicable to goods intended for exploration activities. Exemptions are withdrawn at the production phase but exceptions are made in certain instances, and the contractor is entitled to import goods tax-free for an additional two-year period.

Taxable income is determined by deducting allowable operating and administrative expenses, including royalty payments, and income tax is levied on the contractor based upon the current legal corporate tax rate in effect at the date the contract was signed. Contractors engaged in the exploration and production of crude oil, natural gas and condensates must determine their taxable income separately for each of these activities. Where a contractor carries out these activities in more than one area under different individual contracts, it may consolidate all costs and expenses incurred in overall operations for purposes of determining the corporate income tax.

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

The Organic Hydrocarbon Law also addresses the environmental regulatory regime in Peru. The law originally prohibited any mining or extractive operations within certain areas designated for protection. It was, however, subsequently modified to enable investors to prospect for hydrocarbons within protected areas, provided there is compliance with several obligations. We must comply with these obligations as we conduct our business on an ongoing basis. The Environmental Regulations for Hydrocarbon Activities provide that companies participating in the implementation of projects, performance of work and operation of facilities related to hydrocarbon activities, are responsible for the emission, discharge and disposal of wastes into the environment. Companies must annually file a report corresponding to the previous year describing the company’s compliance with the environmental legislation in force.

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

We have made and will continue our efforts to comply with these requirements, which we believe are necessary to successful long-term operations in the oil and gas industry. We have established guidelines for continuing compliance with environmental laws and regulations. In order to carry out our plan of operation, we are required to conduct environmental impact studies and obtain environmental approvals for operations. We have engaged outside consultants to perform these studies and assist us in obtaining necessary approvals. Our estimated cost for these studies and assistance is approximately $370,000, of which approximately $ 257,000 had been incurred as of December 31, 2005.

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

RISK FACTORS

Risks Relating to the Oil and Natural Gas Industry, Power Industry and Our Business

We have a limited operating history and have only engaged in start-up activities.   Although BPZ-Texas was formed in 2001, we are in the exploratory stage because we have not had significant business operations since formation and have generated no revenues from the production of oil or gas from our properties. We are also subject to all of the risks inherent in attempting to expand a relatively new business venture. Such risks include, but are not limited to, the possible inability to profitably operate our existing properties or properties to be acquired in the future, our possible inability to fully fund the development requirements of such properties and our possible inability to acquire additional properties that will have a positive effect on our operations. We can provide no assurance that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of our securities. The experience of our management team has primarily been in the exploration and production industry and we have limited experience in the power generation business. We are initially relying on consultants and outside engineering and technical firms to provide the expertise to plan and execute the power generation aspects of our strategy and we have not yet hired all necessary full-time employees to manage this line of business. Accordingly, we are subject to the risk that because of these factors and other general business risks noted throughout these “Risk Factors” we may not be able to profitably execute our power generation strategy.

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

Our business involves many uncertainties and operating risks that may prevent us from realizing profits and can cause substantial losses.   Our exploration, development and production activities may be unsuccessful for many reasons, including weather, the drilling of dry holes, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure we will realize a profit on our investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. Our business involves a variety of operating risks, including:

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

We are subject to complex environmental regulatory and permitting laws and regulations that can adversely affect the cost, manner and feasibility of our planned operations.   The exploration for, and the development, production and sale of, oil and gas in South America are subject to extensive environmental laws and regulations. Our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. For example, we are required to obtain an environmental permit or approval from the government in Peru prior to conducting seismic operations, drilling a well or constructing a pipeline in Peruvian territory, including the waters in offshore Peru, where we intend to conduct future oil and gas operations. Failure to comply with these laws and regulations also may result in the suspension or termination of our planned drilling operations and subject us to administrative, civil and criminal penalties.

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

•                           actions taken by the Organization of Petroleum Exporting Countries (OPEC);

•                           the price and availability of alternative fuels; and

•                           overall economic conditions.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas we can produce economically, if any. A substantial or extended decline in oil and natural gas prices may materially affect our future business, financial condition, results of operations, liquidity and borrowing capacity, and we may require a reduction in the carrying value of our oil and gas properties. While our revenues may increase if prevailing oil and gas prices increase significantly, exploration and production costs and acquisition costs for additional properties and reserves may also increase.

We may not be able to develop a proven reserve base.   Our future success will depend upon our ability to find, acquire and develop oil and gas reserves that are economically recoverable. Any reserves we develop will decline as they are produced, except to the extent that we conduct successful revitalization activities, or are able to acquire properties containing proven reserves, or both. To develop reserves and achieve production, we must implement our development and production programs, identify and produce previously overlooked or by-passed zones and shut-in wells, acquire additional properties or undertake other replacement activities. Our current strategy is to develop a reserve base, production and cash flow through the development of oil and gas fields to which we have development rights and selective acquisitions of other desirable oil and gas properties where we can utilize new and existing technology. We can give no assurance that our planned development, revitalization, and acquisition activities will result in significant reserves or that we will have success in discovering and producing reserves at economical exploration and development costs. We may not be able to locate geologically satisfactory property, particularly since we will be competing for such property with other oil and gas companies, most of which have much greater financial resources than ourselves. Moreover, even if desirable properties are available to us, we may not have sufficient funds with which to acquire additional leases.

Risks Relating to Our Common Stock

Investor profits, if any, may be limited for the near future.   In the past, we have never paid a dividend. We do not anticipate paying any dividends in the near future. Accordingly, investors in our common stock may not derive any profits from their investment in us for the foreseeable future, other than through any price appreciation of our common stock that may occur. Further, any appreciation in the price of our common stock may be limited or nonexistent as long as we continue to have operating losses. We have not been profitable and have accumulated deficits during the exploratory stage totaling $22,312,478 through December 31, 2005. To date we have not had any revenue or earnings from operations, and we will continue, in all likelihood, to sustain operating expenses without corresponding revenues until we are able to successfully implement our plan of operation, if ever.

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

Shares eligible for future sale by our current shareholders may impair our ability to raise capital through the sale of our stock.   As of December 31, 2005, we had 40,349,979 shares of common stock issued and outstanding. In addition, we have 12,473,652 of other potentially dilutive securities, including an additional 9,000,000 common shares which may be issued to the former shareholders of BPZ-Texas on an earn-out basis once we are entitled to receive as our proportionate share from gross production from any oil and gas wells owned or operated by us not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007. The possibility that substantial amounts of shares of our common stock may be sold in the public market may cause prevailing market prices for our common stock to decrease and thus could impair our ability to raise capital through the sale of our equity securities.

We are controlled by our officers, directors and entities affiliated with them.   In the aggregate, our management and directors own or control approximately 34.6 % of our common stock issued as of December 31, 2005. These shareholders, if acting together, will be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

The transfer of NFS could result in liability to us because the shares transferred were not registered with the SEC.   On September 9, 2004, the day prior to the effective date of the Merger, Navidec assigned all of its pre-merger business operations, assets and liabilities to NFS, and all issued and outstanding shares of NFS were subsequently transferred to the Navidec pre-merger shareholders of record as of September 9, 2004, for no cash consideration.  Pursuant to the terms of the Merger Agreement, the transfer and any necessary qualifications or registrations of the NFS shares under applicable securities laws was agreed to be handled by NFS, and we believed, based on information provided by NFS and its advisors, that NFS had undertaken the necessary actions to comply with applicable registration requirements. However, because a registration of the NFS shares was not effective at the time of the transfer of the NFS shares and has still not become effective, it may be determined that the distribution of the NFS shares was made without full compliance with registration or qualification requirements under applicable securities laws. As a result, although we took no actions in connection with the transfer, we might incur liability, as a successor to Navidec, by merger, with respect to any damages resulting from such failure to register.  If, despite the fact that we did not control the transfer of the NFS shares, regulatory authorities determine that we did not comply with applicable registration requirements with respect to the transfer, fines or other sanctions might be imposed on us.

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

BPZ originally acquired its initial interest in Block Z-1 in a joint venture with Syntroleum Corporation, under an exploration and production license contract dated November 30, 2001, with an effective date of January 29, 2002. Under the original contract, BPZ owned a 5% non-operating working interest in the block. Syntroleum later transferred its 95% interest to Nuevo Energy, Inc. Subsequent to the merger of Nuevo Energy, Inc. and Plains Exploration and Production Company, Nuevo Energy, Inc. transferred its interest in Block Z-1 to BPZ who then assumed a 100% working interest, as well as the remaining obligations under the contract. Perupetro approved the assumption of Nuevo’s interest by BPZ and the designation of BPZ as a qualified operator under the contract in November 2004. Such action was subject to official ratification and issuance of a Supreme Decree by the government of Peru, which was issued on February 3, 2005. Accordingly, an amended contract was signed with Perupetro, which named BPZ as the owner of 100% of the participation under the license contract.

The license contract provides for an initial exploration phase of seven years, which is divided into four periods, and can be extended under certain circumstances up to an additional six years. Each period has a commitment for exploration activities and requires a financial guarantee to secure the performance of the work commitment during such period. Block Z-1 is currently in the second exploration period which will last for 18 months, ending in July 2006, unless an extension of up to six months to complete the work commitment is requested. During the second exploration period, we must drill at least one exploratory well or acquire 300 square kilometers of 3-D seismic data. We posted a $1.3 million performance bond in January 2005 in connection with the second exploration period. The third exploration period is scheduled to begin in July 2006 and expire in January 2008 and will require the drilling of an additional exploratory well, or other equivalent work commitments, and will require a performance bond of $1.0 million. The fourth and final exploration period is scheduled to begin in January 2008 and expire in January 2009. It will also require the drilling of an additional exploratory well, or other equivalent work commitments, and will require a performance bond of $1.0 million. The performance bond amounts are not cumulative, and are released at the end of each exploration period if the work commitment for that period has been satisfied. In addition, we are required to make technology transfer payments related to training costs of Perupetro professional staff during the exploration phase of $50,000 per year.

The exploitation, or development, period of the contract will commence as soon as we declare a commercial discovery and receive approval for a field development plan. We must declare a commercial discovery no later than at the end of the last exploration period, including any extensions or deferments. Under the contract, oil exploration, development and production can continue for a total of 30 years from the effective date of the contract, and gas exploration, development and production can continue for 40 years. Royalties under the contract vary from 5% to 20% based on production volumes.

Description of Block XIX and License Contract

Block XIX covers approximately 472,860 acres, lying entirely onshore and adjacent to Block Z-1 in northwest Peru. Geologically, the block lies primarily within the Tumbes basin of Oligocene-Neogene age, but also covers part of the Talara Basin to the south.

In February 2003, we entered into a Technical Evaluation Agreement with Perupetro for Block XIX. In December 2003, we signed a license contract whereby we acquired a 100% interest in Block XIX. The term for the exploration period is seven years and can be extended under certain circumstances for an additional period of up to four years. If a commercial discovery is made during the exploration period, the contract will allow for the development and production of oil for a period of 30 years from the effective date of the contract and the development and production of gas for a period of 40 years. Royalties under the contract vary from 5% to 20% based on production volumes.

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

In the Corvina Field, seven wells were drilled, including two wells drilled by Tenneco, Inc. in the mid-1970’s and five wells drilled by Belco Petroleum Corporation (“Belco”) in the late 1970’s and early 1980’s. Two drilling and production platforms were set up by Belco during this period and are still in place in the Corvina Field. The platforms need to be repaired and refurbished, but are structurally sound and we believe they are suitable for our future operations. We have hired a contractor to undertake the refurbishment of one of the platforms and have initiated work on this project. All seven wells in the Corvina Field encountered indications of natural gas and apparent reservoir-quality formations, although only one of the wells, the CX11-16X, was completed and tested. At the time these wells were drilled, there was no commercial market for natural gas in the region. The CX11-16X produced natural gas at rates as high as 16.6 million cubic feet of gas per day (“MMcf/d”) during two separate tests over a period of approximately 20 days each. The well was temporarily abandoned. We believe this well can be reestablished as a producing well.

In the Piedra Redonda Field, two wells were drilled by Belco in the late 1970’s and early 1980’s. Indications of natural gas were present in both wells. One well was completed, while the other well encountered abnormally high pressures and was abandoned for mechanical reasons prior to reaching its intended total depth. There is also a drilling and production platform in place in the Piedra Redonda Field. The completed well in the Piedra Redonda Field, the C18X, produced natural gas at rates as high as 8.3 MMcf/d over a period of approximately 20 days during an extended test in 1979 and was also temporarily abandoned. We believe this well can be reestablished as a producing well.

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

SEC Inquiry of Navidec

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

In December 2004, we received notice that the SEC had issued an Order Directing a Private Investigation and Designating Officers to Take Testimony, and would be conducting a formal investigation. We are cooperating fully with the SEC in this matter. As of December 31, 2005, a total of approximately $50,000, primarily in legal fees, had been incurred in connection with the SEC investigation. Pursuant to the Merger agreement, we have been indemnified by NFS for the costs of the SEC investigation and NFS has borne the costs incurred to date. We are not aware of the future actions, if any, which the SEC intends to pursue in this matter, but no assurance can be given that the investigation will be resolved without negative consequences to us.

Transfer of Ownership in NFS

On July 8, 2004, Navidec and BPZ-Texas entered into a Merger Agreement which was consummated on September 10, 2004.  The Merger Agreement provided that all of the pre-merger business operations, assets and liabilities of Navidec would be transferred to a wholly-owned subsidiary, NFS, followed by the transfer of NFS to the pre-merger shareholders of record as of September 9, 2004, the day prior to the consummation of the Merger. See “Business and Properties—Navidec Merger Transaction,” “Risk Factors - The transfer of NFS could result in liability to us because the shares transferred were not registered with the SEC,” and Note 2 to the Consolidated Financial Statements, included in this filing, for detailed discussion regarding the Merger.

The Merger Agreement provided that the transfer of all of the pre-merger business operations, assets and liabilities of NFS was effective as of September 9, 2004. Accordingly, we originally believed that we had no continuing ownership of NFS and, therefore, did not account for the post-merger operations of NFS in the presentation of our financial statements. After receipt of comments from the SEC in connection with its review of our registration statement on Form SB-2 originally filed on July 27, 2005 and further review of this issue, we concluded that we were the record, but not beneficial, owner of NFS shares, and that any ownership interest was at most temporary. Therefore, we decided to restate our financial statements to more accurately reflect the impact of our temporary ownership of NFS on the equity method. However, the SEC continued to comment on the accounting presentation of our ownership of NFS.

In part because of difficulty obtaining necessary information from NFS to clarify the ownership issue, we commenced an action against NFS (the “Action”) on or about February 13, 2006, in District Court, Arapahoe County, Colorado (the “Court”), seeking dissolution of NFS, the appointment of a receiver, and access to NFS corporate records. We commenced the Action uncertain whether or when the required spin-off of NFS shares pursuant to the terms and conditions of the Merger had occurred under Colorado corporate law. We asserted in the Action that we believed we were a record shareholder of NFS as of the date of the request and had standing for the relief sought. NFS denied that we had standing to act as a shareholder and asserted that we had not been a shareholder of NFS since September 9, 2004.

On May 19, 2006, we entered into a Settlement Agreement and Mutual Release (the “Agreement”) by and among us, NFS and John McKowen, the Chief Executive Officer of NFS and former Chief Executive Officer and Director of the Navidec (collectively, the “Parties”). The Agreement settled all disputes amongst the Parties relating to the Action, seeking dissolution of NFS, the appointment of a receiver, and access to the NFS corporate records. The Agreement provided for (i) agreed access by us to the financial records of NFS, (ii) a complete mutual release between the Parties of any and all claims relating to the Action, and (iii) the granting of certain rights extending the exercise period for options and warrants held by NFS and certain of its affiliates, certain rights concerning cashless exercise of those securities if they are not registered by January 30, 2007, and certain modifications to the registration rights held by NFS and certain of its affiliates, permitting us to complete the registration of securities issued in the $34.4 million private placement completed by us in July, 2005, before registering our securities held by NFS and certain of its affiliates.

In addition, the Agreement provided that NFS would file for declaratory relief or a declaratory action in the Court solely on the issue of whether we were a record owner of NFS shares at any time after September 9, 2004.  On June 20, 2006, the Court issued its Findings of Fact and Conclusions of Law (the “Order”) in connection with the declaratory action sought by the Parties on the issue of our record ownership in NFS.  The Order stated that we were not a shareholder of NFS at any time after September 9, 2004.

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

Equity Compensation Plan

The BPZ Energy, Inc. 2005 Long-Term Incentive Compensation Plan (the “LTIP” or “Plan”) permits our Board of Directors to award eligible employees, directors and consultants with incentive-based and non-incentive-based compensation. See Note 8 to the Consolidated Financial Statements for further details about this Plan.

Recent Sales of Unregistered Securities

On January 30, 2004, prior to the Merger, Navidec, Inc. closed a private placement of 564,500 units at $1 per unit, for total gross proceeds of $564,500. Each unit consisted of one common share, one “A” Warrant exercisable at $2.00 per share and one “B” Warrant exercisable at $4.00 per share.

In July 2004, in connection with a Director’s Agreement, we issued options to acquire up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.30 per share to the former Chief Executive Officer of Navidec, Inc., who was at the time a director of the Company. See Note 8 to the Consolidated Financial Statements for further details about this stock option issuance.

On September 10, 2004, in connection with the Merger of Navidec and BPZ-Texas, we issued 9,000,000 shares of common stock in a stock for stock exchange to the shareholders of BPZ -Texas. This transaction is more fully described in “Description of Business — Navidec Merger Transaction” included herein. Also in connection with the Merger, we issued 662,149 shares of common stock to NFS.

Pursuant to a Business Consulting Agreement entered into in connection with the Merger, we issued to NFS fully vested options to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share. Such options expire on July 31, 2006. See Note 8 to the Consolidated Financial Statements for further details about this transaction.

On September 29, 2004, we issued 500,000 shares of common stock to an individual in exchange for the retirement of $1,020,529 of debt.

As of September 30, 2004, we closed a private placement of common stock for cash that began on July 27, 2004. The offering raised a total of $6,000,000 in gross proceeds through the sale of 3,000,000 common shares at a price of $2.00 per share to a total of 78 accredited investors. The proceeds of the offering were approximately $5,507,000 after deducting placement agent fees of $360,000 and other offering expenses of $133,000. The primary placement agent was Spencer Edwards Investments, Inc. of Denver, Colorado, which placed 1,534,450 shares, or 51% of the offering. Also, Moloney Securities Co., Inc. of St. Louis, Missouri placed 395,000 shares, or 13% of the offering and Neidiger, Tucker, Bruner, Inc. of Denver, Colorado placed 320,000 shares, or 11% of the offering. The remaining shares, totaling 750,550 shares, were placed without an agent.

On July 1, 2005, we issued 9,000,000 shares of common stock to the former shareholders of BPZ-Texas in connection with earn-out provisions in the Merger Agreement. This transaction is more fully described in “Description of Business — Navidec Merger Transaction” included herein.

On July 1, 2005, we issued 250,000 shares of common stock to acquire a 4% net working interest in the Santa Elena Property in Ecuador from an individual who had received the interest in connection with financing provided to us for the original acquisition of the property in June 2004.

On July 19, 2005, we completed a private placement of 11,466,000 shares of common stock to pursuant to a Stock Purchase Agreement dated July 19, 2005. The common stock was priced at $3.00 per share, which resulted in gross proceeds to us of approximately $34.4 million. Net proceeds from the private placement were $31.9 million. For its services as placement agent in connection with the transaction, Morgan Keegan & Company, Inc. received 7% of the gross proceeds from the offering and warrants to purchase 100,000 shares of common stock at an exercise price of $3.00 per share. Such warrants expire on July 19, 2010.

On September 30, 2005, we issued 15,000 shares of common stock to an individual for financial management and consulting services performed.

On December 17, 2005, we issued 92,705 shares of common stock in lieu of cash to which the investors would have otherwise been entitled pursuant to delays in the effectiveness of our registration statement in connection with the private placement of common stock on July 19, 2005. See Note 8 to the Consolidated Financial Statements for further details about this transaction.

On December 31, 2005 we issued 20,000 shares of common stock to an individual for legal consulting services performed.

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

Item 6. Management’s Discussion and Analysis and Plan of Operation

SEE RISK FACTORS IN ITEM 1 “DESCRIPTION OF BUSINESS” OF THIS ANNUAL REPORT FORM 10-KSB

Results of Operations

We are in the early stage of evaluating our properties in Peru and do not currently have any production or revenues from these properties. Our operations to date have been limited to technical evaluation of the properties and the design of development plans to exploit the oil and gas resources on those properties.

Our operating and administrative expenses to date have consisted principally of general and administrative costs and geological, geophysical and engineering costs. General and administrative costs have increased significantly from $1,856,111 during 2004 to $4,422,747 during 2005 as a result of our increased activity levels, additional personnel and costs associated with being a public company. We incurred $998,131 of geological, geophysical and engineering costs in 2005 primarily related to our Block Z-1 gas-to-power project, compared to $360,965 in 2004.

Also, during 2005, we incurred $1,382,479, in stock-based compensation as a result of amortizing the deferred compensation expense related to (i) a grant of 150,000 shares of restricted common stock to our independent directors; (ii) a grant of 970,000 shares of restricted common stock to three of our officers; and (iii) 500,000 stock options issued to the former CEO of Navidec. During 2004, we recorded stock-based compensation expense of $7,059,081 primarily as a result of shares issued for services to employees and consultants of BPZ-Texas prior to the Merger.

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

We realized a net loss of $6,406,989, or $(0.20) per share, for the year ended December 31, 2005, compared to a net loss of $15,013,177, or $(0.99) per share for the same period in 2004.

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

Item 7.  Financial Statements

BPZ Energy, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors
BPZ Energy, Inc. and Subsidiaries
(An Exploratory Stage Company)

We have audited the consolidated balance sheets of BPZ Energy, Inc. and Subsidiaries (An Exploratory Stage Company), as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and for the period from August 20, 2001 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BPZ Energy, Inc. and Subsidiaries (An Exploratory Stage Company) as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the years then ended and for the period from August 20, 2001 (date of inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 under the caption “September 2006 Restatement”, the Company has restated its previously issued consolidated financial statements for the periods from date of inception (August 20, 2001) through December 31, 2005, to reflect the correction of certain errors related to (1) the accounting description and valuation of certain stock options assumed by the Company in connection with the merger of Navidec, Inc.; (2) the accounting for post-merger operations of Navidec Financial Services, Inc.; and (3) the accounting for expenses incurred on the Company’s behalf by its former parent, BPZ & Associates, Inc. prior to the merger with Navidec, Inc.

/s/ Johnson Miller & Co., CPA’s PC
Johnson Miller & Co., CPA’s PC

Midland, Texas
March 30, 2006 (September 14, 2006 as to the information entitled “September 2006 Restatement” in Note 1)

BPZ Energy, Inc. and Subsidiaries
(An Exploratory Stage Company)
Consolidated Balance Sheets
As of December 31, 2005 and 2004
(Restated)

	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$29,455,130	$4,014,191
Restricted cash	—	100,000
Other	869,669	72,159
Total current assets	30,324,799	4,186,350

Property, equipment and construction in progress, net	4,365,040	5,505
Restricted cash	1,455,953	—
Investment in Ecuador property, net	1,945,188	969.240

Total assets	$38,090,980	$5,161,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$747,347	$311,612
Accrued liabilities	470,632	54,342
Other liabilities	70,516	—
Note payable	—	208,986

Total current liabilities	1,288,495	574,940

Long-term debt	70,908	—

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 250,000,000 authorized; 40,349,979 and 16,581,385 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	56,873,641	12,967,238
Additional paid in capital	6,393,411	7,755,231
Deferred stock-based compensation	(3,992,172)	—
Stock subscription receivable	(230,825)	(230,825)
Deficit accumulated during the exploratory stage	(22,312,478)	(15,905,489)

Total stockholders’ equity	36,731,577	4,586,155

Total liabilities and stockholders’ equity	$38,090,980	$5,161,095

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries
(An Exploratory Stage Company)
Consolidated Statements of Operations
Years ended December 31, 2005 and 2004 and
For the Period from August 20, 2001 (Inception) to December 31, 2005
(Restated)

	Cumulative Amounts from August 20, 2001 (Inception) to December 31, 2005	2005	2004

Revenue	$—	$—	$—

Operating and administrative expenses:
General and administrative	7,177,777	4,422,747	1,856,111
Stock-based compensation	8,441,560	1,382,479	7,059,081
Geological, geophysical and engineering	1,359,096	998,131	360,965
Depreciation expense	29,795	29,638	157

Total operating expenses	17,008,228	6,832,995	9,276,314

Operating loss	(17,008,228)	(6,832,995)	(9,276,314)

Other income (expense):
Income from investment in Ecuador property, net of amortization	616,587	468,726	147,861
Interest expense	(78,108)	(11,149)	(66,959)
Amortization of deferred financing costs	(428,000)	(67,561)	(360,439)
Registration delay expense	(515,967)	(515,967)	—
Interest income	509,808	509,808	—
Merger costs	(5,470,455)	—	(5,470,455)
Miscellaneous income	61,885	42,149	13,129

Total other income (expense)	(5,304,250)	426,006	(5,736,863)

Loss before income taxes	(22,312,478)	(6,406,989)	(15,013,177)

Income taxes	—	—	—

Net loss	$(22,312,478)	$(6,406,989)	$(15,013,177)

Basic and diluted net loss per share		$(0.20)	$(0.99)

Weighted average common shares outstanding		31,899,291	15,169,823

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries
(An Exploratory Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2005 and 2004
(Restated)

	Common Stock Issued		Additional Paid-in	Deferred Stock-based	Stock Subscription	Deficit Accumulated During the Exploratory
	Shares	Amount	Capital	Compensation	Receivable	Stage	Total

Balance, December 31, 2003	4,103,454	$1,000	$—	$—	$—	$(892,312)	$(891,312)
Common stock issued for services	2,857,642	3,714,935	—	—	—	—	3,714,935
Stock-based compensation	—	—	700,000	—	—	—	700,000
Common stock issued in acquisition	3,860,517	979,981	—	—	—	—	979,981
Warrant and stock options issued or assumed in acquisition	—	—	7,134,620	—	—	—	7,134,620
Conversion of long-term debt to common stock	1,802,376	685,000	—	—	—	—	685,000
Common stock issued for cash and future consideration	236,528	350,000	—	—	(230,825)	—	119,175
Exercise of stock options assumed in acquisition	220,868	708,986	(708,986)	—	—	—	—
Common stock sold for cash, net of offering costs	3,000,000	5,506,807	—	—	—	—	5,506,807
Conversion of note payable to common stock	500,000	1,020,529	—	—	—	—	1,020,529
Forgiveness of debt by parent	—	—	629,597	—	—	—	629,597
Net loss	—	—	—	—	—	(15,013,177)	(15,013,177)

Balance, December 31, 2004	16,581,385	12,967,238	7,755,231	—	(230,825)	(15,905,489)	4,586,155

Stock-based compensation	35,000	146,650	300,000	—	—	—	446,650
Exercise of stock options assumed in acquisition	401,389	1,288,459	(1,288,459)	—	—	—	—
Exercise of warrants	1,403,500	4,566,621	(698,361)	—	—	—	3,868,260
Restricted stock awards	1,120,000	4,928,000	—	(3,992,172)	—	—	935,828
Common stock issued to acquire property interest	250,000	1,112,500	—	—	—	—	1,112,500
Common stock sold for cash, net of offering costs	11,466,000	31,917,213	—	—	—	—	31,917,213
Warrants issued in connection with sale of common stock	—	(325,000)	325,000	—	—	—	—
Common stock issued pursuant to merger earn-out agreement	9,000,000	—	—	—	—	—	—
Common stock issued for registration delay expenses	92,705	271,960	—	—	—	—	271,960
Net loss	—	—	—	—	—	(6,406,989)	(6,406,989)

Balances at December 31, 2005	40,349,979	$56,873,641	$6,393,411	$(3,992,172)	$(230,825)	$(22,312,478)	$36,731,577

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries
(An Exploratory Stage Company)
Consolidated Statements of Cash Flows
Years ended December 31, 2005 and 2004 and
For the Period from August 20, 2001 (Inception) to December 31, 2005
(Restated)

	Cumulative Amounts from August 20, 2001 (Inception) to December 31, 2005	2005	2004

Cash flows from operating activities:
Net loss	$(22,312,478)	$(6,406,989)	$(15,013,177)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	8,441,560	1,382,479	7,059,081
Stock issued in merger	979,981	—	979,981
Options assumed in merger	4,490,474	—	4,490,474
Stock issued for registration delay expenses	271,960	271,960	—
Depreciation expense	29,795	29,638	157
Amortization of investment in Ecuador property	179,312	136,552	42,760
Amortization of deferred financing fees	428,000	67,561	360,439
Expenses paid by affiliate	629,596	—	266,074
Changes in operating assets and liabilities:
Increase in other assets	(869,669)	(865,070)	(418)
Increase in accounts payable	747,347	435,735	301,137
Increase in accrued liabilities	452,134	397,792	39,692
Increase in other liabilities	70,516	70,516	—
Net cash used by operating activities	(6,461,472)	(4,479,826)	(1,473,800)

Cash flows from investing activities:
Property and equipment additions	(4,394,835)	(4,389,177)	(5,662)
Restricted cash	(1,455,953)	(1,355,953)	140,000
Investment in Ecuador property	(1,440,000)	—	(1,440,000)
Net cash used by investing activities	(7,290,788)	(5,745,130)	(1,305,662)

Cash flows from financing activities:
Borrowings	2,245,324	115,326	1,375,000
Repayments of borrowings	(450,389)	(234,904)	(215,485)
Proceeds from exercise of warrants, net	3,868,260	3,868,260	—
Proceeds from sale of common stock, net	37,544,195	31,917,213	5,625,982
Net cash provided by financing activities	43,207,390	35,665,895	6,785,497

Net increase in cash and cash equivalents	29,455,130	25,440,939	4,006,035
Cash and cash equivalents at beginning of period	—	4,014,191	8,156
Cash and cash equivalents at end of period	$29,455,130	$29,455,130	$4,014,191

Supplemental cash flow information:
Cash paid for:
Interest	$77,704	$13,761	$63,943
Non — cash items:
Common stock issued for property interest	$1,112,500	$1,112,500	$—
Warrants issued to private placement agent	325,000	325,000	—
Imputed financing costs	428,000	—	428,000
Issuance of common stock for subscription receivable	230,825	—	230,825
Conversion of long-term debt to common stock	685,000	—	685,000
Conversion of notes payable to common stock	1,020,529	—	1,020,529

The accompanying notes are an integral part of these consolidated financial statements.

 BPZ Energy, Inc and Subsidiaries
(An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1 — Basis of Presentation and Significant Accounting Policies

September 2006 Restatement

BPZ Energy, Inc. (“BPZ” or the “Company”) is filing this amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2005 (“Amendment No. 1”), to amend and restate the consolidated financial statements and other financial information from inception on August 20, 2001 to December 31, 2005 and for each of the quarters in years 2005 and 2004 with respect to the accounting and disclosure for the following:

•                  as to the merger with Navidec, Inc. (“Navidec”), the description of the accounting and the valuation of certain Navidec options assumed by the Company;

•                  the accounting for the post-merger operations of Navidec Financial Services, Inc. (“NFS”); and

•                  the accounting for expenses incurred on the Company’s behalf by its former parent, BPZ & Associates, Inc. (“Associates”) prior to the merger with Navidec.

The table below reflects the total annual impact on net loss as a result of the restatements from the amounts reported in the Company’s 2005 Annual Report on Form 10-KSB filed on March 31, 2006.

Twelve Months Ended December 31,	2005 Form 10-KSB	Accounting for NFS	Allocation of Expenses From Associates	Reclassification & Other (Options, etc.)	2005 Form 10-KSB/A
2004	$(10,652,671)	$(8,087,752)	$(103,184)	$3,830,430	$(15,013,177)
2005	$(8,563,848)	$2,156,859	$—	$—	$(6,406,989)

The Navidec Merger

The Company’s description of the transaction has been amended to clarify that the merger is considered, from an accounting perspective to be in substance, a capital transaction rather than a business combination. On July 8, 2004, Navidec and BPZ Energy-Texas entered into a Merger Agreement (the “Merger Agreement”) providing for the acquisition of BPZ-Texas by Navidec in a transaction intended to qualify as a tax free share exchange (the “Merger”). The Merger was consummated on September 10, 2004. The Company changed its name from Navidec, Inc. to BPZ Energy, Inc. on February 4, 2005. Although the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing to avoid confusion.

The Merger was structured from a legal standpoint as the acquisition of BPZ-Texas by Navidec; however, the stockholder group of BPZ-Texas obtained majority ownership and management control of the combined company. It is equivalent to the issuance of common stock by BPZ-Texas for the net assets of the Navidec, accompanied by a recapitalization. The accounting treatment is identical to that resulting from a reverse merger of BPZ-Texas with Navidec under SFAS 141, except that no goodwill or other intangible asset has been recorded.

The Company’s historical financial statements prior to the acquisition become those of BPZ-Texas (accounting acquirer). Operations prior to the Merger are those of BPZ-Texas and earnings per share for periods prior to the Merger are restated to reflect the number of equivalent shares received by BPZ-Texas, with the historical stockholders’ equity of BPZ-Texas prior to the Merger being retroactively restated (a recapitalization) to reflect the equivalent number of shares received in the Merger by BPZ-Texas and the capital structure (the number and type of shares issued) of Navidec (the legal acquirer). Accordingly, all financial statements included herein or incorporated by reference reflect the acquisition by BPZ-Texas of the net assets of Navidec and the recapitalization of BPZ-Texas’ common stock based on the exchange ratio provided in the Merger Agreement.

Navidec Options

The Company is restating its consolidated financial statements to reflect a change in the valuation of the options assumed by the Company in the Merger with Navidec to purchase 1,332,076 shares of Navidec common stock. All shares underlying such options are issuable as common stock of the Company. The proceeds from the exercise of the assumed options must be remitted to NFS pursuant to the Merger Agreement. As such, the Company believes that $0.00 should be the exercise price input in the Black-Scholes Model used to value these instruments. In its prior restatement on Form 8-K/A filed January 17, 2006, the Company used the stated exercise price (weighted average) per the respective option agreements. The fair value of these options was determined to be $3.21 (compared to $1.48 in the Company’s prior restatement) based on the exercise price noted and the market price of the underlying common stock on the date of grant, among other Black-Scholes inputs.

Operations of NFS

The Company is also restating its consolidated financial statements to exclude the operations of NFS for all periods presented. The Merger Agreement provided that all of the pre-merger business operations, assets and liabilities of Navidec would be transferred to a wholly-owned subsidiary, NFS, followed by the transfer of ownership of NFS to the pre-merger shareholders of record as of September 9, 2004, the day prior to the consummation of the Merger. The Company previously concluded in its 2004 Form 10-KSB/A filed on January 17, 2006 that it was the record owner of NFS shares, but that any ownership was at most temporary, and restated its consolidated financial statements to account for NFS on the equity method until such time as the final distribution of NFS shares to the pre-merger shareholders has been completed in all respects. However, the Company subsequently learned through discovery performed with respect to an action the Company filed against NFS in District Court, Arapahoe County, Colorado (the “Court”) that share certificates of NFS were issued in the names of the shareholders of the pre-merger Navidec effective September 9, 2004 and no NFS certificates were ever issued to the Company. In addition, a Findings of Fact and Conclusions of Law (the “Order”) issued by the Court stated that the Company was not a shareholder of NFS at any time after September 9, 2004. Based on these findings, the Company concluded that it should not account for the post-Merger operations of NFS in the Company’s consolidated financial statements.

Allocation of Costs Incurred by Associates

The Company is also restating its consolidated financial statements as a result of a change in the methodology used to allocate costs from BPZ & Associates (“Associates”), its former parent. The Company has identified costs that were incurred by Associates in support of BPZ-Texas’ activities from BPZ-Texas’ inception in August 2001 until the merger with Navidec on September 10, 2004. Specific costs incurred by Associates on behalf of BPZ-Texas have been included in BPZ-Texas’ financial statements. Additionally, all of Associates’ costs on BPZ-Texas’ projects in excess of third party reimbursements have been included in BPZ-Texas’ financial statements in an effort to reflect all the costs of doing business. The Company believes its allocation methodology is reasonable.

Effect of Restatements

The following table reconciles selected annual and quarterly financial data as reported in various filings:

	2004 Form 10-KSB Filed April 15, 2005	January 2006 Restatement Adjustments	2005 Form 10-KSB Filed March 31, 2006	Accounting for NFS	Allocation of Expenses From Associates	Reclassification & Other (Options, etc.)	2005 Form 10-KSB/A Filed September 26, 2006

Selected Balance Sheet Data
December 31, 2005
Current Assets	$—	$—	$30,324,799	$—	$—	$—	$30,324,799
Total Assets	—	—	38,090,980	—	—	—	38,090,980
Current Liabilities	—	—	1,288,495	—	—	—	1,288,495
Total Liabilities	—	—	1,359,403	—	—	—	1,359,403
Stockholders’ Equity	—	—	36,731,577	—	—	—	36,731,577
December 31, 2004		—
Current Assets	4,186,350	—	4,186,350	—	—	—	4,186,350
Total Assets	4,833,855	1,457,751	6,291,606	(1,130,511)	—	—	5,161,095
Current Liabilities	574,940	—	574,940	—	—	—	574,940
Total Liabilities	574,940	—	574,940	—	—	—	574,940
Stockholders’ Equity	4,258,915	1,457,751	5,716,666	(1,130,511)	—	—	4,586,155

	2004 Form 10-KSB Filed April 15, 2005	January 2006 Restatement Adjustments	2005 Form 10-KSB Filed March 31, 2006	Accounting for NFS	Allocation of Expenses From Associates	Reclassification & Other (Options, etc.)	2005 Form 10-KSB/A Filed September 26, 2006

Results of Operations
Year Ended December 31, 2005
Net Income (Loss)	$—	$—	$(8,563,848)	$2,156,859	$—	$—	$(6,406,989)
Net Income (Loss) Applicable to Common Stockholders	—	—	(8,563,848)	2,156,859	—	—	(6,406,989)

Earnings (Loss) Per Diluted Share	—	—	(0.23)	0.07	—	—	(0.20)

Year Ended December 31, 2004
Net Income (Loss)	(18,040,272)	7,387,601	(10,652,671)	(8,087,752)	(103,184)	3,830,430	(15,013,177)
Net Income (Loss) Applicable to Common Stockholders	(18,040,272)	7,387,601	(10,652,671)	(8,087,752)	(103,184)	3,830,430	(15,013,177)

Earnings (Loss) Per Diluted Share	(2.08)	0.86	(1.24)	(0.53)	(0.01)	0.25	(0.99)

Selected Cash Flow Data
Year Ended December 31, 2005
Operating Cash Flow	$—	$—	$(4,479,826)	$—	$—	$—	$(4,479,826)
Investing Cash Flow	—	—	(5,745,130)	—	—	—	(5,745,130)
Financing Cash Flow	—	—	35,665,895	—	—	—	35,665,895
Year Ended December 31, 2004	—
Operating Cash Flow	(1,054,298)	(582,392)	(1,636,690)	—	—	162,890	(1,473,800)
Investing Cash Flow	(935,662)	(370,000)	(1,305,662)	—	—	—	(1,305,662)
Financing Cash Flow	5,995,995	952,392	6,948,387	—	—	(162,890)	6,785,497

	Original Filing of Respective Forms 10-QSB	January 2006 Restatement Adjustments	Forms 10-QSB/A Filed January 17, 2006	Accounting for NFS	Allocation of Expenses From Associates	Reclassifications & Other (Options, etc.)	Form 10-KSB/A Filed September 26, 2006

Selected Balance Sheet Data
September 30, 2005
Current Assets	$—	$—	$31,214,799	$—	$—	$—	$31,214,799
Total Assets	—	—	37,978,075	(423,142)	—	—	37,554,933
Current Liabilities	—	—	404,643	—	—	—	404,643
Total Liabilities	—	—	404,643	—	—	—	404,643
Stockholders’ Equity	—	—	37,573,432	(423,142)	—	—	37,150,290
June 30, 2005		—
Current Assets	434,652	—	434,652	—	—	—	434,652
Total Assets	3,486,426	1,389,534	4,875,960	(1,076,896)	—	—	3,799,064
Current Liabilities	1,523,926	—	1,523,926	—	—	—	1,523,926
Total Liabilities	1,523,926	—	1,523,926	—	—	—	1,523,926
Stockholders’ Equity	1,962,500	1,389,534	3,352,034	(1,076,896)	—	—	2,275,138
March 31, 2005	—
Current Assets	1,825,541	—	1,825,541	—	—	—	1,825,541
Total Assets	3,766,538	1,563,771	5,330,309	(1,243,832)	—	—	4,086,477
Current Liabilities	538,171	—	538,171	—	—	—	538,171
Total Liabilities	538,171	—	538,171	—	—	—	538,171
Stockholders’ Equity	3,228,367	1,563,771	4,792,138	(1,243,832)	—	—	3,548,306
September 30, 2004	—
Current Assets	4,883,004	100,000		—	—	—	4,983,004
Total Assets	5,787,677	1,342,990		(1,125,194)	—	—	6,005,472
Current Liabilities	511,842	—		—	—	—	511,842
Total Liabilities	511,842	—		—	—	—	511,842
Stockholders’ Equity	5,275,835	1,342,990		(1,125,194)	—	—	5,493,630
June 30, 2004
Current Assets	250,976	—	250,976	—	—	—	250,976
Total Assets	1,378,309	162,890	1,541,199	—	(162,890)	—	1,378,309
Current Liabilities	1,471,950	—	1,471,950	—	—	—	1,471,950
Total Liabilities	2,455,001	—	2,455,001	—	—	—	2,455,001
Stockholders’ Equity	(1,076,692)	162,890	(913,802)	—	(162,890)	—	(1,076,692)
March 31, 2004
Current Assets							11,178
Total Assets							251,178
Current Liabilities							30,250
Total Liabilities							935,250

	Original Filing of Respective Forms 10-QSB or 8-K	January 2006 Restatement Adjustments	Forms 10-QSB/A Filed January 17, 2006	Accounting for NFS	Allocation of Expenses From Associates	Reclassifications & Other (Options, etc.)	Form 10-KSB/A Filed September 26, 2006
Results of Operations
3ME September 30, 2005
Net Income (Loss)	$—	$—	$(1,856,000)	$713,408	$—	$—	$(1,142,592)
Net Income (Loss) Applicable to Common Stockholders	—	—	(1,856,000)	713,408	—	—	(1,142,592)

Earnings (Loss) Per Diluted Share	—	—	(0.05)	0.02	—	—	(0.03)

9ME September 30, 2005
Net Income (Loss)	—	—	(5,337,325)	1,733,716	—	—	(3,603,609)
Net Income (Loss) Applicable to Common Stockholders	—	—	(5,337,325)	1,733,716	—	—	(3,603,609)

Earnings (Loss) Per Diluted Share	—	—	(0.23)	0.06	—	—	(0.12)

3ME June 30, 2005
Net Income (Loss)	(1,265,867)	(529,105)	(1,794,972)	446,804	—	—	(1,348,168)
Net Income (Loss) Applicable to Common Stockholders	(1,265,867)	(529,105)	(1,794,972)	446,804	—	—	(1,348,168)

Earnings (Loss) Per Diluted Share	(0.07)	(0.03)	(0.11)	0.02	—	—	(0.05)

6ME June 30, 2005
Net Income (Loss)	(2,296,415)	(1,184,910)	(3,481,325)	1,020,308	—	—	(2,461,017)
Net Income (Loss) Applicable to Common Stockholders	(2,296,415)	(1,184,910)	(3,481,325)	1,020,308	—	—	(2,461,017)

Earnings (Loss) Per Diluted Share	(0.14)	(0.07)	(0.21)	0.04	—	—	(0.10)

3ME March 31, 2005
Net Income (Loss)	(1,030,548)	(655,805)	(1,686,353)	573,504	—	—	(1,112,849)
Net Income (Loss) Applicable to Common Stockholders	(1,030,548)	(655,805)	(1,686,353)	573,504	—	—	(1,112,849)

Earnings (Loss) Per Diluted Share	(0.06)	(0.04)	(0.10)	0.02	—	—	(0.04)

3ME September 30, 2004
Net Income (Loss)	(16,809,938)	7,930,924	(8,879,014)	(8,330,032)	15,115	3,830,430	(13,363,501)
Net Income (Loss) Applicable to Common Stockholders	(16,809,938)	7,930,924	(8,879,014)	(8,330,032)	15,115	3,830,430	(13,363,501)

Earnings (Loss) Per Diluted Share	(1.75)	0.83	(0.90)	(0.45)	0.00	0.21	(0.72)

9ME September 30, 2004
Net Income (Loss)	(17,064,240)	7,636,324	(9,427,916)	(8,330,032)	(103,184)	3,830,430	(14,030,702)
Net Income (Loss) Applicable to Common Stockholders	(17,064,240)	7,636,324	(9,427,916)	(8,330,032)	(103,184)	3,830,430	(14,030,702)

Earnings (Loss) Per Diluted Share	(2.81)	1.28	(1.56)	(0.71)	(0.01)	0.33	(1.20)

3ME June 30, 2004
Net Income (Loss)	(135,819)	(198,850)	(334,669)	—	(78,675)	—	(413,344)
Net Income (Loss) Applicable to Common Stockholders	(135,819)	(198,850)	(334,669)	—	(78,675)	—	(413,344)

Earnings (Loss) Per Diluted Share	(0.03)	(0.05)	(0.08)	—	(0.02)	—	(0.10)

6ME June 30, 2004
Net Income (Loss)	(254,302)	(294,600)	(548,902)	—	(118,299)	—	(667,201)
Net Income (Loss) Applicable to Common Stockholders	(254,302)	(294,600)	(548,902)	—	(118,299)	—	(667,201)

Earnings (Loss) Per Diluted Share	(0.06)	(0.07)	(0.13)	—	(0.03)	—	(0.16)

3ME March 31, 2004
Net Income (Loss)	(118,483)	(95,750)	(214,233)	—	(39,624)	—	(253,857)
Net Income (Loss) Applicable to Common Stockholders	(118,483)	(95,750)	(214,233)	—	(39,624)	—	(253,857)

Earnings (Loss) Per Diluted Share	(0.03)	(0.02)	(0.05)	—	(0.01)	—	(0.06)

	Original Filing of Respective Forms 10-QSB or 8/K	January 2006 Restatement Adjustments	Forms 10-QSB/A Filed January 17, 2006	Accounting for NFS	Allocation of Expenses From Associates	Reclassifications & Other (Options, etc.)	Form 10-KSB/A Filed September 26, 2006

Selected Cash Flow Data
9ME September 30, 2005
Operating Cash Flow	$—	$—	$(3,166,948)	$—	$—	$—	$(3,166,948)
Investing Cash Flow	—	—	(4,247,838)	—	—	—	(4,247,838)
Financing Cash Flow	—	—	(34,106,507)	—	—	—	(34,106,507)
6ME June 30, 2005
Operating Cash Flow	(2,255,592)	—	(2,255,592)	—	—	—	(2,255,592)
Investing Cash Flow	(1,222,222)	—	(1,222,222)	—	—	—	(1,222,222)
Financing Cash Flow	(178,007)	—	(178,007)	—	—	—	(178,007)
3ME March 31, 2005
Operating Cash Flow	(947,324)	—	(947,324)	—	—	—	(947,324)
Investing Cash Flow	(1,208,222)	—	(1,208,222)	—	—	—	(1,208,222)
Financing Cash Flow	(87,344)	—	(87,344)	—	—	—	(87,344)
9ME September 30, 2004
Operating Cash Flow	(779,105)	(171,406)	(950,511)	—	—	162,890	(787,621)
Investing Cash Flow	(673,848)	(866,152)	(1,540,000)	—	—	—	(1,540,000)
Financing Cash Flow	4,460,338	1,037,559	5,497,897	—	—	(162,890)	5,335,007
6ME June 30, 2004
Operating Cash Flow	(224,421)	(395,109)	(619,530)	—	—	(8,751)	(628,281)
Investing Cash Flow	(642,000)	(428,000)	(1,070,000)	—	—	—	(1,070,000)
Financing Cash Flow	866,065	823,109	1,689,174	—	—	8,751	1,697,925
3ME March 31, 2004
Operating Cash Flow	(113,358)	(37,800)	(151,158)	—	—	(57,950)	(209,108)
Investing Cash Flow	—	—	—	—	—	—	—
Financing Cash Flow	112,200	37,800	150,000	—	—	57,950	207,950

Organization and Basis of Presentation

BPZ Energy, Inc., a Colorado corporation, formerly named Navidec, Inc., was incorporated in 1993 and is based in Houston, Texas. BPZ is an exploratory stage company with properties in northwest Peru and southwest Ecuador and is focused on the exploration and production of oil and natural gas and intends to utilize part of its future natural gas production for the complementary development of gas-fired power generation.

On September 10, 2004, BPZ Energy, Inc., a Texas corporation (“BPZ-Texas”), consummated a reverse merger with Navidec, Inc. (“Navidec”) whereby BPZ-Texas became a wholly owned subsidiary of Navidec (the “Merger”). However, in the Merger, the stockholder group of BPZ-Texas obtained majority ownership and management control of the combined company. The Merger was treated, for accounting purposes, as a capital transaction rather than a business combination. It is equivalent to the issuance of common stock by BPZ-Texas for the net assets of Navidec, accompanied by a recapitalization. This accounting treatment is identical to that resulting from a reverse merger under SFAS 141, except that no goodwill or other intangible asset has been recorded. All financial statements presented herein represent the historical financial statements of the accounting acquirer, BPZ-Texas. Although the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing to avoid confusion.

The Merger required the transfer of all of the pre-merger business assets and liabilities of Navidec to its wholly owned subsidiary, Navidec Financial Services, Inc. (“NFS”), and the transfer of ownership of NFS to the shareholders of record of Navidec as of September 9, 2004, the day prior to the consummation of the Merger. Upon consummation of the Merger, the Company became contractually and irrevocably bound to the spin-off of NFS to such pre-Merger shareholders. All legal requirements for the transfer of ownership of NFS have been completed except for registration of the NFS shares with the Securities and Exchange Commission The Company has no control over the registration process of NFS and cannot predict when, or if, the management of NFS will be able to complete the registration of NFS common shares. NFS’ results are excluded from the Company’s financial statements for all periods presented.

The Company maintains a registered branch office in Peru. Currently, BPZ has exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.7 million acres in northwest Peru. BPZ’s license contracts cover 100% ownership of both Block Z-1, which was signed in November 2001 and Block XIX, which was signed in December 2003. The license contracts provide for an initial exploration period of seven to ten years and require BPZ to conduct specified activities on the properties during this period. The total contract term can extend up to 30 years for oil exploration, development and production and 40 years for gas exploration, development and production. In December 2003, BPZ entered into a Technical Evaluation Agreement for Area VI. This agreement gave the Company the right to conduct a technical evaluation of the area over a 24-month period and the exclusive right to enter into a license contract if the evaluation indicated the potential for successful operations. In December 2005, BPZ initiated negotiations to obtain a license contract for Area VI.

The Company also owns a 10% non-operated working interest in a producing oil and gas property located in southwest Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

BPZ is in the exploratory stage and to date its activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties. The Company has not drilled any wells or recognized any revenues from operations and we do not anticipate generating significant revenues from our properties prior to 2007.

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

Property, Equipment and Construction in Progress

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

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As allowed under SFAS 123, we have elected to account for our stock-based compensation to employees using the intrinsic value method of accounting which bases compensation expense on the difference between the quoted market price of the award at the measurement date less the amount, if any, the employee is required to pay for the stock. Equity instruments issued to non-employees for goods or services are accounted for at fair value at the date of grant. The fair value for awards issued to non-employees is measured using a Black-Scholes valuation model. Expense determined for employees and non-employees is recognized in the Company’s financial statements over the applicable service period.

As of December 31, 2005, stock-based awards to employees consisted of only restricted shares which were valued using the market price of the Company’s traded common stock on the date of grant. The fair value method would have yielded the same fair value and compensation expense as the intrinsic value method used; thus, no pro forma results of operations are required to be presented.

Beginning in 2006, we will be required to account for all transactions which result in the exchange of equity instruments for goods and services, including stock options granted to employees and directors, under SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires that both employee and non-employee share-based transactions be measured at fair value and recorded as an expense over the service period.

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

Note 2 —Navidec Merger

On July 8, 2004, Navidec and BPZ-Texas entered into a Merger Agreement (the “Merger Agreement”) which was consummated on September 10, 2004. The Merger was structured from a legal standpoint as the acquisition of BPZ-Texas by Navidec. However, the stockholder group of BPZ-Texas obtained majority ownership and management control of the combined company so, in substance, the transaction was a recapitalization of BPZ-Texas rather than a business combination. This accounting treatment is identical to that resulting from a reverse merger of BPZ-Texas with Navidec under SFAS 141, except that no goodwill or other intangible asset has been recorded. All financial statements presented herein represent the historical financial statements of the accounting acquirer, BPZ-Texas. BPZ-Texas entered into the Merger primarily to give it access to the public markets to finance its planned activities in South America.

Immediately prior to the recapitalization of BPZ-Texas, Navidec transferred all its assets and liabilities to a subsidiary, Navidec Financial Services (“NFS”), which was not acquired by BPZ-Texas and was part of a planned spin-off to Navidec shareholders of record at the time of the Merger. The recapitalization of BPZ-Texas was accomplished by Navidec, which had 3,198,368 shares outstanding, issuing 9,000,000 shares of its common stock in a one-for-one exchange for all of the outstanding common shares of BPZ-Texas. As additional incentive for the shareholders of Navidec to enter into the Merger, NFS received an additional 662,149 shares of common stock of Navidec. In its recapitalization, The Company assumed options to purchase 1,332,076 shares of Navidec common stock, which had previously been issued to employees, directors and consultants of Navidec and were outstanding on the date of the Merger. Under the terms of the Merger Agreement, the proceeds received from the exercise of these stock options are payable to NFS. The Company also assumed outstanding Class A ($2.00 per share) and Class B ($4.00 per share) warrants to purchase 1,129,000 shares (564,500 shares per class) of Navidec common stock.

The Company also granted to NFS fully vested options to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share as compensation for certain investor relations services NFS agreed to provide from July 1, 2004 to July 1, 2005. Additionally, the Company granted options to purchase 1,000,000 shares of common stock at an exercise price of $1.30 per share to John R. McKowen in connection with his service as a financial consultant to the Company Of such option shares, 500,000 vested upon consummation of the Merger and the remaining 500,000 option shares are to vest upon the receipt of additional investment proceeds totaling $6,000,000, provided such funding is received no later than September 10, 2006.

All shares underlying such options and warrants are issuable as common stock of the Company. See Note 8 — Stockholders’ Equity of the Notes to Consolidated Financial Statements for details about the stock options and warrants assumed or granted in connection with the Merger.

After the transfer of the assets and liabilities of Navidec to NFS, Navidec had no assets, liabilities or stockholders’ equity. The 662,149 shares of common stock the Company issued to NFS in connection with the acquisition were valued at the average closing price of Navidec’s common stock quoted on the OTCBB market during a five-day trading period beginning two trading days prior to the announcement of the Merger Agreement on July 8, 2004. Navidec was publicly traded and had a market for its equity, while BPZ-Texas was privately owned. The stock options assumed to purchase 1,332,076 shares of Navidec common stock and the warrants assumed and issued to purchase 1,129,000 shares and 2,500,000 shares of Navidec common stock, respectively, were valued using the Black-Scholes model. Inputs into the Black-Scholes valuation model for the valuation of the warrants and stock options included the exercise price and remaining term for the stock options and warrants, and a volatility factor based on historical stock prices of Navidec.

The following table summarizes the foregoing compensation and Merger-related transactions as they were recorded in the year ended December 31, 2004:

			Income Statement	Balance Sheet
Description	Shares	Fair Value(a)	Expensed	Common Stock	Additional Paid-In Capital	Deficit Accumulated During the Exploratory Stage
BPZ common stock issued to NFS	662,149	$1.48	$979,981	$979,981	$—	$979,981
BPZ options issued to NFS (for investor relation services)	1,500,000	1.76	2,644,146	—	2,644,146	2,644,146
BPZ options issued to former CEO (for financial consulting services)(b)	1,000,000	1.20	675,000	—	675,000	675,000
Assumption of Navidec stock options	1,332,076	3.21	4,275,964	—	4,275,964	4,275,964
Assumption of Navidec Class A warrants	564,500	0.30	169,350	—	169,350	169,350
Assumption of Navidec Class B warrants	564,500	0.08	45,160	—	45,160	45,160
Common stock issued to Navidec shareholders	3,198,368	N/A	—	—	—	—
Total purchase consideration			$8,789,601	$979,981	$7,809,620	$8,789,601

(a)             Fair values per share were rounded to two decimal places for presentation purposes.

(b)            Amounts recorded represent the immediate vesting/expense of 500,000 options ($600,000) and the amortization of the second group of 500,000 options ($75,000) for the three months ended December 31, 2004.

Transfer of NFS

The Merger Agreement also provided that all of the pre-merger business operations, assets and liabilities of Navidec would be transferred to its then wholly-owned subsidiary, NFS, followed by the transfer of ownership of NFS to the Navidec pre-merger shareholders of record as of September 9, 2004, the day prior to the consummation of the Merger. Accordingly, the pre-merger shareholders of BPZ-Texas are not entitled to receive shares of NFS. All legal requirements for the transfer of ownership of NFS have been completed except for registration of the NFS shares with the Securities and Exchange Commission. The Company intends to assist the management of NFS, as requested, in its efforts to register the NFS shares, but has no control over the registration process of NFS and cannot predict when, or if, the management of NFS will complete such registration.

In June 2006, a Findings of Fact and Conclusions of Law issued by the District Court, Arapahoe County, Colorado stated that the Company was not a shareholder of NFS at any time after September 9, 2004. Based on these findings, the Company concluded that it should not account for the post-Merger operations of NFS in its consolidated financial statements.

Note 3 — Other Current Assets

Below is a summary of other current assets as of December 31, 2005 and 2004:

	2005	2004

Value added tax	$362,555	$—
Prepaid expenses and other	270,903	4,598
Deposits	181,347	—
Deferred financing costs	—	67,561
Interest receivable	54,864	—

	$869,669	$72,159

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

In 2005 the Company incurred costs associated with exploration, development and production of natural gas reserves and with the complementary development of gas-fired power generation for its own use in Peru. The costs relate to the initial engineering design work for the power plant, gas processing facility and pipeline, and acquiring and refurbishing one of the Company’s offshore platforms located in Block Z-1. The Company incurred costs for office equipment and leasehold improvements for its offices in Houston, Peru and Ecuador and for vehicles used in the Peruvian operations.

Note 5 — Investment in Ecuador Property and Note Payable

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

Note 6 — Restricted Cash

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

Note 7 — Long-Term Debt

On December 31, 2005, the Company had long-term debt of $70,908, consisting of two secured loans for the purchase of office furniture. Both loans have a term of 60 months, bearing interest at 5.94% and 9.44%, with principal and interest payments due on a monthly basis. There was no long-term debt outstanding at December 31, 2004.

Note 8 — Stockholders’ Equity

The Company has 250,000,000 shares of common stock, no par value, and 25,000,000 shares of preferred stock authorized for issuance.

In connection with the private placement of 11,466,000 common shares, the Company was obligated to prepare and file with the SEC a Registration Statement on Form SB-2 and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days from July 19, 2005. The Registration Statement was not declared effective by the required date and the Company became liable to the Investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $343,980, for each thirty day period until the Registration Statement is declared effective by the SEC. Certain of the private placement investors, totaling 79% of the aggregate investment, have agreed to accept common stock in lieu of cash for a maximum period of 90 days. As of December 31, 2005, the Company recorded registration delay expense totaling $515,967. Of this amount, $271,960 was settled by the issuance of 92,705 shares of common stock and $72,017 was paid in cash prior to December 31, 2005 and $135,977 was settled by the issuance of 49,596 shares of common stock and $36,013 was paid in cash subsequent to December 31, 2005. As of March 31, 2006, the Company’s Registration Statement on Form SB-2 had not been declared effective by the SEC and the Company continues to be liable to the Investors for the aforementioned liquidated damages.

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

	December 31, 2005	December 31, 2004
Stock options outstanding	2,878,652	3,555,041
Warrants outstanding	100,000	1,129,000
Shares issuable to consultant for services	10,000	—
Contingent incentive earn-out shares	485,000	—
Earn-out shares	—	9,000,000
Contingent Merger earn-out shares	9,000,000	9,000,000
Total potentially dilutive securities issued	12,473,652	22,684,041

Shares available pursuant to Long-Term Incentive Compensation Plan	2,880,000	—

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

In connection with the Merger, BPZ also issued options to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share to NFS. Such options expire on July 31, 2006. Subsequent to the Merger, NFS conveyed 540,000 of such options to third parties. During 2005, 275,000 options had been exercised, resulting in net proceeds to the Company of $550,000. As of December 31, 2005 there were 1,225,000 of such options outstanding, of which 810,000 were held by NFS.

All of the above stock options were recorded at fair market value on the date of the Merger. Accordingly, no disclosure of pro forma results of operations under SFAS 123(R) is required.

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

Shares Issuable for Services

The Company has a contingent obligation to issue 10,000 shares on May 21, 2006, pursuant to a service agreement, to a consultant for legal and business advisory services to be rendered in Peru.

Contingent Incentive Earn-Out Shares

During 2005, the Company’s Board of Directors awarded a total of 485,000 shares of incentive stock awards to three of the Company’s officers. The incentive stock awards vest and the earn-out shares are issuable once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007, the same target as the Merger earn-out shares (see below). The total future stock-based compensation expense associated with these contingent incentive stock awards is $2,134,000 ($441,517 for 2005). As the Company has not yet obtained a firm financing commitment for its gas-to-power project, the Company does not consider the achievement of this target to be probable for accounting purposes and is not currently accruing the associated stock-based compensation expense.

Merger Earn-Out Shares

Under the terms of the Merger Agreement, the Company is committed to issue 18,000,000 shares to the former shareholders of BPZ-Texas on a contingent earn-out basis if the Company achieves certain reserve and production goals. The first earn-out target relating to reserves was achieved in December 2004 and 9,000,000 of the earn-out shares were issuable at that time. However, the contingent earn-out shares could only be issued after the shareholders approved an increase in the number of authorized common shares of the Company. The shareholders approved an increase in the number of authorized shares from 20,000,000 to 250,000,000 at its 2005 Annual Meeting held on July 1, 2005 and the 9,000,000 shares were issued at that time. The remaining 9,000,000 earn-out shares are issuable once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007.

For accounting purposes, the earn-out arrangement is treated as a stock dividend because the earn-out is payable to the shareholders of the accounting acquirer, BPZ-Texas. Accordingly, except for a retroactive increase in the number of common shares outstanding for all periods presented, no accounting entry is required upon the issuance of the earn-out shares.

Long-Term Incentive Compensation Plan

The BPZ Energy, Inc. 2005 Long-Term Incentive Compensation Plan (the “LTIP” or “Plan”) permits the Board of Directors to award eligible employees, directors and consultants with incentive-based and non-incentive-based compensation. The maximum number of shares of stock of the Company that may be subject to incentives under the Plan, including without limitation incentive options is 4,000,000 shares, and such shares shall be reserved at all times until issued under the Plan. Of such amount, no more than 1,600,000 shares in the aggregate shall be eligible for the issuance of performance shares, stock grants, restricted stock grants and other stock-based incentives. The LTIP will be administered and managed within the discretion of the compensation committee of the Company or, in the absence of such committee, by the Board of Directors. Incentives under the LTIP may be granted to eligible employees, directors or consultants in any one or a combination of incentive options, non-statutory stock options, stock appreciation rights, restricted stock grants, stock grants and performance shares. As of December 31, 2005 there were 2,880,000 of such shares available to be granted by the Company.

Note 9 — Affiliate and Related Party Transactions

As of December 31, 2005 and December 31, 2004, the Company had no outstanding balances with affiliates or related parties.

The Company has identified costs that were incurred on its behalf by BPZ & Associates (“Associates”), BPZ-Texas’ parent prior to the merger with Navidec. Associates incurred certain costs in support of BPZ-Texas’ activities from its inception in August 2001 until the merger with Navidec on September 10, 2004. Specific costs incurred by Associates on behalf of BPZ-Texas have been included in BPZ-Texas’ financial statements. Additionally, all of Associates’ costs on BPZ-Texas’ projects in excess of third party reimbursements were included in BPZ-Texas’ financial statements in an effort to reflect all the costs of doing business. The Company believes its allocation methodology is reasonable. The total costs allocated from Associates to BPZ-Texas in 2004 were as follows:

January 1, 2004 to September 10, 2004
Costs Allocations from Associates to BPZ-Texas:	$685,575

During 2004, BPZ-Texas made cash payments to Associates totaling $789,438. Of such payments, $419,438 was attributable to personnel and office costs incurred by Associates on behalf of BPZ-Texas. The remaining amount of $370,000 related to the acquisition of SMC Ecuador, Inc., with $167,500 paid to third parties and $202,500 paid for the benefit of Associates.

Note 10 — Income Taxes

There was no income tax expense or benefit for the years ended December 31, 2005 and 2004. The following table reconciles income taxes at the statutory rate to the Company’s effective rate for the years ended December 31, 2005 and 2004:

	2005	2004

Benefit computed at the expected statutory rate	$(2,178,376)	$(5,104,480)
Less: valuation allowance	2,178,376	5,104,480
Income tax expense	$—	$—

The Company recorded a valuation allowance for the full amount of the deferred tax asset resulting from the income tax benefit above, as it believes, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized.

Note 11 — Commitments and Contingencies

Transfer of NFS

On September 9, 2004 the day prior to the effective date of the Merger, Navidec assigned all of its pre-merger business operations, assets and liabilities to Navidec Financial Services, Inc. (“NFS”) and all issued and outstanding shares of NFS were subsequently transferred to the Navidec pre-merger shareholders of record as of September 9, 2004, for no cash consideration.

The transfer of NFS shares was effected by NFS to the pre-merger Navidec shareholders of record as of September 9, 2004. Consistent with the terms of the Merger Agreement, the Company had no control in the actions resulting in the transfer of the NFS shares and the Company believed, based on information provided by NFS and its advisors, that NFS had undertaken the necessary actions to comply with applicable registration requirements. However, because a registration of the NFS shares was not effective at the time of the transfer of the NFS shares, and has still not become effective, it might be determined that the transfer of the NFS shares was made without full compliance with registration or qualification requirements under applicable securities laws. As a result, although the Company took no actions in connection with the transfer, because the Company is a successor by merger to Navidec, Inc., if regulatory authorities determine that the Company did not comply with applicable registration requirements in connection with the transfers, fines or other sanctions could be imposed on the Company with respect to the transaction.

While federal and state regulators might conclude that the Company was subject to responsibility for registration of the shares, the Company regards the possibility of liability arising from the distribution of the NFS shares as remote for the following reasons:

The Company took no action with respect to the transfer of NFS shares which, pursuant to the terms of the Merger Agreement, was agreed to be handled by NFS, including any necessary qualifications or registrations under applicable securities laws. Further, the Company believed, based on information provided by NFS and its advisors, that NFS had undertaken to comply with all applicable registration requirements. Additionally, the transfer, which was tantamount to a stock dividend to the pre-merger shareholders of Navidec, Inc., did not involve cash consideration, making a finding of any damage to shareholders unlikely. Finally, it is the Company’s understanding that NFS is taking action to register the NFS shares and is communicating with the SEC to address this issue to the SEC’s satisfaction.

Although the Company regards the possibility of liability resulting from the transfer of NFS as remote, the Company does recognize that there may be a risk of such liability, and therefore cautions current and prospective Company shareholders of such risk.

Peru Properties

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

Financing Activities

In connection with the March 10, 2006 private placement of 1,670,000 common shares, the Company was obligated to prepare and file with the SEC a Registration Statement on Form SB-2 within sixty days, and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days, from March 8, 2006. If the Registration Statement is not filed, or declared effective by May 9, 2006, the Company will be liable to the Investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $50,100, for each thirty day period until the Registration Statement is declared effective by the SEC. Such liquidated damages are payable in common stock or cash at the Company’s sole discretion. As of the date of this filing, the Registration Statement has not been declared effective by the SEC.

Note 12 — Legal Proceedings

SEC Inquiry of Navidec

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

Transfer of Ownership in NFS

On July 8, 2004, Navidec and BPZ-Texas entered into a Merger Agreement (the “Merger Agreement”) which was consummated on September 10, 2004 (the “Merger”). The Merger Agreement provided that all of the pre-merger business operations, assets and liabilities of Navidec would be transferred to a wholly-owned subsidiary, Navidec Financial Services, Inc. (“NFS”), followed by the transfer of NFS to the pre-merger shareholders of record as of September 9, 2004, the day prior to the consummation of the Merger. See “Business and Properties—Navidec Merger Transaction,” “Risk Factors - The transfer of NFS could result in liability to us because the shares transferred were not registered with the SEC,” and Note 2 to the Consolidated Financial Statements, included in this filing, for detailed discussion regarding the Merger.

The Merger Agreement provided that the transfer of all of the pre-merger business operations, assets and liabilities of NFS was effective as of September 9, 2004. Accordingly, the Company originally believed that it had no continuing ownership of NFS and, therefore, did not account for the post-merger operations of NFS in the presentation of its financial statements. After receipt of comments from the SEC in connection with its review of the Company’s registration statement on Form SB-2 originally filed on July 27, 2005 and further review of this issue, the Company concluded it was the record, but not beneficial, owner of NFS shares, and that any ownership interest was at most temporary. The Company therefore decided to restate its financial statements to more accurately reflect the impact of its temporary ownership of NFS on the equity method. However, the SEC continued to comment on the accounting presentation of the Company’s ownership of NFS.

In part because of difficulty obtaining necessary information from NFS to clarify the ownership issue, the Company commenced an action against NFS (the “Action”) on or about February 13, 2006, in District Court, Arapahoe County, Colorado (the “Court”), seeking dissolution of NFS, the appointment of a receiver, and access to NFS corporate records. The Company commenced the Action uncertain whether or when the required spin-off of NFS shares pursuant to the terms and conditions of the Merger had occurred under Colorado corporate law. The Company asserted in the Action that it believed it was a record shareholder of NFS as of the date of the request and had standing for the relief sought. NFS denied that the Company had standing to act as a shareholder and asserted that the Company had not been a shareholder of NFS since September 9, 2004.

See Note 14 — Subsequent Events for an update regarding the legal proceedings related to the transfer of ownership in NFS.

Note 13 — Minimum Lease Payments

The Company leases office space in Houston, Texas under a five-year operating lease and in Lima, Peru under a month-to-month operating lease. Total rent expense incurred for the years ended December 31, 2005 and 2004 was approximately $98,000 and $18,000 respectively.

Note 14 — Subsequent Events

On March 10, 2006 the Company completed a private placement of 1,670,000 shares of common stock, no par value, to four institutional and accredited investors pursuant to a Stock Purchase Agreement dated as of March 8, 2006. The common stock was priced at $3.00 per share resulting in proceeds to the Company of approximately $5.0 million. In connection with the offer and sale of the common stock in the private placement, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, Rule 506 promulgated thereunder. The sale of common stock was made to accredited investors as defined in Regulation D, Rule 501(a). In the Stock Purchase Agreement, the Company agreed to prepare and file with the Securities and Exchange Commission (“SEC”), no later than 60 days after the closing date of the private placement, a registration statement covering resale of the shares of common stock issued in the placement. The Company also agreed to use its best efforts to cause the registration statement to be declared effective no later than 5 business days after the Company receives a notice that the SEC will not review the registration statement or 90 days after the closing date if the SEC reviews the registration statement. If the Company fails to file the registration statement before the deadline for such filing, or the registration statement is not declared effective within 30 days of the deadline for it to be declared effective, the Company will be obligated to the Investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, for each thirty day period until the Registration Statement is declared effective by the SEC.

On May 19, 2006, the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) by and among the Company, NFS and John McKowen, the Chief Executive Officer of NFS and former Chief Executive Officer and Director of the Company (collectively, the “Parties”). The Agreement settled all disputes amongst the Parties relating to the Action, seeking dissolution of NFS, the appointment of a receiver, and access to the NFS corporate records. The Agreement provided for (i) agreed access by the Company to the financial records of NFS, (ii) a complete mutual release between the Parties of any and all claims relating to the Action, and (iii) the granting of certain rights extending the exercise period for options and warrants held by NFS and certain of its affiliates, certain rights concerning cashless exercise of those securities if they are not registered by January 30, 2007, and certain modifications to the registration rights held by NFS and certain of its affiliates, permitting the Company to complete the registration of securities issued in the $34.4 million private placement completed by the Company in July, 2005, before registering Company securities held by NFS and certain of its affiliates.

In addition, the Agreement provided that NFS would file for declaratory relief or a declaratory action in the Court solely on the issue of whether the Company was a record owner of NFS shares at any time after September 9, 2004. On June 20, 2006, the Court issued its Findings of Fact and Conclusions of Law (the “Order”) in connection with the declaratory action sought by the Parties on the issue of our record ownership in NFS. The Order stated that we were not a shareholder of NFS at any time after September 9, 2004.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this 2005 Form 10-KSB/A (“Amendment No. 1”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation and the restatements discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

On January 17, 2006, the Company amended its 2004 Annual Report on Form 10-KSB/A and Quarterly Reports on Form 10-QSB/A for the periods ended March 31, 2005 and June 30, 2005. This Amendment No. 1 amends the Company’s 2005 Annual Report on Form 10-KSB filed on March 31, 2006. The deficiencies in our internal controls are related to the failure to properly (i) account for and describe the September 2004 merger with Navidec, Inc.; (ii) value certain options assumed by the Company; (ii) account for the post-merger operations of Navidec Financial Services, Inc.; and (iv) account for expenses incurred on the Company’s behalf by its former parent, BPZ & Associates, Inc., prior to the merger. The Company’s management and Audit Committee have discussed the restatement issues and related internal controls deficiencies with Johnson Miller & Co., CPA’s PC, its independent registered public accounting firm, and we have appropriately recorded and disclosed those items in this Amendment No. 1.

(b) Changes in Internal Controls over Financial Reporting

We are in the process of improving our internal controls in an effort to remediate these deficiencies. These improvements include strengthening our accounting staff through the hiring of a Controller and an accounting and financial reporting manager in 2005 and 2006, respectively. We have also engaged an independent consulting firm to document and test our internal controls and make recommendations for improvement. Additional effort may be needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures become adequate and effective.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names of our directors and executive officers along with their positions and ages as of December 31, 2005, except as otherwise noted. All directors have served since their appointment in September 2004 except for Messrs. Lendrum, Miller and Strauch, who were appointed as directors in July 2005.

Name	Age	Position
Dr. Fernando Zúñiga y Rivero	78	Chairman of the Board
Manuel Pablo Zúñiga-Pflücker	44	Chief Executive Officer, President, and Director
Frederic Briens	46	Chief Operating Officer
Randall D. Keys(1)	46	Chief Financial Officer
Edward G. Caminos(2)	43	Chief Financial Officer, Corporate Controller
Thomas Kelly(3)	51	Director
Gordon Gray	53	Director
John J. Lendrum III	55	Director
E. Barger Miller III	67	Director
Dennis G. Strauch	58	Director

(1)             Resigned from all positions with the Company and its subsidiaries effective June 15, 2006.

(2)             Appointed as interim Chief Financial Officer, effective June 15, 2006.

(3)             Resigned as director of the Company, effective March 3, 2006.

Dr. Zúñiga y Rivero is the father of the Company’s President, CEO and Director, Mr. Zúñiga-Pflücker. There are no other family relationships between any directors or executive officers of the Company. Set forth below are brief descriptions of the recent employment and business experience of the officers and directors of the Company.

Dr. Fernando Zúñiga y Rivero, Chairman of the Board.   Dr. Zúñiga y Rivero became Chairman of the Board of BPZ upon consummation of the Merger with Navidec, Inc. in September 2004. Immediately prior to the Merger and since 1996, he served as Chairman of BPZ & Associates Inc., the former parent company of BPZ—Texas., which has been inactive subsequent to the Merger. Dr. Zúñiga y Rivero was also Energy Division project officer of The World Bank, where he planned and implemented exploration promotion projects in 58 countries, primarily in East and West Africa, Eastern Europe, Southeast Asia and Latin America from 1979 to 1996. Dr. Zúñiga y Rivero has fifty years of experience in the international energy industry starting as an exploration geologist, biostratigrapher, and exploration head of an

Exxon affiliate in Peru; continuing as exploration production manager, integrated operations manager, general manager, and ultimately serving as Chairman and CEO of Petroleos del Peru, the national oil company of Peru. Dr. Zúñiga y Rivero holds B.S., M.S. and Ph.D. in Geology from the University of San Augustin, Peru, and conducted postgraduate studies at the University of California, Los Angeles. In April 2005, Dr. Zúñiga y Rivero became a director of Transmeridian Exploration, Inc., a public oil and gas company with operations in Kazakhstan.

Manuel Pablo Zúñiga-Pflücker, President, Chief Executive Officer and Director.   Mr. Zúñiga-Pflücker became President and Director of BPZ upon consummation of the Merger with Navidec, Inc. in September 2004 and in May 2005 assumed the additional title of Chief Executive Officer. Immediately prior to the Merger and since its formation in 2001, Mr. Zúñiga-Pflücker served as President of BPZ—Texas. Mr. Zúñiga-Pflücker also served as President of BPZ & Associates, Inc., the former parent company of BPZ—Texas, from 1989 until its Merger with Navidec, Inc. in September 2004, at which time BPZ & Associates, Inc. became inactive. Mr. Zúñiga-Pflücker began his career with Occidental Petroleum Corporation. Mr. Zúñiga-Pflücker has spent the past 20 years in the international oil and gas business, and has been involved in projects throughout Latin America and other areas of the world ranging from exploitation of marginal oil and gas fields to frontier exploration projects. He has also focused on the creative development of natural gas fields utilizing power generation and gas to liquids technology. He holds a B.S. in mechanical engineering from the University of Maryland as well as an M.S. in petroleum engineering from Texas A&M University.

Frederic Briens, Chief Operating Officer.   Mr. Briens joined BPZ as Vice President of Engineering in December 2004 and was named Chief Operating Officer in May 2005. From 2002 through 2004, Mr. Briens served as Geosciences and Business Development Manager for Perenco in Venezuela. From 1999 to 2002, Mr. Briens was the Chief Reservoir Engineer for Lundin Petroleum in Switzerland. Mr. Briens is a petroleum engineer with over 20 years of operating experience in international oil and gas projects spanning the globe. He has also served in senior technical and operating positions with Conoco, Schlumberger and Chevron. Mr. Briens holds an M.S. and a Ph.D. in petroleum engineering from Texas A&M University, an MBA from Colorado State University and an engineering degree from Ecole Centrale de Paris. Mr. Briens was a co-founder of BPZ & Associates, Inc., a predecessor to the Company, in 1989.

Randall D. Keys, Chief Financial Officer.   Immediately prior to his resignation, Mr. Keys served as Chief Financial Officer of BPZ, which he was appointed to in May 2005. Mr. Keys was previously a financial consultant to the Company from October 2004 until May 2005. From 2002 through 2004, Mr. Keys served as a financial consultant and Chief Financial Officer of Transmeridian Exploration, Inc., an Amex-listed oil and gas company with operations in Kazakhstan. From 1998 to 2001, he served as Chief Financial Officer of Core Laboratories, N.V., a NYSE-listed global oilfield service company, and one of its predecessors. He earned a B.B.A. in accounting from the University of Texas and is a Certified Public Accountant. He also serves as a Director and Chairman of the Audit Committee of Far East Energy Corporation, a public oil and gas company with coal-bed methane operations in China.

Edward G. Caminos, Chief Financial Officer.   Mr. Caminos was appointed as interim Chief Financial Officer of the Company, effective June 15, 2006. Mr. Caminos has served as Corporate Controller of the Company since January 2005. Prior to joining the Company, Mr. Caminos served as Director Financial Reporting for the Americas Division at Duke Energy from June 2004 to January 2005. From February 2001 to May 2004, Mr. Caminos served as Financial Reporting Manager and interim Controller for the Europe Division, prior to its sale, at Reliant Energy.

Thomas Kelly, Director.   Prior to his resignation, Mr. Kelly served as a Director of BPZ upon consummation of the Merger with Navidec, Inc. in September 2004 until May 2006. Mr. Kelly also served as Chief Executive Officer and Director of BPZ upon consummation of the Merger until May 2005. He is currently Chairman of the Board of United Fuel & Energy Corporation, a publicly-traded provider of fuel, lubricants and related services and was its CEO from 1998 through May 2004. He is also a director of Allis Chalmers Energy, Inc. Mr. Kelly is an independent oil and gas producer in Midland, Texas who has invested in a variety of acquisition, exploitation and exploration programs since 1980 and continuing from 2000 to present. Prior to 2000, Mr. Kelly founded and managed several energy related companies including Baytech, Inc. and First Permian, LLC. He graduated with a degree in business from Baylor University.

Gordon Gray, Director.   Mr. Gray became a Director of BPZ upon consummation of the Merger with Navidec, Inc. in September 2004. Since 1982, Mr. Gray has served as President of Allied Crude Purchasing, Inc., a privately owned transportation company, which purchases crude oil at the well site and transports it by truck or pipeline to sales points throughout Texas and Eastern New Mexico. Mr. Gray has owned and operated oil production and oil field service businesses for over 30 years. His activities are centered in the Permian Basin area of West Texas.

John J. Lendrum III.   Mr. Lendrum became a Director of BPZ in July 2005. Mr. Lendrum was appointed in April 2005 as President, Chief Operating Officer and a Director of Torch Energy Advisors Incorporated (“Torch”), a Houston-based company which specializes in the exploitation and development of oil and gas properties, mid-stream gas assets, and well servicing. From 1993 to 2005, Mr. Lendrum founded and served as President of Rockport Resources Capital Corporation, which focused on providing capital to the energy industry. During this period, he was also a principal in Star Natural Gas Company, a privately-held company with mid-stream natural gas assets. Previously, Mr. Lendrum served as Executive Vice President and Chief Financial Officer of Torch and in senior financial and business development roles with the Torch managed companies of Nuevo Energy Company, Energy Assets International and Bellwether Exploration. Mr. Lendrum began his career with the international public accounting firm of KPMG Peat Marwick and earned a BBA in Finance and completed his graduate studies in Accounting Theory at the University of Texas at Austin. Mr. Lendrum serves as Chairman of the Company’s Audit Committee.

E. Barger Miller III.   Mr. Miller became a Director of BPZ in July 2005. Mr. Miller has served since 1990 as Chairman and CEO of E.B. Miller & Co., a privately held company which provides project planning and business development services for energy and power companies, primarily in Latin America. He was recently involved in a large power transaction in Ecuador and a downstream project in Bolivia. Mr. Miller has over 40 years of broad-based experience in the energy industry, including positions as CEO of Minden Oil & Gas, Inc., a public exploration and production company, and investment banking positions with Graber, Miller, Ronn & Co. and Charterhouse Japhet. He began his career with Exxon Corporation. Mr. Miller holds an MBA from Northwestern University and a B.S. in Chemistry, with a minor in Petroleum Engineering, from Stanford University. Mr. Miller serves as Chairman of the Company’s Nominating and Corporate Governance Committee.

Dennis G. Strauch.   Mr. Strauch became a Director of BPZ in July 2005. Mr. Strauch has served since 2001 as Managing General Partner of Delmar Holdings, LP, a private firm which manages U.S. oil and gas properties. From 1992 to 2001, Mr. Strauch held various positions, including President and CEO, with Zarara Oil and Gas Limited and its predecessors. Zarara, a publicly traded company in the US and UK, had international oil and gas operations in Africa, the Middle East, the Far East and South America. Mr. Strauch has over 30 years experience in the oil and gas industry with extensive international and domestic technical experience in the areas of acquisitions, reservoir engineering and economic evaluations. He began his career with Schlumberger and has served in senior management and technical positions with ARAMCO, Petro-Lewis, Whiting Petroleum and Geodyne Resources. Mr. Strauch holds an MBA from the University of Denver and a degree in Geophysics from the Colorado School of Mines. He is a Registered Professional Engineer in the State of Colorado. Mr. Strauch serves as Chairman of the Company’s Compensation Committee.

Involvement in Certain Legal Proceedings

To the knowledge of management, during the past five years, no present or former director, executive officer or affiliate was involved in any legal proceeding either individually or as an affiliate of a legal entity that requires disclosure.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of their Form 3, 4 and 5 filings with the SEC, and amendments thereto, the Company believes that during the fiscal year ended December 31, 2005, all of its officers and directors timely complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, except for Dr. Fernando Zúñiga y Rivero, who inadvertently filed one report late.

The Board considers Mr. John J. Lendrum, III, one of the Company’s independent directors, to be an “audit committee financial expert” as defined under the applicable rules of the SEC.

Code of Ethics

We have adopted a Code of Ethics for Executive Officers, which applies to our Chief Executive Officer, Chief Operating Officer and our Chief Financial Officer. The full text of our Code of Ethics for Executive Officers is published on our website, at www.bpzenergy.com, under the “Investor-Relations” caption. We intend to disclose future amendments to, or waivers from, certain provisions of this Code on our website within four business days following the date of such amendment or waiver. Information contained on the website is not part of this report.

Item 10. Executive Compensation

This section sets out the annual compensation paid during the year ended December 31, 2005 and the two prior fiscal years to our Chief Executive Officer and any other executive officers who received annual compensation in excess of $100,000 during the last fiscal year.

					Long Term Compensation
					Awards		Payouts
		Annual Compensation			Restricted	Securities
Name and Principal Position	Fiscal Year Ending	Salary ($)	Bonus(e) ($)	Other Annual Compensation ($)	Stock Awards ($)	Underlying Options/SARS (#)	LTIP Payouts ($)	All Other Compensation ($)
Dr. Fernando Zúñiga y Rivero	2005	$120,000	—	—	—	—	—	—
Chairman of the Board	2004	40,000	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—

Manuel Pablo Zúñiga-Pflücker	2005	$120,000	—	—	—	—	—	—
President, Chief Executive	2004	40,000	—	—	—	—	—	—
Officer and Director(a)	2003	—	—	—	—	—	—	—

Frederic Briens	2005	$120,000	—	—	$1,980,000	—	—	—
Chief Operating Officer(b)	2004	20,000	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—

Randall D. Keys	2005	$90,000	—	—	$1,980,000	—	—	—
Chief Financial Officer(c)	2004	—	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—

Thomas Kelly	2005	—	—	—	—	—	—	—
Former Chief Executive	2004	—	—	—	—	—	—	(d)
Officer and Director(d)	2003	—	—	—	—	—	—	—

(a)             Mr. Zúñiga-Pflücker has been President and a Director of the Company since the Merger with Navidec, Inc. in September 2004. He was named Chief Executive Officer in May 2005.

(b)            Mr. Briens was hired as Vice President of Engineering in December 2004 and was named Chief Operating Officer in May 2005. Mr. Briens received a restricted stock award of 450,000 shares valued at $4.40 per share, which was the closing market price of our common stock on the date of grant. This restricted stock award vests in three equal annual installments beginning on May 16, 2006. As of December 31, 2005, the unvested restricted shares had a value of $1,912,500, based on our closing market price of $4.25 per share.

(c)             Mr. Keys served as a financial consultant from October 2004 through May 2005 at which time he was appointed Chief Financial Officer of the Company. Prior to his appointment as Chief Financial Officer, Mr. Keys received total consulting fees of $108,300 and 15,000 shares of common stock valued at $63,750. Mr. Keys received a restricted stock award of 450,000 shares valued at $4.40 per share, which was the closing market price of our common stock on the date of grant. This restricted stock award vests in three equal annual installments beginning on May 16, 2006. As of December 31, 2005, the unvested restricted shares had a value of $1,912,500, based on our closing market price of $4.25 per share. As Mr. Keys resigned from all positions with the Company and its subsidiaries effective June 15, 2006, the remaining 300,000 unvested restricted shares were forfeited.

(d)            Mr. Kelly was Chief Executive Officer of the Company from the Merger with Navidec, Inc. in September 2004 until May 2005, when he was succeeded by Mr. Zúñiga-Pflücker. Mr. Kelly continues as a Director of the Company. See discussion of stock awarded to Mr. Kelly prior to the Merger in “Other Compensation and Employment Agreements or Arrangements”, below.

(e)             The Board of Directors has not made a formal decision with regard to any discretionary bonus compensation for the year ended December 31, 2005.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning the Company’s grant of options to purchase shares of the Company’s common stock and stock appreciation rights (“SARs”) during the fiscal year ended December 31, 2005, to the Company’s Chief Executive Officer and to any other executive officers who earned more than $100,000 during the fiscal year ended December 31, 2005:

Name	Number Of Securities Underlying Options/SARs Granted (#)	Percent Of Total Options/SARs Granted To Employees in Fiscal Year	Exercise Or Base Price ($/SH)	Expiration Date
Dr. Fernando Zúñiga y Rivero	—	—	—	—
Manuel Pablo Zúñiga-Pflücker	—	—	—	—
Frederic Briens	—	—	—	—
Randall D. Keys	—	—	—	—
Thomas Kelly	—	—	—	—

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND YEAR-END OPTION/SAR VALUES

The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2005 by the Company’s Chief Executive Officer and any other executive officers who earned more than $100,000 during the fiscal year ended December 31, 2005:

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number Of Unexercised Securities Underlying Options/SARs At Year End (#) Exercisable/ Unexercisable	Value Of Unexercised In The-Money Option/SARs At Year End ($) Exercisable/ Unexercisable
Dr. Fernando Zúñiga y Rivero	—	—	—	—
Manuel Pablo Zúñiga-Pflücker	—	—	—	—
Frederic Briens	—	—	—	—
Randall D. Keys	—	—	—	—
Thomas Kelly	—	—	—	—

LONG-TERM INCENTIVE PLANS—AWARDS IN LAST FISCAL YEAR

The following table contains information with respect to the awards made to the Company’s Chief Executive Officer and to any other executive officers who earned more than $100,000 during the fiscal year ended December 31, 2005 under the Company’s Long-Term Incentive Plans during the fiscal year ended December 31, 2005:

	Number Of Shares, Units	Performance Or Other Period Until	Estimated Future Payouts Under Non-Stock Price-Based Plans
Name	Or Other Rights (#)	Maturation Or Payout	Threshold (#)	Target (#)	Maximum (#)
Dr. Fernando Zúñiga y Rivero	—	—	—	—	—
Manuel Pablo Zúñiga-Pflücker	—	—	—	—	—
Frederic Briens(a)	225,000	12/28/2007	225,000	225,000	225,000
Randall D. Keys(a)	225,000	12/28/2007	225,000	225,000	225,000
Thomas Kelly	—	—	—	—	—

(a)             Messrs. Briens and Keys each received a contingent incentive stock award of 225,000 shares, which vest and are issuable once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007. This vesting provision is the same as the second earn-out target under the Merger Agreement, as discussed in “Business and Properties — Navidec Merger Transaction”, included herein. As Mr. Keys resigned from all positions with the Company and its subsidiaries effective June 15, 2006, the 225,000 unvested contingent incentive stock award was forfeited.

Officer Compensation and Employment Agreements or Arrangements

We have no employment agreements with any of our executive officers. Each of our executive officers currently receives a base salary of $120,000 per year. Each is eligible for cash bonus compensation at the discretion of the Board of Directors, but there is no formal plan covering such bonuses, nor were any bonuses paid for the fiscal year ended December 31, 2004. The Board has not made a formal decision with regard to any bonus compensation for the year ended December 31, 2005.

Mr. Kelly, the former Chief Executive Officer and a Director of the Company, did not draw any salary from the Company during 2004, including periods prior to and after the consummation of the Merger with Navidec. Prior to the Merger, BPZ-Texas issued 1,683,236 shares of common stock to Mr. Kelly as compensation for financial advisory services in arranging the merger with Navidec, assisting with the private placement, and helping the Company identify potential financing sources. Mr. Kelly also provided certain letter of credit guarantees in favor of the Company. Mr. Kelly is entitled to receive earn-out shares, when and if they are issued, on a proportionate basis with the other pre-Merger shareholders of BPZ-Texas. See “Business and Properties — Navidec Merger Transaction and Note 9 to the December 31, 2004 and 2003 Consolidated Financial Statements, included herein, for further discussion about the earn-out shares.

Long-Term Incentive Plan

The BPZ Energy, Inc. 2005 Long-Term Incentive Compensation Plan (“LTIP”) reserves 4,000,000 shares of common stock for awards under the plan. Of such amount, no more than 1,600,000 shares in the aggregate shall be eligible for the issuance of designated stock-based incentives, including performance shares, stock grants, restricted stock grants and other designated stock-based incentives. As of December 31, 2005, we had issued restricted stock awards totaling 1,120,000 shares and had 2,880,000 shares available for future awards under the LTIP, of which 480,000 are available for issuance of designated stock-based incentives.

In connection with the Merger, BPZ assumed the Navidec 2004 Stock Option Plan (the “Navidec Plan”), which provided for the issuance of up to a maximum of three million shares of no par value common stock covered by this plan. Subsequent to the Merger with Navidec, Inc., the Company discontinued the Navidec Plan and no further options were granted under the Navidec Plan. As of December 31, 2005, there were 653,652 remaining stock options outstanding under the Plan, all of which are fully vested and expire on September 10, 2007.

Director Compensation

There are currently no arrangements to pay any cash compensation, such as annual retainer or meeting fees to Directors. Directors are entitled to receive reimbursement for reasonable direct expenses incurred in attending meetings of the Board of Directors. During 2004, there were no payments of director fees to any of the Directors. In July 2005, the Company approved a grant of 50,000 shares of restricted common stock, vesting at the end of two years from the date of grant, to each of the Company’s three newly appointed independent directors, Messrs. Lendrum, Miller and Strauch.

Limitation of Liability and Indemnification

Our Articles of Incorporation contain a provision eliminating our directors’ liability to us or our shareholders for monetary damages for a breach of their fiduciary duty. However, a director’s liability is not eliminated in circumstances involving certain wrongful acts, such as the breach of a director’s duty of loyalty or acts or omissions which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation also obligate us to indemnify our directors and officers to the fullest extent permitted under Colorado law. While we believe that these provisions are standard and necessary to assist us in attracting and retaining qualified individuals to serve as directors, they could also serve to insulate our directors against liability for actions which damage us or our shareholders. Furthermore our assets could be used or attached to satisfy any liabilities subject to such indemnification.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2005, concerning the beneficial ownership of BPZ’s common stock by each person who beneficially owns more than five percent of the common stock, its affiliates, and by each of BPZ’s executive officers and directors, and by all executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percent of Beneficial Ownership(2)
Gordon Gray(3)	3,710,774	9.2%
Thomas Kelly	3,465,486	8.6%
Fernando Zúñiga y Rivero(4)	1,699,477	4.2%
Manuel Pablo Zúñiga-Pflücker	3,304,539	8.2%
Frederic Briens	112,348	0.3%
Dennis G. Strauch	25,000	0.1%
Randall D. Keys	15,000	0.0%
John J. Lendrum III	—	—
E. Barger Miller III	—	—
All directors and executive officers as a group (nine persons)	12,332,624	30.6%
Allied Crude Purchasing, Inc.(3) 3900 West Highway 180 Snyder, Texas 79549	3,710,774	9.2%
John R. McKowen(5)	2,010,295	4.8%

(1)             Except as indicated herein, the business address for each beneficial owner is 580 Westlake Park Blvd, Suite 525, Houston, Texas 77079. The principal business address for Mr. McKowen is 6399 S. Fiddler’s Green Circle, Suite 300, Greenwood Village, CO 80111.

(2)             The calculations of percentage beneficial ownership are based on 40,349,979 shares issued as of December 31, 2005, plus any potentially dilutive securities for each person or group. Of such issued shares, 707,903 shares are held by Navidec Financial Services, Inc., an affiliate of the Company.

(3)             The shares reflected above as beneficially owned by Mr. Gray consist of 3,710,774 shares that he beneficially owns and controls through his sole ownership of Allied Crude Purchasing, Inc.

(4)             The number of shares reflected above as beneficially owned by Mr. Zúñiga y Rivero does not include 158,595 shares held of record by his wife, Blanca Pflücker de Zúñiga, as Mr. Zúñiga y Rivero disclaims beneficial ownership of these shares.

(5)             The number of shares of common stock beneficially owned by Mr. McKowen includes (i) options to purchase 375,000 shares of common stock which are exercisable within 60 days of December 31, 2005, (ii) 707,903 shares of common stock held by Navidec

                           Financial Services, Inc. (“NFS”) and (iii) warrants to purchase 810,000 shares of the Company’s common stock at an exercise price of $2.00 per share held by NFS. Mr. McKowen is the Chief Executive Officer of NFS, an affiliate of the Company and was Chief Executive Officer of the Company from August 2003 until September 2004. He served as a Director of the Company from December 2002 until July 2005. The number of shares of common stock beneficially owned by Mr. McKowen excludes 118,382 shares and options to purchase 375,000 shares of common stock which were conveyed to his wife, from whom he is legally separated pursuant to a qualified domestic relations order, as Mr. McKowen disclaims beneficial ownership of these shares.

Rule 13d-3 under the Securities Exchange Act of 1934, provides for the determination of beneficial owners of securities. That rule includes as beneficial owners of securities, any person who directly or indirectly has, or shares, voting power and/or investment power with respect to such securities. Rule 13d-3 also includes as a beneficial owner of a security any person who has the right to acquire beneficial ownership of such security within sixty days through any means, including the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person. Included in this table are only those derivative securities that have exercise prices which it is reasonable to believe could be “in the money” within the next sixty days.

Equity Compensation Plan Information (as of December 31, 2005)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
BPZ Long Term Incentive Compensation Plan	—	$—	2,880,000
Equity compensation plans not approved by security holders:
Contingent Incentive Earn-Out Shares	485,000	$—	—
Navidec, Inc. 2004 Stock Option Plan	653,652	1.67	—
Warrants pursuant to Business Consulting Agreement	1,125,000	2.00	—
Stock Options pursuant to Director’s Agreement	1,000,000	1.30	—
Total not approved by security holders	3,263,652	1.42	—
Total all compensation plans	3,263,652	1.42	2,880,000

Description of Equity Compensation Plans Not Approved by Security Holders

Contingent Incentive Earn-Out Shares

In July 2005, we awarded contingent incentive stock awards totaling 485,000 shares to three of the Company’s officers, two of whom are executive officers. The incentive stock awards vest and are issuable once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007. This vesting provision is the same as the second earn-out target under the Merger Agreement, as discussed in “Business and Properties — Navidec Merger Transaction,” included herein.

Navidec, Inc. 2004 Stock Option Plan

Subsequent to the Merger, the Company discontinued the Navidec 2004 Stock Option Plan (the “Navidec Plan”) and no further options were granted under the Navidec Plan. The following discussion pertains to the period prior to the Merger.

On April 26, 2004, the Board of Directors of Navidec, Inc. adopted the Navidec Plan for current or former key employees, consultants and members of the Board of Directors of the Company or a subsidiary of the Company providing material services to the Company. The Navidec Plan was included as an exhibit to a registration statement on Form S-8 filed on June 15, 2004. The Board of Navidec, Inc. administers the Navidec Plan, or the Board may appoint a committee of two or more non-employee directors to administer the Navidec Plan. The Board or such committee may, in its sole discretion, select eligible optionees. The Board may also amend, modify or terminate the Plan at any time. None of these actions, however, shall affect any outstanding option under the Navidec Plan without the consent of the optionee holding the option.

The Navidec Plan reserves 3,000,000 shares of common stock for issuance upon exercise of options. During the period from the establishment of the Navidec Plan until the date of the Merger, Navidec issued options to purchase 2,157,361 shares of common stock at an average exercise price of $1.45 per share. The Board will adjust the aggregate number of shares under the Plan if there is any change in the outstanding shares of stock of the Company because of a stock dividend or split, recapitalization, reclassification or other similar capital change. The options granted under the Plan expire on the earliest to occur of (i) the date set forth in such option, not to exceed 10 years from the date of grant; (ii) the third anniversary of the completion of the merger or sale of substantially all of the stock or assets of the Company with or to another company in which the Company is not the surviving corporation (except for merger with a wholly owned subsidiary); or (iii) the termination of the employment of an optionee for cause by the Company. Options may be subject to a vesting schedule as set forth in an option agreement. Notwithstanding any other terms, an option is fully vested and exercisable (i) immediately prior to the completion of the merger or sale of substantially all of the stock or assets of the Company with or to another company in which the Company is not the surviving corporation (except for merger with a wholly-owned subsidiary); (ii) upon termination of the optionee’s employment because of death, disability or retirement upon reaching the age of 65; or (iii) upon retirement from the Board upon reaching the age of 70 for non-employee Directors. The Board may reprice outstanding options after the grant to provide for a lower option exercise price. The Board has the discretion to cancel outstanding Options in return for payment if an acquisition occurs with respect to the Company. No future options will be issued under this plan.

Warrants Issued Pursuant to Business Consulting Agreement

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

Stock Options Issued Pursuant to Director’s Agreement

In July 2004, BPZ entered into a Director Agreement with Mr. McKowen, then the Chief Executive Officer of Navidec, related to his service as a Director to BPZ upon consummation of the Merger between Navidec and BPZ-Texas. Pursuant to that Agreement, Mr. McKowen received options to acquire up to 1,000,000 million shares of the Company’s common stock at $1.30 per share. Of such option shares, 500,000 became vested upon the closing of the $6,000,000 private placement in September 2004. The remaining 500,000 shares will vest upon the receipt of additional investment proceeds totaling $6,000,000, including proceeds from the exercise of outstanding warrants, provided such funding is received by the Company no later than September 10, 2006. Such options, when vested, expire ten years from the date of grant. Mr. McKowen did not stand for re-election to the BPZ Board of Directors at the Annual Meeting on July 1, 2005.

Item 12. Certain Relationships and Related Transactions

In October 2003, Navidec made a $200,000 investment in the Kirby Enterprise Fund (the Fund), of which Chuck Kirby, a control person of the Fund, was also at the time a person of at least 5% beneficial ownership of the Company. The Fund is a limited liability company organized to invest in equity securities. This investment was sold during 2004 and was not part of the assets conveyed to the Company in the Merger.

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

In 2003, BPZ-Texas entered into a loan agreement with Allied Crude Purchasing, Inc. (“Allied Crude”), a company controlled by Gordon Gray, a Director of the Company, under which BPZ-Texas made total borrowings of $665,000. Prior to the consummation of the Merger with Navidec, BPZ-Texas converted this debt into 1,802,376 shares of common stock. Mr. Gray is entitled to receive additional earn-out shares, when and if they are issued, on a proportionate basis with the other pre-Merger shareholders of BPZ-Texas. See “Business and Properties — Navidec Merger Transaction” and Note 9 to the December 31, 2004 and 2003 Consolidated Financial Statements, included herein, for further discussion about the earn-out shares.

Prior to the consummation of the Merger with Navidec, BPZ-Texas issued 1,683,236 shares of common stock to Thomas Kelly, former Chief Executive Officer and a Director of the Company, as compensation for his financial advisory services in arranging the merger with Navidec, assisting with the private placement, and helping the Company identify potential financing sources. Mr. Kelly also provided certain letter of credit guarantees, which are no longer in place. Mr. Kelly is entitled to receive additional earn-out shares, when and if they are issued, on a proportionate basis with the other pre-Merger shareholders of BPZ-Texas. See “Business and Properties — Navidec Merger

Transaction” and Note 9 to the December 31, 2004 and 2003 Consolidated Financial Statements, included herein, for further discussion about the earn-out shares.

In July 2004, BPZ entered into a Director Agreement with Mr. McKowen, then CEO of Navidec, related to his service as a Director to BPZ upon consummation of the Merger between Navidec and BPZ-Texas. Pursuant to that Agreement, Mr. McKowen received options to acquire up to 1,000,000 million shares of the Company’s common stock at $1.30 per share. Of such option shares, 500,000 became vested upon the closing of the $6,000,000 private placement in September 2004. The remaining 500,000 shares will vest upon the receipt of additional investment proceeds totaling $6,000,000, including proceeds from the exercise of outstanding warrants, provided such funding is received by the Company no later than September 10, 2006. Such options, when vested, expire ten (10) years from the date of grant. Mr. McKowen did not stand for re-election to the BPZ Board of Directors at the Annual Meeting on July 1, 2005.

On July 20, 2004, the Board of Directors of Navidec, Inc. approved an advance of $400,000 to BPZ-Texas under a promissory note dated July 15, 2004. Navidec, Inc. funded this advance from proceeds received as a result of recent stock option exercises and from the proceeds of a $260,000 personal loan made to Navidec, Inc. from John R. McKowen, a former director and former officer of the Company. This secured promissory note to BPZ-Texas was repaid from the proceeds of the private placement following the closing of the Merger.

In connection with the Merger, the Company entered into a business consulting agreement with NFS, an affiliate of the Company, under which NFS would provide investor relations, public relations, and other financial advisory services to BPZ. Under this agreement, BPZ was obligated to pay NFS fees of $30,000 per month for a period of twelve months ending on July 31, 2005. This agreement was cancelable upon 30 days notice at any time after October 31, 2004. Additionally, BPZ agreed to grant NFS fully vested warrants to purchase 1,500,000 shares of Navidec, Inc. common stock at an exercise price of $2.00 per shares at any time prior to July 31, 2006. Pursuant to an agreement between the parties, NFS discontinued services under the Business Consulting Agreement effective May 6, 2005.

As part of the Merger Agreement, BPZ & Associates, Inc. retained a 10% overriding royalty interest in the future gross revenues, net of government royalties, derived from the four blocks in Peru currently owned by the Company. BPZ & Associates, Inc. is an entity controlled by certain officers and directors of the Company. After further consideration, the principals of BPZ & Associates, Inc. concluded that it would be in the best interests of the Company and its shareholders to eliminate this overriding royalty interest and to put into place a more traditional management incentive plan based upon the results of the Company and other appropriate measures of Company success. Accordingly, BPZ & Associates, Inc. has relinquished this 10% overriding royalty interest.

Except as set forth herein, there have been no material transactions, series of similar transactions or currently proposed transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits

3.1

Third Amended and Restated Articles of Incorporation of BPZ Energy, Inc. (incorporated by reference to Exhibit 3.1 to BPZ Energy, Inc.’s Registration Statement on Form SB-2 Amendment No. 2 (SEC File No. 333-122816)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 (SEC File No. 333-14497) filed on October 18, 1996).

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

4.2	BPZ Energy, Inc. 2005 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (SEC File No. 333- 126388) filed on July 5, 2005).

10.1	Merger Agreement between Navidec, Inc. and BPZ, Inc. dated July 8, 2004 (incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed July 13, 2004).

10.2	Closing Agreement between Navidec, Inc. and BPZ, Inc. dated September 8, 2004(incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed September 14, 2004).

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

14.1	Code of Ethics for Executive Officers (filed herewith).

16.1	Letter from Hein & Associates, LLP (incorporated by reference to Exhibit 16.1 from Navidec’s Form 8-K filed November 18, 2004).

21.1	Subsidiaries of the Small Business Issuer (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

Item 14. Principal Accountant Fees and Services

Johnson Miller & Co., CPA’s PC has acted as independent certified public accountants for the Company since November 17, 2004, and has been selected by the Board to serve again in that capacity for 2006.  The following table lists the aggregate fees and costs billed by Johnson Miller & Co., CPA’s PC for 2004 and 2005 services identified below:

	Amount Billed
	2004		2005
Audit Fees	$72,445		$139,035
Audit-Related Fees	34,719	(a)	9,027	(b)
Tax Fees	—		—
All Other Fees	—		—
Total	$107,164		$148,062

(a)             Audit-related fees for 2004 consist of:

•                    Out-of-pocket expenses

•                    Planning meetings

•                    Private placement memorandum and related pro forma financial statements

•                    Attendance at the annual shareholders’ meeting

(b)            Audit-related fees for 2005 consist of:

•                    Out-of-pocket expenses

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2006.

BPZ Energy, Inc.

By:	/s/ Manuel Pablo Zuniga-Pflucker
Manuel Pablo Zuniga-Pflucker
President & Chief Executive Officer