Form 10-Q
period 2006-03-31
BPZ ENERGY INC
filed 2006-09-26
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 12, 2006, there were 47,264,809 shares of common stock, no par value, outstanding.

PART I

Item 1.  Financial Statements

BPZ Energy, Inc. and Subsidiaries
(An Exploratory Stage Company)

Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$26,962,895	$29,455,130
Other	1,648,116	869,669
Total current assets	28,611,011	30,324,799

Property, equipment and construction in progress, net	8,738,948	4,365,040
Restricted cash	1,455,953	1,455,953
Investment in Ecuador property, net	1,898,292	1,945,188

Total assets	$40,704,204	$38,090,980

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$419,250	$747,347
Accrued liabilities	553,568	470,632
Other liabilities	72,710	70,516

Total current liabilities	1,045,528	1,288,495

Long-term debt	68,930	70,908

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized, none issued and outstanding	—	—
Common stock, no par value, 250,000,000 authorized; 42,452,515 and 40,349,979 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	63,184,839	56,873,641
Additional paid in capital	5,711,133	6,393,411
Deferred stock-based compensation	(3,524,257)	(3,992,172)
Stock subscription receivable	(230,825)	(230,825)
Deficit accumulated during the exploratory stage	(25,551,144)	(22,312,478)

Total stockholders’ equity	39,589,746	36,731,577

Total liabilities and stockholders’ equity	$40,704,204	$38,090,980

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries
(An Exploratory Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Cumulative Amounts from August 20, 2001 (Inception) to	Three Months Ended March 31,
	March 31, 2006	2006	2005
			(Restated)
Revenue	$—	$—	$—

Operating and administrative expenses:
General and administrative	8,753,217	1,575,440	960,789
Stock-based compensation	8,984,475	542,915	75,000
Geological, geophysical and engineering	1,825,499	466,403	138,065
Depreciation expense	66,963	37,168	650

Total operating expenses	19,630,154	2,621,926	1,174,504

Operating loss	(19,630,154)	(2,621,926)	(1,174,504)

Other income (expense):
Income from investment in Ecuador property, net of amortization	806,242	189,655	87,794
Interest expense	(79,560)	(1,452)	(5,662)
Amortization of deferred financing costs	(428,000)	—	(28,955)
Registration delay expense	(1,547,913)	(1,031,946)	—
Interest income	731,811	222,003	—
Merger costs	(5,470,455)	—	—
Miscellaneous income	66,885	5,000	8,478

Total other income (expense)	(5,920,990)	(616,740)	61,655

Loss before income taxes	(25,551,144)	(3,238,666)	(1,112,849)

Income taxes	—	—	—

Net loss	$(25,551,144)	$(3,238,666)	$(1,112,849)

Basic and diluted net loss per share		$(0.08)	$(0.04)

Weighted average common shares outstanding		40,845,270	25,752,217

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries
(An Exploratory Stage Company)

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2006
(Unaudited)

	Common Stock Issued		Additional Paid-in	Deferred Stock-based	Stock Subscription	Deficit Accumulated During the Exploratory
	Shares	Amount	Capital	Compensation	Receivable	Stage	Total

Balances at December 31, 2005 (audited) (Restated)	40,349,979	$56,873,641	$6,393,411	$(3,992,172)	$(230,825)	$(22,312,478)	$36,731,577

Stock-based compensation	—	—	75,000	—	—	—	75,000
Exercise of stock options	235,912	757,278	(757,278)	—	—	—	—
Long-term incentive compensation plan	—	—	—	467,915	—	—	467,915
Common stock sold for cash, net of offering costs	1,670,000	5,010,000	—	—	—	—	5,010,000
Common stock issued for registration delay	196,624	543,920	—	—	—	—	543,920
Net loss for the period						(3,238,666)	(3,238,666)

Balances at March 31, 2006	42,452,515	$63,184,839	$5,711,133	$(3,524,257)	$(230,825)	$(25,551,144)	$39,589,746

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries
(An Exploratory Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Cumulative Amounts from August 20, 2001 (Inception) to	Three Months Ended March 31,
	March 31, 2006	2006	2005
			(Restated)
Cash flows from operating activities:
Net loss	$(25,551,144)	$(3,238,666)	$(1,112,849)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	8,984,475	542,915	75,000
Stock issued in merger	979,981	—	—
Options assumed in merger	4,490,474	—	—
Stock issued for registration delay expense	815,880	543,920	—
Depreciation expense	66,963	37,168	650
Amortization of investment in Ecuador property	226,208	46,896	21,380
Amortization of deferred financing fees	428,000	—	28,955
Expenses paid by affiliate	629,596	—	—
Changes in operating assets and liabilities:
Increase in other assets	(1,648,116)	(778,447)	(11,036)
Increase (decrease) in accounts payable	419,250	(328,097)	(98,618)
Increase in accrued liabilities	553,568	82,936	149,194
Increase in other liabilities	72,710	2,194	—
Net cash used by operating activities	(9,532,155)	(3,089,181)	(947,324)

Cash flows from investing activities:
Property and equipment additions	(8,805,911)	(4,411,076)	(8,221)
Restricted cash	(1,455,953)	—	(1,200,000)
Investment in Ecuador property	(1,440,000)	—	—
Net cash used by investing activities	(11,701,864)	(4,411,076)	(1,208,221)

Cash flows from financing activities:
Borrowings	2,226,826	—	—
Repayments of borrowings	(452,368)	(1,978)	(87,345)
Proceeds from exercise of warrants, net	3,868,260	—	—
Proceeds from sale of common stock, net	42,554,196	5,010,000	—
Net cash provided by (used by) financing activities	48,196,914	5,008,022	(87,345)

Net increase (decrease) in cash and cash equivalents	26,962,895	(2,492,235)	(2,242,890)
Cash and cash equivalents at beginning of period	—	29,455,130	4,014,191
Cash and cash equivalents at end of period	$26,962,895	$26,962,895	$1,771,301

Supplemental cash flow information:
Cash paid for:
Interest	$79,156	$1,452	$6,754
Non – cash items:
Common stock issued for property interest	$1,112,500	$—	$—
Warrants issued to private placement agent	325,000	—	—
Imputed financing costs	428,000	—	—
Issuance of common stock for subscription receivable	230,825	—	—
Conversion of long-term debt to common stock	685,000	—	—
Conversion of notes payable to common stock	1,020,529		—

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries
(An Exploratory Stage Company)

Notes To Consolidated Financial Statements

March 31, 2006 and 2005
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Organization

BPZ Energy, Inc., a Colorado corporation (“BPZ” or the “Company”), was incorporated in 1993 and is based in Houston, Texas. BPZ is an exploratory stage company with properties in northwest Peru and southwest Ecuador and is focused on the exploration and production of oil and natural gas and the complementary development of gas-fired power generation.

On September 10, 2004, BPZ Energy, Inc., a Texas corporation (“BPZ-Texas”), consummated a reverse merger with Navidec, Inc. (“Navidec”) whereby BPZ-Texas became a wholly owned subsidiary of Navidec (the “Merger”).  However, in the Merger, the stockholder group of BPZ-Texas obtained majority ownership and management control of the combined company. The Merger was treated, for accounting purposes, as a capital transaction rather than a business combination.  It is equivalent to the issuance of common stock by BPZ-Texas for the net assets of Navidec, accompanied by a recapitalization.  This accounting treatment is identical to that resulting from a reverse merger under SFAS No. 141, Business Combinations, except that no goodwill or other intangible asset has been recorded. All financial statements presented herein represent the historical financial statements of the accounting acquirer, BPZ-Texas.  Although the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing to avoid confusion.

The Merger required the transfer of all of the pre-merger business assets and liabilities of Navidec to its wholly owned subsidiary, Navidec Financial Services, Inc. (“NFS”), and the transfer of ownership of NFS to the shareholders of record of Navidec as of September 9, 2004, the day prior to the consummation of the Merger. Accordingly, the pre-merger shareholders of BPZ-Texas were not entitled to receive shares of NFS.  Upon consummation of the Merger, the Company became contractually and irrevocably bound to the spin-off of NFS to such pre-merger shareholders. All legal requirements for the transfer of ownership of NFS have been completed except for registration of the NFS shares with the Securities and Exchange Commission (“SEC”). The Company has no control over the registration process of NFS and cannot predict when, or if, the management of NFS will be able to complete the registration of NFS common shares.  NFS’ results are excluded from the Company’s financial statements for all periods presented.

The Company maintains a registered branch office in Peru.  Currently, BPZ has exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.2 million acres in northwest Peru.  The Company’s license contracts cover 100% ownership of both Block Z-1 (739,205 acres), which was signed in November 2001 and Block XIX (472,860 acres), which was signed in December 2003. The license contracts provide for an initial exploration period of seven to thirteen years and seven to ten years, respectively and require that we conduct specified activities on the properties during this period.  If the exploration activities are successful, the total contract term can extend up to 30 years for oil exploration and production and 40 years for gas exploration and production.  BPZ is currently negotiating a license contract for Block XXII (948,000 acres) which it previously held under a Technical Evaluation Agreement and was referred to as Area VI in its previous filings.

BPZ through its wholly owned subsidiary, SMC Ecuador Inc. (a Delaware corporation), and its registered branch in Ecuador, also owns a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”).  The license agreement covering the property extends through May 2016.

BPZ is currently in the exploratory stage and to date its activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties, including detailed engineering and design of the power plant and gas processing facilities, refurbishment of one of its offshore platforms, procuring machinery and equipment for a drilling campaign, obtaining all necessary environmental and operating permits, as well as securing the required capital and financing to complete the current plan of operation. The Company has not drilled any wells or recognized any revenues from operations and does not anticipate generating significant revenues from its properties prior to the second half of 2007.

Basis of Presentation

The Company’s unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as they pertain to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods on a basis consistent with the annual audited financial statements.  Except for the restatement described in Note 2 to the Consolidated Financial Statements, all such adjustments are of a normal recurring nature. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The consolidated balance sheet at December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements, as restated.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Accounting Pronouncements Adopted

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 — Revised 2004, Share—Based Payment (“SFAS 123(R)”), which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s or non-employee’s service period, which is generally the vesting period of the equity grant.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with SFAS 123.  As allowed under SFAS 123, the Company accounted for its stock-based compensation to employees using the intrinsic value method of accounting which bases compensation expense on the difference between the quoted market price of the award at the measurement date less the amount, if any, the employee is required to pay for the stock.  As of January 1, 2006, stock-based awards to employees consisted of only restricted shares valued using the market price of the Company’s traded common stock on the date of grant. The fair value method used to value restricted shares would have yielded the same fair value and compensation expense as the intrinsic value method used; thus, no pro forma results of operations are required to be presented.

In addition, stock-based awards to non-employees as of January 1, 2006 consisted of options and restricted shares issued in exchange for various legal and investment banking services.  Equity instruments issued to non-employees for services were accounted for at fair value at the date of grant.  The fair value for awards issued to non-employees was measured using a Black-Scholes valuation model.  Expenses determined for employees and non-employees were recognized in the Company’s financial statements over the applicable service period.

The Company adopted SFAS 123(R) using the modified prospective application method and, accordingly, no prior periods have been restated as a result of the adoption of this pronouncement. Under this method, compensation cost recognized during the three months ended March 31, 2006 included compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.   The Company’s forfeiture estimates were not changed as a result of adopting SFAS 123(R).

The following table summarizes stock-based compensation costs recognized under SFAS 123(R) for the three months ended March 31, 2006 and under SFAS 123 for three months ended March 31, 2005:

	Three Months Ended
	March 31,
	2006	2005
Employee stock-based compensation costs	$467,915	$—
Non-employee stock-based compensation costs	75,000	75,000
	$542,915	$75,000

See Note 7 to the Consolidated Financial Statements, included in this filing, for detailed discussion regarding the Company’s employee long-term incentive compensation plan and stock-based payments to non-employees.

Restricted Stock Awards and Performance Shares

The Company determines the fair value of restricted stock awards and performance shares based on the market price of the Company’s common stock on the date of grant. Compensation cost for such awards is recognized on a straight-line basis over the vesting or service period, net of forfeitures; however, compensation cost related to restricted stock that vests based on the achievement of performance criteria will not be recorded or will be reversed if the Company does not believe it is probable that such criteria will be met or if the service provider (employee or otherwise) fails to meet such criteria.

A summary of the Company’s restricted stock award and performance share activity and related information is presented below:

Weighted
	Number of	Average
	Restricted	Fair Value
	Shares	Per Share
Nonvested balance at December 31, 2005	1,130,000	$4.40
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance at March 31, 2006	1,130,000	$4.40

As of March 31, 2006, there was $3.2 million of total unrecognized compensation cost related to nonvested restricted stock awards and performance shares; however, the Company’s chief financial officer resigned on June 15, 2006, thereby forfeiting 300,000 shares which represented approximately $1.0 million of future compensation expense.  The remaining $2.2 million of unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.   Restricted stock awards and performance shares that the Company does not expect to vest were not considered in the nonvested share and unrecognized compensation amounts noted above.

Stock Options

Incentive and non-qualified stock options issued to directors, officers and consultants are issued at an exercise price equal to the fair market value of the stock at the date of grant.  The majority of the Company’s stock options vest two years from the grant date and generally expire ten years from the date of grant.  Compensation cost related to stock options is recognized on a straight-line basis over the vesting or service period and is net of forfeitures.

 No options were granted by the Company during the three months ended March 31, 2006 or three months ended March 31, 2005.  The fair values of past and future stock options granted are estimated on the date of grant using a Black-Scholes option pricing model. The expected life of the options represents the period of time the options are expected to be outstanding. The expected term of options granted is derived based on a weighting between (a) the Company’s historical exercise and forfeiture activity and (b) the average midpoint between vesting and the contractual term. In the future, as information regarding post-vesting termination becomes more accessible, the Company may change the method of deriving the expected term. This change could impact the fair value of options granted in the future. The Company expects to refine the method of deriving the expected term no later than January 1, 2008.  The Company’s expected volatility is based on the historical volatility of its stock for a period approximating the expected life.  The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options are granted. The dividend yield is based on the Company’s history of dividend payouts.

As of March 31, 2006, the Company’s unvested outstanding options consisted of options to purchase 500,000 shares of common stock at an exercise price of $1.30 per share, which were granted to the former CEO of Navidec, John R. McKowen, in connection with his service as a non-employee financial consultant to the Company and were valued at a fair value of $1.20 per share using the Black-Scholes model.  The original option agreement between the Company and Mr. McKowen stipulated that vesting of these stock options is contingent upon the receipt of additional investment proceeds totaling $6 million, including proceeds from the exercise of outstanding warrants, provided such funding is received no later than September 10, 2006; however, pursuant to a Settlement Agreement and Mutual Release entered into on May 19, 2006 between the Company, Mr. McKowen and NFS, the vesting period of such options was extended to one year following the date the NFS shares are registered with the SEC. These stock options, when vested, will expire in September 2014. The extension of the vesting period did not result in a revaluation of these options, as the number of options that the Company expects to vest did not change as a result of the modification.  The unvested options are being amortized over the original 24-month vesting period at the rate of $25,000 per month unless the Company concludes that such options are no longer probable of vesting.

No options were exercised during the six months ended March 31, 2006. As of March 31, 2006, there was $0.2 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 0.5 years.

The following table summarizes information about stock options outstanding as of March 31, 2006:

	Outstanding		Exercisable
		Weighted-
		Average
		Remaining		Weighted-
		Contractual		Average
	Number of	Life	Number of	Exercise Price
Range of Exercise Prices	Options	(In years)	Options	Per Option
$ 1.30	1,000,000	8.5	500,000	$1.30
2.00	1,225,000	8.5	1,225,000	2.00
Total	2,225,000	8.5	1,725,000	$1.80

The aggregate intrinsic value of stock options outstanding at March 31, 2006 was $3.8 million, of which $2.8 million relates to awards vested and exercisable and $1.0 million relates to awards expected to vest. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of the Company’s common stock as of March 31, 2006 exceeds the exercise price of the option.

Warrants

As of March 31, 2006, the Company had 100,000 warrants outstanding, all of which were issued to Morgan Keegan & Company in connection with a previous private placement of the Company’s common stock and vested immediately.  The warrants to purchase 100,000 shares of the Company’s common stock have an exercise price of $3.00 per share, expire on July 19, 2010 and were valued at $325,000 at the date of grant.  No warrants were issued or exercised during the three months ended March 31, 2006.

Note 2 – September 2006 Restatement

The previously issued consolidated financial statements of the Company as of December 31, 2005 and for the three month period ended March 31, 2005 have been restated for the issues described below:

•                  as to the merger with Navidec, Inc., the description of the accounting and the valuation of certain Navidec options assumed;

•                  the accounting for the post-merger operations of Navidec Financial Services, Inc.; and

•                  the accounting for expenses incurred on the Company’s behalf by its former parent, BPZ & Associates, Inc. (“Associates”) prior to the merger with Navidec.

The Navidec Merger

The Company’s description of the transaction was amended to clarify that the merger is considered, from an accounting perspective to be in substance, a capital transaction rather than a business combination.  On July 8, 2004, Navidec and BPZ-Texas entered into a Merger Agreement (the “Merger Agreement”) providing for the acquisition of BPZ-Texas by Navidec in a transaction intended to qualify as a tax free share exchange (the “Merger”).  The Merger was consummated on September 10, 2004. The Company changed its name from Navidec, Inc. to BPZ Energy, Inc. on February 4, 2005.  Although the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing to avoid confusion.

The Merger was structured from a legal standpoint as the acquisition of BPZ-Texas by Navidec; however, the stockholder group of BPZ-Texas obtained majority ownership and management control of the combined company.  It was equivalent to the issuance of common stock by BPZ-Texas for the net assets of Navidec, accompanied by a recapitalization.  The accounting treatment is identical to that resulting from a reverse merger of BPZ-Texas with Navidec under SFAS 141, except that no goodwill or other intangible asset was recorded.

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

Navidec Options

The Company also restated its consolidated financial statements to reflect a change in the valuation of the options assumed by the Company in the Merger with Navidec to purchase 1,332,076 shares of Navidec common stock.  All shares underlying such options are issuable as common stock of the Company.  The proceeds from the exercise of the assumed options must be remitted to NFS pursuant to the Merger Agreement.  As such, the Company believes that $0.00 should be the exercise price input in the Black-Scholes Model used to value these instruments.  In its prior restatement on Form 8-K/A filed January 17, 2006, the Company used the stated exercise price (weighted average) per the respective option agreements.  The fair value of these options was determined to be $3.21 (compared to $1.48 in the Company’s prior restatement) based on the exercise price noted and the market price of the underlying common stock on the date of grant, among other Black-Scholes inputs.

Operations of NFS

The Company also restated its consolidated financial statements to exclude the operations of NFS for all periods presented.  The Merger Agreement provided that all of the pre-merger business operations, assets and liabilities of Navidec would be transferred to a wholly-owned subsidiary, NFS, followed by the transfer of ownership of NFS to the pre-merger shareholders of record as of September 9, 2004, the day prior to the consummation of the Merger.  The Company previously concluded in its 2004 Form 10-KSB/A filed on January 17, 2006 that it was the record owner of NFS shares, but that any ownership was at most temporary, and restated its consolidated financial statements to account for NFS on the equity method until such time as the final distribution of NFS shares to the pre-merger shareholders has been completed in all respects.  However, the Company subsequently learned through discovery performed with respect to an action the Company filed against NFS in District Court, Arapahoe County, Colorado (the “Court”) that new share certificates of NFS were issued in the names of the shareholders of the pre-merger Navidec effective September 9, 2004 and no NFS certificates were ever issued to the Company.  In addition, a Findings of Fact and Conclusions of Law (the “Order”) issued by the Court stated that the Company was not a shareholder of NFS at any time after September 9, 2004.  Based on these findings, the Company has concluded that it should not account for the post-merger operations of NFS in the Company’s consolidated financial statements.

Allocation of Costs Incurred by Associates

The Company also restated its consolidated financial statements as a result of a change in the methodology used to allocate costs from Associates, its former parent.  The Company has identified costs that were incurred by Associates in support of BPZ-Texas’ activities from BPZ-Texas’ inception in August 2001 until the merger with Navidec on September 10, 2004. Specific costs incurred by Associates on behalf of BPZ-Texas have been included in BPZ-Texas’ financial statements. Additionally, all of Associates’ costs on BPZ-Texas’ projects in excess of third party reimbursements have been included in BPZ-Texas’ financial statements in an effort to reflect all the costs of doing business.  The Company believes its allocation methodology is reasonable.

The effects of the restatement and any reclassification on the December 31, 2005 unaudited consolidated balance sheet were as follows:

	December 31, 2005
	As Reported	Adjustment	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$29,455,130	$—	$29,455,130
Other	869,669	—	869,669
Total current assets	30,324,799	—	30,324,799

Property, equipment and construction in progress, net	4,365,040	—	4,365,040
Restricted cash	1,455,953	—	1,455,953
Investment in Ecuador property, net	1,945,188	—	1,945,188

Total assets	$38,090,980	$—	$38,090,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$747,347	$—	$747,347
Accrued liabilities	470,632	—	470,632
Other liabilities	70,516	—	70,516
Total current liabilities	1,288,495	—	1,288,495

Long-term debt	70,908	—	70,908

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized, none issued and outstanding	—	—	—
Common stock, no par value, 250,000,000 authorized; 40,349,979 shares issued and outstanding at December 31, 2005	60,633,684	(3,760,043)	56,873,641
Additional paid in capital	2,362,283	4,031,128	6,393,411
Deferred stock-based compensation	(3,992,172)	—	(3,992,172)
Common stock and warrants held by affiliate	(2,458,975)	2,458,975	—
Stock subscription receivable	(230,825)	—	(230,825)
Deficit accumulated during the exploratory stage	(19,582,418)	(2,730,060)	(22,312,478)

Total stockholders’ equity	36,731,577	—	36,731,577

Total liabilities and stockholders’ equity	$38,090,980	$—	$38,090,980

The effects of the restatement and any reclassification on the unaudited consolidated statement of operations for the three months ended March 31, 2005 were as follows:

	Three Months Ended March 31, 2005
	As Reported	Adjustment	As Restated

Revenue	$—	$—	$—

Operating and administrative expenses:
General and administrative	960,789	—	960,789
Stock-based compensation	75,000	—	75,000
Geological, geophysical and engineering	138,065	—	138,065
Depreciation expense	650	—	650

Total operating expenses	1,174,504	—	1,174,504

Operating loss	(1,174,504)	—	(1,174,504)

Other income (expense):
Income from investment in Ecuador property, net of amortization	87,794	—	87,794
Equity in loss of NFS	(299,206)	299,206	—
Loss on issuance of equity securities by NFS	(274,298)	274,298	—
Interest expense	(5,662)	—	(5,662)
Amortization of deferred financing costs	(28,955)	—	(28,955)
Miscellaneous income	8,478	—	8,478

Total other income (expense)	(511,849)	573,504	61,655

Loss before income taxes	(1,686,353)	573,504	(1,112,849)

Income taxes	—	—	—

Net loss	$(1,686,353)	$573,504	$(1,112,849)

Basic and diluted net loss per share	$(0.10)	$0.06	$(0.04)

Weighted average common shares outstanding	16,303,463	9,448,754	25,752,217

The effects of the restatement and any reclassification on the consolidated statement of cash flows for the three months ended March 31, 2005 were as follows:

	For Three Months Ended March 31, 2005
	As Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss	$(1,686,353)	$573,504	$(1,112,849)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	75,000	—	75,000
Depreciation expense	650	—	650
Amortization of investment in Ecuador property	21,380	—	21,380
Amortization of deferred financing fees	28,955	—	28,955
Equity in loss of Navidec Financial Services	299,206	(299,206)	—
Loss on issuance of equity securities by Navidec Financial Services	274,298	(274,298)	—
Changes in operating assets and liabilities:
Increase in other assets	(11,036)	—	(11,036)
Decrease in accounts payable	(98,618)	—	(98,618)
Increase in accrued liabilities	149,194	—	149,194
Net cash used by operating activities	(947,324)	—	(947,324)

Cash flows from investing activities:
Property and equipment additions	(8,221)	—	(8,221)
Restricted cash	(1,200,000)	—	(1,200,000)
Net cash used by investing activities	(1,208,221)	—	(1,208,221)

Cash flows from financing activities:
Repayments of borrowings	(87,345)	—	(87,345)
Net cash used by financing activities	(87,345)	—	(87,345)

Net decrease in cash and cash equivalents	(2,242,890)	—	(2,242,890)
Cash and cash equivalents at beginning of period	4,014,191	—	4,014,191
Cash and cash equivalents at end of period	$1,771,301	$—	$1,771,301

Note 3 — Other Current Assets

Below is a summary of other current assets as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Value added tax receivable	$1,123,811	$362,555
Prepaid expenses and other	171,302	270,903
Deposits	300,696	181,347
Interest receivable	52,307	54,864
Other current assets	$1,648,116	$869,669

As of March 31, 2006 other current assets consisted primarily of value-added tax paid in Peru.  Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 19%. Peru currently has an early recovery system for exploration companies. Under this regime, IGV paid on the acquisition of goods and services used directly in hydrocarbon exploration activities can be recovered without having to wait until a commercial discovery takes place or production begins. The Company has applied for early recovery of IGV paid as it does not anticipate first sales of power to the Peruvian power market until 2007.   The first installment of the early recovery of the IGV balance is expected to be received during the fourth quarter of 2006.

Note 4 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Construction in progress:
Power plant and related equipment	$2,329,144	$2,252,413
Platforms and wells	4,993,088	1,190,707
Pipelines and processing facilities	774,113	512,357
Office equipment, leasehold improvements, and vehicles	709,566	439,359
Accumulated depreciation and amortization	(66,963)	(29,796)
Net property, equipment and construction in process	$8,738,948	$4,365,040

As of March 31, 2006 the Company incurred costs associated with exploration and production of natural gas reserves and with the complementary development of gas-fired power generation for its own use in Peru. The costs relate to the initial engineering design work for the power plant, gas processing facility and pipelines, modernization and refurbishment costs of the platform tender assist drilling rig, and acquiring and refurbishing one of the Company’s offshore platforms located in Block Z-1. The Company also incurred costs for office equipment and leasehold improvements for its offices in Houston, Peru and Ecuador and for vehicles used in the Peruvian operations.

Note 5 — Restricted Cash and Performance Bonds

In connection with its properties in Peru, the Company has obtained two performance bonds totaling $1,650,000 to guarantee its obligations and commitments.  As of March 31, 2006, BPZ had restricted cash deposits of $1,455,953 ($5,953 represents interest earned), which collateralizes the performance bonds.  In addition to the cash collateral posted by BPZ, an individual shareholder of the Company provided a guarantee in the amount of $200,000 to the financial institution which issued such bond to secure the Company’s performance.  Both performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or technical evaluation agreement.

Note 6 — Investment in Ecuador Property

The Company has an investment in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1,898,292 and $1,945,188 as of March 31, 2006 and December 31, 2005, respectively.  The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense.  Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  Accordingly, the Company recorded amortization expense of $46,896 and $21,380 for the three months ended March 31, 2006 and March 31, 2005, respectively.

Note 7 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock, no par value and 250,000,000 shares of common stock, no par value, authorized for issuance.

Private Placement of Common Stock

On March 10, 2006 the Company completed a private placement of 1,670,000 shares of common stock, no par value, to four institutional and accredited investors pursuant to a Stock Purchase Agreement. The common stock was priced at $3.00 per share resulting in proceeds to the Company of $5,010,000.  In connection with the private placement, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 within sixty days, and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days, from March 8, 2006. If the Registration Statement is not filed, or declared effective, by the required dates the Company becomes liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $50,100, for each thirty day period until the Registration Statement is declared effective by the SEC.  These liquidated damages are payable, at the sole discretion of the Company, by cash or by the issuance of Company common stock.

On July 19, 2005, the Company completed a private placement of 11,466,000 shares of common stock, no par value, pursuant to a Stock Purchase Agreement.  The common stock was priced at $3.00 per share, resulting in net proceeds to the Company of $31,917,214.  In connection with the private placement, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days from July 19, 2005. The Registration Statement was not declared effective by the required date and the Company became liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $343,980, for each thirty day period until the Registration Statement is declared effective by the SEC. Certain of the private placement investors, totaling 79% of the aggregate investment, have agreed to accept common stock in lieu of cash for a maximum period of 90 days.  As such, 196,624 shares of common stock were issued during the three months ended March 31, 2006 to those certain investors for liquidated damages.

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

	March 31,	December 31,
	2006	2005
Stock options outstanding	2,603,652	2,878,652
Warrants outstanding	100,000	100,000
Shares issuable to consultant for services	10,000	10,000
Contingent incentive earn-out shares	485,000	485,000
Contingent Merger earn-out shares	9,000,000	9,000,000
Total potentially dilutive securities	12,198,652	12,473,652

Shares available for grant pursuant to Long-Term Incentive Compensation Plan	2,880,000	2,880,000

Stock Options Outstanding

In connection with the Merger, BPZ, as the accounting acquirer, assumed all Navidec stock options outstanding, which were fully vested on the date of the Merger and expire on September 10, 2007.  Exercise prices on these stock options range from $1.30 to $1.93 per share.  Under the terms of the Merger agreement, NFS is entitled to receive all proceeds from the exercise of these options.  As of December 31, 2005, there were 653,652 Navidec stock options outstanding.  During the three month period ended March 31, 2006, 275,000 of the Navidec stock options were exercised and 378,652 stock options remain outstanding.

In connection with the Merger, BPZ also issued options to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share to NFS. Such options expire on July 31, 2006. Subsequent to the Merger, NFS conveyed 540,000 of such options to third parties. During 2005, 275,000 options had been exercised, resulting in net proceeds to the Company of $550,000. As of March 31, 2006 there were 1,225,000 of such options outstanding, of which 810,000 were held by NFS.

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

Contingent Incentive Earn-Out Shares

During 2005, the Company’s Board of Directors awarded a total of 485,000 shares of incentive stock awards to three of the Company’s officers. The incentive stock awards vest and the earn-out shares are issuable once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007, the same target as the Merger earn-out shares (see below). The total future stock-based compensation expense associated with these contingent incentive stock awards is $2,134,000 of which $220,759 and $441,517 correspond to the three months ending March 31, 2006 and twelve months ending December 31, 2005, respectively. As the Company has not yet obtained a firm financing commitment for its gas-to-power project, the Company does not consider the achievement of this target to be probable for accounting purposes and is not currently accruing the associated stock-based compensation expense.

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

Long-Term Incentive Compensation Plan

The BPZ Energy, Inc. 2005 Long-Term Incentive Compensation Plan (the “LTIP” or “Plan”) permits the Board of Directors to award eligible employees, directors and consultants with incentive-based and non-incentive-based compensation. The maximum number of shares of stock of the Company that may be subject to incentives under the Plan, including without limitation incentive options, is 4,000,000 shares, and such shares shall be reserved at all times until issued under the Plan. Of such amount, no more than 1,600,000 shares in the aggregate shall be eligible for the issuance of performance shares, stock grants, restricted stock grants and other stock-based incentives. The LTIP will be administered and managed within the discretion of compensation committee of the Company or, in the absence of such committee, by the Board of Directors. Incentives under the LTIP may be granted to eligible employees, directors or consultants in any one or a combination of incentive options, non-statutory stock options, stock appreciation rights, restricted stock grants, stock grants and performance shares.  As of March 31, 2006 there were 2,880,000 shares available to be granted by the Company under the LTIP.

Note 8 — Commitments and Contingencies

Transfer of NFS

On September 9, 2004 the day prior to the effective date of the Merger, Navidec assigned all of its pre-merger business operations, assets and liabilities to NFS and all issued and outstanding shares of NFS were subsequently transferred to the Navidec pre-merger shareholders of record as of September 9, 2004, for no cash consideration.

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

Peru Properties

The Company has various obligations and commitments in connection with its properties in Peru. In connection with its Block Z-1 property, the Company posted a $1,300,000 performance bond in January 2005. To satisfy its current performance obligation under the second exploration phase of the Block Z-1 license agreement, the Company must drill at least one well or acquire a specified amount of seismic data prior to July 2007. The Company intends to satisfy its obligation by drilling a well which is currently budgeted to cost approximately $6,000,000. In addition, in connection with its Block XIX property, the Company posted a $350,000 performance bond in August 2005. To satisfy its current performance obligation under the second exploration phase of the Block XIX license agreement which began in August 2005 and will last for 24 months, the Company must acquire and process a specified amount of 2-D seismic data and prepare an integrated geological, geochemical and reservoir engineering evaluation of hydrocarbon prospects.

The Company acquired four offshore platforms in connection with its Block Z-1 property. The Company is currently in the process of refurbishing one of the offshore platforms and intends to maintain all of such platforms for use throughout the life of the Block Z-1 contract. These platforms revert back to the Government of Peru at the end of the contract, provided they are in good working condition, with no further obligation to the company to dismantle or remove them. The Company and its legal advisors have reviewed Peruvian law and existing regulations from the Peruvian Ministry of Energy and Mines in conjunction with the requirements of SFAS 143 “Accounting for Asset Retirement Obligations” (“ARO”) as it applies to tangible long lived assets and their future retirement and dismantlement. The Company has concluded that there is no legal obligation to dismantle the platforms, as defined in SFAS 143, and therefore recognition of an ARO is not required. Accordingly, no such provision is reflected in the accompanying consolidated financial statements. If, however, current laws or regulations were changed or the platforms were no longer in good working order, the Company could be obligated to dismantle and remove them. The current estimated cost to dismantle an offshore platform is estimated to be approximately $2 million, depending upon the condition of the platform and the depth of the water.

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

In December 2005, the Company notified Perupetro that it has exercised its exclusive option to convert the current Technical Evaluation Agreement (“TEA”) in Area VI, which covers 1,443,561 acres and encompasses the entire Lancones Basin, to a License Contract for the exploration and development of hydrocarbons.  The Company is currently negotiating the exploration and production license contract

Financing Activities

On May 27, 2005, BPZ signed a Mandate Letter with the International Finance Corporation (“IFC”), a member of the World Bank Group based in Washington, D.C., to facilitate the financing of the Company’s initial capital expenditure program in Block Z-1 in northwest Peru. On November 1, 2005, an amendment was signed extending the original term of the Mandate Letter from December 31, 2005 to August 31, 2006. On August 29, 2006, an amendment was signed to further extend the term of the Mandate Letter from August 31, 2006 to November 30, 2006. The Mandate Letter specifies that IFC will appraise BPZ’s project in Peru to determine the feasibility and structure of a potential financing transaction. Any IFC investment will depend on the project and the Company meeting IFC’s financing criteria, the overall financing plan being acceptable to IFC, approval of the investment by management and the Board of IFC, and the execution of all appropriate documentation, in form and substance satisfactory to IFC. As part of the Mandate, BPZ agreed to pay total fees of $285,000 during the appraisal period and customary expenses. As of March 31, 2006, $85,000 of fees and approximately $62,682 of reimbursable out-of-pocket expenses had been incurred.

In connection with the July 2005 private placement of 11,466,000 common shares, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days from July 19, 2005. The Registration Statement was not declared effective by the required date and the Company became liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $343,980, for each thirty day period until the Registration Statement is declared effective by the SEC. Certain of the private placement investors, totaling 79% of the aggregate investment, have agreed to accept common stock in lieu of cash for a maximum period of 90 days. The 90-day period ended on February 14, 2006 and the Company began paying the full amount of liquidated damages in cash.  As of March 31, 2006, the Company’s Registration Statement on Form S-1 had not been declared effective by the SEC and Company continues to be liable to the investors for the aforementioned liquidated damages.

In connection with the March 10, 2006 private placement of 1,670,000 common shares, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 within sixty days, and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days, from March 8, 2006. If the Registration Statement is not filed, or declared effective by May 9, 2006, the Company will be liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $50,100, for each thirty day period until the Registration Statement is declared effective by the SEC. Such liquidated damages are payable in common stock or cash at the Company’s sole discretion.  As of the date of this filing, the Registration Statement has not been declared effective by the SEC and the Company continues to be liable to the investors for the aforementioned liquidated damages.

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

Transfer of Ownership in NFS

On July 8, 2004, Navidec and BPZ-Texas entered into a Merger Agreement which was consummated on September 10, 2004. The Merger Agreement provided that all of the pre-merger business operations, assets and liabilities of Navidec would be transferred to a wholly-owned subsidiary, Navidec Financial Services, Inc. followed by the transfer of NFS to the pre-merger shareholders of record as of September 9, 2004, the day prior to the consummation of the Merger. See Note 2 to the Consolidated Financial Statements, included in this filing, for detailed discussion regarding the Merger.

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

In part because of difficulty obtaining necessary information from NFS to clarify the ownership issue, the Company commenced an action against NFS (the “Action”) on or about February 13, 2006, in District Court, Arapahoe County, Colorado, seeking dissolution of NFS, the appointment of a receiver, and access to NFS corporate records. The Company commenced the Action uncertain whether or when the required spin-off of NFS shares pursuant to the terms and conditions of the Merger had occurred under Colorado corporate law. The Company asserted in the Action that it believed it was a record shareholder of NFS as of the date of the request and had standing for the relief sought. NFS denied that the Company had standing to act as a shareholder and asserted that the Company had not been a shareholder of NFS since September 9, 2004.

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

In addition, the Agreement provided that NFS would file for declaratory relief or a declaratory action in the Court solely on the issue of whether the Company was a record owner of NFS shares at any time after September 9, 2004. On June 20, 2006, the Court issued its Findings of Fact and Conclusions of Law in connection with the declaratory action sought by the Parties on the issue of our record ownership in NFS.  The Order stated that the Company was not a shareholder of NFS at any time after September 9, 2004.

Note 10 — Subsequent Events

In April 2006, the Company signed a Purchase and Sales Agreement (“PSA”) with KRS Marine, a General Partnership, Boom Boys Cranes, LLC and Rasmussen Equipment Company for the purchase of a barge, crane and related equipment.  The total purchase price for the barge, crane and the additional equipment is six million U.S. Dollars ($6,000,000).  The Company intends to utilize the barge for the initial development of the Corvina gas field and may also utilize it for the expected development of the Albacora oil field, and potential appraisal wells in the Piedra Redonda gas field.

In June 2006, the Company announced that its Chief Financial Officer had resigned his position with the Company effective July 1, 2006.  The Company’s Corporate Controller will serve as Interim Chief Financial Officer while the Company conducts a search for a permanent replacement.

In June 2006, the Company announced that it completed a private placement of common stock for proceeds of $12,325,500.  The company sold 4,482,000 shares to eight institutional and accredited investors at a price of $2.75 per share.  There were no warrants or dilutive securities issued to the investors in connection with the offering.  The offering was placed directly by the Company and there were no placement fees.  However, the Company issued warrants to purchase 150,000 shares of the Company’s common stock to Morgan Keegan & Company, Inc. in consideration for their financial advisory services.  The warrants shall have an exercise price of $3.00 per share and have a five year term.  The funds from this offering will be used primarily to continue development of the Corvina and Albacora fields that are in Block Z-1, located offshore in northwestern Peru.

In July 2006, Perupetro officially informed the Company that its proposal for the 248,000 acre Block XXIII, located onshore in northwest Peru between the Company’s Blocks Z-1 and XIX, was the winning bid in their recent tender process.  The Company has begun the process of presenting all necessary documentation to become the qualified operator of this new block and subsequent negotiation of the exploration and production license contract.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business

BPZ Energy, Inc., a Colorado corporation, formerly named Navidec, Inc., was incorporated in 1993 and is based in Houston, Texas.  We are an exploratory stage company focused on the exploration and production of oil and natural gas and the complementary development of gas-fired power generation.

On September 10, 2004, BPZ Energy, Inc., a Texas corporation, consummated a reverse merger with Navidec, Inc. whereby BPZ-Texas became a wholly owned subsidiary of Navidec.  However, in the Merger, the stockholder group of BPZ-Texas obtained majority ownership and management control of the combined company.  The Merger was treated, for accounting purposes, as a capital transaction rather than a business combination.  It is equivalent to the issuance of common stock by BPZ-Texas for the net assets of Navidec, accompanied by a recapitalization.  This accounting treatment is identical to that resulting from a reverse merger under SFAS 141, except that no goodwill or other intangible asset has been recorded.  On February 4, 2005, we changed our name from Navidec, Inc. to BPZ Energy, Inc.  Although our name has been changed, the pre-merger company may be referred to as Navidec in this filing to avoid confusion.

The Merger Agreement provided that all of the pre-merger business operations, assets and liabilities of Navidec would be transferred to a wholly owned subsidiary, NFS, followed by the transfer of ownership of NFS to the shareholders of record as of September 9, 2004, the day prior to the consummation of the Merger.  Accordingly, the pre-merger shareholders of BPZ-Texas were not entitled to receive shares of NFS.  Upon consummation of the Merger, we became contractually and irrevocably bound to the spin-off of NFS to such pre-merger shareholders.  All legal requirements for the transfer of ownership of NFS have been completed except for registration of the NFS shares with the Securities and Exchange Commission and the final distribution of NFS common shares to the pre-merger shareholders of the Company.  We have no control over the registration process of NFS and cannot predict when, or if, the management of NFS will be able to complete the registration of NFS common shares.  NFS’ results are excluded from the Company’s financial statements for all periods presented.

We maintain a registered branch office in Peru.  Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.2 million acres in northwest Peru.  Our license contracts cover 100% ownership of both Block Z-1 (739,205 acres), which was signed in November 2001 and Block XIX (472,860 acres), which was signed in December 2003. Our license contracts provide for an initial exploration period of seven to thirteen years and seven to ten years, respectively and require that we conduct specified activities on the properties during this period.  If our exploration activities are successful, the total contract term can extend up to 30 years for oil exploration and production and 40 years for gas exploration and production.  We are currently negotiating a license contract for Block XXII (948,000 acres) which we previously held under a Technical Evaluation Agreement and was referred to as Area VI in our previous filings.

Through our wholly owned subsidiary, SMC Ecuador Inc. (a Delaware corporation), and its registered branch in Ecuador, we also own a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”).  The license agreement covering the property extends through May 2016.

We are in the exploratory stage and to date our activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties, including detailed engineering and design of the power plant and gas processing facilities, refurbishment of one of our offshore platforms, procuring machinery and equipment for our drilling campaign, obtaining all necessary environmental and operating permits, as well as securing the required capital and financing to complete our current plan of operation. We have not drilled any wells or recognized any revenues from operations and we do not anticipate generating significant revenues from our properties prior to the second half of 2007.

Results of Operations

Our operating and administrative expenses to date have consisted principally of general and administrative costs and geological, geophysical and engineering costs.  General and administrative costs have increased significantly from $960,789 during the first quarter of 2005 to $1,575,440 during the first quarter of 2006 as a result of our increased activity levels, additional personnel and costs associated with being a public company.  In addition, we incurred $466,403 of geological, geophysical and engineering costs in the first quarter of 2006 primarily related to our Block Z-1 gas-to-power project, compared to $138,065 in the comparable period of 2005.

Also, during the three month period ended March 31, 2006 we incurred $542,915 in stock-based compensation as a result of amortizing the deferred compensation expense related to (i) a grant of 150,000 shares of restricted common stock to our independent directors; (ii) a grant of 970,000 shares of restricted common stock to three of our officers; and (iii) 500,000 stock options issued to the former CEO of Navidec, compared to the $75,000, we incurred as a result of amortizing the deferred compensation expense related to the 500,000 stock options issued to the former CEO of Navidec in the comparable period of 2005.

We received net cash distributions from our Ecuador property of $236,551 and $109,174 during the three months ended March 31, 2006 and 2005, respectively.  Since our investment consists of an interest in a producing oil and gas property, we are amortizing the investment on a straight-line basis over the remaining term of the license agreement covering the property.  Accordingly, we recorded $46,896 and $21,380 of amortization expense during the three months ended March 31, 2006 and 2005, respectively.

We incurred interest expense of $1,452 in the first quarter of 2006 primarily related to other debt and incurred interest expense of $5,662 and amortization of deferred financing costs of $28,955 for the three months ended March 31, 2005, principally from notes payable incurred to finance the acquisition of SMC in June 2004

For the three months ended March 31, 2006, we recorded registration delay expense totaling $1,031,946 of which $488,026 was paid in cash and $543,920 was settled by issuance of 196,624 shares of common stock.  In connection with the private placement of 11,466,000 common shares in July 2005, we were obligated to prepare and file with the SEC a Registration Statement on Form S-1 and to use our best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days from closing. The Registration Statement has not been declared effective by the required date and we are liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $343,980, for each thirty day period until the Registration Statement is declared effective by the SEC.

As a result of our increased cash balance from the private placement of common stock, we received interest income of $222,003 during the three months ended March 31, 2006.

We realized a net loss of $3,238,666, or $0.08 per share, during the three months ended March 31, 2006, compared to a net loss of $1,112,849, or $0.04 per share for the same period in 2005.

Plan of Operation

Our current plan of operation is focused primarily on exploiting the resource opportunities in the offshore Block Z-1 in northwest Peru, in which we own a 100% working interest.  Our initial project is the development of an integrated gas-to-power project which is more fully described below.  The capital budget for our plan totals approximately $126.7 million. To achieve our objectives, we must obtain significant financing from external sources. We are attempting to secure financing for the project, but we do not have firm commitments from external sources to allow us to undertake all of the operations envisioned in this plan. See “Liquidity, Capital Resources and Capital Expenditures,” below, for further discussion.

Our first priority is drilling the initial gas wells in the Corvina Field to develop reserves and establish gas deliverability at expected levels.  In December 2005, we signed a drilling contract with Petrex S.A., a subsidiary of Saipem SpA of Italy. Under the contract, Petrex S.A. will provide a platform rig capable of drilling to 16,000 feet and upgrade the rig to meet our specifications.  We agreed to pay a $5.5 million fee to mobilize and upgrade the rig.  In exchange, we will receive a competitive fixed day rate and exclusive rights to use the rig, at our option, during the two-year period commencing with delivery and final acceptance of the rig which is expected in September 2006.  In addition, after the guaranteed two-year period, we have the option to extend the contract for an additional year at market rates.

The Corvina Field has an existing platform which has been refurbished.   The platform was evaluated as fit for operations by the independent risk management consulting firm of ABSG Consulting, Inc. and is ready for drilling operations. Accordingly, we commenced mobilization of the drilling rig to the Corvina platform in July 2006.

In April 2006 we acquired and equipped a deck barge that will be used to transport the drilling rig to the Corvina platform and then act as a tender for drilling operations at Corvina, and our other properties.  The large deck barge is also adequate to host production facilities.  The deck barge, officially named BPZ-01, is equipped with a 200 ton crane for loading and off-loading.  BPZ-01 and related equipment, including a smaller 35 ton crane, two winches and related spare parts, were acquired for approximately $6.0 million.  BPZ-01 is a critical element in the Company’s strategy to control costs by allowing the use of existing platforms and avoiding the use of high priced drill ships or barges.

Our initial plans call for the drilling of three new wells from the existing platform.  There is also a shut-in gas well which we intend to recomplete and utilize for gas production.  We have secured all tubular goods to meet our planned needs for the first two gas wells of the initial three-well drilling campaign.  We have obtained the required environmental and drilling permits in order to commence drilling operations.  The Company expects to spud its first well in September 2006 and drilling to total depth is expected to take approximately 28 days.  The first well at Corvina will also satisfy our contractual exploration commitment under the current second exploration period of the Block Z-1 License Contract.  Further development drilling from the existing platform, encompassing three additional wells, is expected to be funded from project cash flows after the power plant is operational.

Our plan of operation envisions the installation of a company-owned 160 megawatt (‘‘MW’’) gas-fired electric generation plant near the town of Caleta Cruz, in northwest Peru.  In August 2005 we awarded the turnkey contract for the engineering, procurement and construction (EPC) of the power plant project to BTEC Turbines LP of Houston (“BTEC”).  The contract was awarded following a comprehensive six month bidding process that included field visits by all of the bidders.  Under the EPC contract, the final terms of which are being negotiated, BTEC is expected to supply two General Electric Frame 7 simple-cycle gas-fired turbines.  BTEC will also act as the main contractor for the design, transportation, construction, startup and commissioning of the power plant.  Our plan is to own 100% of the power plant.  Accordingly, our revenues from the natural gas delivered to the power plant will be derived from the sale of electricity.

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

Primarily as a result of delays in obtaining a drilling rig, the projected goal for first sales of power to the Peruvian power market is now the second half of 2007.  This timeline is subject to many factors, including securing necessary financing commitments, which are beyond our control.  Based on the revised timeline, we intend to focus our capital expenditures on critical drilling activities.  Procurement activities on other phases of the project will be delayed or rescheduled accordingly.  We believe that we have sufficient capital resources to fund our initial drilling program.  See “Liquidity, Capital Resources and Capital Expenditures” below for further discussion.

In addition to the local power market targeted by our project in Peru, we intend to simultaneously develop a gas sales strategy in nearby Ecuador to capitalize on what we believe to be significant upside gas potential of the Corvina and Piedra Redonda Fields located in Block Z-1, as well as the potentially significant natural gas resources in the adjacent onshore Block XIX.  These properties are within 30 miles of the Ecuadorian border and can be developed for export sales of either raw gas or power generation via connection to the transmission system of Ecuador.  Our initial plan of operation calls for us to construct a 40-mile pipeline from Caleta Cruz, the terminal point of our offshore pipeline from the Corvina Field, to Arenillas, Ecuador.  We intend to sell gas for the generation of electricity by third party power producers in the local market in Ecuador.  We have negotiated several preliminary agreements for sales of gas.  We are planning to complete this pipeline for first sales of gas to Ecuador during the second half of 2007, though this schedule is subject to many factors outside our control and no assurance can be given that we can meet this schedule.

In addition to the initial Corvina Field development project, we have other fields within Block Z-1 and other properties which we intend to exploit in the future.  We recently completed our technical evaluation of Area VI, now named Block XXII, and have initiated negotiations to obtain a license contract for exploration activities.  Block XXII is a large onshore block in northwest Peru and encompasses a significant portion of the Lancones Basin.  In July 2006 Perupetro officially informed us that our proposal for the 248,000 acre Block XXIII, located onshore in northwest Peru between our Blocks Z-1 and XIX, was the winning bid in their recent tender process.  We are in the process of presenting all necessary documentation to become the qualified operator of this new block and will begin negotiating the exploration and production license contract thereafter. We have secured the environmental permits and other authorizations to shoot seismic in Block Z-1 and Block XIX.  We are seeking to obtain additional funding for these projects from industry or capital market sources, but we are not currently planning to make significant capital expenditures for seismic acquisition or other exploration and production activities outside the Corvina Field until we have secured such additional financing.

We are continuing to develop our engineering plans and designs for the various components of our initial plan of operation.  We have paid in full or in part for some components of our initial plan and have obtained cost estimates for most of the remaining major equipment components and the shipping, construction, installation and associated services.  However, the costs of these procurement and construction activities can be difficult to accurately predict and are subject to change and contingencies.  Based on our current estimates, we expect that our initial project, including the cost of the natural gas pipeline to Arenillas, Ecuador, will require total capital expenditures on the order of $126.7 million, including import duties and contingencies.  Our budget has increased as a result of higher projected drilling costs due to the tight market for oil and gas drilling equipment, the acquisition of the deck barge, the selection of larger capacity turbines and other significant cost increases in other industry related items such as insurance.  This estimate of capital expenditures does not include value added tax (referred to as “IGV” in Peru).  IGV is generally imposed on goods and services at a rate of 19%.  Certain expenditures are exempt from IGV or eligible for accelerated refund.  IGV paid on capital expenditures is generally recoverable from our future revenue billings within Peru and is not considered part of the capitalized costs of the equipment to which it relates.  We may also be able to defer payment of certain of these expenditures or obtain separate financing for the IGV.

Project Capital Budget

($ millions)
Power plant and related equipment	$53.2
Pipelines and processing facilities	37.4
Platform and wells	30.7
Contingencies	5.4
Total estimated capital budget	$126.7

Liquidity, Capital Resources and Capital Expenditures

Our initial project in the offshore Block Z-1 in northwest Peru, totaling approximately $126.7 million, includes the refurbishment of the CX-11 platform, rehabilitation of an existing well and the drilling of three new wells, installation of a 10-mile gas pipeline from the platform to shore, construction of a 160 MW simple-cycle electric generating plant, and the construction of a 40-mile gas pipeline to supply gas to third party generators in Arenillas, Ecuador.

In connection with the Merger, we received net proceeds of approximately $5.5 million from a private placement of our common stock.  In July 2005, we completed a private placement of 11,466,000 shares of common stock for net proceeds of approximately $31.9 million.  Morgan Keegan & Company, Inc. served as placement agent for the offering.  We also received $3.4 million from the exercise of warrants during the third and fourth quarters of 2005.  In March 2006 and June 2006, we completed private placements of 1,670,000 shares and 4,482,000 shares of common stock, respectively, for net proceeds of approximately $5.0 million and $12.3 million, respectively.  As of March 31, 2006 our cash balance was approximately $27.0 million.

In May 2005, we signed a Mandate Letter with International Finance Corporation (“IFC”), a member of the World Bank Group based in Washington, D.C.  The Mandate Letter specifies that the IFC will appraise our project in Peru to determine the feasibility and structure of a potential financing of up to $100 million. The IFC’s appraisal of the project will include a review of the technical, economic, commercial, financial, environmental and legal aspects of the project. IFC’s financing, the structure of which would be defined during the appraisal process, will depend on the project and the Company meeting the IFC’s financing criteria, the overall financing plan being acceptable to IFC, approval of the investment by management and the Board of IFC, and the execution of all appropriate documentation, in form and substance satisfactory to IFC.  As part of the Mandate, we have agreed to pay fees of $285,000 and customary expenses during the appraisal period.  The IFC is continuing its due diligence on the project.  In recognition of the revised drilling timeline, the IFC has extended the Mandate period to November 30, 2006 and is reviewing an increase in the total amount of the financing based on the increased capital budget for the project.

During the three months ended March 31, 2006 we incurred capital expenditures of approximately $4.4 million primarily from continued work on the refurbishment of the Corvina platform and power plant and gas processing facilities designs.  In addition, during the year ended December 31, 2005, we incurred capital expenditures of approximately $4.4 million, primarily on refurbishment of the Corvina platform and power plant design costs. During 2005, we also deposited $1.3 million as restricted cash to secure our performance obligations under the second exploration period of the Block Z-1 license contract.  We intend to satisfy this obligation by drilling the initial Corvina well, which is currently expected to cost approximately $6.0 million and is included in the capital budget for the project.

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

Off-Balance Sheet Arrangements

As of March 31, 2006, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

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

The Company acquired four offshore platforms in connection with its Block Z-1 property. These platforms revert back to the Government of Peru at the end of the contract, provided they are in good working condition, with no further obligation to the company to dismantle or remove them. The Company and its legal advisors have reviewed Peruvian law and existing regulations from the Peruvian Ministry of Energy and Mines in conjunction with the requirements of SFAS 143 and have concluded that there is no legal obligation to dismantle the platforms, as defined in SFAS 143, and therefore recognition of an ARO is not required. If, however, current laws or regulations were changed or the platforms were no longer in good working order, the Company could be obligated to dismantle and remove them. In addition, our plan of operations includes the drilling of wells and the construction of an electric power generation plant.  We will be required to plug and abandon those wells and restore the well site and power generation site upon completion of their production.  However, due to the fact that we have not yet begun operations, we do not have sufficient information to determine the timing, nor calculate the present value, of the obligation.  Therefore, no ARO provision is reflected in the accompanying consolidated financial statements.

Disclosure Regarding Forward-Looking Statements

We caution that this document contains forward-looking statements.  All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-Q which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts,” “plans” and similar expressions, or the negative thereof, are also intended to identify forward-looking statements.  In particular, statements, expressed or implied, concerning future operating results, the ability to replace or increase reserves, or to increase production, or the ability to generate income or cash flows are by nature, forward-looking statements.  These statements are based on certain assumptions and analyses made by the management of BPZ in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, forward-looking statements are not guarantees of performance and no assurance can be given that these expectations will be achieved.

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, availability of capital resources, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to us is included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

In light of these risks, uncertainties and assumptions, we caution the reader that these forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, which could cause actual events or results to differ materially from those expressed or implied by the statements.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.  We undertake no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In addition to the U.S. Dollar, we conduct our business in Peruvian Nuevo Soles and therefore are subject to foreign currency exchange rate risk on cash flows related to expenses and investing transactions. We do not expect to generate significant revenue from activities in Peru prior to 2007. In recent years, the exchange rate between U.S. Dollars and Nuevo Soles has been relatively constant, consequently, we have experienced no significant fluctuations in the value of goods and services we purchase in Peru because of currency exchange.

The majority of our costs to operate our Peruvian offices and our exploration costs incurred for activities currently underway in Peru are denominated in U.S. Dollars. However, our exploration costs in Peru may be incurred under contracts denominated in Peruvian Nuevo Soles or U.S. Dollars. To date, we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

On January 17, 2006, the Company amended its 2004 Annual Report on Form 10-KSB/A and Quarterly Reports on Form 10-QSB/A for the periods ended March 31, 2005 and June 30, 2005.  On September 26, 2006, the Company amended its 2005 Annual Report on Form 10-KSB filed on March 31, 2006.  The restatements are a result of deficiencies in our internal controls and relate to the failure to properly (i) account for and describe the September 2004 merger with Navidec, Inc.; (ii) value certain options assumed by the Company; (iii) account for the post-merger operations of Navidec Financial Services, Inc.; and (iv) account for expenses incurred on the Company’s behalf by its former parent, BPZ & Associates, Inc., prior to the merger. The Company’s management and Audit Committee have discussed these restatement issues and related internal controls deficiencies with Johnson Miller & Co., CPA’s PC, its independent registered public accounting firm, and has appropriately recorded and disclosed those items in the Amendment No. 1 to its 2005 Annual Report on From 10-KSB/A.

(b) Changes in Internal Control over Financial Reporting

We are in the process of improving our internal controls in an effort to remediate the deficiencies noted above. These improvements include strengthening our accounting staff through the hiring of a Controller and an accounting and financial reporting manager in 2005 and 2006, respectively.  We have also engaged an independent consulting firm to document and test our internal controls and make recommendations for improvement. Additional effort may be needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures become adequate and effective.

PART II

Item 1.  Legal Proceedings

See Note 9 of the Notes to Consolidated Financial Statements included in Part I, Item I, which is incorporated herein by reference.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2006 the Company completed a private placement of 1,670,000 shares of common stock, no par value, to four institutional and accredited investors pursuant to a Stock Purchase Agreement dated as of March 8, 2006. The common stock was priced at $3.00 per share resulting in proceeds to the Company of $5,010,000.  In connection with the offer and sale of the common stock in the private placement, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, Rule 506 promulgated there under. The sale of common stock was made to accredited investors as defined in Regulation D, Rule 501(a). No underwriters were engaged in connection with the foregoing issuance of securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.2	Stock Purchase Agreement dated as of March 8, 2006 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 14, 2006)

10.3	Stock Purchase Agreement dated as of June 30, 2006 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 6, 2006)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BPZ ENERGY, INC.

/s/ Manuel Pablo Zuniga-Pflucker
Manuel Pablo Zuniga-Pflucker
President and Chief Executive Officer

Date: September 26, 2006