Form 10-Q
period 2006-06-30
BPZ ENERGY INC
filed 2006-09-26
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART I

Item 1.  Financial Statements

BPZ Energy, Inc. and Subsidiaries

(An Exploratory Stage Company)

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$11,769,958	$29,455,130
Private placement receivable	12,325,500	—
Value added tax receivable	2,016,194	362,555
Inventory	1,909,004	—
Prepaid and other current assets	1,815,270	507,114
Total current assets	29,835,926	30,324,799

Property, equipment and construction in progress, net	18,366,691	4,365,040
Restricted cash	1,455,953	1,455,953
Investment in Ecuador property, net	1,851,396	1,945,188

Total assets	$51,509,966	$38,090,980

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,326,041	$747,347
Accrued liabilities	373,461	470,632
Other liabilities	101,005	70,516

Total current liabilities	1,800,507	1,288,495

Long-term debt	64,630	70,908

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized, none issued and outstanding	—	—
Common stock, no par value, 250,000,000 authorized; 47,306,569 and 40,349,979 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	74,654,382	56,873,641
Additional paid in capital	6,132,086	6,393,411
Deferred stock-based compensation	(1,719,857)	(3,992,172)
Stock subscription receivable	(230,825)	(230,825)
Deficit accumulated during the exploratory stage.	(29,190,957)	(22,312,478)

Total stockholders’ equity	49,644,829	36,731,577

Total liabilities and stockholders’ equity	$51,509,966	$38,090,980

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(An Exploratory Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Cumulative Amounts from August 20, 2001 (Inception) to	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2006	2006	2005	2006	2005
			(Restated)		(Restated)

Revenue	$—	$—	$—	$—	$—

Operating and administrative expenses:
General and administrative	10,617,613	1,864,396	924,197	3,439,836	1,884,986
Stock-based compensation	9,791,653	807,178	179,270	1,350,093	254,270
Geological, geophysical and engineering	2,222,803	397,304	291,126	863,707	429,191
Depreciation expense	125,032	58,069	1,645	95,237	2,295

Total operating expenses	22,757,101	3,126,947	1,396,238	5,748,873	2,570,742

Operating loss	(22,757,101)	(3,126,947)	(1,396,238)	(5,748,873)	(2,570,742)

Other income (expense):
Income from investment in Ecuador property, net of amortization	1,204,445	398,203	74,635	587,858	162,429
Interest expense	(80,946)	(1,386)	(2,305)	(2,838)	(7,967)
Amortization of deferred financing costs	(428,000)	—	(28,955)	—	(57,910)
Registration delay expense	(2,649,097)	(1,101,184)	—	(2,133,130)	—
Interest income	937,841	206,030	—	428,033	—
Merger costs	(5,470,455)	—	—	—	—
Miscellaneous income	52,356	(14,529)	4,695	(9,529)	13,173

Total other income (expense)	(6,433,856)	(512,866)	48,070	(1,129,606)	109,725

Loss before income taxes	(29,190,957)	(3,639,813)	(1,348,168)	(6,878,479)	(2,461,017)

Income taxes	—	—	—	—	—

Net loss	$(29,190,957)	$(3,639,813)	$(1,348,168)	$(6,878,479)	$(2,461,017)

Basic and diluted net loss per share		$(0.09)	$(0.05)	$(0.17)	$(0.10)

Weighted average common shares outstanding		42,470,985	25,960,796	41,662,618	25,857,083

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(An Exploratory Stage Company)

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2006

(Unaudited)

	Common Stock Issued		Additional Paid-in	Deferred Stock-based	Stock Subscription	Deficit Accumulated During the Exploratory
	Shares	Amount	Capital	Compensation	Receivable	Stage	Total

Balances at December 31, 2005 (audited) (Restated)	40,349,979	$56,873,641	$6,393,411	$(3,992,172)	$(230,825)	$(22,312,478)	$36,731,577

Stock-based compensation	10,000	25,000	150,000	—	—	—	175,000
Exercise of stock options	275,000	882,750	(882,750)	—	—	—	—
Long-term incentive compensation plan	70,000	(1,320,000)	222,780	2,272,315	—	—	1,175,095
Common stock sold for cash, net of offering costs	6,152,000	17,335,500	—	—	—	—	17,335,500
Warrants issued in connection with sale of common stock	—	(248,645)	248,645	—	—	—	—
Common stock issued for registration delay	449,590	1,106,136	—	—	—		1,106,136
Net loss for the period						(6,878,479)	(6,878,479)

Balances at June 30, 2006	47,306,569	$74,654,382	$6,132,086	$(1,719,857)	$(230,825)	$(29,190,957)	$49,644,829

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(An Exploratory Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Cumulative Amounts from August 20, 2001 (Inception) to	Six Months Ended June 30,
	June 30, 2006	2006	2005
			(Restated)
Cash flows from operating activities:
Net loss	$(29,190,957)	$(6,878,479)	$(2,461,017)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	9,791,653	1,350,093	254,270
Stock issued in merger	979,981	—	—
Options assumed in merger	4,490,474	—	—
Stock issued for registration delay expense	1,378,096	1,106,136	—
Depreciation expense	125,032	95,237	2,295
Amortization of investment in Ecuador property	273,104	93,792	42,760
Amortization of deferred financing fees	428,000	—	57,910
Expenses paid by affiliate	629,596	—	—
Changes in operating assets and liabilities:
Increase value added tax receivable	(2,016,194)	(1,653,639)	—
Increase in inventory	(1,909,004)	(1,909,004)	—
Increase in prepaid and other current assets	(1,815,270)	(1,308,156)	(62,033)
Increase (decrease) in accounts payable	1,326,041	578,694	(181,535)
Increase in accrued liabilities	373,461	(97,169)	91,758
Increase in other liabilities	101,005	30,489	—
Net cash used by operating activities	(15,034,982)	(8,592,006)	(2,255,592)

Cash flows from investing activities:
Property, equipment and construction in progress additions	(18,491,723)	(14,096,888)	(22,222)
Restricted cash	(1,455,953)	—	(1,200,000)
Investment in Ecuador property	(1,440,000)	—	—
Net cash used by investing activities	(21,387,676)	(14,096,888)	(1,222,222)

Cash flows from financing activities:
Borrowings	2,226,826	—	—
Repayments of borrowings	(456,667)	(6,278)	(178,007)
Proceeds from exercise of warrants, net	3,868,260	—	—
Proceeds from sale of common stock, net	42,554,197	5,010,000	—
Net cash provided by (used by) financing activities	48,192,616	5,003,722	(178,007)

Net increase (decrease) in cash and cash equivalents	11,769,958	(17,685,172)	(3,655,821)
Cash and cash equivalents at beginning of period	—	29,455,130	4,014,191
Cash and cash equivalents at end of period	$11,769,958	$11,769,958	$358,370

Supplemental cash flow information:
Cash paid for:
Interest	$80,542	$2,838	$10,192
Non — cash items:
Common stock issued for property interest	$1,112,500	$—	$1,112,500
Warrants issued to private placement agent	573,645	248,645	—
Imputed financing costs	428,000	—	—
Issuance of common stock for subscription receivable	12,556,325	12,325,500	—
Conversion of long-term debt to common stock	685,000	—	—
Conversion of notes payable to common stock	1,020,529	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(An Exploratory Stage Company)

Notes To Consolidated Financial Statements

June 30, 2006 and 2005

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Organization

BPZ Energy, Inc., a Colorado corporation (“BPZ” or the “Company”) was incorporated in 1993 and is based in Houston, Texas. BPZ is an exploratory stage company with properties in northwest Peru and southwest Ecuador and is focused on the exploration and production of oil and natural gas and the complementary development of gas-fired power generation.

On September 10, 2004, BPZ Energy, Inc., a Texas corporation (“BPZ-Texas”), consummated a reverse merger with Navidec, Inc. (“Navidec”) whereby BPZ-Texas became a wholly owned subsidiary of Navidec (the “Merger”).  However, in the Merger, the stockholder group of BPZ-Texas obtained majority ownership and management control of the combined company. The Merger was treated, for accounting purposes, as a capital transaction rather than a business combination.  It is equivalent to the issuance of common stock by BPZ-Texas for the net assets of Navidec, accompanied by a recapitalization.  This accounting treatment is identical to that resulting from a reverse merger under SFAS No. 141, Business Combination, except that no goodwill or other intangible asset has been recorded. All financial statements presented herein represent the historical financial statements of the accounting acquirer, BPZ-Texas.  Although the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing to avoid confusion.

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

The Company maintains a registered branch office in Peru.  Currently, BPZ has exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres in northwest Peru.  The Company’s license contracts cover 100% ownership of both Block Z-1 (739,205 acres), which was signed in November 2001 and Block XIX (472,860 acres), which was signed in December 2003. The license contracts provide for an initial exploration period of seven to thirteen years and seven to ten years, respectively and require that we conduct specified activities on the properties during this period.  If the exploration activities are successful, the total contract term can extend up to 30 years for oil exploration and production and 40 years for gas exploration and production.  BPZ is currently negotiating a license contract for Block XXII (948,000 acres) which it previously held under a Technical Evaluation Agreement and was referred to as Area VI in its previous filings.  In July 2006 Perupetro officially informed the Company that its proposal for the 248,000 acre Block XXIII, located onshore in northwest Peru between the Company’s Blocks Z-1 and XIX, was the winning bid in their recent tender process.  The Company is in the process of presenting all necessary documentation to become the qualified operator of this new block and will then begin negotiation of the exploration and production license contract.

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

Stock-Based Compensation

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

The Company adopted SFAS 123(R) using the modified prospective application method and, accordingly, no prior periods have been restated as a result of the adoption of this pronouncement. Under this method, compensation cost recognized during the three and six months ended June 30, 2006 included: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all stock-based payments granted after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.   The Company’s forfeiture estimates were not changed as a result of adopting SFAS 123(R).

The following table summarizes stock-based compensation costs recognized under SFAS 123(R) for the three and six months ended June 30, 2006 and under SFAS 123 for three and six months ended June 30, 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Employee stock—based compensation costs	$691,593	$—	$1,159,508	$—
Non-employee stock-based compensation costs	115,585	179,270	190,585	254,270
	$807,178	$179,270	$1,350,093	$254,270

See Note 10 to the Consolidated Financial Statements, included in this filing, for detailed discussion regarding the Company’s employee long-term incentive compensation plan and stock-based payments to non-employees.

Restricted Stock Awards and Performance Shares

The Company determines the fair value of restricted stock awards and performance shares based on the market price of the Company’s common stock on the date of grant. Compensation cost for such awards is recognized on a straight-line basis over the vesting or service period, net of forfeitures; however, compensation cost related to performance shares will not be recorded or will be reversed if the Company does not believe it is probable that such performance criteria will be met or if the service provider (employee or otherwise) fails to meet such criteria.

A summary of the Company’s restricted stock award and performance share activity and related information is presented below:

		Weighted—
	Number of	Average
	Restricted	Fair Value
	Shares	Per Share
Nonvested balance at December 31, 2005	1,130,000	$4.40
Granted	70,000	3.20
Vested	(160,000)	4.40
Forfeited	(300,000)	4.40
Nonvested balance at June 30, 2006	740,000	$4.29

As of June 30, 2006, there was $2.0 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.6 years.   There were no performance shares outstanding as of June 30, 2006.

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

                The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for options granted during the six months ended June 30, 2006. No options were granted by the Company during the six months ended June 30, 2005. The expected life of the options represents the period of time the options are expected to be outstanding. For the six months ended June 30, 2006, the expected term of options granted was derived based on a weighting between (a) the Company’s historical exercise and forfeiture activity and (b) the average midpoint between vesting and the contractual term. In the future, as information regarding post-vesting termination becomes more accessible, the Company may change the method of deriving the expected term. This change could impact the fair value of options granted in the future. The Company expects to refine the method of deriving the expected term no later than January 1, 2008.  For the six months ended June 30, 2005, our expected volatility is based on the historical volatility of our stock for a period approximating the expected life.  The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted. The dividend yield is based on our history of dividend payouts.

2006
Expected life (years)	6.0
Risk-free interest rate	4.9%
Volatility	67.5%
Dividend yield	0.0%
Weighted-average fair value per share at grant date	$2.13

A summary of our stock option activity and related information is presented below (in thousands, except per option prices):

		Weighted—
		Average
	Number of	Exercise Price
	Options	Per Option
Nonvested balance at December 31, 2005	500,000	$1.30
Granted	1,330,000	3.28
Vested	—	—
Forfeited	—	—
Nonvested balance at June 30, 2006	1,830,000	$2.74

No options were exercised during the six months ended June 30, 2006. As of June 30, 2006, there was $2.7 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1.3 years.

Pursuant to a Settlement Agreement and Mutual Release entered into on May 19, 2006 between the Company, Mr. McKowen and NFS, the vesting period related to the 500,000 nonvested options outstanding as of December 31, 2005, which remained unvested and outstanding as of June 30, 2006, was extended from September 10, 2006 to one year following the date the shares NFS received in the Merger with Navidec are registered with the SEC.  The extension of the vesting period did not result in a revaluation of these options, as the number of options that the Company expects to vest did not change as a result of the modification.

The following table summarizes information about stock options outstanding as of June 30, 2006:

	Outstanding		Exercisable
		Weighted-
		Average
		Remaining		Weighted-
		Contractual		Average
	Number of	Life	Number of	Exercise Price
Range of Exercise Prices	Options	(In years)	Options	Per Option
$1.30	1,000,000	8.2	500,000	$1.30
2.00	1,225,000	8.2	1,225,000	2.00
3.20	580,000	9.8	—	—
3.35	750,000	9.9	—	—
Total	3,555,000	8.8	1,725,000	$1.80

The aggregate intrinsic value of stock options outstanding at June 30, 2006 was $6.1 million, of which $3.8 million relates to awards vested and exercisable and $2.3 million relates to awards expected to vest. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of June 30, 2006 exceeds the exercise price of the option.

Warrants

As of June 30, 2006, the Company had 250,000 warrants outstanding, all of which were issued to Morgan Keegan & Company in connection with previous private placements of the Company’s common stock and vested immediately.  In 2005, the Company issued warrants to purchase 100,000 of the Company’s common stock at an exercise price of $3.00 per share, which expire on July 19, 2010 and were valued at $325,000 at the date of grant.

In connection with the private placement of 4,482000 shares of common stock in June 2006, Morgan Keegan & Company, Inc. also received vested warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.00 per share.  Such warrants expire on June 30, 2011 and were valued at $248,645 on the date of grant.

All warrants issued were valued using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs.  The following table presents the weighted-average assumptions used in the option pricing model for options granted during the six months ended June 30, 2006 and June 30, 2005.  The same methodologies applied to determine the assumptions used to value the options noted above were also used in valuing the warrants issued to Morgan Keegan & Company.

	2006	2005
Expected life (years)	1.6	1.9
Risk-free interest rate	4.9%	2.5%
Volatility	64.7%	76.12%
Dividend yield	0%	0%
Weighted-average fair value per share at grant date	$1.66	$3.25

No warrants were exercised during the six months ended June 30, 2006.

Note 2 — September 2006 Restatement

The previously issued consolidated financial statements of the Company as of December 31, 2005 and for the three and six month periods ended June 30, 2005 have been restated for the issues described below:

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

Allocation of Costs Incurred by Associates

The Company also restated its consolidated financial statements as a result of a change in the methodology used to allocate costs from Associates, its former parent.  The Company has identified costs that were incurred by Associates in support of BPZ-Texas’ activities from BPZ-Texas’ inception in August 2001 until the merger with Navidec on September 10, 2004. Specific costs incurred by Associates on behalf of BPZ-Texas have been included in BPZ-Texas’ financial statements. Additionally, all of Associates’ costs on BPZ-Texas’ projects in excess of third party reimbursements have been included in BPZ-Texas’s financial statements in an effort to reflect all the costs of doing business.  The Company believes its allocation methodology is reasonable.

The effects of the restatement and any reclassification on the December 31, 2005 consolidated balance sheet were as follows:

	December 31, 2005
	As Reported	Adjustment	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$29,455,130	$—	$29,455,130
Value added tax receivable	—	362,555	362,555
Prepaid and other current assets	869,669	(362,555)	507,114
Total current assets	30,324,799	—	30,324,799

Property, equipment and construction in progress, net	4,365,040	—	4,365,040
Restricted cash	1,455,953	—	1,455,953
Investment in Ecuador property, net	1,945,188	—	1,945,188

Total assets	$38,090,980	$—	$38,090,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$747,347	$—	$747,347
Accrued liabilities	470,632	—	470,632
Other liabilities	70,516	—	70,516
Total current liabilities	1,288,495	—	1,288,495

Long-term debt	70,908	—	70,908

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized, non issued and outstanding	—	—	—
Common stock, no par value, 250,000,000 authorized; and 40,349,979 shares issued and outstanding at December 31, 2005	60,633,684	(3,760,043)	56,873,641
Additional paid in capital	2,362,283	4,031,128	6,393,411
Deferred stock-based compensation	(3,992,172)	—	(3,992,172)
Common stock and warrants held by affiliate	(2,458,975)	2,458,975	—
Stock subscription receivable	(230,825)	—	(230,825)
Deficit accumulated during the exploratory stage	(19,582,418)	(2,730,060)	(22,312,478)

Total stockholders’ equity	36,731,577	—	36,731,577

Total liabilities and stockholders’ equity	$38,090,980	$—	$38,090,980

The effects of the restatement and any reclassification on the unaudited consolidated statement of operations for the six and three months ended June 30, 2005 were as follows:

	Six Months Ended June 30, 2005			Three Months Ended June 30, 2005
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Revenue	$—	$—	$—	$—	$—	$—

Operating and administrative expenses:
General and administrative	1,884,986	—	1,884,986	924,197	—	924,197
Stock-based compensation	254,270	—	254,270	179,270	—	179,270
Geological, geophysical and engineering	429,191	—	429,191	291,126	—	291,126
Depreciation expense	2,295	—	2,295	1,645	—	1,645
Total operating expenses	2,570,742	—	2,570,742	1,396,238	—	1,396,238
Operating loss	(2,570,742)	—	(2,570,742)	(1,396,238)	—	(1,396,238)

Other income (expense):
Income from investment in Ecuador property, net of amortization	162,429	—	162,429	74,635	—	74,635
Equity in loss of NFS	(970,894)	970,894	—	(671,688)	671,688	—
Loss on issuance of equity securities by NFS	(49,414)	49,414	—	224,884	(224,884)	—
Interest expense	(7,967)	—	(7,967)	(2,305)	—	(2,305)
Amortization of deferred financing costs	(57,910)	—	(57,910)	(28,955)	—	(28,955)
Miscellaneous income	13,173	—	13,173	4,695	—	4,695
Total other income (expense)	(910,583)	1,020,308	109,725	(398,734)	446,804	48,070

Loss before income taxes	(3,481,325)	1,020,308	(2,461,017)	(1,794,972)	446,804	(1,348,168)

Income taxes	—	—	—	—	—	—
Net loss	$(3,481,325)	$1,020,308	$(2,461,017)	$(1,794,972)	$446,804	$(1,348,168)

Basic and diluted net loss per share	$(0.21)	$0.11	$(0.10)	$(0.11)	$0.06	$(0.05)

Weighted average common shares outstanding	16,417,713	9,439,370	25,857,083	16,530,708	9,430,088	25,960,796

The effects of the restatement and any reclassification on the unaudited consolidated statement of cash flows for the six months ended June 30, 2005 were as follows:

	For Six Months Ended June 30, 2005
	As Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss	$(3,481,325)	$1,020,308	$(2,461,017)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	254,270	—	254,270
Depreciation expense	2,295	—	2,295
Amortization of investment in Ecuador property	42,760	—	42,760
Amortization of deferred financing fees	57,910	—	57,910
Equity in loss of Navidec Financial Services	970,894	(970,894)	—
Loss on issuance of equity securities by Navidec Financial Services	49,414	(49,414)	—
Changes in operating assets and liabilities:
Decrease in accounts payable	(62,033)	—	(62,033)
Decrease in accrued liabilities	(181,535)	—	(181,535)
Increase in other liabilities	91,758	—	91,758
Net cash used by operating activities	(2,255,592)	—	(2,255,592)

Cash flows from investing activities:
Property and equipment additions	(22,222)	—	(22,222)
Restricted cash	(1,200,000)	—	(1,200,000)
Net cash used by investing activities	(1,222,222)	—	(1,222,222)

Cash flows from financing activities:
Repayments of borrowings	(178,007)	—	(178,007)
Net cash used by financing activities	(178,007)	—	(178,007)

Net decrease in cash and cash equivalents	(3,655,821)	—	(3,655,821)
Cash and cash equivalents at beginning of period	4,014,191	—	4,014,191
Cash and cash equivalents at end of period	$358,370	$—	$358,370

Note 3 — Private Placement Receivable

The Company recorded a receivable of $12,325,500 upon the signing of a Stock Purchase Agreement related to the private placement of 4,482,000 shares of common stock on June 30, 2006. Proceeds from the private placement were received in full in July 2006.

Note 4 — Value Added Tax Receivable

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 19%. Peru currently has an early recovery system for exploration companies. Under this regime, IGV paid on the acquisition of goods and services used directly in hydrocarbon exploration activities can be recovered without having to wait until a commercial discovery takes place or production begins. The Company has applied for early recovery of IGV paid as it does not anticipate first sales of power to the Peruvian power market until 2007.   The Company’s value added tax receivable balance as of June 30, 2006 was $2,016,194, of which approximately $1,500,000 was subsequently received during the third quarter of 2006.

Note 5 — Inventories

Inventories consist primarily of tubular goods and spare parts for production equipment, stated at the lower of cost or market.

Note 6 — Prepaid and Other Current Assets

Below is a summary of prepaid and other current assets as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Prepaid expenses and other	$1,441,002	$270,903
Deposits	352,405	181,347
Interest receivable	21,863	54,864
Prepaid and other current assets	$1,815,270	$507,114

Prepaid expenses and other consist primarily of insurance premiums related to the Company’s operations.

Note 7 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Construction in progress:
Power plant and related equipment	$2,476,120	$2,252,413
Platforms and wells	8,088,909	1,190,707
Pipelines and processing facilities	1,297,510	512,357
Barge and related equipment	5,832,376	—
Office equipment, leasehold improvements, and vehicles	796,808	439,359
Accumulated depreciation and amortization	(125,032)	(29,796)
Net property, equipment and construction in process	$18,366,691	$4,365,040

As of June 30, 2006, the Company incurred costs associated with exploration and production of natural gas reserves and the complementary development of gas-fired power generation for its own use in Peru.  The costs relate to the initial engineering design work for the power plant, gas processing facility and pipelines, modernization and refurbishment costs of the platform tender assist drilling rig, and acquiring and refurbishing one of the Company’s offshore platforms located in Block Z-1, and the purchase of a deck barge and related equipment. The Company also incurred costs for office equipment and leasehold improvements for its offices in Houston, Peru and Ecuador and for vehicles used in the Peruvian operations.

Note 8 — Restricted Cash and Performance Bonds

In connection with its properties in Peru, the Company has obtained two performance bonds totaling $1,650,000 to guarantee its obligations and commitments.  As of June 30, 2006 BPZ had restricted cash deposits of $1,455,953 ($5,953 represents interest earned), which collateralizes the performance bonds.  In addition to the cash collateral posted by BPZ, an individual shareholder of the Company provided a guarantee in the amount of $200,000 to the financial institution which issued such bond to secure the Company’s performance.  Both performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or technical evaluation agreement.

Note 9 — Investment in Ecuador Property

The Company has an investment in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1,851,396 and $1,945,188 as of June 30, 2006 and December 31, 2005, respectively.  The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense.  Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  Accordingly, the Company recorded amortization expense of $46,896 and $93,792 for the three and six months ended June 30, 2006, respectively, compared to $21,380 and $42,760 in the comparable periods of 2005.

Note 10 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock, no par value and 250,000,000 shares of common stock, no par value, authorized for issuance.

Private Placement of Common Stock

On June 30, 2006 the Company completed a private placement of common stock for proceeds of $12,325,500.  The proceeds were received in July 2006.  The company sold 4,482,000 shares to eight institutional and accredited investors at a price of $2.75 per share.  There were no warrants or dilutive securities issued to the investors in connection with the offering.  The offering was placed directly by the Company and there were no placement fees.  However, the Company issued warrants to purchase 150,000 shares of the Company’s common stock to Morgan Keegan & Company, Inc. in consideration for their financial advisory services. In connection with the private placement, the Company is obligated to prepare and file with the SEC a Registration Statement on Form S-1 no later than 30 days after the filing of its restated Form 10-K for the years ended December 31, 2005 and 2004, including the quarterly periods contained therein, as well as its restated Form 8-K/A filed on January 17, 2006 and its Form 10-Q for the quarter ended March 31, 2006, and will use its reasonable best efforts to obtain its effectiveness no later than 150 days after closing.  If the Registration Statement is not filed by the required date, the Company must pay a one-time amount equal to 3.0% of the purchase price of the shares, approximately $369,750. In addition, if the Registration Statement is not declared effective by the required dates and the Company became liable to the investors for liquidated damages in an amount equal to 2.0% of the purchase price of the shares, approximately $246,500, for each thirty day period until the Registration Statement is declared effective by the SEC.  However, payments under the liquidated damage rate are subject to a cap of 10% or five 30-day periods.  If the Registration Statement has not been declared effective by 150 days after closing, then the Company shall make a one-time payment to the investors equal to 5% of the purchase price of the shares, approximately $616,250.  As such, total liquidated damages are subject to a cap of 18% of the purchase price of the shares, approximately $2,218,500. These liquidated damages, if applicable, are payable at the sole discretion of the Company, by cash or by the issuance of Company common stock.

On March 10, 2006 the Company completed a private placement of 1,670,000 shares of common stock, no par value, to four institutional and accredited investors pursuant to a Stock Purchase Agreement. The common stock was priced at $3.00 per share resulting in proceeds to the Company of $5,010,000.  In connection with the private placement, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 within sixty days, and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days, from March 8, 2006.  The Registration Statement was not filed or declared effective by the required dates and the Company became liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $50,100, for each thirty day period until the Registration Statement is declared effective by the SEC. These liquidated damages are payable, at the sole discretion of the Company, by cash or by the issuance of Company common stock.  As such, 22,511 shares of common stock were issued during the three months ended June 30, 2006, to those investors for liquidated damages.

On July 19, 2005, the Company completed a private placement of 11,466,000 shares of common stock, no par value, pursuant to a Stock Purchase Agreement.  The common stock was priced at $3.00 per share, resulting in net proceeds to the Company of $31,917,214.  In connection with the private placement, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days from July 19, 2005. The Registration Statement was not declared effective by the required date and the Company became liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $343,980, for each thirty day period until the Registration Statement is declared effective by the SEC. Certain of the private placement investors, totaling 79% of the aggregate investment, have agreed to accept common stock in lieu of cash for a maximum period of 90 days.  As such, 230,455 and 427,079 shares of common stock were issued during the three and six months ended June 30, 2006, respectively to those certain investors for liquidated damages.

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

	June 30,	December 31,
	2006	2005
Stock options outstanding	3,933,652	2,878,652
Warrants outstanding	250,000	100,000
Shares issuable to consultant for services	—	10,000
Contingent incentive earn-out shares	260,000	485,000
Contingent Merger earn-out shares	9,000,000	9,000,000
Total potentially dilutive securities	13,443,652	12,473,652

Shares available for grant pursuant to Long-Term Incentive Compensation Plan	3,110,000	2,880,000

Stock Options Outstanding

In connection with the Merger, BPZ, as the accounting acquirer, assumed all Navidec stock options outstanding, which were fully vested on the date of the Merger and expire on September 10, 2007.  Exercise prices on these stock options range from $1.30 to $1.93 per share.  Under the terms of the Merger agreement, NFS is entitled to receive all proceeds from the exercise of these options.  As of December 31, 2005, there were 653,652 Navidec stock options outstanding.  During the six month period ended June 30, 2006, 275,000 Navidec stock options were exercised and 378,652 stock options remain outstanding.

In connection with the Merger, BPZ also issued options to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share to NFS. Such options expire on July 31, 2006. Subsequent to the Merger, NFS conveyed 540,000 of such options to third parties. During 2005, 275,000 options had been exercised, resulting in net proceeds to the Company of $550,000. As of June 30, 2006 there were 1,225,000 of such options outstanding, of which 810,000 were held by NFS.

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

In connection with the private placement of 4,482,000 shares of common stock, Morgan Keegan & Company, Inc. also received warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.00 per share for their financial advisory services. Such warrants expire on June 30, 2011. These warrants were valued at $248,645 using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs.

Contingent Incentive Earn-Out Shares

During 2005, the Company’s Board of Directors awarded a total of 485,000 shares of incentive stock awards to three of the Company’s officers. The incentive stock awards vest and the earn-out shares are issuable once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007, the same target as the Merger earn-out shares (see below). The total future stock-based compensation expense associated with these contingent incentive stock awards is $2,134,000 of which $441,517 and $441,517 correspond to the six months ending June 30, 2006 and twelve months ending December 31, 2005, respectively. As the Company has not yet obtained a firm financing commitment for its gas-to-power project, the Company does not consider the achievement of this target to be probable for accounting purposes and is not currently accruing the associated stock-based compensation expense.  However, one of the Company’s officers resigned from the Company and its subsidiaries effective June 15, 2006, and as such 225,000 of the unvested contingent incentive stock awards, representing $990,000 were forfeited.

Merger Earn-Out Shares

Under the terms of the Merger Agreement, the Company is committed to issue 18,000,000 shares to the former shareholders of BPZ-Texas on a contingent earn-out basis if the Company achieves certain reserve and production goals. The first earn-out target relating to reserves was achieved in December 2004 and 9,000,000 of the earn-out shares were issuable at that time. However, the contingent earn-out shares could only be issued after the shareholders approved an increase in the number of authorized common shares of the Company. The shareholders approved an increase in the number of authorized shares from 20,000,000 to 250,000,000 at its 2005 Annual Meeting held on July 1, 2005 and the 9,000,000 shares were issued at that time. The remaining 9,000,000 earn-out shares are issuable once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007

For accounting purposes, the earn-out arrangement is treated as a stock dividend because the earn-out is payable to the shareholders of the accounting acquirer, BPZ-Texas. Accordingly, except for a retroactive increase in the number of common shares outstanding for all periods presented, no accounting entry is required upon the issuance of the earn-out shares.

Long-Term Incentive Compensation Plan

The BPZ Energy, Inc. 2005 Long-Term Incentive Compensation Plan (the “LTIP” or “Plan”) permits the Board of Directors to award eligible employees, directors and consultants with incentive-based and non-incentive-based compensation. The maximum number of shares of stock of the Company that may be subject to incentives under the Plan, including without limitation incentive options, is 4,000,000 shares, and such shares shall be reserved at all times until issued under the Plan. Of such amount, no more than 1,600,000 shares in the aggregate shall be eligible for the issuance of performance shares, stock grants, restricted stock grants and other stock-based incentives. The LTIP will be administered and managed within the discretion of compensation committee of the Company or, in the absence of such committee, by the Board of Directors. Incentives under the LTIP may be granted to eligible employees, directors or consultants in any one or a combination of incentive options, non-statutory stock options, stock appreciation rights, restricted stock grants, stock grants and performance shares. As of June 30, 2006 there were 1,780,000 shares available to be granted by the Company under the LTIP.

Note 11 — Commitments and Contingencies

Transfer of NFS

On September 9, 2004 the day prior to the effective date of the Merger, Navidec assigned all of its pre-merger business operations, assets and liabilities to NFS and all issued and outstanding shares of NFS were subsequently transferred to the Navidec pre-merger shareholders of record as of September 9, 2004, for no cash consideration.

The transfer of NFS shares was affected by NFS to the pre-merger Navidec shareholders of record as of September 9, 2004. Consistent with the terms of the Merger Agreement, the Company had no control in the actions resulting in the transfer of the NFS shares and the Company believed, based on information provided by NFS and its advisors that NFS had undertaken the necessary actions to comply with applicable registration requirements. However, because a registration of the NFS shares was not effective at the time of the transfer of the NFS shares, and has still not become effective, it might be determined that the transfer of the NFS shares was made without full compliance with registration or qualification requirements under applicable securities laws. As a result, although the Company took no actions in connection with the transfer, because the Company is a successor by merger to Navidec, Inc., if regulatory authorities determine that the Company did not comply with applicable registration requirements in connection with the transfers, fines or other sanctions could be imposed on the Company with respect to the transaction.

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

In December 2005, the Company notified Perupetro that it had decided to exercise its exclusive option to convert its Technical Evaluation Agreement on Area VI, into a license contract.  The new area will be renamed as Block XXII consisting of approximately 948,000 acres and will encompass a significant portion of the Lancones basin.  In connection with this block the Company will have to post a performance bond to guarantee its various obligations and commitments.

However, negotiations on the terms of the license contract are still underway, the Company does not have sufficient information to determine the timing, nor estimate the value of the performance bond to be posted in connection with this property.

In July 2006 Perupetro informed the Company that its proposal for Block XXIII, which consists of approximately 248,000 acres and is located onshore in northwest Peru between the Company’s Blocks Z-1 and XIX, was the winning bid in their recent tender process.  The Company is in the process of presenting all necessary documentation to become the qualified operator of this new block and will then begin negotiation of the exploration and production license contract. The Company’s proposal covers only the exploration period and commits the Company to drill a certain number of wells, acquire certain amount of either 2-D or 3-D seismic data and prepare an integrated geological, geochemical and reservoir engineering evaluation of the hydrocarbon prospects in the block.  In connection with this block, after the license contract has been signed, the Company will have to post a performance bond to guarantee its various obligations and commitments. However, the Company does not have sufficient information to determine the timing, nor estimate the value of the performance bond to be posted in connection with this property.

Financing Activities

On May 27, 2005, BPZ signed a Mandate Letter with the International Finance Corporation (“IFC”), a member of the World Bank Group based in Washington, D.C., to facilitate the financing of the Company’s initial capital expenditure program in Block Z-1 in northwest Peru. On November 1, 2005, an amendment was signed extending the original term of the Mandate Letter from December 31, 2005 to August 31, 2006. On August 29, 2006, an amendment was signed extending the original term of the Mandate Letter from August 31, 2006 to November 30, 2006. The Mandate Letter specifies that IFC will appraise BPZ’s project in Peru to determine the feasibility and structure of a potential financing transaction. Any IFC investment will depend on the project and the Company meeting IFC’s financing criteria, the overall financing plan being acceptable to IFC, approval of the investment by management and the Board of IFC, and the execution of all appropriate documentation, in form and substance satisfactory to IFC. As part of the Mandate, BPZ agreed to pay total fees of $285,000 during the appraisal period and customary expenses. As of June 30, 2006, $85,000 of fees and approximately $62,682 of reimbursable out-of-pocket expenses had been incurred.

In connection with the July 2005 private placement of 11,466,000 common shares, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days from July 19, 2005. The Registration Statement was not declared effective by the required date and the Company became liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $343,980, for each thirty day period until the Registration Statement is declared effective by the SEC. Certain of the private placement investors, totaling 79% of the aggregate investment, have agreed to accept common stock in lieu of cash for a maximum period of 90 days. The 90-day period ended on February 14, 2006 and the Company began paying the full amount of liquidating damages in cash.  A new agreement was made on April, 17 2006 with certain private placement investors, totaling 76% of the aggregate investment to accept common stock in lieu of cash until the Registration Statement on Form S-1 is declared effective by the SEC. As of June 30, 2006, the Company’s Registration Statement on Form S-1 had not been declared effective by the SEC and Company continues to be liable to the investors for the aforementioned liquidated damages.

In connection with the March 10, 2006 private placement of 1,670,000 common shares, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days, from March 8, 2006.  The Registration Statement was not declared effective by the required date and the Company became liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $50,100, for each thirty day period until the Registration Statement is declared effective by the SEC.  Such liquidated damages are payable in common stock or cash at the Company’s discretion.  As of the date of this filing, the Company’s Registration Statement on Form S-1 had not been declared effective by the SEC and Company continues to be liable to the investors for the aforementioned liquidated damages.

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

In December 2004, the Company received notice that the SEC had issued an Order Directing a Private Investigation and Designating Officers to Take Testimony, and would be conducting a formal investigation. BPZ is cooperating fully with the SEC in this matter. As of December 31, 2005, a total of approximately $ 50,000, primarily in legal fees, had been incurred in connection with the SEC investigation. Pursuant to the Merger Agreement, the Company has been indemnified by NFS for the costs of the SEC investigation and NFS has borne the costs incurred to date. BPZ is not aware of the future actions, if any, which the SEC intends to pursue in this matter, but no assurance can be given that the investigation will be resolved without negative consequences to the Company.

Transfer of Ownership in NFS

On July 8, 2004, Navidec and BPZ-Texas entered into a Merger Agreement which was consummated on September 10, 2004. The Merger Agreement provided that all of the pre-merger business operations, assets and liabilities of Navidec would be transferred to a wholly-owned subsidiary, Navidec Financial Services, Inc., followed by the transfer of NFS to the pre-merger shareholders of record as of September 9, 2004, the day prior to the consummation of the Merger. See Note 2 to the Consolidated Financial Statements, included in this filing, for detailed discussion regarding the Merger.

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

Note 13 — Subsequent Events

In July 2006, Perupetro officially informed the Company that its proposal for the 248,000 acre Block XXIII, located onshore in northwest Peru between the Company’s Blocks Z-1 and XIX, was the winning bid in their recent tender process.  The Company is in the process of presenting all necessary documentation to become the qualified operator of this new block and will then begin negotiation of the exploration and production license contract.

In early August 2006 the Company incurred a delay of approximately three weeks as a result of a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform. There were no injuries to any of the Company’s staff, nor to any of the tug boat operator’s crew members. The BPZ-01 is a U.S. flagged vessel and as such was inspected after the incident by the U.S. Coast Guard, to their satisfaction. The barge resumed normal operations immediately thereafter. Based upon information currently available, the Company estimates that total expenses related to this incident to be approximately $1.1 million. The Company believes that the majority of the costs associated with this incident will be reimbursed through the Company’s insurance or through third parties. No assurances can be given that any such recoveries will be sufficient to cover all costs associated with this incident or to the timing of any such recoveries. This incident is not expected to have a material impact on the Company’s operations or business plan.

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

We maintain a registered branch office in Peru.  Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres in northwest Peru.  Our license contracts cover 100% ownership of both Block Z-1 (739,205 acres), which was signed in November 2001 and Block XIX (472,860 acres), which was signed in December 2003. Our license contracts provide for an initial exploration period of seven to thirteen years and seven to ten years, respectively and require that we conduct specified activities on the properties during this period.  If our exploration activities are successful, the total contract term can extend up to 30 years for oil exploration and production and 40 years for gas exploration and production.  We are currently negotiating a license contract for Block XXII (948,000 acres) which we previously held under a Technical Evaluation Agreement and was referred to as Area VI in our previous filings.  In July 2006 Perupetro officially informed us that our proposal for the 248,000 acre Block XXIII, located onshore in northwest Peru between our Blocks Z-1 and XIX, was the winning bid in their recent tender process.  We are in the process of presenting all necessary documentation to become the qualified operator of this new block and will then begin negotiation of the exploration and production license contract.

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

Results of Operations

Our operating and administrative expenses to date have consisted principally of general and administrative costs and geological, geophysical and engineering costs.  General and administrative costs have increased significantly from $924,197 during the second quarter of 2005 and $1,884,986 during the six months ended June 30, 2005 to $1,864,396 during the second quarter of 2006 and $3,439,836 during the six months ended June 30, 2006 as a result of our increased activity levels, additional personnel and costs associated with being a public company.  We incurred $397,304 of geological, geophysical and engineering costs in the second quarter of 2006 and $863,707 during the six months ended June 30, 2006 primarily related to our Block Z-1 gas-to-power project, compared to $291,126 and $429,191 in the comparable periods of 2005.

Also, during the three and six month periods ended June 30, 2006, we incurred $807,178 and $1,350,093, respectively, in stock-based compensation as a result of amortizing the deferred compensation expense related to (i) a grant of 150,000 shares of restricted common stock to our independent directors; (ii) a grant of 970,000 shares of restricted common stock to three of our officers; (iii) 500,000 stock options issued to the former CEO of Navidec; and (iv) shares issued to a consultant for services, as compared to $179,270 and $254,270  in the three and six month periods ended June 30, 2005, respectively as a result of amortizing the deferred compensation expense related to 500,000 stock options issued to the former CEO of Navidec.

We received net cash distributions from our Ecuador property of $445,099 and $681,650 during the three months and six months ended June 30, 2006, respectively, compared to net cash distributions of $96,015 and $205,189 during the three and six months ended June 30, 2005, respectively.  Since our investment consists of an interest in a producing oil and gas property, we are amortizing the investment on a straight-line basis over the remaining term of the license agreement covering the property.  Accordingly, we recorded $46,896 and $93,792 of amortization expense during the three months and six months ended June 30, 2006, respectively, compared to $21,380 and $42,760 during the three and six months ended June 30, 2005.

We incurred interest expense of $1,386 and $2,838 during the three and six months ending June 30, 2006, respectively, primarily related to other debt and interest expense of $2,305 and $7,967 and amortization of deferred financing costs of $28,955 and $57,910 for the three and six months ended June 30, 2005, principally from notes payable incurred to finance the acquisition of SMC in June 2004.

For the three and six months ended June 30, 2006, we recorded registration delay expense totaling $1,101,184 and $2,133,130, respectively, of which approximately $538,968 and $1,026,994 was paid in cash and $562,216 and $1,106,136 was paid by the issuance of 252,966 and 449,590 shares of common stock, respectively.  In connection with the private placement of 11,466,000 common shares in July 2005, we were obligated to prepare and file with the SEC a Registration Statement on Form S-1 and to use our best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days from closing. The Registration Statement has not been declared effective by the required date and we are liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $343,980, for each thirty day period until the Registration Statement is declared effective by the SEC. In connection with the private placement of 4,482,000 common shares in March 2006, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 within sixty days, and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days, from March 8, 2006.  The Registration Statement was not filed or declared effective by the required dates and the Company became liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $50,100, for each thirty day period until the Registration Statement is declared effective by the SEC.

As a result of our increased cash balance from the private placement of common stock, we received interest income of $206,030 and $428,033 during the three and six months ended June 30, 2006, respectively.

We realized a net loss of $3,639,813 or $0.09 per share, during the three months ended June 30, 2006, compared to a net loss of $1,348,168, or $0.05 per share, for the same period in 2005.  For the six months ended June 30, 2006, we realized a net loss of $6,878,479, or $0.17 per share, as compared to a net loss of $2,461,017, or $0.10 per share, for the same period in 2005.

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

Our first priority is drilling the initial gas wells in the Corvina Field to develop reserves and establish gas deliverability at expected levels.  In December 2005, we signed a drilling contract with Petrex S.A., a subsidiary of Saipem SpA of Italy. Under the contract, Petrex S.A. will provide a platform rig capable of drilling to 16,000 feet and upgrade the rig to meet our specifications.  We agreed to pay a $5.5 million fee to mobilize and upgrade the rig.  In exchange, we will receive a competitive fixed day rate and exclusive rights to use the rig, at our option, during the two-year period commencing with delivery and final acceptance of the rig which occurred in September 2006.  In addition, after the guaranteed two-year period, we have the option to extend the contract for an additional year at market rates.

The Corvina Field has an existing platform which has been refurbished.   The platform was evaluated as fit for operations by the independent risk management consulting firm of ABSG Consulting, Inc. and is ready for drilling operations. Accordingly, we commenced mobilization of the drilling rig to the Corvina platform in July 2006, and began drilling operations in September 2006.

In April 2006 we acquired and equipped a deck barge that will be used to transport the drilling rig to the Corvina platform and then act as a tender for drilling operations at Corvina, and our other properties.  The large deck barge is also adequate to host production facilities.  The deck barge, officially named BPZ-01, is equipped with a 200 ton crane for loading and off-loading.  BPZ-01 and related equipment, including a smaller 35 ton crane, two winches and related spare parts, were acquired for approximately $6.0 million.  BPZ-01 is an important element in the Company’s strategy to control costs by allowing the use of existing platforms and avoiding the use of high priced drill ships or barges.

Our initial plans call for the drilling of three new wells from the existing platform.  There is also a shut-in gas well which we intend to recomplete and utilize for gas production.  We have secured all tubular goods to meet our planned needs for the first two gas wells of the initial three-well drilling campaign.  We have obtained the required environmental and drilling permits in order to commence drilling operations.  The Company spud its first well in the Corvina field in September 2006 and drilling to total depth is expected to take approximately 28 days.  The drilling of this first well at Corvina will satisfy our contractual exploration commitment under the current second exploration period of the Block Z-1 License Contract.  Further development drilling from the existing platform, encompassing three additional wells, is expected to be funded from project cash flows after the power plant is operational.

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

In connection with the Merger, we received net proceeds of approximately $5.5 million from a private placement of our common stock.  In July 2005, we completed a private placement of 11,466,000 shares of common stock for net proceeds of approximately $31.9 million.  Morgan Keegan & Company, Inc. served as placement agent for the offering.  We also received $3.4 million from the exercise of warrants during the third and fourth quarters of 2005.  In March 2006 and June 2006, we completed private placements of 1,670,000 shares and 4,482,000 shares of common stock, respectively, for net proceeds of approximately $5.0 million and $12.3 million, respectively.  As of March 31, 2006 and June 30, 2006, our cash balances were approximately $27.0 million and $11.8 million, respectively.  However, on June 30, 2006 we completed a private placement of common stock for proceeds of $12,325,500.  The proceeds were received in July 2006.

In May 2005, we signed a Mandate Letter with International Finance Corporation (“IFC”), a member of the World Bank Group based in Washington, D.C.  The Mandate Letter specifies that the IFC will appraise our project in Peru to determine the feasibility and structure of a potential financing of up to $100 million. The IFC’s appraisal of the project will include a review of the technical, economic, commercial, financial, environmental and legal aspects of the project. IFC’s financing, the structure of which would be defined during the appraisal process, will depend on the project and the Company meeting the IFC’s financing criteria, the overall financing plan being acceptable to IFC, approval of the investment by management and the Board of IFC, and the execution of all appropriate documentation, in form and substance satisfactory to IFC.  As part of the Mandate, we have agreed to pay fees of $285,000 and customary expenses during the appraisal period.  The IFC is continuing its due diligence on the project.  In recognition of the revised drilling timeline, the IFC recently extended the Mandate period to November 30, 2006 and is reviewing an increase in the total amount of the financing based on the increased capital budget for the project.

During the six months ended June 30, 2006 we incurred capital expenditures of approximately $14.1 million primarily on the purchase of a deck barge and related equipment for approximately $6 million, modernization and refurbishment costs of the platform tender assist drilling rig of approximately $5.5 million and continued work on the refurbishment of the Corvina platform and power plant and gas processing facilities designs.  In addition, during the year ended December 31, 2005, we incurred capital expenditures of approximately $4.4 million, primarily on refurbishment of the Corvina platform and power plant design costs. During 2005, we also deposited $1.3 million as restricted cash to secure our performance obligations under the second exploration period of the Block Z-1 license contract.  We intend to satisfy this obligation by drilling the initial Corvina well (which commenced in September 2006), which is currently expected to cost approximately $6.0 million and is included in the capital budget for the project.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

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

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2006, the Company completed a private placement of 1,670,000 shares of common stock, no par value, to four institutional and accredited investors pursuant to a Stock Purchase Agreement dated as of March 8, 2006. The common stock was priced at $3.00 per share resulting in proceeds to the Company of $5,010,000.  In connection with the offer and sale of the common stock in the private placement, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, Rule 506 promulgated there under. The sale of common stock was made to accredited investors as defined in Regulation D, Rule 501(a). No underwriters were engaged in connection with the foregoing issuance of securities.

On June 30, 2006, the Company completed a private placement of 4,482,000 shares of common stock, no par value, to eight institutional and accredited investors pursuant to a Stock Purchase Agreement dated as of June 30, 2006. The common stock was prices at $2.75 per share resulting in proceeds to the Company of $12,325,500.  In connection with the offer and sale of the common stock in the private placement, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, Rule 506 promulgated there under. The sale of common stock was made to accredited investors as defined in Regulation D, Rule 501(a). No underwriters were engaged in connection with the foregoing issuance of securities.

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