Form 10KSB/A
period 2005-12-31
BPZ ENERGY INC
filed 2006-10-16
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB/A

Amendment No. 2 to Form 10-KSB

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

DOCUMENTS INCORPORATED BY REFERENCE

[NONE]

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

Explanatory Note

We are filing this Amendment No. 2 to our amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005 for the purpose of conforming disclosures herein to the corresponding disclosures included in our Amendment No. 2 to Form S-1/A filed on October 16, 2006.  Except for such conforming changes, no other information in the Amendment No. 2 on Form 10-KSB/A for the year ended December 31, 2005 is amended hereby.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 2, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT ALL EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING OF THE 2005 ANNUAL REPORT ON FORM 10-KSB ON MARCH 31, 2006 (“ORIGINAL FILING”) THAT DO NOT RELATE TO THE RESTATEMENTS INCLUDED HEREIN. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MARCH 31, 2006, INCLUDING OUR CURRENT REPORTS ON FORM 8-K AND FORM 8-K/A AND OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2006 AND JUNE 30, 2006.

Explanatory Note

Overview

We are filing this amendment to BPZ Energy, Inc.’s (“BPZ” or the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2005 (“Amendment No. 2”), to amend and restate the consolidated financial statements and other financial information from inception on August 20, 2001 to December 31, 2005 and for each of the quarters in years 2005 and 2004 with respect to the accounting and disclosure for the following:

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

The aforementioned items are discussed in more detail in the Note 1 to the accompanying consolidated financial statements. The following Items of the Original Filing are amended by this Amendment No. 2:

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

BPZ Energy, Inc. and Subsidiaries
(An Exploratory Stage Company)
Consolidated Statements of Cash Flows
Years ended December 31, 2005 and 2004 and
For the Period from August 20, 2001 (Inception) to December 31, 2005
(Restated)

	Cumulative Amounts from August 20, 2001 (Inception) to December 31, 2005	2005	2004

Cash flows from operating activities:
Net loss	$(22,312,478)	$(6,406,989)	$(15,013,177)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	8,441,560	1,382,479	7,059,081
Stock issued in merger	979,981	—	979,981
Options assumed in merger	4,490,474	—	4,490,474
Stock issued for registration delay expenses	271,960	271,960	—
Depreciation expense	29,795	29,638	157
Amortization of investment in Ecuador property	179,312	136,552	42,760
Amortization of deferred financing fees	428,000	67,561	360,439
Expenses paid by affiliate	629,596	—	266,074
Changes in operating assets and liabilities:
Increase in other assets	(869,669)	(865,070)	(418)
Increase in accounts payable	747,347	435,735	301,137
Increase in accrued liabilities	470,632	416,290	39,692
Increase in other liabilities	70,516	70,516	—
Net cash used by operating activities	(6,442,974)	(4,461,328)	(1,473,800)

Cash flows from investing activities:
Property and equipment additions	(4,394,835)	(4,389,177)	(5,662)
Restricted cash	(1,455,953)	(1,355,953)	140,000
Investment in Ecuador property	(1,440,000)	—	(1,440,000)
Net cash used by investing activities	(7,290,788)	(5,745,130)	(1,305,662)

Cash flows from financing activities:
Borrowings	2,226,826	96,828	1,375,000
Repayments of borrowings	(450,389)	(234,904)	(215,485)
Proceeds from exercise of warrants, net	3,868,260	3,868,260	—
Proceeds from sale of common stock, net	37,544,195	31,917,213	5,625,982
Net cash provided by financing activities	43,188,892	35,647,397	6,785,497

Net increase in cash and cash equivalents	29,455,130	25,440,939	4,006,035
Cash and cash equivalents at beginning of period	—	4,014,191	8,156
Cash and cash equivalents at end of period	$29,455,130	$29,455,130	$4,014,191

Supplemental cash flow information:
Cash paid for:
Interest	$77,704	$13,761	$63,943
Non — cash items:
Common stock issued for property interest	$1,112,500	$1,112,500	$—
Warrants issued to private placement agent	325,000	325,000	—
Imputed financing costs	428,000	—	428,000
Issuance of common stock for subscription receivable	230,825	—	230,825
Conversion of long-term debt to common stock	685,000	—	685,000
Conversion of notes payable to common stock	1,020,529	—	1,020,529

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc and Subsidiaries
(An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1 — Basis of Presentation and Significant Accounting Policies

September 2006 Restatement

BPZ Energy, Inc. (“BPZ” or the “Company”) is filing this amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2005 (“Amendment No. 2”), to amend and restate the consolidated financial statements and other financial information from inception on August 20, 2001 to December 31, 2005 and for each of the quarters in years 2005 and 2004 with respect to the accounting and disclosure for the following:

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

Effect of Restatements

The following table reconciles selected annual and quarterly financial data as reported in various filings:

	2004 Form 10-KSB Filed April 15, 2005	January 2006 Restatement Adjustments	2005 Form 10-KSB Filed March 31, 2006	Accounting for NFS	Allocation of Expenses From Associates	Reclassification & Other (Options, etc.)	2005 Form 10-KSB/A Filed October 16, 2006

Selected Balance Sheet Data
December 31, 2005
Current Assets	$—	$—	$30,324,799	$—	$—	$—	$30,324,799
Total Assets	—	—	38,090,980	—	—	—	38,090,980
Current Liabilities	—	—	1,288,495	—	—	—	1,288,495
Total Liabilities	—	—	1,359,403	—	—	—	1,359,403
Stockholders’ Equity	—	—	36,731,577	—	—	—	36,731,577
December 31, 2004		—
Current Assets	4,186,350	—	4,186,350	—	—	—	4,186,350
Total Assets	4,833,855	1,457,751	6,291,606	(1,130,511)	—	—	5,161,095
Current Liabilities	574,940	—	574,940	—	—	—	574,940
Total Liabilities	574,940	—	574,940	—	—	—	574,940
Stockholders’ Equity	4,258,915	1,457,751	5,716,666	(1,130,511)	—	—	4,586,155

	2004 Form 10-KSB Filed April 15, 2005	January 2006 Restatement Adjustments	2005 Form 10-KSB Filed March 31, 2006	Accounting for NFS	Allocation of Expenses From Associates	Reclassification & Other (Options, etc.)	2005 Form 10-KSB/A Filed October 16, 2006

Results of Operations
Year Ended December 31, 2005
Net Income (Loss)	$—	$—	$(8,563,848)	$2,156,859	$—	$—	$(6,406,989)
Net Income (Loss) Applicable to Common Stockholders	—	—	(8,563,848)	2,156,859	—	—	(6,406,989)

Earnings (Loss) Per Diluted Share	—	—	(0.24)	0.04	—	—	(0.20)

Year Ended December 31, 2004
Net Income (Loss)	(18,040,272)	7,387,601	(10,652,671)	(8,087,752)	(103,184)	3,830,430	(15,013,177)
Net Income (Loss) Applicable to Common Stockholders	(18,040,272)	7,387,601	(10,652,671)	(8,087,752)	(103,184)	3,830,430	(15,013,177)

Earnings (Loss) Per Diluted Share	(2.08)	0.86	(1.24)	(0.53)	(0.01)	0.25	(0.99)

Selected Cash Flow Data
Year Ended December 31, 2005
Operating Cash Flow	$—	$—	$(4,479,826)	$—	$—	$18,498	$(4,461,328)
Investing Cash Flow	—	—	(5,745,130)	—	—	—	(5,745,130)
Financing Cash Flow	—	—	35,665,895	—	—	(18,498)	35,647,397
Year Ended December 31, 2004	—
Operating Cash Flow	(1,054,298)	(582,392)	(1,636,690)	—	—	162,890	(1,473,800)
Investing Cash Flow	(935,662)	(370,000)	(1,305,662)	—	—	—	(1,305,662)
Financing Cash Flow	5,995,995	952,392	6,948,387	—	—	(162,890)	6,785,497

	Original Filing of Respective Forms 10-QSB	January 2006 Restatement Adjustments	Forms 10-QSB/A Filed January 17, 2006	Accounting for NFS	Allocation of Expenses From Associates	Reclassifications & Other (Options, etc.)	Form 10-KSB/A Filed October 16, 2006

Selected Balance Sheet Data
September 30, 2005
Current Assets	$—	$—	$31,214,799	$—	$—	$—	$31,214,799
Total Assets	—	—	37,978,075	(423,142)	—	—	37,554,933
Current Liabilities	—	—	404,643	—	—	—	404,643
Total Liabilities	—	—	404,643	—	—	—	404,643
Stockholders’ Equity	—	—	37,573,432	(423,142)	—	—	37,150,290
June 30, 2005		—
Current Assets	434,652	—	434,652	—	—	—	434,652
Total Assets	3,486,426	1,389,534	4,875,960	(1,076,896)	—	—	3,799,064
Current Liabilities	1,523,926	—	1,523,926	—	—	—	1,523,926
Total Liabilities	1,523,926	—	1,523,926	—	—	—	1,523,926
Stockholders’ Equity	1,962,500	1,389,534	3,352,034	(1,076,896)	—	—	2,275,138
March 31, 2005	—
Current Assets	1,825,541	—	1,825,541	—	—	—	1,825,541
Total Assets	3,766,538	1,563,771	5,330,309	(1,243,832)	—	—	4,086,477
Current Liabilities	538,171	—	538,171	—	—	—	538,171
Total Liabilities	538,171	—	538,171	—	—	—	538,171
Stockholders’ Equity	3,228,367	1,563,771	4,792,138	(1,243,832)	—	—	3,548,306
September 30, 2004	—
Current Assets	4,883,004	100,000		—	—	—	4,983,004
Total Assets	5,787,677	1,342,990		(1,125,194)	—	—	6,005,472
Current Liabilities	511,842	—		—	—	—	511,842
Total Liabilities	511,842	—		—	—	—	511,842
Stockholders’ Equity	5,275,835	1,342,990		(1,125,194)	—	—	5,493,630
June 30, 2004
Current Assets	250,976	—	250,976	—	—	—	250,976
Total Assets	1,378,309	162,890	1,541,199	—	(162,890)	—	1,378,309
Current Liabilities	1,471,950	—	1,471,950	—	—	—	1,471,950
Total Liabilities	2,455,001	—	2,455,001	—	—	—	2,455,001
Stockholders’ Equity	(1,076,692)	162,890	(913,802)	—	(162,890)	—	(1,076,692)
March 31, 2004
Current Assets							11,178
Total Assets							251,178
Current Liabilities							30,250
Total Liabilities							935,250

	Original Filing of Respective Forms 10-QSB or 8-K	January 2006 Restatement Adjustments	Forms 10-QSB/A Filed January 17, 2006	Accounting for NFS	Allocation of Expenses From Associates	Reclassifications & Other (Options, etc.)	Form 10-KSB/A Filed October 16, 2006
Results of Operations
3ME September 30, 2005
Net Income (Loss)	$—	$—	$(1,856,000)	$713,408	$—	$—	$(1,142,592)
Net Income (Loss) Applicable to Common Stockholders	—	—	(1,856,000)	713,408	—	—	(1,142,592)

Earnings (Loss) Per Diluted Share	—	—	(0.05)	0.02	—	—	(0.03)

9ME September 30, 2005
Net Income (Loss)	—	—	(5,337,325)	1,733,716	—	—	(3,603,609)
Net Income (Loss) Applicable to Common Stockholders	—	—	(5,337,325)	1,733,716	—	—	(3,603,609)

Earnings (Loss) Per Diluted Share	—	—	(0.23)	0.06	—	—	(0.12)

3ME June 30, 2005
Net Income (Loss)	(1,265,867)	(529,105)	(1,794,972)	446,804	—	—	(1,348,168)
Net Income (Loss) Applicable to Common Stockholders	(1,265,867)	(529,105)	(1,794,972)	446,804	—	—	(1,348,168)

Earnings (Loss) Per Diluted Share	(0.07)	(0.03)	(0.11)	0.02	—	—	(0.05)

6ME June 30, 2005
Net Income (Loss)	(2,296,415)	(1,184,910)	(3,481,325)	1,020,308	—	—	(2,461,017)
Net Income (Loss) Applicable to Common Stockholders	(2,296,415)	(1,184,910)	(3,481,325)	1,020,308	—	—	(2,461,017)

Earnings (Loss) Per Diluted Share	(0.14)	(0.07)	(0.21)	0.04	—	—	(0.10)

3ME March 31, 2005
Net Income (Loss)	(1,030,548)	(655,805)	(1,686,353)	573,504	—	—	(1,112,849)
Net Income (Loss) Applicable to Common Stockholders	(1,030,548)	(655,805)	(1,686,353)	573,504	—	—	(1,112,849)

Earnings (Loss) Per Diluted Share	(0.06)	(0.04)	(0.10)	0.02	—	—	(0.04)

3ME September 30, 2004
Net Income (Loss)	(16,809,938)	7,930,924	(8,879,014)	(8,330,032)	15,115	3,830,430	(13,363,501)
Net Income (Loss) Applicable to Common Stockholders	(16,809,938)	7,930,924	(8,879,014)	(8,330,032)	15,115	3,830,430	(13,363,501)

Earnings (Loss) Per Diluted Share	(1.75)	0.83	(0.90)	(0.45)	0.00	0.21	(0.72)

9ME September 30, 2004
Net Income (Loss)	(17,064,240)	7,636,324	(9,427,916)	(8,330,032)	(103,184)	3,830,430	(14,030,702)
Net Income (Loss) Applicable to Common Stockholders	(17,064,240)	7,636,324	(9,427,916)	(8,330,032)	(103,184)	3,830,430	(14,030,702)

Earnings (Loss) Per Diluted Share	(2.81)	1.28	(1.56)	(0.71)	(0.01)	0.33	(1.20)

3ME June 30, 2004
Net Income (Loss)	(135,819)	(198,850)	(334,669)	—	(78,675)	—	(413,344)
Net Income (Loss) Applicable to Common Stockholders	(135,819)	(198,850)	(334,669)	—	(78,675)	—	(413,344)

Earnings (Loss) Per Diluted Share	(0.03)	(0.05)	(0.08)	—	(0.02)	—	(0.10)

6ME June 30, 2004
Net Income (Loss)	(254,302)	(294,600)	(548,902)	—	(118,299)	—	(667,201)
Net Income (Loss) Applicable to Common Stockholders	(254,302)	(294,600)	(548,902)	—	(118,299)	—	(667,201)

Earnings (Loss) Per Diluted Share	(0.06)	(0.07)	(0.13)	—	(0.03)	—	(0.16)

3ME March 31, 2004
Net Income (Loss)	(118,483)	(95,750)	(214,233)	—	(39,624)	—	(253,857)
Net Income (Loss) Applicable to Common Stockholders	(118,483)	(95,750)	(214,233)	—	(39,624)	—	(253,857)

Earnings (Loss) Per Diluted Share	(0.03)	(0.02)	(0.05)	—	(0.01)	—	(0.06)

	Original Filing of Respective Forms 10-QSB or 8/K	January 2006 Restatement Adjustments	Forms 10-QSB/A Filed January 17, 2006	Accounting for NFS	Allocation of Expenses From Associates	Reclassifications & Other (Options, etc.)	Form 10-KSB/A Filed October 16, 2006

Selected Cash Flow Data
9ME September 30, 2005
Operating Cash Flow	$—	$—	$(3,166,948)	$—	$—	$—	$(3,166,948)
Investing Cash Flow	—	—	(4,247,838)	—	—	—	(4,247,838)
Financing Cash Flow	—	—	(34,106,507)	—	—	—	(34,106,507)
6ME June 30, 2005
Operating Cash Flow	(2,255,592)	—	(2,255,592)	—	—	—	(2,255,592)
Investing Cash Flow	(1,222,222)	—	(1,222,222)	—	—	—	(1,222,222)
Financing Cash Flow	(178,007)	—	(178,007)	—	—	—	(178,007)
3ME March 31, 2005
Operating Cash Flow	(947,324)	—	(947,324)	—	—	—	(947,324)
Investing Cash Flow	(1,208,222)	—	(1,208,222)	—	—	—	(1,208,222)
Financing Cash Flow	(87,344)	—	(87,344)	—	—	—	(87,344)
9ME September 30, 2004
Operating Cash Flow	(779,105)	(171,406)	(950,511)	—	—	162,890	(787,621)
Investing Cash Flow	(673,848)	(866,152)	(1,540,000)	—	—	—	(1,540,000)
Financing Cash Flow	4,460,338	1,037,559	5,497,897	—	—	(162,890)	5,335,007
6ME June 30, 2004
Operating Cash Flow	(224,421)	(395,109)	(619,530)	—	—	(8,751)	(628,281)
Investing Cash Flow	(642,000)	(428,000)	(1,070,000)	—	—	—	(1,070,000)
Financing Cash Flow	866,065	823,109	1,689,174	—	—	8,751	1,697,925
3ME March 31, 2004
Operating Cash Flow	(113,358)	(37,800)	(151,158)	—	—	(57,950)	(209,108)
Investing Cash Flow	—	—	—	—	—	—	—
Financing Cash Flow	112,200	37,800	150,000	—	—	57,950	207,950

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

The following table summarizes the foregoing compensation and Merger-related transactions as they were recorded in the year ended December 31, 2004:

			Income Statement		Balance Sheet
Description	Shares	Fair Value(1)	Expensed		Common Stock	Additional Paid-In Capital	Deficit Accumulated During the Exploratory Stage
BPZ common stock issued to NFS	662,149	$1.48	$979,981	(3)	$979,981	$—	$979,981
BPZ options issued to NFS (for investor relation services)	1,500,000	1.76	2,644,146	(4)	—	2,644,146	2,644,146
BPZ options issued to former CEO (for financial consulting services)(2)	1,000,000	1.20	675,000	(4)	—	675,000	675,000
Assumption of Navidec stock options	1,332,076	3.21	4,275,964	(3)	—	4,275,964	4,275,964
Assumption of Navidec Class A warrants	564,500	0.30	169,350	(3)	—	169,350	169,350
Assumption of Navidec Class B warrants	564,500	0.08	45,160	(3)	—	45,160	45,160
Common stock issued to Navidec shareholders	3,198,368	N/A	—		—	—	—
Total purchase consideration			$8,789,601		$979,981	$7,809,620	$8,789,601

(1)       Fair values per share were rounded to two decimal places for presentation purposes.

(2)      Amounts recorded represent the immediate vesting/expense of 500,000 options ($600,000) and the amortization of the second group of 500,000 options ($75,000) for the three months ended December 31, 2004.

(3)             Items represent total merger costs of $5,470,455 on the Company’s Statement of Operations for the year ended December 31, 2004.

(4)             Items included in stock-based compensation on the Company’s Statement of Operations for the year ended December 31, 2004.

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

As of the end of the period covered by this 2005 Form 10-KSB/A (“Amendment No. 2”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation and the restatements discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

On January 17, 2006, the Company amended its 2004 Annual Report on Form 10-KSB/A and Quarterly Reports on Form 10-QSB/A for the periods ended March 31, 2005 and June 30, 2005. This Amendment No. 2 amends the Company’s 2005 Annual Report on Form 10-KSB filed on March 31, 2006. The deficiencies in our internal controls are related to the failure to properly (i) account for and describe the September 2004 merger with Navidec, Inc.; (ii) value certain options assumed by the Company; (ii) account for the post-merger operations of Navidec Financial Services, Inc.; and (iv) account for expenses incurred on the Company’s behalf by its former parent, BPZ & Associates, Inc., prior to the merger. The Company’s management and Audit Committee have discussed the restatement issues and related internal controls deficiencies with Johnson Miller & Co., CPA’s PC, its independent registered public accounting firm, and we have appropriately recorded and disclosed those items in this Amendment No. 2.

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

Mr. Kelly, the former Chief Executive Officer and a Director of the Company, did not draw any salary from the Company during 2004, including periods prior to and after the consummation of the Merger with Navidec. Prior to the Merger, BPZ-Texas issued 1,683,236 shares of common stock to Mr. Kelly as compensation for financial advisory services in arranging the merger with Navidec, assisting with the private placement, and helping the Company identify potential financing sources. Mr. Kelly also provided certain letter of credit guarantees in favor of the Company. Mr. Kelly is entitled to receive earn-out shares, when and if they are issued, on a proportionate basis with the other pre-Merger shareholders of BPZ-Texas. See “Business and Properties — Navidec Merger Transaction and Note 8 to the December 31, 2004 and 2003 Consolidated Financial Statements, included herein, for further discussion about the earn-out shares.

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

14.1	Code of Ethics for Executive Officers (filed herewith).

16.1	Letter from Hein & Associates, LLP (incorporated by reference to Exhibit 16.1 from Navidec’s Form 8-K filed November 18, 2004).

21.1	Subsidiaries of the Small Business Issuer (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

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

•                    Planning meetings

•                    Private placement memorandum and related pro forma financial statements

•                    Attendance at the annual shareholders’ meeting

(b)            Audit-related fees for 2005 consist of:

•                    Out-of-pocket expenses

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 16, 2006.

BPZ Energy, Inc.

By:	/s/ Manuel Pablo Zuniga-Pflucker
Manuel Pablo Zuniga-Pflucker
President & Chief Executive Officer