Form 10-Q
period 2006-09-30
BPZ ENERGY INC
filed 2006-11-16
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

As of  November 7, 2006, there were 47,352,217 shares of common stock, no par value, outstanding.

PART I

Item 1.  Financial Statements

BPZ Energy, Inc. and Subsidiaries

(An Exploratory Stage Company)

Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$16,692,553	$29,455,130
Value added tax receivable	1,420,763	362,555
Inventory	3,676,251	—
Prepaid and other current assets	1,665,349	507,114
Total current assets	23,454,916	30,324,799

Property, equipment and construction in progress, net	23,101,282	4,365,040
Restricted cash	2,461,934	1,455,953
Investment in Ecuador property, net	1,804,500	1,945,188

Total assets	$50,822,632	$38,090,980

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$549,645	$747,347
Accrued liabilities	3,258,004	470,632
Other liabilities	75,347	70,516

Total current liabilities	3,882,996	1,288,495

Long-term debt	60,258	70,908

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized, none issued and outstanding	—	—
Common stock, no par value, 250,000,000 authorized; 47,350,163 and 40,349,979 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	75,692,862	56,873,641
Additional paid in capital	6,640,925	6,393,411
Deferred stock-based compensation	(1,468,821)	(3,992,172)
Stock subscription receivable	(230,825)	(230,825)
Deficit accumulated during the exploratory stage	(33,754,763)	(22,312,478)

Total stockholders’ equity	46,879,378	36,731,577

Total liabilities and stockholders’ equity	$50,822,632	$38,090,980

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(An Exploratory Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Cumulative
	Amounts from
	August 20, 2001
	(Inception) to	Three Months Ended		Nine Months Ended
	September 30,	September 30,		September 30,
	2006	2006	2005	2006	2005

Revenue	$—	$—	$—	$—	$—

Operating and administrative expenses:

General and administrative	12,991,088	2,373,475	900,136	5,813,311	2,785,122
Stock-based compensation	10,671,530	879,877	526,000	2,229,970	780,270
Geological, geophysical and engineering	2,861,307	638,504	98,854	1,502,211	528,045
Depreciation expense	188,882	63,850	2,998	159,087	5,293

Total operating expenses	26,712,807	3,955,706	1,527,988	9,704,579	4,098,730

Operating loss	(26,712,807)	(3,955,706)	(1,527,988)	(9,704,579)	(4,098,730)

Other income (expense):
Income from investment in Ecuador property, net of amortization	1,599,662	395,217	141,628	983,075	304,057
Interest expense	(107,953)	(27,007)	(388)	(29,845)	(8,355)
Amortization of deferred financing costs	(428,000)	—	(9,652)	—	(67,562)
Registration delay expense	(3,840,933)	(1,191,836)	—	(3,324,966)	—
Interest income	1,154,366	216,525	212,073	644,558	212,073
Merger costs	(5,470,455)	—	—	—	—
Net gain on sale of asset	(150)	(150)	—	(150)	—
Miscellaneous income	51,507	(849)	41,735	(10,378)	54,908

Total other income (expense)	(7,041,956)	(608,100)	385,396	(1,737,706)	495,121

Loss before income taxes	(33,754,763)	(4,563,806)	(1,142,592)	(11,442,285)	(3,603,609)

Income taxes	—	—	—	—	—

Net loss	$(33,754,763)	$(4,563,806)	$(1,142,592)	$(11,442,285)	$(3,603,609)

Basic and diluted net loss per share		$(0.10)	$(0.03)	$(0.26)	$(0.12)

Weighted average common shares outstanding		47,320,202	35,635,687	43,593,613	29,152,437

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(An Exploratory Stage Company)

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2006

(Unaudited)

						Deficit
						Accumulated
			Additional	Deferred	Stock	During the
	Common Stock Issued		Paid-in	Stock-based	Subscription	Exploratory
	Shares	Amount	Capital	Compensation	Receivable	Stage	Total

Balances at December 31, 2005 (Audited)	40,349,979	$56,873,641	$6,393,411	$(3,992,172)	$(230,825)	$(22,312,478)	$36,731,577

Stock-based compensation	10,000	25,000	778,839	251,036	—	—	1,054,875
Exercise of stock options	275,000	882,750	(882,750)	—	—	—	—
Long-term incentive plan	(200,000)	(1,200,000)	102,780	2,272,315	—	—	1,175,095
Common stock sold for cash, net of offering costs	6,152,000	17,335,500	—	—	—	—	17,335,500
Warrants issued in connection with sale of common stock	—	(248,645)	248,645	—	—	—	—
Common stock issued for registration delay	763,184	2,024,616	—	—	—	—	2,024,616

Net loss for the period	—	—	—	—	—	(11,442,285)	(11,442,285)

Balances at September 30, 2006	47,350,163	$75,692,862	$6,640,925	$(1,468,821)	$(230,825)	$(33,754,763)	$46,879,378

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(An Exploratory Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Cumulative
	Amounts from
	August 20, 2001
	(Inception) to	Nine Months Ended
	September 30,	September 30,
	2006	2006	2005

Net loss	$(33,754,763)	$(11,442,285)	$(3,603,609)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	10,671,530	2,229,970	780,270
Stock issued in merger	979,981	—	—
Options assumed in merger	4,490,474	—	—
Stock issued for registration delay expense	2,296,576	2,024,616	—
Depreciation expense	188,882	159,087	5,293
Net gain on the sale of assets	(150)	(150)
Amortization of investment in Ecuador property	320,000	140,688	89,656
Amortization of deferred financing fees	428,000	—	67,562
Expenses paid by affiliate	629,596	—	—
Changes in operating assets and liabilities:
Increase value added tax receivable	(1,420,763)	(1,058,208)	—
Increase in inventory	(3,676,251)	(3,676,251)	—
Increase in prepaid and other current assets	(1,665,349)	(1,158,235)	(504,289)
Increase (decrease) in accounts payable	549,645	(197,702)	(65,592)
Increase in accrued liabilities	2,828,557	2,357,927	41,437
Increase in other liabilities	75,347	4,831	22,324
Net cash used by operating activities	(17,058,688)	(10,615,712)	(3,166,948)

Cash flows from investing activities:
Property, equipment and construction in progress additions	(22,861,569)	(18,466,734)	(2,891,885)
Proceeds from the sale of office equipment	1,000	1,000	—
Restricted cash	(2,461,934)	(1,005,981)	(1,355,953)
Investment in Ecuador property	(1,440,000)	—	—
Net cash used by investing activities	(26,762,503)	(19,471,715)	(4,247,838)

Cash flows from financing activities:
Borrowings	2,226,826	—	—
Repayments of borrowings	(461,039)	(10,650)	(208,986)
Proceeds from exercise of warrants, net	3,868,260	—	2,398,280
Proceeds from sale of common stock, net	54,879,697	17,335,500	31,917,213
Net cash provided by financing activities	60,513,744	17,324,850	34,106,507

Net increase (decrease) in cash and cash equivalents	16,692,553	(12,762,577)	26,691,721
Cash and cash equivalents at beginning of period	—	29,455,130	4,014,191
Cash and cash equivalents at end of period	$16,692,553	$16,692,553	$30,705,912

Supplemental cash flow information:
Cash paid for:
Interest	$107,549	$29,845	$10,968
Non — cash items:
Common stock issued for property interest	$1,112,500	$—	$1,112,500
Warrants issued to private placement agent	573,645	248,645	325,000
Imputed financing costs	428,000	—	—
Conversion of long-term debt to common stock	685,000	—	—
Conversion of notes payable to common stock	1,020,529	—	—
Capital expenditures for property, equipment and construction work in progress included in accrued liabilities	429,445	429,445	—

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(An Exploratory Stage Company)

Notes To Consolidated Financial Statements

September 30, 2006 and 2005

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

On September 10, 2004, BPZ Energy, Inc., a Texas corporation (“BPZ-Texas”), consummated a reverse merger with Navidec, Inc. (“Navidec”) whereby BPZ-Texas became a wholly owned subsidiary of Navidec (the “Merger”).  However, in the Merger, the stockholder group of BPZ-Texas obtained majority ownership and management control of the combined company. The Merger was treated, for accounting purposes, as a capital transaction rather than a business combination.  This is equivalent to the issuance of common stock by BPZ-Texas for the net assets of Navidec, accompanied by a recapitalization.  This accounting treatment is identical to that resulting from a reverse merger under SFAS No. 141, Business Combinations, except that no goodwill or other intangible asset has been recorded. All financial statements presented herein represent the historical financial statements of the accounting acquirer, BPZ-Texas.  Although the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing, as the context may require, to avoid confusion.

The Merger required the transfer of all of the pre-merger business operations, assets and liabilities of Navidec to its wholly owned subsidiary, Navidec Financial Services, Inc. (“NFS”), and the transfer of ownership of NFS to the shareholders of record of Navidec as of September 9, 2004, the day prior to the consummation of the Merger. Accordingly, the pre-merger shareholders of BPZ-Texas were not entitled to receive shares of NFS.  Upon consummation of the Merger, the Company became contractually and irrevocably bound to the spin-off of NFS to such pre-merger shareholders. All legal requirements for the transfer of ownership of NFS have been completed except for registration of the NFS shares with the Securities and Exchange Commission (“SEC”). The Company has no control over the registration process of NFS and cannot predict when, or if, the management of NFS will complete the registration of NFS common shares.  NFS’ results are excluded from the Company’s financial statements for all periods presented.

The Company maintains a registered branch office in Peru.  Currently, BPZ has exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres in northwest Peru.  The Company’s license contracts cover 100% ownership of both Block Z-1 (739,205 acres), which was signed in November 2001 and Block XIX (472,860 acres), which was signed in December 2003. The license contracts provide for an initial exploration period of seven to thirteen years and seven to ten years, respectively and require that we conduct specified activities on the properties during this period.  If the exploration activities are successful, the total contract term may be extended up to 30 years for oil exploration and production and up to 40 years for gas exploration and production.  BPZ has presented all necessary documentation requested by Perupetro in order to become the qualified operator under a license contract for Block XXII (948,000 acres) which BPZ previously held under a Technical Evaluation Agreement and was referred to as Area VI in the Company’s previous filings.  In July 2006 Perupetro officially informed the Company that its proposal for the 248,000 acre Block XXIII, located onshore in northwest Peru between the Company’s Blocks Z-1 and XIX, was the winning bid in Perupetro’s recent tender process.  The Company has presented all necessary documentation to become the qualified operator of this new block under an exploration and production license contract.

BPZ through its wholly owned subsidiary, SMC Ecuador Inc. (a Delaware corporation), and its registered branch in Ecuador, also owns a 10% non-operating working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”).  The license agreement covering the property extends through May 2016.

BPZ is currently in the exploratory stage and to date its activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties, including detailed engineering and design of the power plant and gas processing facilities, refurbishment of one of its offshore platforms, procuring machinery and equipment for a drilling campaign, obtaining all necessary environmental and operating permits, and securing the required capital and financing to complete the current plan of operation. The Company began drilling operations on its first well in September, 2006.  The Company does not anticipate generating significant revenues from its properties prior to the fourth quarter of 2007.

Basis of Presentation

The Company’s unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as they pertain to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods on a basis consistent with the annual audited financial statements.  Except for the restatement described in Note 2 to the Consolidated Financial Statements, all such adjustments are of a normal recurring nature. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The consolidated balance sheet at December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements, as restated.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005 filed on October 16, 2006.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2006 classifications. These reclassifications have no impact on net income.

New Accounting Pronouncements

The following are recent accounting pronouncements affecting the Company’s activities and operations:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 – Fair Value Measurement.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No.157 does not require any new fair value measurements. However, for some entities, the application of this SFAS 157 No. 157 will change current practice.  The definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  The provisions of this Statement will be effective for financial statement issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

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

The Company adopted SFAS 123(R) using the modified prospective application method and, accordingly, no prior periods have been restated as a result of the adoption of this pronouncement. Under this method, compensation cost recognized during the three and nine months ended September 30, 2006 included: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all stock-based payments granted after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.   The Company’s forfeiture estimates were not changed as a result of adopting SFAS 123(R).

The following table summarizes stock-based compensation costs recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 and under SFAS 123 for three and nine months ended September 30, 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Employee stock—based compensation costs	$820,772	$368,500	$1,980,280	$368,500
Non-employee stock-based compensation	59,105	157,500	249,690	411,770
	$879,877	$526,000	$2,229,970	$780,270

See Note 9 to the Consolidated Financial Statements, included in this filing, for detailed discussion regarding the Company’s employee long-term incentive compensation plan and stock-based payments to non-employees.

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

A summary of the Company’s restricted stock award activity and related information is presented below:

		Weighted—
	Number of	Average
	Restricted	Fair Value
	Shares	Per Share
Non-vested balance at December 31, 2005	1,130,000	$4.40
Granted	100,000	3.44
Vested	(345,000)	4.40
Forfeited	(300,000)	4.40
Non-vested balance at September 30, 2006	585,000	$4.24

As of September 30, 2006, there was $1.7 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.5 years.

No performance shares were outstanding as of September 30, 2006.

Stock Options

Incentive and non-qualified stock options issued to directors, officers, employees and consultants are issued at an exercise price equal to the fair market value of the stock at the date of grant.  The majority of the Company’s stock options vest pro-rata over two years from the grant date and generally expire ten years from the date of grant.  Compensation cost related to stock options is recognized on a straight-line basis over the vesting or service period and is net of forfeitures.

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for options granted during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, no options were granted by the Company. The expected life of the options represents the period of time the options are expected to be outstanding. For the nine months ended September 30, 2006, the expected term of options granted was derived based on a weighting between (a) the Company’s historical exercise and forfeiture activity and (b) the average midpoint between vesting and the contractual term. In the future, as information regarding post-vesting termination becomes more accessible, the Company may change the method of deriving the expected term. This change could impact the fair value of options granted in the future. The Company expects to refine the method of deriving the expected term no later than January 1, 2008.  For the nine months ended September 30, 2006, our expected volatility is based on the historical volatility of our stock for a period approximating the expected life.  The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted. The dividend yield is based on our history of dividend payouts.

2006
Expected life (years)	6
Risk-free interest rate	4.9%
Volatility	69.5%
Dividend yield	0%
Weighted-average fair value per share at grant date	$3.36

A summary of our stock option activity and related information is presented below (in thousands, except per option prices):

		Weighted—
		Average
	Number of	Exercise Price
	Options	Per Option
Non-vested balance at December 31, 2005	500,000	$1.30
Granted	1,480,000	3.36
Vested	—	—
Non-vested balance at September 30, 2006	1,980,000	$2.84

No options were exercised during the nine months ended September 30, 2006. As of September 30, 2006, there was $2.6 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1.6 years.

Pursuant to a Settlement Agreement and Mutual Release entered into on May 19, 2006 between the Company, Mr. McKowen and NFS, the vesting period related to the 500,000 nonvested options outstanding as of December 31, 2005, which remained unvested and outstanding as of September 30, 2006, was extended from September 10, 2006 to one year following the effective date of the registration with the SEC of the shares NFS received in the Merger with Navidec, which as of the date of this filing, have not yet been registered.  The extension of the vesting period did not result in a revaluation of these options, as the number of options that the Company expects to vest did not change as a result of the modification.

The following table summarizes information about stock options outstanding as of September 30, 2006:

	Outstanding		Exercisable

		Weighted-
		Average		Weighted-
		Remaining		Average
	Number of	Contractual	Number of	Exercise Price
Range of Exercise Prices	Options	Life	Options	Per Option
		(In years)
1.30	1,000,000	7.9	500,000	$1.30
2.00	1,225,000	7.9	1,225,000	2.00
3.20	580,000	9.5	—	—
3.35	750,000	9.7	—	—
4.00	150,000	9.8	—	—
Total(1)	3,705,000	8.6	1,725,000	$1.80

(1)    378,652 outstanding options have been excluded from this total as they relate to options assumed in the Company’s Merger with Navidec. These options have no impact on earnings. See Note 9 “Stock Options Outstanding’’ for further information.

The aggregate intrinsic value of stock options outstanding at September 30, 2006 was $8.3 million, of which $6.5 million relates to awards vested and exercisable and $1.8 million relates to awards expected to vest. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of September 29, 2006 exceeds the exercise price of the option.

Warrants

As of September 30, 2006, the Company had 250,000 warrants outstanding.  For their role as placement agent, in connection with the private placement of 11,466,000 shares of common stock in July 2005, Morgan Keegan & Company, Inc. received fully vested warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share. Such warrants expire on July 19, 2010. These warrants were valued at $325,000 using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs.  Additionally, for their financial advisory services, in connection with the private placement of 4,482,000 shares of common stock in June 2006, Morgan Keegan & Company, Inc., received fully vested warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.00 per share. Such warrants expire on June 30, 2011. These warrants were valued at $248,645 using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs.

All warrants issued were valued using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs.  The following table presents the weighted-average assumptions used in the option pricing model for options granted during the nine months ended September 30, 2006 and 2005.  The same methodologies applied to determine the assumptions used to value the options noted above were also used in valuing the warrants issued to Morgan Keegan & Company.

	2006	2005
Expected life (years)	1.6	1.9
Risk-free interest rate	4.9%	2.50%
Volatility	64.7%	76.12%
Dividend yield	0%	0%
Weighted-average fair value per share at grant date	$1.66	$3.25

No warrants were exercised during the nine months ended September 30, 2006.

Note 2 — October 2006 Restatement

The previously issued consolidated financial statements of the Company as of December 31, 2005 and for the three and nine month periods ended September 30, 2005 have been restated in the Company’s 10 KSB/A filed on October 16, 2006, in connection with the issues described below:

•                  with respect to the merger with Navidec, Inc., the description of the accounting and the valuation of certain Navidec options assumed by the Company;

•                  the accounting for the post-merger operations of Navidec Financial Services, Inc.; and

•                  the accounting for expenses incurred on the Company’s behalf by its former parent, BPZ & Associates, Inc. (“Associates”) prior to the merger with Navidec.

The Navidec Merger

The Company’s description of the transaction was revised to clarify that the merger is considered, from an accounting perspective to be in substance, a capital transaction rather than a business combination.  On July 8, 2004, Navidec and BPZ-Texas entered into a Merger Agreement (the “Merger Agreement”) providing for the acquisition of BPZ-Texas by Navidec in a transaction intended to qualify as a tax free share exchange (the “Merger”).  The Merger was consummated on September 10, 2004. The Company changed its name from Navidec, Inc. to BPZ Energy, Inc. on February 4, 2005.  Although the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing, as the context may require, to avoid confusion.

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

The Company’s historical financial statements prior to the acquisition became those of BPZ-Texas (accounting acquirer). Operations prior to the Merger are those of BPZ-Texas and earnings per share for periods prior to the Merger are restated to reflect the number of equivalent shares received by BPZ-Texas, with the historical stockholders’ equity of BPZ-Texas prior to the Merger being retroactively restated (a recapitalization) to reflect the equivalent number of shares received in the Merger by BPZ-Texas and the capital structure (the number and type of shares issued) of Navidec (the legal acquirer). Accordingly, all financial statements included herein or incorporated by reference reflect the acquisition by BPZ-Texas of the net assets of Navidec and the recapitalization of BPZ-Texas’ common stock based on the exchange ratio provided in the Merger Agreement.

Navidec Options

The Company also restated its consolidated financial statements to reflect a change in the valuation of the options to purchase 1,332,076 shares of Navidec common stock assumed by the Company in the Merger with Navidec.  All shares underlying such options are issuable as common stock of the Company.  The proceeds from the exercise of the assumed options must be remitted to NFS pursuant to the Merger Agreement.  Accordingly, the Company believes that $0.00 should be the exercise price input in the Black-Scholes Model used to value these instruments.  In its prior restatement on Form 8-K/A filed January 17, 2006, the Company used the stated exercise price (weighted average) per the respective option agreements.  The fair value of these options was determined to be $3.21 (compared to $1.48 in the Company’s prior restatement) based on the exercise price noted and the market price of the underlying common stock on the date of grant, among other Black-Scholes inputs.

Operations of NFS

The Company also restated its consolidated financial statements to exclude the operations of NFS for all periods presented.  The Merger Agreement provided that all of the pre-merger business operations, assets and liabilities of Navidec would be transferred to a wholly-owned subsidiary, NFS, followed by the transfer of ownership of NFS to the pre-merger shareholders of record as of September 9, 2004, the day prior to the consummation of the Merger.  The Company previously concluded in its 2004 Form 10-KSB/A filed on January 17, 2006 that it was the record owner of NFS shares, but that any ownership was at most temporary, and restated its consolidated financial statements to account for NFS on the equity method until such time as the final distribution of NFS shares to the pre-merger shareholders had been completed in all respects.  The Company subsequently learned through discovery performed with respect to an action the Company filed against NFS in District Court, Arapahoe County, Colorado (the “Court”) that new share certificates of NFS were issued in the names of the shareholders of the pre-merger Navidec effective September 9, 2004 and no NFS certificates were ever issued to the Company.  Further, a Findings of Fact and Conclusions of Law (the “Order”) issued by the Court determined that the

Company was not a shareholder of NFS at any time after September 9, 2004.  Based on these findings, the Company has concluded it should not account for the post-Merger operations of NFS in the Company’s consolidated financial statements.

Allocation of Costs Incurred by Associates

The Company also restated its consolidated financial statements as a result of a change in the methodology used to allocate certain costs from Associates, its former parent.  The Company has identified costs incurred by Associates in support of BPZ-Texas’ activities from BPZ-Texas’ inception in August 2001 until the merger with Navidec on September 10, 2004. Specific costs incurred by Associates on behalf of BPZ-Texas have been included in BPZ-Texas’ financial statements. Additionally, all of Associates’ costs on BPZ-Texas’ projects in excess of third party reimbursements have been included in BPZ-Texas’s financial statements in an effort to reflect all the costs of doing business.  The Company believes its allocation methodology is reasonable.

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

The effects of the restatement and any reclassification on the unaudited consolidated statement of operations for the nine and three months ended September 30, 2005 were as follows:

	Nine Months Ended September 30, 2005			Three Months Ended September 30, 2005
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Revenue	$—	$—	$—	$—	$—	$—

Operating and administrative expenses:
General and administrative	2,785,122	—	2,785,122	900,136	—	900,136
Stock-based compensation	780,270	—	780,270	526,000	—	526,000
Geological, geophysical and engineering	528,045	—	528,045	98,854	—	98,854
Depreciation expense	5,293	—	5,293	2,998	—	2,998
Total operating expenses	4,098,730	—	4,098,730	1,527,988	—	1,527,988
Operating loss	(4,098,730)	—	(4,098,730)	(1,527,988)	—	(1,527,988)

Other income (expense):
Income from investment in Ecuador	304,057	—	304,057	141,628	—	141,628
Equity in loss of NFS	(1,733,717)	1,733,717	—	(762,823)	762,823	—
Loss on issuance of equity securities by NFS	—	—	—	49,414	(49,414)	—
Interest expense	(8,355)	—	(8,355)	(388)	—	(388)
Amortization of deferred financing costs	(67,562)	—	(67,562)	(9,652)	—	(9,652)
Interest income	212,073	—	212,073	212,073	—	212,073
Miscellaneous income	54,908	—	54,908	41,735	—	41,735
Total other income (expense)	(1,238,596)	1,733,717	495,121	(328,013)	713,409	385,396

Loss before income taxes	(5,337,326)	1,733,717	(3,603,609)	(1,856,001)	713,409	(1,142,592)

Income taxes	—	—	—	—	—	—
Net loss	$(5,337,326)	$1,733,717	$(3,603,609)	$(1,856,001)	$713,409	$(1,142,592)

Basic and diluted net loss per share	$(0.23)	$0.06	$(0.12)	$(0.05)	$0.02	$(0.03)

Weighted average common shares outstanding	22,737,131	6,415,306	29,152,437	35,169,900	465,787	35,635,687

The effects of the restatement and any reclassification on the unaudited consolidated statement of cash flows for the nine months ended September 30, 2005 were as follows:

	For Nine Months Ended September 30, 2005
	As Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss	$(5,337,326)	$1,733,717	$(3,603,609)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	780,270	—	780,270
Depreciation expense	5,293	—	5,293
Amortization of investment in Ecuador property	89,656	—	89,656
Amortization of deferred financing fees	67,562	—	67,562
Equity in loss of Navidec Financial Services	1,733,717	(1,733,717)	—
Changes in operating assets and liabilities:
Increase in prepaid and other current assets	(504,289)	—	(504,289)
Decrease in accounts payable	(65,592)	—	(65,592)
Decrease in accrued liabilities	41,437	—	41,437
Increase in other liabilities	22,324	—	22,324
Net cash used by operating activities	(3,166,948)	—	(3,166,948)

Cash flows from investing activities:
Property and equipment additions	(2,891,885)	—	(2,891,885)
Restricted cash	(1,355,953)	—	(1,355,953)
Net cash used by investing activities	(4,247,838)	—	(4,247,838)

Cash flows from financing activities:
Borrowings	(208,986)	—	(208,986)
Repayments of borrowings	2,398,280	—	2,398,280
Proceeds from exercise of warrants, net	31,917,213	—	31,917,213
Proceeds from sale of common stock, net	34,106,507	—	34,106,507

Net decrease in cash and cash equivalents	26,691,721	—	26,691,721
Cash and cash equivalents at beginning of period	4,014,191	—	4,014,191
Cash and cash equivalents at end of period	$30,705,912	$—	$30,705,912

Note 3 — Value Added Tax Receivable

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 19%. Peru currently has an early recovery system for exploration companies. Under this regime, IGV paid on the acquisition of goods and services used directly in hydrocarbon exploration activities can be recovered without having to wait until a commercial discovery takes place or production begins. The Company has applied for early recovery of IGV paid since it does not anticipate first sales of power to the Peruvian power market until 2007.  During the third quarter of 2006 the Company received a refund of approximately $1.5 million under the IGV early recovery program.  The Company’s value added tax receivable balance as of September 30, 2006 was $1,420,763.

Note 4 — Inventories

Inventories consist primarily of tubular goods and spare parts for production equipment, stated at the lower of cost or market.

Note 5 — Prepaid and Other Current Assets

Below is a summary of prepaid and other current assets as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

Prepaid expenses and other	$1,549,778	$270,903
Deposits	67,380	181,347
Interest receivable	48,191	54,864
Prepaid and other current assets	$1,665,349	$507,114

Prepaid expenses and other consist primarily of insurance premiums related to the Company’s operations.

Note 6 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

Construction in progress:
Power plant and related equipment	$2,793,275	$2,252,413
Platforms and wells	11,449,412	1,190,707
Pipelines and processing facilities	1,669,470	512,357
Barge and related equipment	6,487,080	—
Office equipment, leasehold improvements, and vehicles	890,078	439,359
Accumulated depreciation and amortization	(188,033)	(29,796)
Net property, equipment and construction in progress	$23,101,282	$4,365,040

As of September 30, 2006, the Company incurred costs associated with its development initiatives for the exploration and production of natural gas reserves and the complementary development of proprietary gas-fired power generation for sale in Peru.  The costs relate to the initial engineering design work for the power plant, gas processing facility and pipelines, modernization and refurbishment costs of the platform tender assist drilling rig, and acquisition and refurbishment of one of the Company’s offshore platforms located in Block Z-1, as well as the purchase of a deck barge and related equipment. In addition, during the third quarter 2006, approximately $275,000 has been incurred for recovery and temporary repairs to the deck barge resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform. See Note 10 to the Consolidated Financial Statements included in this filing, for additional discussion regarding the barge incident. The Company also incurred costs for office equipment and leasehold improvements for its offices in Houston, Peru and Ecuador as well as for vehicles used in its Peruvian operations.

Note 7 — Restricted Cash and Performance Bonds

In connection with its properties in Peru, the Company has obtained three performance bonds totaling $2,650,000 to guarantee certain obligations and commitments.  As of September 30, 2006, BPZ had restricted cash deposits of $2,461,934 ($11,934 represents interest earned), which collateralizes the performance bonds.  In addition to the cash collateral posted by BPZ, an individual shareholder of the Company provided a guarantee in the amount of $200,000 to the financial institution that issued one of the bonds to secure the Company’s performance.  The performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or agreement.

Note 8 — Investment in Ecuador Property

The Company has an investment in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1,804,500 and $1,945,188 as of September 30, 2006 and December 31, 2005, respectively.  The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense.  Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  Accordingly, the Company recorded amortization expense of $46,896 and $140,688 for the three and nine months ended September 30, 2006, respectively, compared to $46,896 and $89,656 in the comparable periods of 2005.

Note 9 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock, no par value and 250,000,000 shares of common stock, no par value, authorized for issuance.

Private Placements of Common Stock

On July 19, 2005, the Company completed a private placement of 11,466,000 shares of common stock, no par value, pursuant to a Stock Purchase Agreement.  The common stock was priced at $3.00 per share, resulting in net proceeds to the Company of $31,917,214.  In connection with the private placement, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days from July 19, 2005. The Registration Statement was not declared effective by the required date and the Company became liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $343,980, for each thirty day period until the Registration Statement is declared effective by the SEC. Certain of the private placement investors, totaling 76% of the aggregate investment, have agreed to accept common stock in lieu of cash.  Accordingly, 262,471 and 689,550 shares of common stock were issued during the three and nine months ended September 30, 2006, respectively to those certain investors for liquidated damages.

On March 10, 2006 the Company completed a private placement of 1,670,000 shares of common stock, no par value, to four institutional and accredited investors pursuant to a Stock Purchase Agreement. The common stock was priced at $3.00 per share resulting in proceeds to the Company of $5,010,000.  In connection with the private placement, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 within sixty days, and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days, from March 8, 2006.  The Registration Statement was not filed or declared effective by the required dates and the Company became liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $50,100, for each thirty day period until the Registration Statement is declared effective by the SEC. These liquidated damages are payable, at the sole discretion of the Company, by cash or by the issuance of Company common stock.  Accordingly, 51,123 shares and 73,634 shares of common stock were issued during the three and nine months ended September 30, 2006, respectively, to those investors for liquidated damages.

On June 30, 2006, the Company completed a private placement of common stock for proceeds of $12,325,500 which were received in July 2006.  The Company sold 4,482,000 shares to eight institutional and accredited investors at a price of $2.75 per share.  There were no warrants or dilutive securities issued to the investors in connection with the offering.  The offering was placed directly by the Company and there were no placement fees.  The Company did, however, issue warrants to purchase 150,000 shares of the Company’s common stock to Morgan Keegan & Company, Inc. in consideration for their financial advisory services relating to the private placement.  In connection with the private placement, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than 150 days after June 30, 2006.

On November 8, 2006, the SEC declared effective the Registration Statement on Form S-1 covering the common shares issued in connection with the July 19, 2005, March 10, 2006, and June 30, 2006, private placements.  As a result, the Company is no longer subject to the liquidated damages described above.

Stock Subscription Receivable

During 2004, the Company issued 236,528 shares to an individual investor for $119,175 of cash proceeds and a subscription receivable of $230,825.  On behalf of the Company, the investor has pledged assets to a Peruvian bank in the amount off $200,000, which pledge partially secures one of the Company’s performance bonds.  The subscription receivable is due at such time as the Company obtains its own performance bond to replace the one posted by the investor or until the performance bond is no longer required.

Potentially Dilutive Securities

In addition to its shares issued and outstanding, the Company has the following potentially dilutive securities as of September 30, 2006 and December 31, 2005.  None of these potentially dilutive shares have been included in the calculation of earnings per share as the effect would be anti-dilutive.

	September 30,	December 31,
	2006	2005
Stock options outstanding	4,083,652	2,878,652
Warrants outstanding	250,000	100,000
Shares issuable to consultant for services	—	10,000
Contingent incentive earn-out shares	260,000	485,000
Contingent Merger earn-out shares	9,000,000	9,000,000

Total potentially dilutive securities	13,593,652	12,473,652

Shares available for grant pursuant to Long-Term Incentive Compensation Plan	1,600,000	2,880,000

Stock Options Outstanding

In connection with the Merger, BPZ, as the accounting acquirer, assumed all Navidec stock options outstanding, which were fully vested on the date of the Merger and expire on September 10, 2007.  Exercise prices on these stock options range from $1.30 to $1.93 per share.  Under the terms of the Merger agreement, NFS is entitled to receive all proceeds from the exercise of these options.  As of December 31, 2005, there were 653,652 Navidec stock options were outstanding.  During the nine month period ended September 30, 2006, 275,000 Navidec stock options were exercised and 378,652 stock options remain outstanding.

In connection with the Merger, BPZ also issued options to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share to NFS. Such options were due to expire on July 31, 2006. However, on May 19, 2006, the Company entered into a Settlement Agreement and Mutual Release (the “ Settlement Agreement”) by and among the Company, NFS and John McKowen, the Chief Executive Officer of NFS and former Chief Executive Officer and Director of the Company (collectively, the “Parties”).  Among other things, the agreement extended the vesting period for NFS’s options. The Company agreed to extend the date for vesting in the remaining stock options from July 31, 2006, to one year following the effective date of the registration with the SEC of the shares NFS received in the Merger with Navidec, which as of the date of this filing, have not yet been registered.  Subsequent to the Merger, NFS conveyed 540,000 of such options to third parties. During 2005, 275,000 options had been exercised, resulting in net proceeds to the Company of $550,000. As of September 30, 2006 1,225,000 of such options remained outstanding, of which 810,000 were held by NFS.

Additionally, the Company granted options to purchase 1,000,000 shares of common stock at an exercise price of $1.30 per share to the former CEO of Navidec in connection with his service as a director and financial consultant to the Company.  On the date of the Merger, 500,000 of such stock options became fully vested.  Vesting of the remaining 500,000 stock options is contingent upon the receipt of additional investment proceeds totaling $6 million, including proceeds from the exercise of outstanding warrants.  Under the Settlement Agreement, among other things, the Company agreed to extend the date for vesting in the remaining 500,000 stock options from September 10, 2006, to one year following the effective date of the registration with the SEC of the shares NFS received in the Merger with Navidec, which as of the date of this filing, have not yet been registered.  The Company further agreed that as of the date hereof, Mr. McKowen has raised $5,935,000 towards the required $6,000,000, mentioned above, as a condition for fully vesting of the additional 500,000 options.  These stock options, when vested, will expire 10 years from the date of grant. They were recorded at a fair value of $1.20 per share using the Black-Scholes model. The unvested options are being amortized over the original 24-month vesting period at the rate of $25,000 per month unless the Company concludes such options are no longer probable of vesting.

As of September 30, 2006, 1,480,000 stock options have been granted under the Company’s 2005 Long-Term Incentive Plan. Options generally vest over a 2 – 3 year period. The exercise price of the options can not be less than the fair market value per share of the Company’s common stock on the grant date.  These stock options, when vested, will expire 10 years from the date of grant. They were recorded at a weighted average fair value of $2.22 per share using the Black-Scholes model. The unvested options are being amortized over a weighted average vesting period of 1.6 years.  None of these options have vested as of September 30, 2006.

All of the above stock options were recorded at fair market value.  Accordingly, no disclosure of pro forma results of operations under SFAS 123(R) is required.

Warrants Outstanding

For their role as placement agent, in connection with the private placement of 11,466,000 shares of common stock in July 2005, Morgan Keegan & Company, Inc. received fully vested warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share. Such warrants expire on July 19, 2010. These warrants were valued at $325,000 using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs.

Additionally, for their financial advisory services, in connection with the private placement of 4,482,000 shares of common stock in June 2006, Morgan Keegan & Company, Inc., received fully vested warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.00 per share. Such warrants expire on June 30, 2011. These warrants were valued at $248,645 using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs.

Contingent Incentive Earn-Out Shares

During 2005, the Company’s Board of Directors awarded a total of 485,000 shares of incentive stock awards to three of the Company’s officers. The incentive stock awards vest and the earn-out shares are issuable once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007, the same target applicable to the Merger earn-out shares (see below). The total future stock-based compensation expense associated with these contingent incentive stock awards is $2,134,000 of which $559,862 and $441,517 correspond to the nine months ending September 30, 2006 and twelve months ending December 31, 2005, respectively. Since the Company has not yet obtained a firm financing commitment for its gas-to-power project, the Company does not consider the achievement of this target to be probable for accounting purposes and is not currently accruing the associated stock-based compensation expense.  However, one of the Company’s officers resigned from the Company and its subsidiaries effective June 15, 2006, and as a result 225,000 of the unvested contingent incentive stock awards, representing $990,000 of future possible compensation expense, were forfeited.

Merger Earn-Out Shares

Under the terms of the Merger Agreement, the Company committed to issue 18,000,000 shares to the former shareholders of BPZ-Texas on a contingent earn-out basis if the Company achieves certain reserve and production goals. The first earn-out target relating to reserves was achieved in December 2004 and 9,000,000 of the earn-out shares were issued. The remaining 9,000,000 earn-out shares are issuable once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007.

For accounting purposes, the earn-out arrangement is treated as a stock dividend because the earn-out is payable to the shareholders of the accounting acquirer, BPZ-Texas. Accordingly, except for a retroactive increase in the number of common shares outstanding for all periods presented, no accounting entry is required upon the issuance of the earn-out shares.

Long-Term Incentive Compensation Plan

The BPZ Energy, Inc. 2005 Long-Term Incentive Compensation Plan (the “LTIP” or “Plan”) permits the Board of Directors to award eligible employees, directors and consultants with incentive-based and non-incentive-based compensation. The maximum number of shares of stock of the Company that may be subject to incentives under the Plan, including without limitation incentive options, is 4,000,000 shares, and such shares shall be reserved at all times until issued under the Plan. Of such amount, no more than 1,600,000 shares in the aggregate shall be eligible for the issuance of performance shares, stock grants, restricted stock grants and other stock-based incentives. The LTIP will be administered and managed within the discretion of compensation committee of the Company or, in the absence of such committee, by the Board of Directors. Incentives under the LTIP may be granted to eligible employees, directors or consultants in any one or a combination of incentive options, non-statutory stock options, stock appreciation rights, restricted stock grants, stock grants and performance shares. As of September 30, 2006, there were 1,600,000 shares available to be granted by the Company under the LTIP.

Note 10 — Commitments and Contingencies

Barge Incident

In early August 2006, the Company incurred an operational delay of approximately three weeks resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform. No injuries were sustained by any of the Company’s staff, nor to any of the tug boat operator’s crew members. The BPZ-01 is a U.S. flagged vessel and as such was inspected after the incident by the U.S. Coast Guard, to its satisfaction. The barge resumed normal operations immediately thereafter. Based upon information currently available, the Company estimates that total expenditures related to this incident will be approximately $1.1 million. As of September 30, 2006, approximately $275,000 has been incurred for barge recovery and temporary repairs to the vessel.  In addition, the Company expects to incur approximately $400,000 in permanent repairs to the barge and approximately $425,000 of consequential damages, primarily stand-by charges.  As of the date of this filing, the Company has not presented a final claim to its insurance carrier for the barge repairs and is negotiating a settlement agreement with the third party involved in the accident for recovery of any damages not covered through its insurance.  The Company believes the majority of the costs associated with this incident will be reimbursed through insurance or through a third party. No assurances can be given, however, that any such recoveries will be sufficient to cover all costs associated with this incident or to the timing of any such recoveries. This incident is not expected to have a material impact on the Company’s operations or business plan.

Transfer of NFS

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

Although the Company regards the possibility of liability resulting from the transfer of NFS as remote, the Company does recognize the risk of such liability, and therefore cautions current and prospective Company shareholders of such risk.

Peru Properties

The Company has various obligations and commitments in connection with its properties in Peru. In connection with its Block Z-1 property, the Company posted a $1,300,000 performance bond in January 2005. To satisfy its current performance obligation under the second exploration phase of the Block Z-1 license agreement, the Company must drill at least one well or acquire a specified amount of seismic data prior to July 2007. The Company is in the process of satisfying  its obligation by drilling a well which is currently budgeted to cost approximately $6,000,000. In addition, in connection with its Block XIX property, the Company posted a $350,000 performance bond in August 2005. To satisfy its current performance obligation under the second exploration phase of the Block XIX license agreement, which began in August 2005 and will last for 24 months, the Company plans to shoot approximately 100 kilometers of 2-D seismic data during the first half of 2007 which is budgeted to cost approximately $2 million.  In addition, based on the results of the seismic data, the Company plans to prepare an integrated geological, geochemical and reservoir engineering evaluation of hydrocarbon prospects to define the subsequent wildcat drilling.

The Company acquired four offshore platforms in connection with its Block Z-1 property. The Company recently completed the refurbishment of one of the offshore platforms and intends to maintain all of such platforms for use throughout the life of the Block Z-1 contract. These platforms revert back to the Government of Peru at the end of the contract, provided they are in good working condition, with no further obligation to the company to dismantle or remove them. The Company and its legal advisors have reviewed Peruvian law and existing regulations from the Peruvian Ministry of Energy and Mines in conjunction with the requirements of FAS 143 “Accounting for Asset Retirement Obligations” (“ARO”) as it applies to tangible long lived assets and their future retirement and dismantlement. The Company has concluded there is no legal obligation to dismantle the platforms, as defined in FAS 143, and therefore recognition of an ARO is not required. Accordingly, no such provision is reflected in the accompanying consolidated financial statements. If, however, current laws or regulations were changed or the platforms were no longer in good working order, the Company could be obligated to dismantle and remove them. The current estimated cost to dismantle an offshore platform is estimated to be approximately $2 million, depending upon the condition of the platform and the depth of the water.

In December 2005, the Company signed a drilling contract with Petrex S.A., a subsidiary of Saipem SpA of Italy. Under the contract, Petrex S.A. will provide a platform rig capable of drilling to 16,000 feet and upgrade the rig to meet the Company’s specifications. The Company intends to utilize the rig for the initial development of the Corvina gas field and may also utilize it for the expected development of the Albacora oil field, and potential appraisal wells in the Piedra Redonda gas field. The Company has agreed to pay a $5.5 million fee to mobilize and upgrade the rig. In exchange, the Company will receive a competitive fixed day rate and exclusive rights to use the rig, at its option, during the two-year period commencing in September, 2006.

In December 2005, the Company notified Perupetro that it had decided to exercise its exclusive option to convert its Technical Evaluation Agreement on Area VI, into a license contract.  The new area has been renamed as Block XXII consisting of approximately 948,000 acres and will encompass a significant portion of the Lancones basin.  In connection with this block, after the license contract has been signed, the Company will be required to post a performance bond to guarantee certain obligations and commitments. However, negotiations on the terms of the license contract are still underway and the Company has not been officially awarded the license contract.  Accordingly, the Company does not have sufficient information to determine the timing, nor estimate the value of the performance bond to be posted in connection with this property.

In July 2006, Perupetro informed the Company that its proposal for Block XXIII, which consists of approximately 248,000 acres and is located onshore in northwest Peru between the Company’s Blocks Z-1 and XIX, was the winning bid in the tender process.  The Company is in the process of presenting all necessary documentation to become the qualified operator of this new block and will then begin negotiation of the exploration and production license contract. The Company’s proposal covers only the exploration period and commits the Company to drill a certain number of wells, acquire certain amount of either 2-D or 3-D seismic data and prepare an integrated geological, geochemical and reservoir engineering evaluation of the hydrocarbon prospects in the block.  In connection with this block, after the license contract has been signed, the Company will be required to post a performance bond to guarantee certain obligations and commitments. However, the Company has not been officially awarded the license contract and does not have sufficient information to determine the timing, nor estimate the value of the performance bond to be posted in connection with this property.

Financing Activities

On May 27, 2005, BPZ signed a Mandate Letter with the International Finance Corporation (“IFC”), a member of the World Bank Group based in Washington, D.C., to facilitate the financing of the Company’s initial capital expenditure program in Block Z-1 in northwest Peru. On November 1, 2005, an amendment was signed extending the original term of the Mandate Letter from December 31, 2005 to August 31, 2006. On August 29, 2006, an amendment was signed extending the original term of the Mandate Letter from August 31, 2006 to November 30, 2006. The Mandate Letter specifies that IFC will appraise BPZ’s project in Peru to determine the feasibility and structure of a potential financing transaction. Any IFC investment will depend on the project and the Company meeting IFC’s financing criteria, the overall financing plan being acceptable to IFC, approval of the investment by management and the Board of IFC, and the execution of all appropriate documentation, in form and substance satisfactory to IFC. As part of the Mandate, BPZ agreed to pay total fees of $285,000 during the appraisal period and customary expenses. As of September 30, 2006, $85,000 of fees and approximately $71,900 of reimbursable out-of-pocket expenses had been incurred.

In connection with the July 19, 2005 private placement of 11,466,000 common shares, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days from July 19, 2005. The Registration Statement was not declared effective by the required date and the Company became liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $343,980, for each thirty day period until the Registration Statement is declared effective by the SEC. Certain of the private placement investors, totaling 79% of the aggregate private placement investment, agreed to accept common stock in lieu of cash for a maximum period of 90 days. The 90-day period ended on February 14, 2006 and the Company began paying the full amount of liquidating damages in cash.  A new agreement was entered into on April, 17 2006 with certain private placement investors, totaling 76% of the aggregate  private placement investment to accept common stock in lieu of cash until the Registration Statement on Form S-1 is declared effective by the SEC. As of September 30, 2006, the Company’s Registration Statement on Form S-1 had not been declared effective by the SEC and Company continued to be liable to the investors for the aforementioned liquidated damages.  On November 8, 2006, the SEC declared effective the Registration Statement on Form S-1 covering the common shares issued in connection with the July 19, 2005, March 10, 2006, and June 30, 2006, private placements.  As a result, the Company is no longer subject to the liquidated damages described above.

In connection with the March 10, 2006 private placement of 1,670,000 common shares, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days, from March 8, 2006.  The Registration Statement was not declared effective by the required date and the Company became liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $50,100, for each thirty day period until the Registration Statement is declared effective by the SEC.  Such liquidated damages are payable in common stock or cash at the Company’s discretion.  As of September 30, 2006, the Company’s Registration Statement on Form S-1 had not been declared effective by the SEC and Company continued to be liable to the investors for the aforementioned liquidated damages.  On November 8, 2006, the SEC declared effective the Registration Statement on Form S-1 covering the common shares issued in connection with the July 19, 2005, March 10, 2006, and June 30, 2006, private placements.  As a result, the Company is no longer subject to the liquidated damages described above.

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

In December 2004, the Company received notice that the SEC had issued an Order Directing a Private Investigation and Designating Officers to Take Testimony and would be conducting a formal investigation. BPZ has cooperated fully with the SEC in this matter. As of December 31, 2005, a total of approximately $50,000, primarily in legal fees, had been incurred in connection with the SEC investigation. Pursuant to the Merger Agreement, the Company has been indemnified by NFS for the costs of the SEC investigation and NFS has borne the costs incurred to date. BPZ is not aware of additional actions, if any, the SEC intends to pursue in this matter, but no assurance can be given that the investigation will be resolved without negative consequences to the Company.

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

The Merger Agreement provided that the transfer of all of the pre-merger business operations, assets and liabilities to NFS was effective as of September 9, 2004. Accordingly, the Company originally believed that it had no continuing ownership of NFS and, therefore, did not account for the post-merger operations of NFS in the presentation of its financial statements. After receipt of comments from the SEC in connection with its review of the Company’s registration statement on Form SB-2 originally filed on July 27, 2005 and further review of this issue, the Company concluded it was the record, but not beneficial, owner of NFS shares, and that any ownership interest was at most temporary. The Company therefore decided to restate its financial statements to more accurately reflect the impact of its temporary ownership of NFS on the equity method. However, the SEC continued to comment on the accounting presentation of the Company’s ownership of NFS.

In part because of difficulty obtaining necessary information from NFS to clarify the ownership issue, the Company commenced an action against NFS (the “Action”) on or about February 13, 2006, in District Court, Arapahoe County, Colorado, seeking dissolution of NFS, the appointment of a receiver, and access to NFS corporate records. The Company commenced the Action uncertain whether or when the required spin-off of NFS shares pursuant to the terms and conditions of the Merger had occurred under Colorado corporate law. The Company asserted in the Action that it believed it was a record shareholder of NFS as of the date of the request and had standing for the relief sought. NFS denied that the Company had standing to act as a shareholder and asserted that the Company had not been a shareholder of NFS since September 9, 2004. A Findings of Fact and Conclusions of Law issued by the Court determined that the Company was not a shareholder of NFS at any time after September 9, 2004.

Note 12 — Subsequent Events

On November 8, 2006, the SEC declared effective the Registration Statement on Form S-1 covering the common shares issued in connection with the July 19, 2005, March 10, 2006, and June 30, 2006, private placements.  As a result, the Company is no longer subject to the liquidated damages described in Notes 9 and 10.

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

On September 10, 2004, BPZ Energy, Inc., a Texas corporation, consummated a reverse merger with Navidec, Inc. whereby BPZ-Texas became a wholly owned subsidiary of Navidec.  However, in the Merger, the stockholder group of BPZ-Texas obtained majority ownership and management control of the combined company.  The Merger was treated, for accounting purposes, as a capital transaction rather than a business combination.  It is equivalent to the issuance of common stock by BPZ-Texas for the net assets of Navidec, accompanied by a recapitalization.  This accounting treatment is identical to that resulting from a reverse merger under SFAS 141, except that no goodwill or other intangible asset has been recorded.  On February 4, 2005, we changed our name from Navidec, Inc. to BPZ Energy, Inc.  Although our name has been changed, the pre-merger company may be referred to as Navidec in this filing, as the context may require, to avoid confusion.

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

We maintain a registered branch office in Peru.  Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres in northwest Peru.  Our license contracts cover 100% ownership of both Block Z-1 (739,205 acres), which was signed in November 2001 and Block XIX (472,860 acres), which was signed in December 2003. Our license contracts provide for an initial exploration period of seven to thirteen years and seven to ten years, respectively and require that we conduct specified activities on the properties during this period.  If our exploration activities are successful, the total contract term may be extended up to 30 years for oil exploration and production and up to 40 years for gas exploration and production.  We have presented all necessary documentation requested by Perupetro in order to become the qualified operator under a license contract for Block XXII (948,000 acres) which we previously held under a Technical Evaluation Agreement and was referred to as Area VI in our previous filings.  In July 2006, Perupetro officially informed us that our proposal for the 248,000 acre Block XXIII, located onshore in northwest Peru between our Blocks Z-1 and XIX, was the winning bid in its recent tender process.  We have presented all necessary documentation to become the qualified operator of this new block under  an exploration and production license contract.

Through our wholly owned subsidiary, SMC Ecuador Inc. (a Delaware corporation), and its registered branch in Ecuador, we also own a 10% non-operating working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”).  The license agreement covering the property extends through May 2016.

We are in the exploratory stage and to date our activities in Peru have been limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties, including detailed engineering and design of the power plant and gas processing facilities, refurbishment of one of our offshore platforms, procuring machinery and equipment for our drilling campaign, obtaining all necessary environmental and operating permits, and securing the required capital and financing to complete our current plan of operation. We began drilling operations on our first well in September, 2006.  We do not anticipate generating significant revenues from our properties prior to the fourth quarter of 2007.

Results of Operations

Our operating and administrative expenses to date have consisted principally of general and administrative costs as well as geological, geophysical and engineering costs.  General and administrative costs have increased significantly from $900,136 during the third quarter of 2005 and $2,785,122 during the nine months ended September 30, 2005 to $2,373,475 during the second quarter of 2006 and $5,813,311 during the nine months ended September 30, 2006 as a result of our increased activity levels, additional personnel and costs associated with being a public company.  We incurred $638,505 of geological, geophysical and engineering costs in the third quarter of 2006 and $1,502,212 during the nine months ended September 30, 2006 primarily related to the commencement of our Block Z-1 gas-to-power project, compared to $98,854 and $528,045 in the comparable periods of 2005.

Stock-based compensation expense for the three and nine months ended September 30, 2006 was approximately $879,877 and $2,229,970, respectively, compared to $526,000 and $780,270 during the same respective periods in 2005.  Stock based compensation expense is primarily related to our 2005 and 2006 restricted stock grants and accrued stock-based compensation under our 2005 Long-Term Incentive Plan.

We received net cash distributions from our Ecuador property of $442,113 and $1,123,763 during the three months and nine months ended September 30, 2006, respectively, compared to net cash distributions of $188,524 and $393,713 during the three and nine months ended September 30, 2005, respectively.  Since our investment consists of an interest in a producing oil and gas property, we are amortizing the investment on a straight-line basis over the remaining term of the license agreement covering the property.  Accordingly, we recorded $46,896 and $140,688 of amortization expense during the three months and nine months ended September 30, 2006, respectively, compared to $46,896 and $89,656 during the three and nine months ended September 30, 2005.

We incurred interest expense of $27,007and $29,845 during the three and nine months ending September 30, 2006, respectively, primarily related to other debt as compared with interest expense of $388 and $8,355 and amortization of deferred financing costs of $9,652 and $67,562 for the three and nine months ended September 30, 2005, respectively, principally from notes payable incurred to finance the acquisition of SMC in September 2004.

For the three and nine months ended September 30, 2006, we recorded registration delay expense totaling $1,191,836 and $3,324,966, respectively, of which approximately $273,356 and $1,300,350 was paid in cash and $918,480 and $2,024,616 was paid by the issuance of 313,594 and 763,184 shares of common stock, respectively.  In connection with the private placement of 11,466,000 common shares in July 2005, we were obligated to prepare and file with the SEC a Registration Statement on Form S-1 and to use our best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days from closing. The Registration Statement had not been declared effective by the required date and we were liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $343,000, for each thirty day period until the Registration Statement is declared effective by the SEC. In addition, in connection with the private placement of 4,482,000 common shares in March 2006, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 within ninety days, and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days, from March 8, 2006.  The Registration Statement was not filed or declared effective by the required dates and we were liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $50,010, for each thirty day period until the Registration Statement is declared effective by the SEC.  On November 8, 2006, the SEC declared effective the Registration Statement on Form S-1 covering the common shares issued in connection with the July 19, 2005, March 10, 2006, and June 30, 2006, private placements.  As a result, the Company is no longer subject to the liquidated damages described above.

As a result of the increased cash balance from the various private placements of our common stock during 2005 and 2006, we received interest income of $216,525 and $644,558 during the three and nine months ended September 30, 2006, respectively as compared to $212,073 for the three and nine month period ended September 30, 2005.

We realized a net loss of $4,563,806 or $0.10 per share, during the three months ended September 30, 2006, compared to a net loss of $1,142,592, or $0.03 per share, for the same period in 2005.  For the nine months ended September 30, 2006, we realized a net loss of $11,442,285, or $0.26 per share, as compared to a net loss of $3,603,609, or $0.12 per share, for the same period in 2005.

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

In April 2006, we acquired and equipped a deck barge that will be used to transport the drilling rig to the Corvina platform and then act as a tender for drilling operations at Corvina, and our other properties.  The large deck barge is also adequate to host production facilities.  The deck barge, officially named BPZ-01, is equipped with a 200 ton crane for loading and off-loading.  BPZ-01 and related equipment, including a smaller 35 ton crane, two winches and related spare parts, were acquired for approximately $6.0 million.  BPZ-01 is an important element in the Company’s strategy to control costs by allowing the use of existing platforms and avoiding the use of high priced drill ships or barges.

Our initial plans call for the drilling of three new wells from the existing platform.  Our property also has a shut-in gas well which we intend to recomplete and utilize for gas production.  We have secured all tubular goods to meet our planned needs for the first two gas wells of the initial three-well drilling campaign.  We have obtained the required environmental and drilling permits in order to commence drilling operations.  The Company spud its first well in the Corvina field in September 2006 and drilling to total depth is expected to take approximately 60 days.  The drilling of this first well at Corvina will satisfy our contractual exploration commitment under the current second exploration period of the Block Z-1 License Contract.  Further development drilling from the existing platform, encompassing three additional wells, is expected to be funded from project cash flows after the power plant is operational.

Our plan of operation envisions the installation of a Company-owned 160 megawatt (‘‘MW’’) gas-fired electric generation plant near the town of Caleta Cruz, in northwest Peru.  In August 2005, we awarded the turnkey contract for the engineering, procurement and construction (EPC) of the power plant project to BTEC Turbines LP of Houston (“BTEC”).  The contract was awarded following a comprehensive six month bidding process that included field visits by all of the bidders.  Under the EPC contract, the final terms of which are being negotiated, BTEC is expected to supply two General Electric Frame 7 simple-cycle gas-fired turbines.  BTEC will also act as the main contractor for the design, transportation, construction, startup and commissioning of the power plant.  Our plan is to own 100% of the power plant.  Accordingly, our revenues from the natural gas delivered to the power plant will be derived from the sale of electricity.

We intend to construct a 10-mile offshore pipeline to transport natural gas from the Corvina Field to the power plant site at Caleta Cruz.  The power plant site has an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 300 MW of power.  In order to support our proposed electric generation project, we recently commissioned an independent power market analysis for the region.  The Peruvian electricity market is deregulated and power is transported through an interconnected national grid managed by the Committee for Economic Dispatching of Electricity (known as “COES”).  Based on this study, we believe we will be able to sell economic quantities of electricity from our initial 160 MW power plant at Caleta Cruz.  We believe there may be an opportunity in the future to generate and profitably sell significantly greater volumes of power into the Peruvian and Ecuadorian power markets.

Primarily as a result of delays in obtaining a drilling rig, the projected goal for first sales of power to the Peruvian power market is now the fourth quarter of 2007.  This timeline is subject to many factors, including securing necessary financing commitments, which are beyond our control.  Based on the revised timeline, we intend to focus our capital expenditures on critical drilling activities.  Procurement activities on other phases of the project will be delayed or rescheduled accordingly.  We believe we have sufficient capital resources to fund our initial drilling program.  See “Liquidity, Capital Resources and Capital Expenditures” below for further discussion.

In addition to the local power market targeted by our project in Peru, we intend to simultaneously develop a gas sales strategy in nearby Ecuador to capitalize on what we believe to be significant upside gas potential of the Corvina and Piedra Redonda Fields located in Block Z-1, as well as the potentially significant natural gas resources in the adjacent onshore Block XIX.  These properties are in close proximity with the Ecuadorian border and can be developed for export sales of either raw gas or power generation via connection to the transmission system of Ecuador.  Our initial plan of operation calls for us to construct a 40-mile pipeline from Caleta Cruz, the terminal point of our offshore pipeline from the Corvina Field, to Arenillas, Ecuador.  We intend to sell gas for the generation of electricity by third party power producers in the local market in Ecuador.  We have negotiated several preliminary agreements for sales of gas.  We are planning to complete this pipeline for first sales of gas to Ecuador in late 2008, though this schedule is subject to many factors outside our control and no assurance can be given that we can meet this schedule.

In addition to the initial Corvina Field development project, we have other fields within Block Z-1 and other properties which we intend to exploit in the future.  We recently completed our technical evaluation of Area VI, now named Block XXII, and have initiated negotiations to obtain a license contract for exploration activities.  Block XXII is a large onshore block in northwest Peru and encompasses a significant portion of the Lancones Basin.  In July 2006, Perupetro officially informed us that our proposal for the 248,000 acre Block XXIII, located onshore in northwest Peru between our Blocks Z-1 and XIX, was the winning bid in their tender process.  We are in the process of presenting all necessary documentation to become the qualified operator of this new block and will begin negotiating the exploration and production license contract thereafter. We have secured the environmental permits and other authorizations to shoot seismic in Block Z-1 and Block XIX.  We are seeking to obtain additional funding for these projects from industry or capital market sources, but we are not currently planning to make significant capital expenditures for seismic acquisition or other exploration and production activities outside the Corvina Field until we have secured such additional financing.

We are continuing to develop our engineering plans and designs for the various components of our initial plan of operation.  We have paid in full or in part for some components of our initial plan and have obtained cost estimates for most of the remaining major equipment components and the shipping, construction, installation and associated services.  However, the costs of these procurement and construction activities can be difficult to accurately predict and are subject to change and contingencies.  Based on our current estimates, we expect our initial project, including the cost of the natural gas pipeline to Arenillas, Ecuador, will require total capital expenditures on the order of $126.7 million, including import duties and contingencies.  Our budget has increased as a result of higher projected drilling costs due to the tight market for oil and gas drilling equipment, the acquisition of the deck barge, the selection of larger capacity turbines and other significant cost increases in other industry related items such as insurance.  This estimate of capital expenditures does not include value added tax (referred to as “IGV” in Peru).  IGV is generally imposed on goods and services at a rate of 19%.  Certain expenditures are exempt from IGV or eligible for accelerated refund.  IGV paid on capital expenditures is generally recoverable from our future revenue billings within Peru and is not considered part of the capitalized costs of the equipment to which it relates.  We may also be able to defer payment of certain of these expenditures or obtain separate financing for the IGV.

Project Capital Budget

($ millions)
Power plant and related equipment	$53.2
Pipelines and processing facilities	37.4
Platform and wells	30.7
Contingencies	5.4
Total estimated capital budget	$126.7

Liquidity, Capital Resources and Capital Expenditures

As of September 30, 2006, our cash balance was approximately $16.7 million.

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

During the nine months ended September 30, 2006, we incurred capital expenditures of approximately $18,896,179 million primarily on the purchase of a deck barge and related equipment for approximately $6.5 million, modernization and refurbishment costs of the platform tender assist drilling rig of approximately $10.3 million, continued work on the refurbishment of the Corvina platform and power plant and gas processing facilities designs of approximately $1.7 million, and $0.4 million on other miscellaneous property and equipment.  In addition, during the year ended December 31, 2005, we incurred capital expenditures of approximately $4.4 million, primarily on refurbishment of the Corvina platform and power plant design costs.  As of September 30, 2006, in connection with our Peru properties, we have deposited approximately $2.5 million as restricted cash to collateralize three performance bonds which guarantee our various obligations and commitments under two of our license contracts and other agreements.  The performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or agreement.

In early August 2006, the Company incurred an operational delay of approximately three weeks resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform. No injuries were sustained by any of the Company’s staff, nor to any of the tug boat operator’s crew members. The BPZ-01 is a U.S. flagged vessel and as such was inspected after the incident by the U.S. Coast Guard, to its satisfaction. The barge resumed normal operations immediately thereafter. Based upon information currently available, the Company estimates that total expenditures related to this incident will be approximately $1.1 million. As of September 30, 2006, approximately $275,000 has been incurred for barge recovery and temporary repairs to the vessel.  In addition, the Company expects to incur approximately $400,000 in permanent repairs to the barge and approximately $425,000 of consequential damages, primarily stand-by charges.  As of the date of this filing, the Company has not presented a final claim to its insurance carrier for the barge repairs and is negotiating a settlement agreement with the third party involved in the incident for recovery of any damages not covered through its insurance.  The Company believes the majority of the costs associated with this incident will be reimbursed through insurance or through a third party. No assurances can be given, however, that any such recoveries will be sufficient to cover all costs associated with this incident or to the timing of any such recoveries. This incident is not expected to have a material impact on the Company’s operations or business plan.

With our current cash balance and proceeds from the expected IFC financing, we believe we will have sufficient capital resources to execute our initial project as we currently envision it.  However, the timing and execution of our project is dependent on a variety of factors, including technical design of facilities, permitting, availability of equipment, time and costs required for delivery and construction, performance by contractors and financing, many of which are outside our control.

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

We periodically evaluate the recoverability of the carrying value of our long-lived assets and identifiable intangibles by monitoring and evaluating changes in circumstances that may indicate the carrying amount of the asset may not be recoverable.  Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be assessed include but are not limited to (a) a significant decrease in the market value of an asset, (b) a significant change in the extent or matter in which an asset is used or a significant physical change in an asset, (c) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, (d) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/or (e) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk.

We are currently exposed to market risk primarily related to adverse changes in oil and natural gas prices and interest rates.  For information regarding our exposure to certain market risks, see Item 3. “Quantitative and Qualitative Disclosure About Market Risks” in our annual report filed on Form 10-KSB/A for the year ended  December 31, 2005, as filed with the Securities and Exchange Commission on October 16, 2006. There have been no significant changes in our market risk from what was disclosed in the Form 10-KSB/A for the year ended December 31, 2005.

Foreign Currency Exchange Rate Risk

In addition to the U.S. Dollar, we conduct our business in Peruvian Nuevo Soles and therefore are subject to foreign currency exchange rate risk on cash flows related to expenses and investing transactions. We do not expect to generate significant revenue from activities in Peru prior to late 2007. In recent years, the exchange rate between U.S. Dollars and Nuevo Soles has been relatively constant. Consequently, we have experienced no significant fluctuations in the value of goods and services we purchase in Peru because of currency exchange.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President - Finance and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation our Chief Executive Officer and Vice President - Finance and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

On January 17, 2006, the Company amended its 2004 Annual Report on Form 10-KSB/A and Quarterly Reports on Form 10-QSB/A for the periods ended March 31, 2005 and June 30, 2005.  On September 26, 2006, the Company amended its 2005 Annual Report on Form 10-KSB filed on March 31, 2006.  On October 16, 2006 the Company filed a further amendment to its 2005 Annual Report on Form 10-KSB/A filed on September 26, 2006.  The restatements are a result of deficiencies in our internal controls and relate to the failure to properly (i) account for and describe the September 2004 merger with Navidec, Inc.; (ii) value certain options assumed by the Company; (iii) account for the post-merger operations of Navidec Financial Services, Inc.; and (iv) account for expenses incurred on the Company’s behalf by its former parent, BPZ & Associates, Inc., prior to the merger. The Company’s management and Audit Committee have discussed these restatement issues and related internal controls deficiencies with Johnson Miller & Co., CPA’s PC, its independent registered public accounting firm, and has appropriately recorded and disclosed those items in the Amendment No. 1 and Amendment No. 2 to its 2005 Annual Report on From 10-KSB/A.

(b) Changes in Internal Control over Financial Reporting

We are in the process of improving our internal controls in an effort to remediate the deficiencies noted above. These improvements include strengthening our accounting and financial reporting departments through the hiring of additional qualified accounting staff.  We have also engaged an independent consulting firm to document and test our internal controls and make recommendations for improvement. Additional effort may be needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures become adequate and effective.

PART II

Item 1.  Legal Proceedings

See Note 11 of the Notes to Consolidated Financial Statements included in Part I, Item 1, which is incorporated herein by reference.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously described on Form 10-KSB/A for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2006, the Company completed a private placement of 1,670,000 shares of common stock, no par value, to four institutional and accredited investors pursuant to a Stock Purchase Agreement dated as of March 8, 2006. The common stock was priced at $3.00 per share resulting in proceeds to the Company of $5,010,000.  In connection with the offer and sale of the common stock in the private placement, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, Rule 506 promulgated there under. The sale of common stock was made to accredited investors as defined in Regulation D, Rule 501(a). No underwriters were engaged in connection with the foregoing issuance of securities. Under the terms of the private placement agreement, the Company was obligated to prepare and file with the SEC a registration statement within sixty days, and to use its best efforts to cause the registration statement to be declared effective by the SEC no later than ninety days from March 8, 2006. The registration statement was not filed or declared effective by the required dates, and the Company became liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $50,100, for each thirty day period until the registration statement is declared effective by the SEC. These liquidated damages were payable, at the sole discretion of the Company, by cash or by the issuance of Company common stock. Accordingly, 90,334 shares of common stock were issued, as of October 30, 2006, to those investors as liquidated damages for the period of June 7, 2006 through October 5, 2006.

On June 30, 2006, the Company completed a private placement of 4,482,000 shares of common stock, no par value, to eight institutional and accredited investors pursuant to a Stock Purchase Agreement dated as of June 30, 2006. The common stock was prices at $2.75 per share resulting in proceeds to the Company of $12,325,500.  In connection with the offer and sale of the common stock in the private placement, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, Rule 506 promulgated there under. The sale of common stock was made to accredited investors as defined in Regulation D, Rule 501(a). No underwriters were engaged in connection with the foregoing issuance of securities.  Under the terms of the private placement agreement, the Company was obligated to prepare and file with the SEC a registration statement and to use its best efforts to cause the registration statement to be declared effective by the SEC no later than ninety days from July 19, 2005. The registration statement was not declared effective by the required date, and the Company became liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $343,980, for each thirty day period until the registration statement was declared effective by the SEC. Certain of the private placement investors, totaling 79% of the aggregate investment,  agreed to accept common stock in lieu of cash for a maximum period of 90 days. Accordingly, 867,609 shares of common stock have been issued, as of October 30, 2006, to those certain investors for liquidated damages for the period of December 16, 2005 through October 13, 2006.

On November 8, 2006, the SEC declared effective the Registration Statement on Form S-1 covering the common shares issued in connection with the July 19, 2005, March 10, 2006, and June 30, 2006, private placements.  As a result, the Company is no longer subject to the liquidated damages described above.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of the VP – Finance and Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of VP – Finance and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BPZ ENERGY, INC.

/s/ Manuel Pablo Zuniga-Pflucker
Manuel Pablo Zuniga-Pflucker
President and Chief Executive Officer

Date: November 16, 2006