Form 10-K/A
period 2006-12-31
BPZ ENERGY INC
filed 2007-04-24
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number:  001-12697

BPZ Energy, Inc.

(Exact name of registrant as specified in its charter)

Colorado	33-0502730
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

580 Westlake Park Blvd., Suite 525

Houston, Texas 77079

(Address of principal executive office)

Registrant’s telephone number, including area code:  (281) 556-6200

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, With No Par Value	American Stock Exchange
(Title of Class)	(Exchange on Which Registered)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-Accelerated filer

Indicate by check mark whether the Registrant is a Shell Company as defined in Rule 12b-2 of the Exchange Act.   Yes  ☐   No  ☒

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

As of February 27, 2007, there were 54,253,869 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, BPZ Energy, Inc. (the “Company” or “BPZ”) hereby amends its Annual Report on Form 10-K for the year ended December 31, 2006 (the “Original 10-K”) to include the information required by Items 10, 11, 12, 13 and 14 of Part III relating to Directors, Executive Officers and Corporate Governance of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, and Principal Accountant Fees and Services, respectively.  Certain information required by Part III was to be incorporated by reference to BPZ’s definitive proxy statement for the 2007 Annual Meeting of Shareholders.  BPZ’s definitive proxy statement will not be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the fiscal year ended December 31, 2006.  Therefore, Part III, Items 10 through 14 of the Company’s Original 10-K are hereby amended and restated in their entirety.  No modification or update to other disclosures as presented in the Original 10-K have been made.

i

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names of the directors and executive officers of the Company, along with their positions and ages, as of March 31, 2007.

Name	Age	Position
Dr. Fernando Zúñiga y Rivero (1)	79	Chairman of the Board of Directors
Manuel Pablo Zúñiga-Pflücker (1)	45	President, Chief Executive Officer, and Director
Frederic Briens	47	Chief Operating Officer
Edward G. Caminos (2)	44	Vice President - Finance and Chief Accounting Officer
Edward Gilliard (2)	51	Vice President - Finance and Treasurer
Gordon Gray	54	Director
John J. Lendrum, III	56	Director
E. Barger Miller, III	68	Director
Dennis G. Strauch	59	Director

(1)             Dr. Zúñiga y Rivero is the father of the Company’s President, Chief Executive Officer and Director, Mr. Zúñiga-Pflücker. There are no other family relationships between any directors or executive officers of the Company.

(2)             Appointed to their respective positions as of October 30, 2006.

Set forth below are brief descriptions of the recent employment and business experience of the officers and directors of the Company.

Dr. Fernando Zúñiga y Rivero, Chairman of the Board.  Dr. Zúñiga y Rivero became Chairman of the Board of BPZ upon consummation of the merger with Navidec, Inc. in September 2004. Immediately prior to the merger and since 1996, he served as Chairman of BPZ & Associates Inc., the former parent company of BPZ’s subsidiary, BPZ Energy, Inc., a Texas corporation (“BPZ — Texas”), which has been inactive subsequent to the Merger. Dr. Zúñiga y Rivero was also Energy Division project officer of The World Bank, where he planned and implemented exploration promotion projects in 58 countries, primarily in East and West Africa, Eastern Europe, Southeast Asia and Latin America from 1979 to 1996. Dr. Zúñiga y Rivero has fifty years of experience in the international energy industry starting as an exploration geologist, biostratigrapher, and exploration head of an Exxon affiliate in Peru where he was responsible for crude oil findings in five fields producing from Paleozoic rocks; and continuing as exploration production manager, integrated operations manager, general manager, and ultimately serving as Chairman and Chief Executive Officer of Petroleos del Peru, the national oil company of Peru and was responsible for discovery of five large oilfields (with over 2.5 billion barrels of reserves) in the Amazon jungle of Peru. Dr. Zúñiga y Rivero holds a B.S., a Geological Engineering degree and a Ph.D. in Geology from the University of San Augustin, Peru, and he conducted postgraduate studies at the University of California, Los Angeles. In April 2005, Dr. Zúñiga y Rivero became a director of Transmeridian Exploration, Inc., a public oil and gas company with operations in Kazakhstan.

Manuel Pablo Zúñiga-Pflücker, President, Chief Executive Officer, and Director. Mr. Zúñiga-Pflücker became President and Director of BPZ upon consummation of the merger with Navidec, Inc. in September 2004 and in May 2005 assumed the additional title of Chief Executive Officer. Immediately prior to the merger and since its formation in 2001, Mr. Zúñiga-Pflücker served as President of BPZ — Texas. Mr. Zúñiga-Pflücker also served as President of BPZ & Associates, Inc., the former parent company of BPZ — Texas, from 1989 until its Merger with Navidec, Inc. in September 2004, at which time BPZ & Associates, Inc. became inactive. Mr. Zúñiga-Pflücker began his career with Occidental Petroleum Corporation. Mr. Zúñiga-Pflücker has spent the past 20 years in the international oil and gas business, and he has been involved in projects throughout Latin America and other areas of the world ranging from exploitation of marginal oil and gas fields to frontier exploration projects. He has also focused on the creative development of natural gas fields utilizing power generation and gas to liquids technology. He holds a B.S. in mechanical engineering from the University of Maryland as well as an M.S. in petroleum engineering from Texas A&M University.

Frederic Briens, Chief Operating Officer.  Mr. Briens joined BPZ as Vice President of Engineering in December 2004 and was named Chief Operating Officer in May 2005. From 2002 through 2004, Mr. Briens served as Geosciences and Business Development Manager for Perenco Venezuela S.A. From 1999 to 2002, Mr. Briens was the Chief Reservoir Engineer for Lundin Petroleum in Switzerland. Mr. Briens is a petroleum engineer with over twenty (20) years of operating experience in international oil and gas projects spanning the globe. He has also served in senior technical and operating positions with Conoco, Schlumberger and Chevron. Mr. Briens holds an M.S. and a Ph.D. in petroleum engineering from Texas A&M University, a master’s degree in business administration from Colorado State University and an engineering degree from Ecole Centrale de Paris. Mr. Briens was a co-founder of BPZ & Associates, Inc., a predecessor to the Company, in 1989.

Edward G. Caminos, Vice President—Finance and Chief Accounting Officer.  Mr. Caminos was appointed as Vice President—Finance and Chief Accounting Officer of the Company, effective October 30, 2006. Mr. Caminos served as interim Chief Financial Officer from June 15, 2006 until October 30, 2006 and as Corporate Controller of the Company from January 2005 until October 30, 2006. Prior to joining the Company, Mr. Caminos served as Director—Financial Reporting for the Americas Division at Duke Energy from June 2004 to January 2005. From February 2001 to May 2004, Mr. Caminos served as Financial Reporting Manager and, prior to its sale, as interim Controller for the Europe Division, at Reliant Energy.  Mr. Caminos is a CPA and holds a Bachelor’s Degree in Business Administration — Accounting from Bloomsburg University of Pennsylvania.

Edward Gilliard, Vice President—Finance and Treasurer.  Mr. Gilliard was appointed as Vice President—Finance and Treasurer of the Company, effective October 30, 2006. Mr. Gilliard started his career in 1977 with Amoco Production Company as an operations and reservoir engineer. He worked in energy lending and project financing with Continental Illinois National Bank, Banque Indosuez, and Reliant Energy International, formerly Houston Industries Energy, where he worked on project financing for power projects in South America, as well as other regions. In 1997, he joined Burlington Resources and worked in areas such as international finance, strategic planning, business development, and governmental affairs. In the latter capacity, Mr. Gilliard was a lead editor on the National Petroleum Council’s 1999 and 2003 landmark studies on natural gas. He holds a Bachelor’s Degree in Chemical Engineering from Texas A&M University and a master’s degree in business administration from the University of Houston.

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

John J. Lendrum, III, Director. Mr. Lendrum became a Director of BPZ in July 2005. Mr. Lendrum was appointed in April 2005 as President, Chief Operating Officer and a Director of Torch Energy Advisors Incorporated (“Torch”), a Houston-based company which specializes in the exploitation and development of oil and gas properties, mid-stream gas assets, and well servicing. From 1993 to 2005, Mr. Lendrum founded and served as President of Rockport Resources Capital Corporation, which focused on providing capital to the energy industry. During this period, he was also a principal in Star Natural Gas Company, a privately-held company with mid-stream natural gas assets. Previously, Mr. Lendrum served as Executive Vice President and Chief Financial Officer of Torch and in senior financial and business development roles with the Torch managed companies of Nuevo Energy Company, Energy Assets International and Bellwether Exploration. Mr. Lendrum began his career with the international public accounting firm of KPMG Peat Marwick, and he earned a BBA in Finance and completed his graduate studies in Accounting Theory at the University of Texas at Austin. Mr. Lendrum serves as Chairman of the Company’s Audit Committee.

E. Barger Miller, III, Director.  Mr. Miller became a Director of BPZ in July 2005. Mr. Miller has served since 1990 as Chairman and CEO of E.B. Miller & Co., a privately held company which provides project planning and business development services for energy and power companies, primarily in Latin America. He was recently involved in a large power transaction in Ecuador and a downstream project in Bolivia. Mr. Miller has over 40 years of broad-based experience in the energy industry, including positions as CEO of Minden Oil & Gas, Inc., a public exploration and production company, and investment banking positions with Graber, Miller, Ronn & Co. and Charterhouse Japhet. He began his career with Exxon Corporation. Mr. Miller holds a master’s degree in business administration from Northwestern University and a B.S. in Chemistry, with a minor in Petroleum Engineering, from Stanford University. Mr. Miller serves as Chairman of the Company’s Nominating Committee.

Dennis G. Strauch, Director.  Mr. Strauch became a Director of BPZ in July 2005. Mr. Strauch has served since 2001 as Managing General Partner of Delmar Holdings, LP, a private firm which manages U.S. oil and gas properties. From

1992 to 2001, Mr. Strauch held various positions, including President and CEO, with Zarara Oil and Gas Limited and its predecessors. Zarara, a publicly traded company in the US and UK, had international oil and gas operations in Africa, the Middle East, the Far East and South America. Mr. Strauch has over 30 years experience in the oil and gas industry with extensive international and domestic technical experience in the areas of acquisitions, reservoir engineering and economic evaluations. He began his career with Schlumberger and has served in senior management and technical positions with ARAMCO, Petro-Lewis, Whiting Petroleum and Geodyne Resources. Mr. Strauch holds a master’s degree in business administration from the University of Denver and a degree in Geophysics from the Colorado School of Mines. Mr. Strauch is a Registered Professional Engineer in the State of Colorado. Mr. Strauch serves as Chairman of the Company’s Compensation Committee.

The Audit Committee

The Company’s standing Audit Committee of the Board of Directors consists of John J. Lendrum, III, E. Barger Miller, III, and Dennis G. Strauch.  The Audit Committee operates pursuant to a written charter which is available on the Company’s website at www.bpzenergy.com/corporate_governance.html. In accordance with the American Stock Exchange listing standards, the charter addresses the purpose, duties and responsibilities of the Audit Committee.

The Board has determined that all of the members of the Audit Committee meet the American Stock Exchange standards of independence and financial literacy, and the SEC’s requirements with respect to independence of listed company audit committee members. The Board has determined that at least one member of the Audit Committee, John J. Lendrum, III, meets the SEC’s definition of an “audit committee financial expert.”

Section 16(a) - Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers and directors, as well as persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file initial reports of beneficial ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC.  Such executive officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act for the year ended December 31, 2006 were filed on a timely basis, except for Randall D. Keys, John J. Lendrum, E. Barger Miller and Dennis G. Strauch, who each filed a late Form 4 to report a grant of stock or options.

Code of Ethics

The Company has adopted a code of ethics for its executive officers (the “Code of Ethics”) that relates to standards that are reasonably designed to deter wrongdoing and to promote:

(1)                                  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)                                  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

(3)                                  Compliance with applicable governmental laws, rules and regulations;

(4)                                  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

(5)                                  Accountability for adherence to the code.

The Company’s Code of Ethics for executive officers is available as Exhibit 14.1 to Form 10-KSB/A for the year ended December 31, 2005, filed with the SEC on September 26, 2006 and is also available on the Company’s website at www.bpzenergy.com/corporate_governance.html.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives

The primary objectives of the Company’s executive compensation program are to attract and retain key executives, to stimulate management’s efforts on our behalf in a way that supports our business plan and to align management’s incentives with the long-term interests of the Company and its shareholders.  Decisions on salary adjustments and compensation awards for executive officers have been made by the entire Board of Directors.  Because of the early stage of our activities since the merger, the Compensation Committee has not met separately from the Board of Directors to review salary adjustments and compensation awards since its formation in August 2005.  Beginning in 2007, the Compensation Committee will separately review the compensation and benefits of our executive officers, establish and review general policies related to our compensation and benefits and administer the BPZ Energy, Inc. 2005 Long-Term Incentive Compensation Plan (the “LTIP” or “Plan”).

Board meetings involving consideration of compensation adjustments and awards for executive officers typically have included, for all or a portion of each meeting, not only the board members but also our chief executive officer and our principal financial officer.  For compensation decisions relating to executive officers other than our chief executive officer and principal financial officer, the chief executive officer and principal financial officer typically make recommendations and review them with the chairman of the Compensation Committee and the other members of the committee.  The Board of Directors, in conjunction with input from the Compensation Committee members, then considers the recommendations from the chief executive officer and principal financial officer.

The Company has engaged the Achilles Group as its independent human resources consultants.  The recommendations from the chief executive officer and principal financial officer on the base salary of executive officers is based upon a report prepared by the Achilles Group that compares the base salary of our executive officers to the market range of base salaries for executives in companies of similar size and industry.

Under Section 162(m) of the Tax Code, compensation in excess of $1 million paid to a chief executive officer or to any of the four other most highly compensated officers generally cannot be deducted. The Compensation Committee has determined the Company’s compensation practices and policies are not currently affected by this limitation.

Elements of Compensation

The Company’s executive compensation program consists of the following basic components: base salary, long-term incentives pursuant to the BPZ Energy, Inc. LTIP, limited perquisites and in some cases a cash bonus.  Each component of the compensation program serves a particular purpose.  Base salary is primarily designed to reward current and past performance, and may be adjusted from time to time to realign salaries with market levels.  Cash bonuses may also be granted to reward individual contributions and superior job performance.  Grants of long-term incentives are primarily designed to tie a portion of each executive’s compensation to long-term future performance.  In addition, executives participate in the benefit plans and programs that are generally available to all employees of the Company.  Although our Board does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from another component.

Base Salary.  The Board of Directors and Compensation Committee reviews the base salary of each executive officer. In determining the appropriate level of compensation for each executive officer, the Board based on the recommendation of the Compensation Committee, evaluates the executive’s performance as it relates the Company’s goals, objectives and strategic business plan and reviews the report from the Company’s consultants on compensation data from similar companies.

Long-Term Incentive Compensation.  In determining the long-term incentive component of our executive officers’ compensation in 2006, the Board of Directors based on the recommendation of the Compensation Committee, reviewed the equity compensation of each employee, including executive officers, made adjustments as appropriate so that employees within the same level of the Company had a comparable equity stake in the Company.  Our executive officers are eligible to receive awards under the Company’s LTIP.  The LTIP permits the Board of Directors to award eligible employees, directors and consultants with incentive options, non-statutory stock options, stock appreciation rights, restricted stock grants, stock grants and performance shares. Awards to executive officers under the LTIP have generally consisted of restricted stock grants, incentive options or a combination thereof.

The LTIP permits the Board of Directors to award eligible employees, directors and consultants with incentive-based and non-incentive-based compensation. The maximum number of shares of stock of the Company that may be subject to incentives under the Plan, including without limitation incentive options, is 4,000,000 shares, and such shares shall be reserved at all times until issued under the Plan. Of such amount, no more than 1,600,000 shares in the aggregate shall be eligible for the issuance of performance shares, stock grants, restricted stock grants and other stock-based incentives. The LTIP will be administered and managed within the discretion of Compensation Committee of the Company or, in the absence of such committee, by the Board of Directors. Incentives under the LTIP may be granted to eligible employees, directors or consultants in any one or a combination of incentive options, non-statutory stock options, stock appreciation rights, restricted stock grants, stock grants and performance shares. As of December 31, 2006, there were 1,156,000 shares available to be granted by the Company under the LTIP.

Cash Bonus.  The Board of Directors may determine to award cash bonuses to our executive officers based upon exceptional performance, although it has done so in limited circumstances due to the early stage of the Company’s business.

Perquisites.  We generally limit the perquisites that we make available to our executive officers.  With the exception of Mr. Briens, Chief Operation Officer, perquisites to executive officers consist only of club membership fees, which are primarily related to business purposes.  The additional perquisites received by Mr. Briens, identified in the footnotes to the Summary Compensation Table, relate to his overseas assignment.

Other Compensation.  Executive officers are eligible to participate in all of our employee benefit plans, such as a medical, dental and life insurance plan with 80% of the premium paid by the Company, and a 401(k) plan with Company matching contributions up to 5% of the employee’s salary, in each case on the same basis as other employees.

Compensation Policies

Effect of Accounting and Tax Treatment.  On January 1, 2006, the Company adopted SFAS No. 123—Revised 2004, Share-Based Payment (“SFAS 123(R)”), which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s or non-employee’s service period, which is generally the vesting period of the equity grant.  Because the Company offers incentive stock options, non-qualified stock options and restricted stock grants, the deductibility of a compensation award by the Company may not always occur at the time the award is otherwise taxable to the employee.

Timing Issues.  With the exception of significant promotions and new hires, we intend to review equity compensation awards annually following the availability of the financial results for the prior year.  Grants were made in April 2006 for the last fiscal year. This timing enables us to consider prior year performance by the Company and the potential recipients and our expectations for the current year. Grants to newly hired employees are effective on the latter of the employee’s first day of employment or upon approval of the grant by the Board of Directors.  The exercise price of stock options is based upon the grant date fair market value, which is the market price of our common stock on the date of grant.

Stock Ownership Guidelines.  The Board has not adopted specific stock ownership guidelines for executive officers.  Under the terms of the LTIP, however, in any given year, no individual may receive incentives covering more than 15% of the aggregate number of shares which may be issued pursuant to the LTIP. Except as may otherwise be permitted by the Tax Code, incentive options granted to an individual during one calendar year shall be limited, such that at the time the incentive options are granted, the Fair Market Value (as defined in the LTIP) of the stock covered by all incentive options first exercisable in any calendar year may not, in the aggregate, exceed $100,000. The maximum performance-based incentive payment to any one individual during one performance period is 15% of the aggregate number of shares that may be issued pursuant to the LTIP, or if paid in cash, that number of shares multiplied by the Fair Market Value of the stock as of the date the incentive is granted.

Basis for Allocation between LTIP Incentives.  Our LTIP expressly provides for incentives to be granted to LTIP participants in the form of any one or a combination of (a) incentive options (or other statutory stock options); (b) nonstatutory stock options; (c) stock appreciation rights; (d) restricted stock grants; (e) performance shares; (f) stock grants; and (g) other stock-based incentives.  Given the recent change in the accounting treatment for stock options changed as a result of SFAS 123R, we have concluded that granting shares of restricted stock to employees, particularly members of senior management, would provide an equally motivating form of incentive compensation while permitting us to issue fewer shares, thereby reducing potential dilution.

Exercise of Discretion.  Pursuant to the LTIP, the Compensation Committee retains limited discretion in connection with the payment of performance based compensation in cases where the defined performance goals have not been met.    The Compensation Committee also retains discretion to accelerate the vesting of unvested incentives upon an individual’s termination of employment with the Company.  The Compensation Committee did not exercise this discretion in 2006.

Adjustment or Recovery of Awards upon Restatement of Company Performance.  The Company does not have a formal policy with respect to whether executive officers are required to return cash and equity incentive awards if the relevant performance targets upon which the awards are based are ever restated or otherwise adjusted in a manner that would reduce the size of an award or payment.  Under the LTIP, however, in determining the actual size of an performance-based incentives, the Compensation Committee may reduce or eliminate the amount of the performance-based incentives earned over the relevant period, if, in its sole and absolute discretion, such reduction or elimination is appropriate.

Chief Executive Officer Compensation

Effective October 1, 2006, Mr. Zúñiga-Pflücker receives a base salary of $180,000.  Mr. Zúñiga-Pflücker, as a former shareholder of BPZ-Texas, is entitled to receive earn-out shares on the achievement of certain reserve and production goals under the terms of the Merger Agreement.  The Board has therefore not made a separate grant of long-term incentive awards to Mr. Zúñiga-Pflücker.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this report with management.  Based on the Compensation Committee’s review of and discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

Submitted by the Compensation Committee of the Board of Directors.

Dennis G. Strauch — Chairman of the Compensation Committee
E. Barger Miller, III
Gordon Gray

Summary Compensation Table

The following table sets forth the compensation for services in all capacities to the Company for the fiscal year ended December 31, 2006 of the chief executive officer, the chief financial officer and the three most highly compensated executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(3)	Option Awards(3)	All Other Compensation (4)	Total

Manuel Pablo Zúñiga-Pflücker President, Chief Executive Officer and Director	2006	$135,000	$—	$—	$—	$2,472	$137,472

Frederic Briens Chief Operating Officer	2006	120,000	—	698,824		113,344	932,168

Edward G. Caminos (1) Vice President Finance - Chief Accounting Officer	2006	115,034	20,000	181,936	76,482	1,919	395,371

Randall D. Keys (2) Former Chief Financial Officer	2006	60,000	—	315,651	—	305	375,956

Dr. Fernando Zúñiga y Rivero Director and Chairman of the Board	2006	120,000	—	—	—	979	120,979

(1)             Mr. Caminos was appointed Vice President Finance and Chief Accounting Officer of the Company, effective October 30, 2006. Mr. Caminos served as interim Chief Financial Officer from June 15, 2006 until October 30, 2006 and as Corporate Controller of the Company from January 2005 until October 30, 2006.

(2)             Mr. Keys resigned from all positions with the Company and its subsidiaries effective June 15, 2006.

(3)             All stock awards and option reported under these columns were issued under the 2005 Long Term Incentive Compensation Plan.

(4)             Except for Mr. Briens, amounts paid are for club membership dues.  Mr. Briens receives additional compensation under the Company’s expatriate package while working in Peru, which includes school allowance; family travel expenses of approximately $14,400; income tax paid on Mr. Briens’ behalf of approximately $40,113; and house rent, maintenance and utilities of approximately $58,831.

2006 Grants of Plan-Based Awards

The following table sets forth certain information with respect to each grant of an award made to a named executive officer in 2006 under our plans.

Estimated Future Payouts Under
Equity Incentive Plan Awards
All Other
					Stock			Grant Date
					Awards:	Awards:	Exercise or	Fair Value
					Number of	Number of	Base	And Stock
					Shares of	Securities	Price of	and
		Threshold	Target	Maximum	Stock	Underlying	Option	Option
Name	Grant Date	(1)($)	(1)($)	(1)($)	or Units (2)	Options (3)	Awards (4)($)	Awards (5)($)
Manuel Pablo Zúñiga-Pflücker	—	—	—	—	—	—	—	—

Frederic Briens	—	—	—	—	—	—	—	—

Edward G. Caminos	4/14/2006	—	—	—	20,000	—	—	64,000

	4/14/2006	—	—	—	—	100,000	3.20	214,000

	10/1/2006	—	—	—	35,000	—	—	159,250

	10/29/2006	154,000	154,000	154,000	—	—	—	—

Randall D. Keys (6)	—	—	—	—	—	—	—	—

Dr. Fernando Zúñiga y Rivero	—	—	—	—	—	—	—	—

(1)             All Non-Equity Incentive Plan Award values are based on the closing market price on the date of grant.

(2)             All stock awards granted to the named individuals for 2006 cliff vest two years following the grant date.

(3)             All options granted to the named individuals for 2006 vest annually over a two year vesting period.

(4)             The exercise price is the closing price of BPZ Common Stock on the date of grant.

(5)             The fair value of BPZ’s stock options is computed using the Black-Scholes valuation model.  The fair value of BPZ’s stock awards is computed as the market price of BPZ common stock on the date of the grant.

(6)             Mr. Keys resigned from all positions with the Company and its subsidiaries effective June 15, 2006; thus his 225,000 unvested contingent incentive stock award was forfeited.  On October 29, 2006, 190,000 shares of Mr. Keys contingent incentive stock award were reissued to Mr. Caminos in conjunction with his new role as Vice President - Finance and Chief Accounting Officer.   The shares vest and are issuable once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006.

	Option Awards			Stock Awards
Equity
	Equity					Equity	Incentive
	Incentive					Incentive	Plan
	Plan					Plan	Awards:
	Awards:					Awards:	Market or
	Number				Market	Number of	Payout Value
	of			Number of	Value of	Unearned	of Unearned
	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Option	Option	Stock That	Stock That	Rights That	Rights That
	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Options ($)	Price ($)(1)	Date	Vested($)	Vested($)(2)	Vested($)	Vested($)(2)
Manuel Pablo Zúñiga-Pflücker	—	—	—(4)	1,399,477	5,737,856	—	—

Frederic Briens	—	—	—(4)	282,780	1,159,398(5)	300,000	1,230,000

Edward G. Caminos(3)	100,000	3.20	4/14/2016(4)	225,000	922,500(6)	90,000	369,000

Randall D. Keys	—	—	—	—	—	—	—

Dr. Fernando Zúñiga y Rivero	—	—	—(4)	1,399,477	5,737,856	—	—

(1)             Option exercise price is computed as the closing price of BPZ common stock on the date of grant.

(2)             The market or payout value is computed using the closing price of BPZ common stock at December 29, 2006.

(3)             Options vest in two equal annual installments beginning on the first anniversary of the date of grant, April 14, 2006.

(4)             Stock awards vest and the earn-out shares are issuable once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007.

(5)             Stock awards vest in three equal annual installments beginning on the first anniversary of the date of grant, May 16, 2005.

(6)             Stock awards cliff vest two years from the date of grant.  35,000 shares vest on May 16, 2007, 20,000 shares vest on April 14, 2008 and 35,000 shares vest on October 1, 2008.

Option Exercises and Stock Vested

The following table sets forth information regarding exercise of stock options and vesting of stock for each of the named executive officers during 2006.  There were no exercises of stock options by our named executive officers in 2006.

	Stock Awards
Name	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting ($)

Manuel Pablo Zúñiga-Pflücker	—	—

Frederic Briens	150,000	423,000

Edward G. Caminos	35,000	98,700

Randall D. Keys(2)	150,000	423,000

Dr. Fernando Zúñiga y Rivero	—	—

(1)             Represents restricted shares granted on May 15, 2005 of which Mr. Briens and Mr. Keys were granted 450,000 shares vesting annually over a three year period and Mr. Caminos was granted 70,000 shares vesting annually over a two year period.

(2)             Mr. Keys resigned from all positions with the Company and its subsidiaries effective June 15, 2006.  Consequently, the remaining unvested portion of his award, 300,000 shares, was forfeited.

Director Compensation

There are currently no arrangements to pay any cash compensation, such as annual retainer or meeting fees to Directors. Directors who are also employees of the Company receive no additional compensation for serving as directors or committee members. Non-employee directors are entitled to receive reimbursement for reasonable direct expenses incurred in attending meetings of the Board of Directors. During 2006, there were no payments of director fees to any of the Directors. In June 2006, the Company approved a grant of 250,000 common stock options, vesting annually over two years from the date of grant, to each of the Company’s three independent directors, Messrs. Lendrum, Miller and Strauch.  The following table sets forth the compensation of the Company’s directors for the last completed fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dr. Fernando Zúñiga y Rivero	—	—	—	—	—

Manuel Pablo Zúñiga-Pflücker	—	—	—	—	—

Gordon Gray	—	—	—	—	—

John J. Lendrum, III	—	—	144,734	—	144,734

E. Barger Miller, III	—	—	144,734	—	144,734

Dennis G. Strauch	—	—	144,734	—	144,734

Employment Agreements, Termination of Employment and Change in Control Arrangements

We have no employment agreements with any of our executive officers. Effective October 1, 2006, Mr. Zúñiga-Pflücker receives a base salary of $180,000. At January 1, 2006, Mr. Caminos received a base salary of $115,000.  On October 1, 2006, Mr. Edward Caminos received a base salary increase to $150,000.  Each of our other named executive officers receives a base salary of $120,000.  Each of our named executive officers is eligible for cash bonus compensation at the discretion of the Board of Directors, but there is no formal plan covering such bonuses, nor were any bonuses paid for the fiscal year ended December 31, 2005.  To date, the Board of Directors has not made a formal decision with regard to any bonus compensation for the year ended December 31, 2006.

Under the Company’s LTIP, in the event of a change of control of the Company (as defined in that plan), all outstanding options and restricted stock become immediately exercisable in full.  In addition, in the event of a change of control, all performance shares or other performance-based awards shall be immediately payable based upon the extent, as determined by the Compensation Committee, to which the performance goals for the performance period then in progress have been met up through the date of the change in control or based on 100% of the value on the date of grant of the performance shares of other performance-based award, if such amount is higher.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Messrs. Strauch, Miller and Gray serve on the Compensation Committee of our Board, all of whom are “independent” under the standards of the American Stock Exchange.  None of the members of the Compensation Committee was at any time during the last fiscal year an officer or employee of the Company.  No executive officer of the Company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information as of March 31, 2007, except as otherwise set forth below, concerning the beneficial ownership of the Company’s Common Stock by each person who beneficially owns more than five percent (5%) of the Common Stock, its affiliates, and by each of the Company’s executive officers and directors, and by all executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percent of Beneficial Ownership (2)
Gordon Gray (3)	3,710,774	5.4%
Manuel Pablo Zúñiga-Pflücker	3,304,539	4.9%
Fernando Zúñiga y Rivero (4)	1,699,477	2.5%
Frederic Briens (5)	412,348	0.6%
Edward G. Caminos (6)	120,000	0.2%
Edward Gilliard (7)	—	—
Dennis G. Strauch	25,000	0.0%
John J. Lendrum, III	—	—
E. Barger Miller, III	—	—
All directors and executive officers as a group (nine persons)	9,272,138	13.6%

International Finance Corporation (8)	6,500,000	9.5%
2121 Pennsylvania Avenue, N.W.
Washington, DC 20433

Wellington Management Company, LLP (9)	6,259,016	9.2%
75 State Street
Boston, MA 02109

Allied Crude Purchasing, Inc. (3)	3,710,774	5.4%
3900 West Highway 180
Snyder, TX 79549

(1)             Except as indicated herein, the business address for each beneficial owner is 580 Westlake Park Blvd, Suite 525, Houston, Texas 77079.

(2)             The calculations of percentage beneficial ownership are based on 54,497,869 shares issued as of March 31, 2007, plus any potentially dilutive securities for each person or group.

(3)             The shares reflected above as beneficially owned by Mr. Gray consist of 3,710,774 shares that he beneficially owns and controls through his sole ownership of Allied Crude Purchasing, Inc.

(4)             The number of shares reflected above as beneficially owned by Dr. Zúñiga y Rivero does not include 158,595 shares held of record by his wife, Blanca Pflücker de Zúñiga, as Dr. Zúñiga y Rivero disclaims beneficial ownership of these shares and (ii)1,605,062 shares held in grantor retained annuity trusts.

(5)             The shares reflected above include 150,000 shares of restricted stock that will vest on May 16, 2007.

(6)             Appointed Vice President—Finance and Chief Accounting Officer effective October 30, 2006.  The shares reflected above include 35,000 shares of  restricted stock that will vest on May 16, 2007 and options to purchase 50,000 shares of common stock.

(7)             Appointed Vice President—Finance and Treasurer effective October 30, 2006.

(8)             All information in the table with respect to International Finance Corporation (“IFC”) is based solely on the Schedule 13G filed by IFC with the SEC on December 28, 2006.

(9)             All information in the table with respect to Wellington Management Company, LLP is based solely on information provided to the Company by Wellington Management Company, LLP.

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

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There have been no transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company’s Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Review, Approval or Ratification of Transactions with Related Persons

As provided in the charter of the Company’s Audit Committee, it is the Company’s policy that it will not enter into any transactions required to be disclosed under Item 404 of the SEC’s Regulation S-K unless the Audit Committee or another independent body of the Board of Directors first reviews and approves the transactions.

In addition, pursuant to the Company’s Code of Ethical Conduct and Business Practices, all employees, officers and directors of the Company and its subsidiaries are prohibited from engaging in any relationship or financial interest that is an actual or potential conflict of interest with the Company without approval.  Employees, officers and directors are required to provide written disclose to the Chief Executive Officer as soon as they have any knowledge of a transaction or proposed transaction with an outside individual, business or other organization that would create a conflict of interest or the appearance of one.

Director Independence

We are subject to the American Stock Exchange standards in determining whether a director is independent. The Board of Directors considers John J. Lendrum, III, E. Barger Miller, III, Dennis G. Strauch and Gordon Gray “independent” under the standards of the American Stock Exchange.  The Board of Directors has established three committees: the Audit Committee, the Compensation Committee, and the Nominating Committee.  All members of the Audit Committee are independent under the both the standards of the American Stock Exchange and Securities Exchange Commission rules and regulations pertaining to listed company audit committees. Although we are not required to have a separate Compensation Committee or Nominating Committee, we have determined that it is in the best interests of the Company to maintain an independent Compensation Committee and an independent Nominating Committee.  In addition to the independence standards of the American Stock Exchange, the Board of Directors considered stock ownership in the Company in determining which directors are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table lists the aggregate fees and costs billed by Johnson Miller & Co., CPA’s PC for 2005 and 2006 services identified below:

	Amount Billed
	2006		2005

Audit Fees	$297,310	(1)(2)	$139,035
Audit-Related Fees	37,233	(3)	9,027	(3)
Tax Fees	—		—
All Other Fees	—		—
Total	$334,543		$148,062

(1)             Of this aggregate amount, approximately $86,000 is attributable to fees billed by Johnson Miller & Co., CPA’s PC for services in connection with its review of our internal controls and approximately $40,000 is attributable to our S-1 registration statements.

(2)             For fiscal years 2005 and 2004, Johnson Miller & Co., CPA’s PC did not provide us with tax services or any other services.

(3)             Audit-related fees for 2006 and 2005 consist of out-of-pocket expenses.

The Board of Director’s policy is to prohibit the independent auditor from providing any non-audit services unless the service is permitted under applicable law and is pre-approved by the Audit Committee or the full Board of Directors if there is no separate Audit Committee.

During the fiscal year ended December 31, 2006, the Board of Directors approved all of the “audit-related fees.”  The Board of Directors considered whether the provision of non-audit services by Johnson Miller & Co., CPA’s PC is compatible with maintaining their independence and concluded that the provision of such services does not impair their independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2007.

BPZ Energy, Inc.

By:	/s/ Manuel Pablo Zúñiga-Pflücker
Manuel Pablo Zúñiga-Pflücker
President & Chief Executive Officer

S-1

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

14.1	Code of Ethics for Executive Officers (incorporated by reference to Exhibit 14.1 to Form 10-KSB/A filed on September 26, 2006).

21.1	Subsidiaries of the Registrant (previously filed).

23.1	Consent of Independent Registered Public Accounting Firm (previously filed).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

31.2	Certification of the Vice President — Finance and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

E-1

Exhibit Number	Description

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed).

32.2	Certification of the Vice President — Finance and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed).

E-2