Form 10-Q
period 2007-03-31
BPZ ENERGY INC
filed 2007-05-09
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-12697

BPZ ENERGY, INC.

(Exact name of registrant as specified in its charter)

Colorado	33-0502730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

580 Westlake Park Blvd., Suite 525
Houston, Texas 77079
(Address of principal executive office)

Registrant’s telephone number, including area code: (281) 556-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☒    Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 30, 2007, there were 54,497,869 shares of common stock, no par value, outstanding.

PART I

Item 1.  Financial Statements

BPZ Energy, Inc. and Subsidiaries
(An Exploratory Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$13,023,534	$25,324,233
Value added tax receivable	4,735,558	3,159,698
Inventory	1,870,411	1,945,781
Prepaid and other current assets	1,815,080	1,972,500
Total current assets	21,444,583	32,402,212

Property, equipment and construction in progress, net	50,129,809	38,726,910
Restricted cash	1,150,000	1,150,000
Investment in Ecuador property, net	1,710,708	1,757,604

Total assets	$74,435,100	$74,036,726

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,441,591	$7,376,310
Accrued liabilities	3,222,050	2,849,376
Other liabilities	127,629	119,320

Total current liabilities	12,791,270	10,345,006

Long-term debt	51,298	55,815

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized, none issued and outstanding	—	—
Common stock, no par value, 250,000,000 authorized; 54,497,869 and 54,143,717 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	97,162,961	96,574,326
Additional paid in capital	5,665,725	5,092,341
Stock subscription receivable	(230,825)	(230,825)
Deficit accumulated during the exploratory stage	(41,005,329)	(37,799,937)

Total stockholders’ equity	61,592,532	63,635,905

Total liabilities and stockholders’ equity	$74,435,100	$74,036,726

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries
(An Exploratory Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Cumulative
	Amounts from
	August 20, 2001
	(Inception) to
	March 31,	Three Months Ended March 31,
	2007	2007	2006

Revenue	$—	$—	$—

Operating and administrative expenses:
General and administrative	17,620,369	2,136,236	1,575,440
Stock-based compensation	12,626,627	959,559	542,915
Geological, geophysical and engineering	3,509,426	101,588	466,403
Depreciation expense	298,107	54,497	37,168

Total operating expenses	34,054,529	3,251,880	2,621,926

Operating loss	(34,054,529)	(3,251,880)	(2,621,926)

Other income (expense):
Income (Loss) from investment in Ecuador
property, net of amortization	1,835,942	(183,943)	189,655
Interest expense	(95,101)	(1,178)	(1,452)
Amortization of deferred financing costs	(428,000)	—	—
Registration delay expense	(4,068,480)	—	(1,031,946)
Interest income	1,537,570	240,307	222,003
Merger costs	(5,470,455)	—	—
Net loss on sale of asset	(8,835)	(8,985)	—
Miscellaneous income	(247,067)	6,661	5,000

Total other income (expense)	(6,944,426)	52,862	(616,740)

Loss before income taxes	(40,998,955)	(3,199,018)	(3,238,666)

Income taxes	6,374	6,374	—

Net loss	$(41,005,329)	$(3,205,392)	$(3,238,666)

Basic and diluted net loss per share		$(0.06)	$(0.08)

Weighted average common shares outstanding		54,309,294	40,845,270

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries
(An Exploratory Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Cumulative Amounts from August 20, 2001 (Inception) to
	March 31,	Three months ended March 31,
	2007	2007	2006

Net loss	$(41,005,329)	$(3,205,392)	$(3,238,666)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	12,626,627	959,559	542,915
Stock issued in merger	979,981	—	—
Options assumed in merger	4,490,474	—	—
Stock issued for registration delay expense	2,602,739	—	543,920
Depreciation expense	298,107	54,497	37,168
Net loss on the retirement of assets	8,835	8,985	—
Amortization of investment in Ecuador property	413,792	46,896	46,896
Amortization of deferred financing fees	428,000	—	—
Expenses paid by affiliate	629,596	—	—
Changes in operating assets and liabilities:
Increase value added tax receivable	(4,373,003)	(1,575,860)	(761,256)
Increase in inventory	(1,870,411)	75,370	—
Increase in prepaid and other current assets	(2,177,635)	157,420	(17,191)
Increase (decrease) in accounts payable	9,441,591	2,065,281	(328,097)
Increase in accrued liabilities	3,222,050	372,674	82,936
Increase in other liabilities	127,629	8,309	2,194
Net cash used by operating activities	(14,156,957)	(1,032,261)	(3,089,181)

Cash flows from investing activities:
Property, equipment and construction in progress additions	(50,436,751)	(11,466,381)	(4,411,076)
Restricted cash	(1,150,000)	—	—
Investment in Ecuador property	(1,440,000)	—	—
Net cash used by investing activities	(53,026,751)	(11,466,381)	(4,411,076)

Cash flows from financing activities:
Borrowings	2,226,826	—	—
Repayments of borrowings	(469,999)	(4,517)	(1,978)
Proceeds from exercise of warrants, net	3,868,260	—	—
Proceeds from exercise of options, net	202,460	202,460	—
Proceeds from sale of common stock, net	74,379,695	—	5,010,000
Net cash provided by financing activities	80,207,242	197,943	5,008,022

Net increase (decrease) in cash and cash equivalents	13,023,534	(12,300,699)	(2,492,235)
Cash and cash equivalents at beginning of period		25,324,233	29,455,130
Cash and cash equivalents at end of period	$13,023,534	$13,023,534	$26,962,895

Supplemental cash flow information:
Cash paid for:
Interest	$91,859	$1,178	$1,452
Foreign income tax	6,374	6,374
Non — cash items:
Common stock issued for property interest	$1,112,500	$—	$—
Warrants issued to private placement agent	325,000	—	—
Imputed financing costs	428,000	—	—
Issuance of common stock for subscription receivable	230,825	—	—
Conversion of long-term debt to common stock	685,000	—	—
Conversion of notes payable to common stock	1,020,529	—	—
Depreciation on support equipment capitalized to property and equipment	310,914	115,159	—

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries
(An Exploratory Stage Company)
Notes To Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Organization

BPZ Energy, Inc., (the “Company” or  “BPZ”) a Colorado corporation, formerly named Navidec, Inc., was incorporated in 1993 and is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. We are an exploratory stage company focused on the exploration and production of oil and natural gas and we intend to utilize part of our future natural gas production for the complementary development of gas-fired power generation.

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

In addition, through our wholly owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we own a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

We are in the exploratory stage of our oil and natural gas business and to date our activities in Peru have been primarily limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties, including detailed engineering and design of the power plant and gas processing facilities, refurbishment of one of our offshore platforms, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits and securing the required capital and financing to complete the current plan of operation.  We commenced drilling of our initial well, the CX11-21XD, in the Corvina Gas Field at the CX-11 platform in September 2006, and a total depth of 10,457 feet (9,234 feet true vertical depth) was reached in November 2006.  In March 2007, after a total of six Drill Stem Tests were conducted on separate potential pay zones from the Lower and Upper Zorritos formations, the well tested positive for both gas and oil in quantities that we believe to be commercially producible.  We are currently in the process of working over the shut-in CX11-16X well, and will then begin the drilling of our second new well in the Corvina field, to test for additional gas reserves and further appraise the oil discovery. However, we caution readers that test data is not necessarily indicative of actual results.  We have not drilled any other wells or recognized any revenues from operations, and we do not anticipate generating significant revenues from our properties prior to early 2008.

Navidec Merger Transaction

On September 10, 2004, BPZ Energy, Inc., a Texas corporation, consummated a reverse merger with Navidec, whereby BPZ-Texas became a wholly owned subsidiary of Navidec (the “Merger”). See “Business—Navidec Merger Transaction” and Note 2 to the Company’s Consolidated Financial Statements on Form 10K for the year ended December 31, 2006, as amended for detailed discussion regarding the Merger. As a result of the Merger, the shareholders of BPZ-Texas received the majority of the voting interest and control of the Board of Directors and management of the combined entity and on February 4, 2005, Navidec changed its name to BPZ Energy, Inc. Accordingly, for accounting purposes, BPZ-Texas was treated as the acquiring entity. All financial statements herein represent the historical financial statements of the accounting acquirer, BPZ—Texas. Although the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing, as the context may require, to avoid confusion.

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

Basis of Presentation

The Company’s unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as they pertain to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The consolidated balance sheet at December 31, 2006 is derived from the December 31, 2006 audited consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2007 classifications.  These reclassifications have no impact on net income.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and branch offices. All intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements

In April 2005, the FASB issued FASB Staff Position FSP FAS 19-1 provides circumstances that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future. Generally, the statement allows exploratory well costs to continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project.

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

In December 2006, the FASB issued FASB Staff Position FSP EITF 00-19-2, Accounting for Registration Payment Arrangements. This FASB Staff Position, or FSP, specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies . This FSP also requires certain disclosures regarding registration payment arrangements and liabilities recorded for such purposes. This FSP is immediately effective for registration payment arrangements entered into or modified after December 21, 2006. The guidance of this FSP is effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years for registration payment arrangements entered into prior to December 21, 2006. This FSP requires adoption by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of our stockholders’ equity accounts as of the first interim period of the year in which this FSP is initially applied. We do not expect our adoption of this FSP to materially affect our financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 – Fair Value Measurement (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this SFAS No. 157 will change current practice.  The definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  The provisions of this Statement will be effective for financial statement issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this adoption will have on the consolidated financial statements.

Note 2 — Value Added Tax Receivable

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 19%. Peru currently has an IGV early recovery program for companies during the exploration phase.  Under this program, IGV paid on the acquisition of certain goods and services used directly in hydrocarbon exploration activities can be recovered prior to a commercial discovery taking place or production and revenue billings begin. The Company has applied for early recovery of certain IGV paid since it does not anticipate first sales of oil or power to the Peruvian power market until early 2008.

The Company’s value added tax receivable balance as of March 31, 2007 was $4,735,558.  Of this balance, the

Company filed claims with the Peruvian tax authority to recover approximately $3.6 million under the IGV early recovery program, of which $1.7 million has been collected as of May 4, 2007.

Note 3 — Inventories

Inventories consist primarily of tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market.  The balance in inventory at March 31, 2007 was $1,870,411.

Note 4 — Prepaid and Other Current Assets

Below is a summary of prepaid and other current assets as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

Prepaid expenses and other	$799,624	$763,480
Deposits	69,029	68,367
Prepaid insurance	334,394	517,974
Insurance receivable	612,033	612,033
Interest receivable	—	10,646
Prepaid and other current assets	$1,815,080	$1,972,500

Prepaid expenses and other are primarily related to prepayments for drilling services, equipment rental and material procurement.  Deposits are primarily to secure delivery of the drilling rig and rent deposits in connection with the Company’s offices in Houston and Peru.  Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors and officers insurance policies.

Insurance receivable is related to the barge incident which occurred in early August 2006.  The Company incurred an operational delay of approximately three weeks resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform. As of March 31, 2007, a claim of approximately $712,000 for repairs is expected to be filed with the insurance carrier.   A deductible of $100,000 will be applied to this insurance claim when reimbursed.  See Note 11 “Commitments and Contingencies”, included herein, for further discussion.

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

Construction in progress:
Power plant and related equipment	$3,655,283	$3,581,069
Platforms and wells	37,169,143	25,759,009
Pipelines and processing facilities	2,535,593	2,535,593
Barge and related equipment	6,468,134	6,461,877
Office equipment, leasehold improvements, and vehicles	905,694	828,727
Accumulated depreciation and amortization	(604,038)	(439,365)
Net property, equipment and construction in progress	$50,129,809	$38,726,910

As of March 31, 2007, the Company incurred costs associated with its development initiatives for the exploration and production of natural gas reserves and the complementary development of proprietary gas-fired power generation for sale in Peru. In March 2007, after a total of six Drill Stem Tests were conducted on separate potential pay zones from the Lower and Upper Zorritos formations, the Company’s initial well, CX11-21XD, tested positive for both gas and oil in quantities that we believe to be commercially producible.  We are currently in the process of working over the shut-in CX11-16X well, and will then begin the drilling of our second new well in the Corvina field, to test for additional gas reserves and further appraise the oil discovery. However, we caution readers that test data is not necessarily indicative of actual results.  We have not drilled any other wells or recognized any revenues from operations, and we do not anticipate generating significant revenues from our properties prior to early 2008.  During the three months ended March 31, 2007, costs associated with the final stages of completion and testing of the first well were approximately $11.5 million.  In tandem with the gas-to-power project, the recent discovery of oil reserves in the Corvian field has prompted the Company to simultaneously direct its attention towards accelerating the development of the Corvina oil.  The accelerated oil production program will involve the procurement of production facilities, as well as storage and transportation equipment in an effort to produce and then ship the oil to a nearby refinery.  The Company is in the initial stages of this project.  In addition, the Company incurred costs for office equipment and leasehold improvements for its offices in Houston, Peru and Ecuador.  In accordance with “successful efforts” method of accounting, the Company capitalized $115,159 of depreciation expense related to support equipment to construction in progress during the three months ended March 31, 2007.

Note 6 — Investment in Ecuador Property

The Company has an investment in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1,710,708 and $1,757,604 as of March 31, 2007 and December 31, 2006, respectively.  The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense.  Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  Accordingly, the Company recorded amortization expense of $46,896 for the three months ended March 31, 2007, and the three months ended March 31, 2006.

Note 7 — Restricted Cash and Performance Bonds

In connection with its properties in Peru, the Company has obtained two performance bonds totaling $1,350,000 to guarantee certain obligations and commitments.  As of March 31, 2007, the Company had restricted cash deposits of $1,150,000, which collateralizes the performance bonds.  In addition to the cash collateral posted by the Company, an individual shareholder of the Company provided a guarantee in the amount of $200,000 to the financial institution that issued one of the bonds to secure the Company’s performance.  The performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or agreement.  All of the performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or technical evaluation agreement.

Note 8 — Long-Term Debt

On March 31, 2007, the Company had long-term debt of $51,298 compared to $55,815 in long-term debt as of December 31, 2006.  Long-term debt for both 2007 and 2006 consisted of two secured loans for the purchase of office furniture. Both loans have a term of 60 months, bearing interest at 5.94% and 9.44%, with principal and interest payments due on a monthly basis.

Note 9 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock, no par value and 250,000,000 shares of common stock, no par value, authorized for issuance.

Potentially Dilutive Securities

In addition to its shares issued and outstanding, the Company has the following potentially dilutive securities as of March 31, 2007 and December 31, 2006.  None of these potentially dilutive shares have been included in the calculation of earnings per share as the effect would be anti-dilutive.

	March 31,	December 31,
	2007	2006
Stock options outstanding	3,957,000	4,306,152
Warrants outstanding	250,000	250,000
Shares issuable to consultant for services	—	—
Contingent incentive earn-out shares	450,000	450,000
Contingent Merger earn-out shares	9,000,000	9,000,000

Total potentially dilutive securities	13,657,000	14,006,152

Shares available for grant pursuant to Long-Term Incentive Compensation Plan	1,151,000	1,156,000

On January 1, 2006, the Company adopted SFAS No. 123 — Revised 2004, Share—Based Payment (“SFAS No. 123(R)”), which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s or non-employee’s service period, which is generally the vesting period of the equity grant.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with SFAS No. 123.  As allowed under SFAS No. 123, the Company accounted for its stock-based compensation to employees using the intrinsic value method of accounting which bases compensation expense on the difference between the quoted market price of the award at the measurement date less the amount, if any, the employee is required to pay for the stock.  As of January 1, 2006, stock-based awards to employees consisted of only restricted shares valued using the market price of the Company’s traded common stock on the date of grant. The fair value method used to value restricted shares would have yielded the same fair value and compensation expense as the intrinsic value method used; thus, no pro forma results of operations are required to be presented.

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

The Company adopted SFAS No. 123(R) using the modified prospective application method and, accordingly, no prior periods have been restated as a result of the adoption of this pronouncement. Under this method, compensation cost recognized during the year ended December 31, 2006 included: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all stock-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.   The Company’s forfeiture estimates were not changed as a result of adopting SFAS No. 123(R).

The following table summarizes stock-based compensation costs recognized under SFAS 123(R) for the three months ended March 31, 2007 and the three months ended March 31, 2006:

	Three Months Ended
	March 31,
	2007	2006

Employee stock—based compensation costs	$942,459	$467,915
Non-employee stock-based compensation	17,100	75,000
	$959,559	$542,915

See below for a detailed discussion regarding the Company’s employee long-term incentive compensation plan and stock-based payments to non-employees.

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

A summary of the Company’s restricted stock award activity and related information is presented below:

		Weighted—
	Number of	Average
	Restricted	Fair Value
	Shares	Per Share
Non-vested balance at December 31, 2006	746,500	$4.01
Granted	5,000	3.80
Vested	—	—
Forfeited	—	—
Non-vested balance at March 31, 2007	751,500	$4.01

As of March 31, 2007, there was approximately $1.1 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

No performance shares were outstanding as of March 31, 2007.

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

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for options granted during the three months ended March 31, 2007. During the three months ended March 31, 2007 and March 31, 2006, no options were granted by the Company. The expected life of the options represents the period of time the options are expected to be outstanding. For the three months ended March 31, 2007, the expected term of options granted was derived based on a weighting between (a) the Company’s historical exercise and forfeiture activity and (b) the average midpoint between vesting and the contractual term. For the three months ended March 31, 2006, the expected term of options granted was based on the contractual term.  In the future, as information regarding post-vesting termination becomes more accessible, the Company may change the method of deriving the expected term. This change could impact the fair value of options granted in the future. The Company expects to refine the method of deriving the expected term no later than January 1, 2008.  For the three months ended March 31, 2007 and March 31, 2006, our expected volatility is based on the historical volatility of our stock for a period approximating the expected life.  The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted. The dividend yield is based on our history of dividend payouts.

	2007	2006
Expected life (years)	6	10
Risk-free interest rate	4.7%	2.5%
Volatility	86.00%	76.12%
Dividend yield	0%	0%
Weighted-average fair value per share at grant date	$—	$—

A summary of our stock option activity and related information is presented below:

During the three months ended March 31, 2007 a total of 141,500 options were exercised.  As of March 31, 2007, there was approximately $2.4 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of approximately 1.4 years.

The following tables summarizes information about stock options outstanding as of March 31, 2007:

	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
	Number of	Life	Exercise Price	Number of	Exercise Price
Range of Exercise Prices	Options	(In years)	Per Option	Options	Per Option
1.30	892,000	6.69	$1.30	892,000	$1.30
2.00	1,191,500	6.69	2.00	1,191,500	2.00
3.20	580,000	8.29	3.20	100,000	3.20
3.35	750,000	8.46	3.35	—	—
4.00	372,500	8.78	4.22	—	—
Total(1)	3,786,000	7.49	$2.50	2,183,500	$1.77

(1)          171,000 outstanding options have been excluded from this total as they relate to options assumed in the Company’s Merger with Navidec.

		Weighted—
		Average
	Number of	Exercise Price
	Options	Per Option
Non-vested balance at December 31, 2006	2,102,500	$3.07
Granted	—	—
Vested	(500,000)	1.30
Non-vested balance at March 31, 2007	1,602,500	$3.51

Pursuant to a Settlement Agreement and Mutual Release entered into on May 19, 2006 between the Company, Mr. McKowen and Navidec Financial Services (“NFS”), the vesting period related to the 500,000 nonvested options outstanding as of December 31, 2006, was extended from September 10, 2006 to one year following the effective date of the registration with the SEC of the shares NFS received in the Merger with Navidec. The registration of these shares underlying these options became effective on December 15, 2006 and, as a result, the expiration date for the remaining options was extended to December 16, 2007.  The extension of the vesting period did not result in a revaluation of these options, as the number of options that the Company expects to vest did not change as a result of the modification.  In March 2007, such funding received by the Company exceeded the $6,000,000 target and as a result, the remaining 500,000 options vested.

The aggregate intrinsic value of stock options outstanding at March 31, 2007 was approximately $13.2 million, of which approximately $9.2 million relates to awards vested and exercisable and approximately $4.0 million relates to awards expected to vest. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of March 31, 2007 exceeds the exercise price of the option.

Warrants

As of March 31, 2007, the Company had 250,000 warrants outstanding.  For their role as placement agent, in connection with the private placement of 11,466,000 shares of common stock in July 2005, Morgan Keegan & Company, Inc. received fully vested warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share. Such warrants expire on July 19, 2010. These warrants were valued at $325,000 using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs.

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

All warrants issued were valued using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs.  The following table presents the weighted-average assumptions used in the option pricing model for options granted during the three months ended March 31, 2007 and the same period ended 2006.  No warrants were granted during the three months ended March 31, 2007 or March 31, 2006.  The same methodologies applied to determine the assumptions used to value the options noted above were also used in valuing the warrants issued to Morgan Keegan & Company.

	2007	2006
Expected life (years)	1.6	1.6
Risk-free interest rate	4.7%	4.9%
Volatility	86.0%	64.7%
Dividend yield	0%	0%
Weighted-average fair value per share at grant date	$—	$—

No warrants were exercised during the three months ended March 31, 2007.

Contingent Incentive Earn-Out Shares

During 2005, the Company’s Board of Directors awarded a total of 485,000 shares of incentive stock awards to three of the Company’s officers. The incentive stock awards vest and the earn-out shares are issuable once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007, the same target applicable to the Merger earn-out shares (see below).  However, one of the Company’s officers resigned from the Company and its subsidiaries effective June 15, 2006, and as a result 225,000 of the unvested contingent incentive stock awards, representing $990,000 of future possible compensation expense, were forfeited.  Subsequently, 190,000 shares of those 225,000 shares awarded to the former officer were reassigned to his replacement who was originally awarded 35,000 shares.  As of March 31, 2007, the total of outstanding awards related to the incentive stock awards was 450,000 shares with a possible combined future expense of $1,980,000.  Of this amount, approximately $204,828 corresponds to the three months ended March 31, 2007 and the same period ended March 31, 2006, respectively.  Since the Company has not yet obtained a firm financing sufficient to achieve the earn-out target applicable to the Merger earn-out shares, the Company does not, as of March 31, 2007, consider the achievement of this target to be probable for accounting purposes and is not currently accruing the associated stock-based compensation expense.

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

Note 10 — Affiliate and Related Party Transactions

As of March 31, 2007 and March 31, 2006, the Company had no outstanding balances with affiliates or related parties.

Note 11 — Commitments and Contingencies

Barge Incident

In early August 2006, the Company incurred an operational delay of approximately three weeks resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform. No injuries were sustained by any of the Company’s staff, nor to any of the tug boat operator’s crew members. The BPZ-01 is a U.S. flagged vessel and as such was inspected after the incident by the U.S. Coast Guard, to its satisfaction. The barge resumed normal operations immediately thereafter. Based upon information currently available, the Company estimates that total expenditures related to this incident will be approximately $1.1 million. As of March 31, 2007, approximately $382,000 has been incurred for barge recovery and temporary repairs to the vessel.  In addition, the Company expects to incur approximately $330,000 in permanent repairs to the barge and approximately $432,000 of consequential damages, primarily stand-by charges.  As of April 30, 2007, the Company has not presented a final claim to its insurance carrier for the barge repairs and is negotiating a settlement agreement with a third party for recovery of any damages not covered through its insurance.  The Company believes the majority of the costs associated with this incident will be reimbursed through insurance or through a third party. No assurances can be given, however, that any such recoveries will be sufficient to cover all costs associated with this incident or to the timing of any such recoveries. This incident is not expected to have a material impact on the Company’s operations or business plan.

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

Peru Properties

As of March 31, 2007, in connection with our Peru properties, we have deposited approximately $1.2 million as restricted cash to collateralize two performance bonds which guarantee our various obligations and commitments under one of our license contracts and another agreement. The performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or agreement.  We will be required to deposit approximately $1.0 million as restricted cash to collateralize a new performance bond in connection with the beginning of the third exploration period under our Block Z-1 license contract, which begins in June 2007.  In addition, although we are still negotiating the terms of our commitments under our license contracts for Blocks XXII and XXIII, we anticipate having to deposit funds as restricted cash to collateralize performance bonds to guarantee our obligations totaling approximately $1 million in mid to late 2007.

In connection with our onshore Block XIX license contract, we plan to shoot 200 kilometers of 2-D seismic surveys during the second quarter of 2007.  Depending on the results of this work, we may elect to drill an exploratory well.  We have secured the environmental permits and other authorizations to perform seismic testing in this block.

The Company acquired four offshore platforms in connection with its Block Z-1 property. The Company recently completed the refurbishment of one of the offshore platforms and intends to maintain all of such platforms for use throughout the life of the Block Z-1 contract. These platforms revert back to the Government of Peru at the end of the contract, provided they are in good working condition, with no further obligation to the company to dismantle or remove them. The Company and its legal advisors have reviewed Peruvian law and existing regulations from the Peruvian Ministry of Energy and Mines in conjunction with the requirements of SFAS No. 143 “Accounting for Asset Retirement Obligations” (“ARO”) as it applies to tangible long lived assets and their future retirement and dismantlement. The Company has concluded there is no legal obligation to dismantle the platforms, as defined in SFAS No. 143, and therefore recognition of an ARO is not required. Accordingly, no such provision is reflected in the accompanying consolidated financial statements. If, however, current laws or regulations were changed or the platforms were no longer in good working order, the Company could be obligated to dismantle and remove them. The current estimated cost to dismantle an offshore platform is estimated to be approximately $2 million, depending upon the condition of the platform and the depth of the water.

In December 2005, the Company signed a drilling contract with Petrex S.A., a subsidiary of Saipem SpA of Italy. Under the contract, Petrex S.A. will provide a platform rig capable of drilling to 16,000 feet and upgrade the rig to meet the Company’s specifications. The Company intends to utilize the rig for the initial development of the Corvina gas field and may also utilize it for the expected development of the Albacora oil field, and potential appraisal wells in the Piedra Redonda gas field. The Company has agreed to pay a $5.5 million fee to mobilize and upgrade the rig. In exchange, the Company will receive a competitive fixed day rate and exclusive rights to use the rig, at its option, during the two-year period which commenced in September 2006.

In December 2005, the Company notified Perupetro that it had decided to exercise its exclusive option to convert its technical evaluation agreement on Area VI, into a license contract.  The new area renamed as Block XXII, consists of approximately 948,000 acres and will encompass a significant portion of the Lancones basin.  After the license contract has been signed for this block, the Company will be required to post a performance bond to guarantee certain obligations and commitments. However, negotiations on the terms of the license contract are still underway and the Company has not been officially awarded the license contract.  Accordingly, the Company does not have sufficient information to determine the timing, nor estimate the value of the performance bond to be posted in connection with this property.

In July 2006, Perupetro informed the Company that its proposal for Block XXIII, which consists of approximately 248,000 acres and is located onshore in northwest Peru between the Company’s Blocks Z-1 and XIX, was the winning bid in the tender process.  The Company has presented all necessary documentation to become the qualified operator of this new block under an exploration and production license contract. The Company’s proposal covers only the exploration period and commits the Company to drill a certain number of wells, acquire certain amount of either 2-D or 3-D seismic data and prepare an integrated geological, geochemical and reservoir engineering evaluation of the hydrocarbon prospects in the block.  After the license contract has been signed for this block, the Company will be required to post a performance bond to guarantee certain obligations and commitments. However, negotiation on the terms of the license contract is still underway, and the Company has not been officially awarded the license contract.  The Company therefore does not have sufficient information to determine the timing, nor estimate the value of the performance bond to be posted in connection with this property.

Financing Activities

On December 20, 2006, the International Finance Corporation’s (“IFC”) Board of Executive Directors approved a $120 million financial package.  IFC is the private sector arm of the World Bank Group based in Washington, D.C.  As part of the financing, we completed a private placement of 6,500,000 shares of common stock, no par value, to the IFC pursuant to a Subscription Agreement dated December 18, 2006.  The common stock was priced at $3.00 per share resulting in proceeds to us of approximately $19.5 million.  The offering was placed directly by us and there were no placement fees.  The remaining $100.5 million portion of IFC financing consists of $30.5 million of debt facilities for IFC’s own account and $70 million of debt facilities for the account of third-party financial institutions.  Syndication of the third-party debt component is expected to take place during the second or third quarter of 2007.  The remaining debt portion of the financing is subject to identification of the lending syndicate members and subsequent negotiation and approval of the necessary loan documentation.   As of April 30, 2007, the third-party debt syndication has not been completed.

The Company will continue to make commitments in the ordinary course of business as it pursues its development plans for the properties.

Note 12 — Legal Proceedings

SEC Inquiry of Navidec

Navidec was advised in February 2004 that the SEC was conducting an informal inquiry to determine whether Navidec had violated federal securities laws. Based on the information made available to the Company, it believes the SEC’s investigation related, at least in part, to the restatement of Navidec’s reported earnings for the first and second quarters of 2003. This restatement was reported in Navidec’s Form 10-Q for the third quarter of 2003 filed on December 11, 2003.

In December 2004, the Company received notice that the SEC had issued an Order Directing a Private Investigation and Designating Officers to Take Testimony and would be conducting a formal investigation. Pursuant to the Merger Agreement, the Company has been indemnified by NFS for the costs of the SEC investigation, and NFS has borne the costs incurred to date. The Company is not aware of any activity concerning this matter during the last year or of any actions the SEC may intend to take with respect to this matter. No assurance can be given, however, that the investigation has been and will be resolved without negative consequences to the Company.

Note 13 — Subsequent Events

As discussed above in Note 11, On December 20, 2006, the IFC’s Board of Executive Directors approved a $120 million financial package.  As part of the financing, the Company completed a private placement of 6,500,000 shares of common stock, no par value, to the IFC pursuant to a Subscription Agreement dated December 18, 2006.  On April 18, 2007, the Form S-1 Registration Statement filed February 8, 2007 and subsequently amended on March 27, 2007, covering the 6,500,000 shares was declared effective and the related prospectus was filed accordingly.

In April, 2007, the Company awarded a seismic contract to PGS Geophysical, to shoot 200 kilometers of 2-D seismic testing in Block XIX.  The contract amount is for approximately $4 million and is scheduled to commence during the second quarter, 2007.

On April 20, 2007, the Company agreed in principal to a private placement of its common stock for gross proceeds of approximately $35 million.  On May 4, 2007, pursuant to a Stock Purchase Agreement, the Company committed to sell approximately 6.7 million shares to sixteen institutional and accredited investors at a price of $5.25 per share.  The Company expects to use the proceeds from this offering primarily in an effort to accelerate the Corvina oil development and otherwise will be used consistent with the Company’s operating plan as described in the Company’s public filings.  The private placement shares will be issued under Regulation D of the Securities Act of 1933, as amended.  The shares issued will be restricted shares and will not be eligible for trading until registered with the SEC.  The Company committed to file a registration statement covering the shares no later than 30 days after the closing, and will use its reasonable best efforts to obtain its effectiveness no later than 60 days after filing the registration statement, or in the event of SEC review, 90 days after filing.  The Company is subject to a maximum aggregate penalty of 18% of the purchase price or $6.3 million if the registration statement related to the offering is not filed or declared effective within the timelines outlined above.  At the option of each investor, penalties are payable in cash or common stock of the Company.   Management believes that the possibility of the Company being subject to such penalty in future periods is remote, as determined under SFAS 5, “Accounting for Contingencies”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A.  “Risk Factors” included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.

BPZ Energy, Inc., (the “Company” or “BPZ”) a Colorado corporation, formerly named Navidec, Inc., was incorporated in 1993 and is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. We are an exploratory stage company focused on the exploration and production of oil and natural gas and we intend to utilize part of our future natural gas production for the complementary development of gas-fired power generation.

On September 10, 2004, BPZ Energy, Inc., a Texas, (BPZ-Texas”) corporation consummated a reverse merger with Navidec, Inc., a Colorado corporation (“Navidec”), whereby BPZ-Texas became a wholly owned subsidiary of Navidec (the “Merger”). See “Business—Navidec Merger Transaction” and Note 2 to the Company’s Consolidated Financial Statements, both included our December 31, 2006 Form 10-K, for detailed discussion regarding the Merger.

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

In addition, through our wholly owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we own a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

We are in the exploratory stage of our oil and natural gas business and to date our activities in Peru have been primarily limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties, including detailed engineering and design of the power plant and gas processing facilities, refurbishment of one of our offshore platforms, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits and securing the required capital and financing to complete the current plan of operation.  We commenced drilling of our initial well, the CX11-21XD, in the Corvina Gas Field at the CX-11 platform in September 2006, and a total depth of 10,457 feet (9,234 feet true vertical depth) was reached in November 2006.  In March 2007, after a total of six Drill Stem Tests were conducted on separate potential pay zones from the Lower and Upper Zorritos formations, the well tested positive for both gas and oil in quantities that we believe to be commercially producible.  We are currently in the process of working-over the shut-in CX11-16X well, and will then begin drilling our second new well in the Corvina field, to test for additional gas reserves and further appraise the oil discovery. However, we caution readers that test data is not necessarily indicative of actual results.  We have not drilled any other wells or recognized any revenues from operations, and we do not anticipate generating significant revenues from our properties prior to early 2008.

Plan of Operation

Corvina Oil Development and Gas-to-Power

Our plan of operation is initially focused on the development and exploitation of the oil and natural gas resource opportunities in the offshore Block Z-1 in northwest Peru, in which we own a 100% working interest.  In order to achieve our objectives, we must obtain significant financing from external sources.  To date we have raised approximately $115 million through several private placements of our common stock.  On December 20, 2006, the International Finance Corporation’s (“IFC”) Board of Executive Directors approved a $100 million debt financing package related to this project.  In addition, on April 20, 2007, the Company agreed in principal to a private placement of its common stock for gross proceeds of approximately $35 million.  On May 4, 2007 pursuant to a Stock Purchase Agreement, the Company committed to sell approximately 6.7 million shares to sixteen institutional and accredited investors at a price of $5.25 per share.  The proceeds from this offering will be used primarily in an effort to fast-track the Corvina oil development and otherwise will be used consistent with the Company’s operating plan as described in the Company’s public filings.  The private placement shares will be issued under Regulation D of the Securities Act of 1933, as amended.  The shares issued will be restricted shares and will not be eligible for trading until registered with the SEC.  The Company committed to file a registration statement covering the shares no later than 30 days after the closing, and will use its reasonable best efforts to obtain its effectiveness no later than 60 days after filing the registration statement, or in the event of SEC review, 90 days after filing.  The Company is subject to a maximum aggregate penalty of 18% of the purchase price or $6.3 million if the registration statement related to the offering is not filed or declared effective within the timelines outlined above.  At the option of each investor, penalties are payable in cash or common stock of the Company.  Management believes that the possibility of the Company being subject to such penalty in future periods is remote, as determined under SFAS 5, “Accounting for Contingencies”.  See “Liquidity, Capital Resources and Capital Expenditures” below for further discussion.

Our Corvina Oil Development project, has an estimated initial capital budget of $17 million.  In order to accelerate our oil production program in the Corvina field we will need to secure production equipment, as well as storage and transportation barges, to enable us to produce and then transport the oil to a nearby refinery.  We are in the initial stages of this project. We are planning to complete this project for first sales of oil in late 2007, though this schedule is subject to many factors outside our control, including obtaining all necessary equipment and no assurance can be given that we can meet this schedule.

Our Corvina Gas-to-Power project, with an estimated capital budget of $132.3 million, entails the refurbishment of the Corvina CX-11 platform, rehabilitation of an existing well and the drilling of two new wells, installation of a 10-mile gas pipeline from the platform to shore, construction of gas processing facilities and a 160 megawatt (“MW”) simple-cycle electric generating plant, and the construction of a 40-mile gas pipeline to supply gas to third party generators in Arenillas, Ecuador

Our first priority in the Corvina Gas-to-Power project is drilling the initial gas wells in the Corvina Gas Field to develop reserves and establish deliverability at expected levels. In December 2005, we signed a drilling contract with Petrex S.A., a subsidiary of Saipem SpA of Italy. Under this contract, Petrex S.A. provided us with a platform rig capable of drilling to 16,000 feet and upgraded the rig to meet our specifications. We paid $5.5 million to upgrade and mobilize the rig. In exchange, we received a competitive fixed day rate and exclusive rights to use the rig, at our option, during the two-year period commencing with delivery of the rig in September 2006. In addition, after the guaranteed two-year period, we have the option to extend the contract for an additional year at market rates.

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

The Corvina Gas Field has two existing platforms, the CX-11, which we recently refurbished and the CX-13, which we plan to refurbish in the future. The CX-11platform was evaluated as fit for operations by the independent risk management consulting firm of ABSG Consulting, Inc.

We have completed drilling our first well and we plan to drill an additional new well from the Corvina CX-11 platform which also has a shut-in gas well which we intend to recomplete and utilize for gas production. We have secured all tubular goods required to meet our expected needs for the second well and the recompletion well. We have obtained the required environmental and drilling permits in order to commence drilling operations.  We commenced drilling of our initial well, the CX11-21XD, in the Corvina Gas Field at the CX-11 platform in September 2006 and a total depth of 10,457 feet (9,234 feet true vertical depth) was reached in November 2006. In March 2007, after a total of six Drill Stem Tests (DST) were conducted on separate potential pay zones from the Lower and Upper Zorritos formations, the well tested positive for both gas and oil in quantities that we believe to be commercially producible. However, we caution the reader that test results are not necessarily indicative of actual production.  The gas is essentially pure methane with no impurities, making it ideal for the Company’s proposed 160 MW power plant project, discussed further below, which will require 40 MMcfpd of feedstock.  The drilling of this first well at Corvina fulfills our contractual exploration commitment under the current second exploration period of the Block Z-1 License Contract. We are currently working-over the shut-in CX11-16X well, and will then begin drilling our second new well in the Corvina field, to test for additional gas reserves and further appraise the oil discovery.

Our initial plan of operation envisions the installation of a Company-owned 160 MW simple-cycle, gas-fired, electric generation plant at Nueva Esperanza, near the town of Caleta Cruz, in northwest Peru. In August 2005, we awarded the turnkey contract for the engineering, procurement and construction of the power plant project to BTEC Turbines LP of Houston (“BTEC”). The contract was awarded following a comprehensive six-month bidding process that included field visits by all of the bidders. The engineering portion of the contract is ongoing and nearing completion.  Final terms of the procurement and construction portions of contract are currently being negotiated. BTEC is expected to supply two General Electric Frame 7EA simple-cycle gas-fired turbines. BTEC will also act as the main contractor for the design, transportation, construction, startup and commissioning of the power plant. Our plan is to own 100% of the power plant. Accordingly, our revenues from the natural gas delivered to the power plant will be derived from the sale of electricity.

To transport the natural gas from the Corvina Gas Field to our planned power plant we intend to construct a 10-mile offshore pipeline. The power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 360 MW of power. In order to support our proposed electric generation project, we commissioned an independent power market analysis for the region. The Peruvian electricity market is deregulated and power is transported through an interconnected national grid managed by the Committee for Economic Dispatching of Electricity. Based on this study, we believe we will be able to sell economic quantities of electricity from the initial 160 MW power plant. The market study also indicates that there may be future opportunities for us to generate and sell significantly greater volumes of power into the Peruvian and Ecuadorian power markets.

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

In addition to the initial Corvina Gas-to-Power and Corvina Oil development projects described above, we have exploration and development rights to other fields within Block Z-1 and Blocks XIX, XXII and XXIII.  We plan to seek additional financing for these projects from industry or capital market sources, and we are not currently planning to make significant capital expenditures for seismic acquisition, excluding Block XIX as described below, or other exploration and development activities beyond our initial Corvina Gas-to-Power project as described above, until we have secured such additional financing. Below is a brief summary of some of our possible future exploration and development projects.

Block Z-1

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

In connection with our onshore Block XIX license contract, we plan to shoot 200 kilometers of 2-D seismic surveys during the second quarter of 2007.  Depending on the results of this work, we may elect to drill an exploratory well.  We have secured the environmental permits and other authorizations to perform seismic testing in this block.

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

Results of Operations

	For the three months ended March 31,
	2007	2006	Increase/ (Decrease)
General and administrative	$2,136,236	$1,575,440	$560,796
Stock-based compensation	959,559	542,915	416,644
Geological, geophysical and engineering	101,588	466,403	(364,815)
Depreciation expense	54,497	37,168	17,329
Total operating expenses	$3,251,880	$2,621,926	$629,954

Our operating and administrative expenses to date have consisted principally of general and administrative costs as well as geological, geophysical and engineering costs.  General and administrative costs have increased significantly from $1,575,440 during the three months ended March 31, 2006 to $2,136,236 during the three months ended March 31, 2007 as a result of our increased activity levels, additional personnel and costs associated with being a public company.  We incurred $101,588 of geological, geophysical and engineering costs in the first quarter of 2007 primarily related to the continued development of our Corvina Gas-to-Power project, compared to $466,403 during the comparable periods of 2006 primarily related to the commencement of our Corvina Gas-to-Power project.

Stock-based compensation expense for the three months ended March 31, 2007 was approximately $959,559, compared to $542,915 during the same period in 2006.  Stock based compensation expense is primarily related to our 2005 and 2006 restricted stock grants and accrued stock-based compensation under our 2005 Long-Term Incentive Plan.

We received net cash distributions from our Ecuador property of $162,288 for the three months ended March 31, 2007 compared to net cash distributions of $236,551 during the three months ended March 31, 2006.  However, due to capacity problems at the local refinery in Ecuador, anticipated oil sales from the December production were not realized  during January 2007 in the amount of approximately $137,047.  Since our investment consists of an interest in a producing oil and gas property, we are amortizing the investment on a straight-line basis over the remaining term of the license agreement covering the property.  Accordingly, we recorded $46,896 of amortization expense during the three months ended March 31, 2007, and the three months ended March 31, 2006.

We incurred interest expense of $1,178 during the three months ended March 31, 2007, compared with $1,452 for the three months ended March 31, 2006.  Interest expense is primarily related to other debt.

We did not incur any registration delay expense for the three months ended March 31, 2007.  During the three month period ended March 31, 2006 we recorded registration delay expense totaling $1,031,946, of which approximately $488,026 was paid in cash and $543,920 was settled by issuance of 196,624 shares of common stock.  In connection with the private placement of 11,466,000 common shares in July 2005, we were obligated to prepare and file with the SEC a Registration Statement on Form S-1 and to use our best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days from closing. The Registration Statement had not been declared effective by the required date and we were liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $343,000, for each thirty day period until the Registration Statement is declared effective by the SEC. In addition, in connection with the private placement of 4,482,000 common shares in March 2006, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 within ninety days, and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days, from March 8, 2006.  The Registration Statement was not filed or declared effective by the required dates and we were liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $50,010, for each thirty day period until the Registration Statement is declared effective by the SEC.  On November 8, 2006, the SEC declared effective the Registration Statement on Form S-1 covering the common shares issued in connection with the July 19, 2005, March 10, 2006, and June 30, 2006, private placements.

As a result of the increased cash balance from the various private placements of our common stock during 2005 and 2006, we received interest income of $240,307 during the three months ended March 31, 2007 as compared to $222,003 for the three month period ended March 31, 2006.

We realized foreign tax expense of $6,374 for the three months ended March 31, 2007.  The tax is related to the revenues from our 10% non-operated working interest in the Santa Elena Property in southwestern Ecuador.  No tax expense was incurred for the three months ended March 31, 2006.

We realized a net loss of $3,205,392 or $0.06 per share, during the three months ended March 31, 2007, compared to a net loss of $3,238,666, or $0.08 per share, for the same period in 2006.

Project Capital Budget (Corvina Oil and Gas-to-Power)

($ in millions)
Power plant and related equipment	$50.4
Pipelines and processing facilities	55.6
Platform and wells	38.3
Contingencies	5.0
Total estimated capital budget	$149.3

Liquidity, Capital Resources and Capital Expenditures

We currently have no source of revenue or positive cash flow from operations, and our primary source of cash flow has been cash proceeds from private placements of our common stock.  As of March 31, 2007, our cash balance was approximately

$13.0 million.

On December 20, 2006, the IFC Board of Executive Directors approved a $120 million financial package.  IFC is the private sector arm of the World Bank Group based in Washington, D.C.  As part of the financing, we completed a private placement of 6,500,000 shares of common stock, no par value, to the IFC pursuant to a Subscription Agreement dated December 18, 2006.  The common stock was priced at $3.00 per share resulting in proceeds to us of approximately $19.5 million.  The offering was placed directly by us and there were no placement fees.  Subsequently, the registration statement on Form S-1 covering the shares was declared effective on April 18, 2007, and the related prospectus was filed accordingly.  The remaining $100.5 million portion of IFC financing consists of $30.5 million of debt facilities for IFC’s own account and $70 million of debt facilities for the account of third-party financial institutions.  Syndication of the third-party debt component by IFC is expected to take place late in the second quarter or early third quarter of 2007 with disbursements expected shortly thereafter.  The remaining debt portion of the financing is subject to identification of the lending syndicate members and subsequent negotiation and approval of the necessary loan documentation.

During the three months ended March 31, 2007, we incurred capital expenditures of approximately $11.5 million primarily related to completion and testing of our first well and the commencement of the recompletion program on our second well in the Corvina field.  In comparison, during the three months ended March 31, 2006, we incurred capital expenditures of approximately $4.4 million primarily from continued work on the refurbishment of the Corvina platform and power plant and gas processing facilities designs.

In early August 2006, we incurred an operational delay of approximately three weeks resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina CX-11 platform. No injuries were sustained by any of our staff, nor to any of the tug boat operator’s crew members. The BPZ-01 is a U.S. flagged vessel and as such was inspected after the incident by the U.S. Coast Guard, to its satisfaction. The barge resumed normal operations immediately thereafter. Based upon information currently available, the Company estimates that total expenditures related to this incident will be approximately $1.1 million. As of December 31, 2006, approximately $382,000 has been incurred for barge recovery and temporary repairs to the vessel.  In addition, the Company expects to incur approximately $330,000 in permanent repairs to the barge and approximately $432,000 of consequential damages, primarily stand-by charges. As of the April 30, 2007, we have not presented a final claim to our insurance carrier for the barge repairs and we are negotiating a settlement agreement with a third party for recovery of any damages not covered through our insurance. We believe the majority of the costs associated with this incident will be reimbursed through insurance or through a third party. No assurances can be given, however, that any such recoveries will be sufficient to cover all costs associated with this incident or to the timing of any such recoveries. This incident did not have a material impact on our operations or business plan.

As of March 31, 2007, in connection with our Peru properties, we have deposited approximately $1.2 million as restricted cash to collateralize two performance bonds which guarantee our various obligations and commitments under one of our license contracts and another agreement. The performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or agreement.  We will be required to deposit approximately $1.0 million as restricted cash to collateralize a new performance bond in connection with the beginning of the third exploration period under our Block Z-1 license contract, which begins in June 2007.  In addition, although we are still negotiating the terms of our commitments under our license contracts for Blocks XXII and XXIII, we anticipate having to deposit funds as restricted cash to collateralize performance bonds to guarantee our obligations totaling approximately $1 million in late 2007.

In connection with our Block XIX license contract, we plan to shoot 200 kilometers of 2-D seismic during the second quarter, 2007.  Depending on the results of this work, we may elect to drill an exploratory well.  We estimate the cost to acquire this seismic data to be approximately $4 million.

On April 20, 2007, the Company agreed in principal to a private placement of its common stock for gross proceeds of approximately $35 million.  On May 4, 2007, pursuant to a Stock Purchase Agreement, the Company committed to sell approximately 6.7 million shares to sixteen institutional and accredited investors at a price of $5.25 per share.  The proceeds from this offering will be used primarily in an effort to fast-track the Corvina oil development and otherwise will be used consistent with the Company’s operating plan as described in the Company’s public filings.  The private placement shares will be issued under Regulation D of the Securities Act of 1933, as amended.  The shares issued will be restricted shares and will not be eligible for trading until registered with the SEC.  The Company committed to file a registration statement covering the shares no later than 30 days after the closing, and will use its reasonable best efforts to obtain its effectiveness no later than 60 days after filing the registration statement, or in the event of SEC review, 90 days after filing.  The Company is subject to a maximum aggregate penalty of 18% of the purchase price or $6.3 million if the registration statement related to the offering is not filed or declared effective within the timelines outlined above.  At the option of each investor, penalties are payable in cash or common stock of the Company.  Management believes that the possibility of the Company being subject to such penalty in future periods is remote, as determined under SFAS 5, “Accounting for Contingencies”.

The Company believes that, based upon the test results from the initial well CX 11-21XD, this additional equity financing will enable the Company to achieve the production goal in the Merger Agreement.  The Merger Agreement provides for the issuance of an additional 9,000,000 shares of common stock to the former shareholders of BPZ-Texas once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company of not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

	Payments Due by Period at March 31, 2007
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations:
Long-term debt obligations(1)	$77,605	$21,657	$55,948	$—	$—
Operating lease obligations(2)	703,180	197,224	505,956	—	—
Purchase obligations(3)	7,158,184	7,158,184	—	—	—
Total	$7,938,970	$7,377,066	$561,904	$—	$—

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

Disclosure Regarding Forward-Looking Statements

We caution that this document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-Q which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts,” “plans” and similar expressions, or the negative thereof, are also intended to identify forward-looking statements.  In particular, statements, expressed or implied, concerning future operating results, the ability to replace or increase reserves, or to increase production, or the ability to generate income or cash flows are by nature, forward-looking statements.  These statements are based on certain assumptions and analyses made by the management of BPZ in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, forward-looking statements are not guarantees of performance and no assurance can be given that these expectations will be achieved.

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, availability of capital resources, timing of syndication of and disbursements under the anticipated IFC debt facility, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to us is included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

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

Interest Rate Risk.

As of March 31, 2007, the Company had long-term debt of $51,298, consisting of two secured loans for the purchase of office furniture. Both loans have a term of 60 months and bear interest at fixed rates of 5.94% and 9.44%, with principal and interest payments due on a monthly basis. Significant changes in market interest rates may significantly affect the level of financing that the IFC will structure with respect to our project in Peru.

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

Foreign Currency Exchange Rate Risk.

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador. Ecuador has adopted the U.S. Dollar as its official currency. Peru, however, still uses its local currency, Nuevo Soles, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation of that country. Transaction differences have been nominal to-date but are expected to increase as our activities in Peru continue to escalate.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President - Finance and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation our Chief Executive Officer and Vice President - Finance and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2007, there was no change in internal control over financial reporting that materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

See Note 12 of the Notes to Consolidated Financial Statements included in Part I, Item I, which is incorporated herein by reference.

Item 1A.  Risk Factors

Item 1A, “Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, includes a detailed discussion of our risk factors.  There are no material changes in our risk factors as previously described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of the Vice President – Finance and Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Vice President – Finance and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2007

BPZ ENERGY, INC.

/s/ Manuel Pablo Zúñiga-Pflücker
Manuel Pablo Zúñiga-Pflücker
President and Chief Executive Officer