Form 10-Q
period 2007-06-30
BPZ ENERGY INC
filed 2007-08-09
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

or

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

As of July 31, 2007, there were 62,524,069 shares of common stock, no par value, outstanding.

PART I

Item 1.  Financial Statements

BPZ Energy, Inc. and Subsidiaries

(An Exploratory Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$30,174,969	$25,324,233
Private placement receivable	942,300	—
Value added tax receivable	5,347,999	3,159,698
Inventory	1,955,640	1,945,781
Prepaid and other current assets	2,377,090	1,972,500
Total current assets	40,797,998	32,402,212

Property, equipment and construction in progress, net	69,261,471	38,726,910
Restricted cash	1,995,000	1,150,000
Investment in Ecuador property, net	1,663,812	1,757,604

Total assets	$113,718,281	$74,036,726

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,440,321	$7,376,310
Accrued liabilities	5,944,629	2,849,376
Other liabilities	155,121	101,975
Current maturity of long-term debt	695,865	17,345
Current taxes payable	35,325	—

Total current liabilities	13,271,261	10,345,006

Long-term debt	5,548,310	55,815

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized, none issued and outstanding	—	—
Common stock, no par value, 250,000,000 authorized; 62,354,069 and 54,143,717 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	136,370,018	96,574,326
Additional paid in capital	5,247,777	5,092,341
Stock subscription receivable	(230,825)	(230,825)
Deficit accumulated during the exploratory stage	(46,488,260)	(37,799,937)

Total stockholders’ equity	94,898,710	63,635,905

Total liabilities and stockholders’ equity	$113,718,281	$74,036,726

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(An Exploratory Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Cumulative
	Amounts from
	August 20, 2001
	(Inception) to
	June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2007	2006	2007	2006
Revenue	$—	$—	$—	$—	$—

Operating and administrative expenses:
General and administrative	20,445,142	2,824,773	1,864,396	4,961,009	3,439,836
Stock-based compensation	13,568,590	941,963	807,178	1,901,522	1,350,093
Geological, geophysical and engineering	5,378,089	1,868,663	397,304	1,970,251	863,707
Depreciation expense	350,396	52,289	58,069	106,786	95,237

Total operating expenses	39,742,217	5,687,688	3,126,947	8,939,568	5,748,873

Operating loss	(39,742,217)	(5,687,688)	(3,126,947)	(8,939,568)	(5,748,873)

Other income (expense):
Income from investment in Ecuador property, net of amortization	1,789,046	(46,896)	398,203	(230,839)	587,858
Interest expense	(95,088)	—	(1,386)	(1,165)	(2,838)
Amortization of deferred financing costs	(428,000)	—	—	—	—
Registration delay expense	(4,068,480)	—	(1,101,184)	—	(2,133,130)
Interest income	1,795,010	257,453	206,030	497,747	428,033
Merger costs	(5,470,455)	—	—	—	—
Net loss on sale of asset	(8,835)	—	—	(8,985)	—
Miscellaneous income	(208,939)	38,128	(14,529)	44,789	(9,529)

Total other income (expense)	(6,695,741)	248,685	(512,866)	301,547	(1,129,606)

Loss before income taxes	(46,437,958)	(5,439,003)	(3,639,813)	(8,638,021)	(6,878,479)

Income taxes	50,302	43,928	—	50,302	—

Net loss	$(46,488,260)	$(5,482,931)	$(3,639,813)	$(8,688,323)	$(6,878,479)

Basic and diluted net loss per share		$(0.09)	$(0.09)	$(0.15)	$(0.17)

Weighted average common shares outstanding		58,685,317	42,470,985	56,509,394	41,662,618

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Energy, Inc. and Subsidiaries

(An Exploratory Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Cumulative
	Amounts from
	August 20, 2001 (Inception) to	Six months ended
	June 30,	June 30,
	2007	2007	2006
Net loss	$(46,488,260)	$(8,688,323)	$(6,878,479)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	13,568,590	1,901,522	1,350,093
Stock issued in merger	979,981	—	—
Options assumed in merger	4,490,474	—	—
Stock issued for registration delay expense	2,602,739	—	1,106,136
Depreciation expense	350,396	106,786	95,237
Net loss on retirement of assets	8,835	8,985	—
Amortization of investment in Ecuador property	460,688	93,792	93,792
Amortization of deferred financing fees	428,000	—	—
Expenses paid by affiliate	629,596	—	—
Changes in operating assets and liabilities:
Increase value added tax receivable	(4,985,444)	(2,188,301)	(1,653,639)
Increase in inventory	(1,955,640)	(9,859)	(1,909,004)
Increase in prepaid and other current assets	(2,739,645)	(404,590)	(1,308,156)
Increase (decrease) in accounts payable	6,440,321	(935,989)	578,694
Increase (decrease) in accrued liabilities	5,944,629	3,095,253	(97,169)
Increase in other liabilities	172,466	53,146	30,489
Current income taxes payable	35,325	35,325	—
Net cash used by operating activities	(20,056,949)	(6,932,253)	(8,592,006)

Cash flows from investing activities:
Property, equipment and construction in progress additions	(63,440,023)	(24,469,653)	(14,096,888)
Restricted cash	(1,995,000)	(845,000)	—
Investment in Ecuador property	(1,440,000)	—	—
Net cash used by investing activities	(66,875,023)	(25,314,653)	(14,096,888)

Cash flows from financing activities:
Borrowings	2,226,826	—	—
Repayments of borrowings	(475,146)	(9,664)	(6,278)
Proceeds from exercise of warrants, net	3,868,260	—	—
Proceeds from exercise of options, net	1,121,460	1,121,460	—
Proceeds from sale of common stock, net	110,365,541	35,985,846	5,010,000
Net cash provided by financing activities	117,106,941	37,097,642	5,003,722

Net increase (decrease) in cash and cash equivalents	30,174,969	4,850,736	(17,685,172)
Cash and cash equivalents at beginning of period	—	25,324,233	29,455,130
Cash and cash equivalents at end of period	$30,174,969	$30,174,969	$11,769,958

Supplemental cash flow information:
Cash paid for:
Interest	$91,846	$1,165	$2,838
Foreign income tax	6,374	14,977	—
Non — cash items:
Common stock issued for property interest	$1,112,500	$—	$—
Warrants issued to private placement agent	325,000	—	248,645
Purchase and additions to equipment with the issuance of a capital lease obligation	6,180,679	6,180,679
Imputed financing costs	428,000	—	—
Issuance of common stock for subscription receivable	1,173,125	942,300	12,325,500
Conversion of long-term debt to common stock	685,000	—	—
Conversion of notes payable to common stock	1,020,529	—	—
Depreciation on support equipment capitalized to property and equipment	434,223	238,468	—

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

Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres in northwest Peru. Our license contracts cover 100% ownership of both Block Z-1 (739,205 acres) and Block XIX (472,860 acres). The Block Z-1 contract was signed in November 2001, and the Block XIX contract was signed in December 2003.  Our license contracts provide for an initial exploration period of seven to thirteen years and seven to ten years, respectively, and require that we conduct specified activities on the properties during this period. If the exploration activities are successful, the total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production. We have presented all necessary documentation requested by Perupetro in order to become the qualified operator under a license contract for Block XXII (948,000 acres, referred to as Area VI in previous filings) which we previously held under a Technical Evaluation Agreement. Subsequently, in March 2006, we were notified by Perupetro that we qualified as an operator for Block XXII. In July 2006 Perupetro officially informed us that our proposal for the 248,000 acre Block XXIII, located onshore in northwest Peru between our Blocks Z-1 and XIX, was the winning bid in their license tender process. We have presented all necessary documentation to become the qualified operator of this new block under an exploration and production license contract.

In addition, through our wholly owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we own a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

We are in the exploratory stage of our oil and natural gas business and to date our activities in Peru have been primarily limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties, including detailed engineering and design of the power plant and gas processing facilities, refurbishment of one of our offshore platforms, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits and securing the required capital and financing to complete the current plan of operation.  We commenced drilling of our initial well, the CX11-21XD, in the Corvina Gas Field at the CX-11 platform in September 2006, and a total depth of 10,457 feet (9,234 feet true vertical depth) was reached in November 2006.  In March 2007, after a total of six Drill Stem Tests were conducted on separate potential pay zones from the Lower and Upper Zorritos formations, the well tested positive for both gas and oil in quantities that we believe to be commercially producible.  On May 17, 2007 we began working over the shut-in CX11-16X well.  We conducted a thorough examination of the well bore and concluded that the existing production casing is in good condition and that cement logs indicate that no additional remediation work is required.  We completed a total of four drill stem tests on separate potential pay zones from the Lower and Upper Zorritos formations.  The well tested positive for gas in quantities that we believe to be commercially producible.  However, we caution readers that test data is not necessarily indicative of actual results.  On June 21, 2007 we spudded a third well, the CX11-14D Corvina Well, which is in a new slot on the CX 11 platform, next to the CX 11-16X well mentioned above.  The CX11-14D well has been engineered to allow us to appraise the oil and gas producing zones discovered in the CX 11-21XD well, as well as to investigate the potential of the Cardalitos formation which is located right above the Upper Zorritos formation.  We have not drilled any other wells or recognized any revenues from operations, and we do not anticipate generating significant revenues from our properties prior to early 2008.

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

Recent Accounting Pronouncements

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FSP FAS 19-1 provides circumstances that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future. Generally, the statement allows exploratory well costs to continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109” (“FIN 48”). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which establishes an approach requiring the quantification of financial statement errors based on the effect of the error on each of the company’s financial statements and the related financial statement disclosures.  This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the “iron curtain” and “roll-over” methods.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements; however, its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the iron curtain method for quantifying financial statement misstatements. The Company will applied the provisions of SAB 108 in connection with the preparation of the Company’s annual financial statements for the year ending December 31, 2006. The use of the dual approach did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

In September 2006, the FASB issued SFAS No. 157 — Fair Value Measurement (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this SFAS No. 157 will change current practice.  The definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  The provisions of this Statement will be effective for financial statement issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, this adoption will have on our consolidated financial statements.

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

The Company’s value added tax receivable balance as of June 30, 2007 was $5.3 million.  Of this balance, the Company has filed claims with the Peruvian tax authority to recover approximately $3.3 million under the IGV early recovery program.  Approximately $2.4 million has been collected during the six months ended June 30, 2007.

Note 3 — Inventories

Inventories consist primarily of tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market.  The balance in inventory at June 30, 2007 was $1,995,640.

Note 4 — Prepaid and Other Current Assets

Below is a summary of prepaid and other current assets as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Prepaid expenses and other	$447,446	$763,480
Deposits	56,160	68,367
Prepaid insurance	1,261,451	517,974
Insurance receivable	612,033	612,033
Interest receivable	—	10,646
Prepaid and other current assets	$2,377,090	$1,972,500

Prepaid expenses and other are primarily related to prepayments for drilling services, equipment rental and material procurement.  Deposits are primarily to secure delivery of the drilling rig and rent deposits in connection with the Company’s offices in Houston and Peru.  Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors and officers insurance policies.  Additional coverage was procured in response to increased business activity for the six months ended June 30, 2007.

Insurance receivable is related to the barge incident which occurred in early August 2006.  The Company incurred an operational delay of approximately three weeks resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform. As of June 30, 2007, a claim of approximately $712,000 for repairs is expected to be filed with the insurance carrier.   A deductible of $100,000 will be applied to this insurance claim when reimbursed.  See Note 11 “Commitments and Contingencies”, included herein, for further discussion.

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Construction in progress:
Power plant and related equipment	$3,712,624	$3,581,069
Platforms and wells	50,116,670	25,759,009
Pipelines and processing facilities	3,473,547	2,535,593
Barge and related equipment	11,868,885	6,461,877
Office equipment, leasehold improvements, and vehicles	869,381	828,727
Accumulated depreciation and amortization	(779,636)	(439,365)
Net property, equipment and construction in progress	$69,261,471	$38,726,910

As of June 30, 2007, the Company incurred costs of $30.7 million associated with its development initiatives for the exploration and production of natural gas reserves and the complementary development of proprietary gas-fired power generation for sale in Peru.

The Company spudded its first well, the CX11-21XD, in September of 2006.  In March 2007, after a total of six Drill Stem Tests were conducted on separate potential pay zones from the Lower and Upper Zorritos formations, the well tested positive for both gas and oil in quantities that the Company believes to be commercially producible.

On May 17, 2007 the Company began working over the shut-in CX11-16X well.  Upon the completion of a thorough examination of the well bore which concluded that the existing production casing was in good condition  and that cement logs indicated that no additional remediation work was required, a total of four drill stem tests were completed on separate potential pay zones from the Lower and Upper Zorritos formations.  The well tested positive for gas in quantities that the Company believe to be commercially producible.  However, the Company cautions readers that test data from the two wells mentioned above, is not necessarily indicative of actual results.

On June 21, 2007 the Company spudded a third well, the CX11-14D Corvina Well, which is in a new slot on the CX 11 platform, next to the CX 11-16X well mentioned above.  The CX11-14D well has been engineered to allow the Company to appraise the oil and gas producing zones discovered in the CX 11-21XD well, as well as to investigate the potential of the Cardalitos formation which is located right above the Upper Zorritos formation.  No tests have yet been performed on this well.

The Company has not drilled any other wells or recognized any revenues from operations, and it does not anticipate generating significant revenues from our properties prior to early 2008.

In conjunction with the gas-to-power project, the recent discovery of oil reserves in the Corvina field has prompted the Company to simultaneously direct its attention towards accelerating the development of the Corvina oil.  On June 13, 2007 the Company entered into a capital lease agreement, with an option to purchase, for two barges to assist in the development of the Corvina oil. The two barges will be towed to Peru where they will be fitted with the required equipment for their intended use. One of these barges, will be moored next to the CX11 platform, and will act as a floating production and storage facility (“FPSO”) for oil produced from the Corvina field. The Company has also identified several sources for the necessary oil production facilities to be installed on the FPSO barge. The second barge will be used to offload the produced oil from the FPSO and transport it to a refinery located approximately 80 miles to the south in the port of Talara. The capital lease for the two barges begins in August 2007 and expires in November 2009.  Lease payments are variable based on the working status of the barges with a purchase option of $5,000,000 after the first year of the lease and $4,000,000 after the maturity date of the lease.  The assets will be depreciated over the term of the capital lease obligation. The capital lease assets were recorded at $6,180,679, which represents the present value of the minimum lease payments, or the aggregate fair market value of the assets.  See Note 8 “Long-Term Debt”, included herein, for further discussion.

In addition, the Company incurred costs for office equipment and leasehold improvements for its offices in Houston, Peru and Ecuador.  In accordance with “successful efforts” method of accounting, the Company capitalized $238,468 of depreciation expense related to support equipment to construction in progress during the six months ended June 30, 2007.

Note 6 — Investment in Ecuador Property

The Company has an investment in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1,663,812 and $1,757,604 as of June 30, 2007 and December 31, 2006, respectively.  The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense.  Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  Accordingly, the Company recorded amortization expense of $46,896 and $93,792 for the three and six months ended June 30, 2007, respectively, as well as for the three and six months ended June 30, 2006, respectively.

Note 7 — Restricted Cash and Performance Bonds

In connection with its properties in Peru, the Company has obtained three performance bonds totaling $2,350,000 to guarantee certain obligations and commitments.  As of June 30, 2007, the Company had restricted cash deposits of $1,995,000, which partially collateralizes the performance bonds.  In addition to the cash collateral posted by the Company, an individual shareholder of the Company had provided a guarantee in the amount of $200,000 to the financial institution that issued one of the bonds to secure the Company’s performance.  During 2004, the Company issued 236,528 shares to an individual investor for $119,175 of cash proceeds and a subscription receivable of $230,825 for the guarantee. During the three months ended June 30, 2007, the guarantee was replaced by a deposit of  an additional $95,000 by the Company to the same financial institution.  The performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or agreement.  All of the performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or technical evaluation agreement.

Note 8 — Long-Term Debt

In conjunction with the gas-to-power project, the recent discovery of oil reserves in the Corvina field has prompted the Company to simultaneously direct its attention towards accelerating the development of the Corvina oil.  On June 13, 2007 the Company entered into a capital lease agreement, with an option to purchase, for two barges to assist in the development of the Corvina oil. The capital lease for the two barges begins in August 2007 and expires in November 2009.  Lease payments are variable, based on the working status of the barges, with a purchase option of $5,000,000 after the first year of the lease and $4,000,000 after the maturity date of the lease.  The capital lease obligation was recorded at the present value of the minimum lease payments at an imputed discount rate of 18%, which reflects the Company’s incremental borrowing rate for this transaction.  The capital lease obligation was recorded at $6,180,679, which represents the present value of the minimum lease payments, or the fair market value of the debt obligation.

On June 30, 2007, the Company had long-term debt of $5,548,310 compared to $55,815 in long-term debt as of December 31, 2006.  The majority of the long-term debt in 2007 is from the capital lease discussed above.  However, long-term debt for both 2007 and 2006 also includes  two secured loans for the purchase of office furniture. Both loans have a term of 60 months, bearing interest at 5.94% and 9.44%, with principal and interest payments due on a monthly basis.

Maturities of long-term debt are as follows:

Less than one year	$6,205,571
One to three years	38,604
Three to five years	—
More than five years	—
Total	$6,244,175

Note 9 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock, no par value and 250,000,000 shares of common stock, no par value, 25,000,000 shares of preferred stock authorized for issuance.

Potentially Dilutive Securities

In addition to its shares issued and outstanding, the Company has the following potentially dilutive securities as of June 30, 2007 and December 31, 2006.  None of these potentially dilutive shares have been included in the calculation of earnings per share as the effect would be anti-dilutive.

	June 30,	December 31,
	2007	2006
Stock options outstanding	3,388,300	4,306,152
Warrants outstanding	250,000	250,000
Contingent incentive earn-out shares	450,000	450,000
Contingent Merger earn-out shares	9,000,000	9,000,000

Total potentially dilutive securities	13,088,300	14,006,152

Shares available for grant pursuant to Long-Term Incentive Compensation Plan	1,033,500	1,156,000

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

The following table summarizes stock-based compensation costs recognized under SFAS 123(R) for the three and six months ended June 30, 2007 and June 30, 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Employee stock—based compensation costs	$964,954	$691,593	$1,907,413	$1,159,508
Non-employee stock-based compensation	(22,991)	115,585	(5,891)	190,585
	$941,963	$807,178	$1,901,522	$1,350,093

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

A summary of the Company’s restricted stock award activity and related information is presented below:

		Weighted—
	Number of	Average
	Restricted	Fair Value
	Shares	Per Share
Non-vested balance at December 31, 2006	746,500	$4.01
Granted	70,000	6.31
Vested	(340,000)	4.39
Forfeited	—	—
Non-vested balance at June 30, 2007	476,500	$4.48

As of June 30, 2007, there was approximately $1.1 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

No performance shares were outstanding as of June 30, 2007.

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

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for options granted during the six months ended June 30, 2007. During the six months ended June 30, 2007, 77,500 options were granted by the Company under the 2005 Long-term Incentive Plan. The expected life of the options represents the period of time the options are expected to be outstanding. For the six months ended June 30, 2007, the expected term of options granted was derived based on a weighting between (a) the Company’s historical exercise and forfeiture activity and (b) the average midpoint between vesting and the contractual term. For the six months ended June 30, 2006, the expected term of options granted was based on the contractual term.  In the future, as information regarding post-vesting termination becomes more accessible, the Company may change the method of deriving the expected term. This change could impact the fair value of options granted in the future. The Company expects to refine the method of deriving the expected term no later than January 1, 2008.  For the six months ended June 30, 2007 and June 30, 2006, our expected volatility is based on the historical volatility of our stock for a period approximating the expected life.  The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted. The dividend yield is based on our history of dividend payouts.

	2007	2006
Expected life (years)	6	10
Risk-free interest rate	4.6%	2.5%
Volatility	85.33%	76.12%
Dividend yield	0%	0%
Weighted-average fair value per share at grant date	$—	$—

A summary of our stock option activity and related information is presented below:

During the six months ended June 30, 2007 a total of 677,700 options were exercised.  As of June 30, 2007, there was approximately $2.1 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1.2 years.

The following tables summarize information about stock options outstanding as of June 30, 2007:

	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
	Number of	Life	Exercise Price	Number of	Exercise Price
Range of Exercise Prices	Options	(In years)	Per Option	Options	Per Option
1.30	665,800	6.69	$1.30	665,800	$1.30
2.00	881,500	6.69	2.00	881,500	2.00
3.20	575,000	8.29	3.20	100,000	3.20
3.35	750,000	8.46	3.35	—	—
4.55	430,000	8.77	4.22	—	—
Total(1)	3,302,300	7.66	$2.72	1,647,300	$1.79

(1)          86,000 outstanding options have been excluded from this total as they relate to options assumed in the Company’s Merger with Navidec.

		Weighted—
		Average
	Number of	Exercise Price
	Options	Per Option
Non-vested balance at December 31, 2006	2,102,500	$3.07
Granted	77,500	6.50
Vested	(500,000)	1.30
Forfeited	(25,000)	3.92
Non-vested balance at June 30, 2007	1,655,000	$3.64

Pursuant to a Settlement Agreement and Mutual Release entered into on May 19, 2006 between the Company, Mr. McKowen and Navidec Financial Services (“NFS”), the vesting period related to the 500,000 non-vested options outstanding as of December 31, 2006, was extended from September 10, 2006 to one year following the effective date of the registration with the SEC of the shares NFS received in the Merger with Navidec. The registration of these shares underlying these options became effective on December 15, 2006 and, as a result, the expiration date for the remaining options was extended to December 16, 2007.  The extension of the vesting period did not result in a revaluation of these options, as the number of options that the Company expects to vest did not change as a result of the modification.  In March 2007, such funding received by the Company exceeded the $6,000,000 target and as a result, the remaining 500,000 options vested.

The aggregate intrinsic value of stock options outstanding at June 30, 2007 was approximately $10.9 million, of which approximately $6.9 million relates to awards vested and exercisable and approximately $4.0 million relates to awards expected to vest. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of June 30, 2007 exceeds the exercise price of the option.

Warrants

As of June 30, 2007, the Company had 250,000 warrants outstanding.  For their role as placement agent, in connection with the private placement of 11,466,000 shares of common stock in July 2005, Morgan Keegan & Company, Inc. received fully vested warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share. Such warrants expire on July 19, 2010. These warrants were valued at $325,000 using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs.

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

All warrants issued were valued using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs.  The following table presents the weighted-average assumptions used in the option pricing model for options granted during the six months ended June 30, 2007 and the same period ended 2006.  No warrants were granted during the six months ended June 30, 2007 or June 30, 2006.  The same methodologies applied to determine the assumptions used to value the options noted above were also used in valuing the warrants issued to Morgan Keegan & Company.

	2007	2006
Expected life (years)	1.6	1.6
Risk-free interest rate	4.6%	4.9%
Volatility	85.3%	64.7%
Dividend yield	0%	0%
Weighted-average fair value per share at grant date	$—	$—

No warrants were exercised during the six months ended June 30, 2007.

Contingent Incentive Earn-Out Shares

During 2005, the Company’s Board of Directors awarded a total of 485,000 shares of incentive stock awards to three of the Company’s officers. The incentive stock awards vest and the earn-out shares are issuable once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007, the same target applicable to the Merger earn-out shares (see below).  However, one of the Company’s officers resigned from the Company and its subsidiaries effective June 15, 2006, and as a result 225,000 of the unvested contingent incentive stock awards, representing $990,000 of future possible compensation expense, were forfeited.  Subsequently, 190,000 shares of those 225,000 shares awarded to the former officer were reassigned to his replacement who was originally awarded 35,000 shares.  As of June 30, 2007, the total of outstanding awards related to the incentive stock awards was 450,000 shares with a possible combined future expense of $1,980,000.  Of this amount, approximately $204,828 and $409,656 corresponds to the three and six months ended June 30, 2007 and the same three and six month periods ended June 30, 2006, respectively.  Since the Company has not yet obtained a reserve report from an independent certified reservoir engineer confirming the production potential of the CX 11-21XD, well nor has it located or procured all of the necessary equipment in support of that production, for accounting purposes, it is not considered probable that the Company will have production by December 28, 2007.  Therefore, for accounting purposes, the Company is not accruing the associated stock-based compensation expense related to the Contingent Incentive Shares.     However, operationally, the Company has set a goal of having oil production on line by the end of 2007 and will continue to work towards that endeavor.

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

Note 10 — Affiliate and Related Party Transactions

As of June 30, 2007 and June 30, 2006, the Company had no outstanding balances with affiliates or related parties.

Note 11 — Commitments and Contingencies

Barge Incident

In early August 2006, the Company incurred an operational delay of approximately three weeks resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform. No injuries were sustained by any of the Company’s staff, nor to any of the tug boat operator’s crew members. The BPZ-01 is a U.S. flagged vessel and as such was inspected after the incident by the U.S. Coast Guard, to its satisfaction. The barge resumed normal operations immediately thereafter. Based upon information currently available, the Company estimates that total expenditures related to this incident will be approximately $1.1 million. As of June 30, 2007, approximately $382,000 has been incurred for barge recovery and temporary repairs to the vessel.  In addition, the Company expects to incur approximately $330,000 in permanent repairs to the barge and approximately $432,000 of consequential damages, primarily stand-by charges.  As of August 9, 2007, the Company has not presented a final claim to its insurance carrier for the barge repairs and is negotiating a settlement agreement with a third party for recovery of any damages not covered through its insurance.  The Company believes the majority of the costs associated with this incident will be reimbursed through insurance or through a third party. No assurances can be given, however, that any such recoveries will be sufficient to cover all costs associated with this incident or to the timing of any such recoveries. This incident is not expected to have a material impact on the Company’s operations or business plan.

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

Peru Properties

As of June 30, 2007, in connection with our Peru properties, we have deposited approximately $1.9 million as restricted cash to collateralize two performance bonds which guarantee our various obligations and commitments under one of our license contracts and another agreement. The performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or agreement.  We were required to deposit approximately $750,000 as restricted cash to collateralize a new performance bond in connection with the beginning of the third exploration period under our Block Z-1 license contract, which began in June 2007.  In addition, although we are still negotiating the terms of our commitments under our license contracts for Blocks XXII and XXIII, we anticipate having to deposit funds as restricted cash to collateralize performance bonds to guarantee our obligations totaling approximately $3.7 million, of which we expect $0.4 million to be deposited for Block XXII in late 2007 and $3.5 million to be deposited for Block XXIII in early 2008.

In connection with our Block XIX license contract, we have commenced shooting 200 kilometers of 2-D seismic.  We anticipate that it will take approximately two months to complete the data acquisition phase of this project and an additional two to three months to process and interpret the data. Depending on the results of this work, we may elect to drill an exploratory well.  We have secured the environmental permits and other authorizations to perform seismic testing in this block.

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

In December 2005, the Company signed a drilling contract with Petrex S.A., a subsidiary of Saipem SpA of Italy. Under the contract, Petrex S.A. will provide a platform rig capable of drilling to 16,000 feet and upgrade the rig to meet the Company’s specifications. The Company intends to utilize the rig for the initial development of the Corvina gas field and may also utilize it for the expected development of the Albacora oil field, and potential appraisal wells in the Piedra Redonda gas field. The Company paid a $5.5 million fee to mobilize and upgrade the rig. In exchange, the Company received a discounted fixed day rate and exclusive rights to use the rig, at its option, during the two-year period which commenced in September 2006.

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

Financing Activities

On December 20, 2006, the International Finance Corporation’s (“IFC”) Board of Executive Directors approved a $120 million financial package.  IFC is the private sector arm of the World Bank Group based in Washington, D.C.  As part of the financing, we completed a private placement of 6,500,000 shares of common stock, no par value, to the IFC pursuant to a Subscription Agreement dated December 18, 2006.  The common stock was priced at $3.00 per share resulting in proceeds to us of approximately $19.5 million.  The offering was placed directly by us and there were no placement fees.  The remaining $100.5 million portion of IFC financing consists of $30.5 million of debt facilities for IFC’s own account and $70 million of debt facilities for the account of third-party financial institutions.  Syndication of the third-party debt component is expected to take place during the fourth quarter of 2007.  The remaining debt portion of the financing is subject to identification of the lending syndicate members and subsequent negotiation and approval of the necessary loan documentation.   As of August 9, 2007, the third-party debt syndication has not been completed.

On May 4, 2007, with an over-allotment purchase that closed on June 15, 2007, the Company completed a private placement of 7,170,000 shares of common stock, no par value, to accredited investors pursuant to a Subscription Agreement.  The common stock was priced at $5.25 per share and the over-allotment was priced at $5.40 per share resulting in proceeds to us of approximately $37.7 million.  No warrants or dilutive securities were issued in connection with the offering.  The offering was placed directly by the Company.  A placement fee of 2% of the gross proceeds of this transaction was paid to Morgan Keegan for investment services and consulting related to the offering.  The registration statement was declared effective by the Securities and Exchange Commission on June 14, 2007, and the registration statement was filed on June 21, 2007.

In conjunction with the gas-to-power project, the recent discovery of oil reserves in the Corvina field has prompted the Company to simultaneously direct its attention towards accelerating the development of the Corvina oil.  On June 13, 2007 the Company entered into a capital lease agreement, with an option to purchase, for two barges to assist in the development of the Corvina oil. The capital lease for the two barges begins in August 2007 and expires in November 2009.  Lease payments are variable, based on the working status of the barges with a purchase option of $5,000,000 after the first year of the lease and $4,000,000 after the maturity date of the lease.  The capital lease obligation was recorded at the present value of the minimum lease payments at an imputed discount rate of 18%, which reflects the Company’s incremental borrowing rate for this transaction.  The assets will be depreciated over the term of the capital lease obligation.  The capital lease assets were recorded at $6,180,679, which represents the present value of the minimum lease payments, or the aggregate fair market value of the assets.

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

We are in the exploratory stage of our oil and natural gas business and to date our activities in Peru have been primarily limited to analysis and evaluation of technical data on the properties and preparation of the development plans for the properties, including detailed engineering and design of the power plant and gas processing facilities, refurbishment of one of our offshore platforms, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits and securing the required capital and financing to complete the current plan of operation.  We commenced drilling of our initial well, the CX11-21XD, in the Corvina Gas Field at the CX-11 platform in September 2006, and a total depth of 10,457 feet (9,234 feet true vertical depth) was reached in November 2006.  In March 2007, after a total of six Drill Stem Tests were conducted on separate potential pay zones from the Lower and Upper Zorritos formations, the well tested positive for both gas and oil in quantities that we believe to be commercially producible.  On May 17, 2007 we began working over the shut-in CX11-16X well.  We conducted a thorough examination of the well bore and concluded that the existing production casing is in good condition  and that cement logs indicate that no additional remediation work is required.  We completed a total of four drill stem tests on separate potential pay zones from the Lower and Upper Zorritos formations.  The well tested positive for gas in quantities that we believe to be commercially producible.  However, we caution readers that test data is not necessarily indicative of actual results.  On June 21, 2007 we spudded a third well, the CX11-14D Corvina Well, which is in a new slot on the CX 11 platform, next to the CX 11-16X well mentioned above.  The CX11-14D well has been engineered to allow us to appraise the oil and gas producing zones discovered in the CX 11-21XD well, as well as to investigate the potential of the Cardalitos formation which is located right above the Upper Zorritos formation.  We have not drilled any other wells or recognized any revenues from operations, and we do not anticipate generating significant revenues from our properties prior to early 2008.

Plan of Operation

Corvina Oil Development and Gas-to-Power

Our plan of operation is initially focused on the development and exploitation of the oil and natural gas resource opportunities in the offshore Block Z-1 in northwest Peru, in which we own a 100% working interest.  In order to achieve our objectives, we must obtain significant financing from external sources.  To date we have raised approximately $117 million through several private placements of our common stock.  On December 20, 2006, the International Finance Corporation’s (“IFC”) Board of Executive Directors approved a $100 million debt financing package related to this project.  In addition, on April 20, 2007, we agreed in principal to a private placement of our common stock for gross proceeds of approximately $35 million.  On May 8, 2007, we closed on an initial private placement of common stock, with an over-allotment that closed on June 15, 2007, resulting in gross proceeds of $37.7 million to us.  The proceeds from this offering will be used primarily in an effort to accelerate the Corvina oil development and otherwise will be used consistent with the operating plan as described in our public filings.  The private placement shares will be issued under Regulation D of the Securities Act of 1933, as amended.  The shares issued will be restricted shares and will not be eligible for trading until registered with the SEC.  The registration statement was declared effective by the Securities and Exchange Commission on June 14, 2007, and the related prospectus was filed on June 21, 2007.

Our Corvina Oil Development project, has an estimated initial capital budget of $11.7 million.  In order to accelerate our oil production program in the Corvina field we have secured storage and transportation barges and have identified several sources for procuring production equipment to enable us to produce and then transport the oil to a nearby refinery.  We are in the initial stages of this project. We are planning to complete this project for first sales of oil in late 2007, though this schedule is subject to many factors outside our control, including obtaining all necessary equipment and no assurance can be given that we can meet this schedule.

Our Corvina Gas-to-Power project, with an estimated capital budget of $161.1 million, entails the refurbishment of the Corvina CX-11 platform, rehabilitation of an existing well and the drilling of two new wells, installation of a 10-mile gas pipeline from the platform to shore, construction of gas processing facilities and a 160 megawatt (“MW”) simple-cycle electric generating plant, and subsequently, the construction of a 40-mile gas pipeline to supply gas to third party generators in Arenillas, Ecuador

Our first priority in the Corvina Gas-to-Power project is drilling the initial gas wells in the Corvina Gas Field to develop reserves and establish deliverability at expected levels. In December 2005, we signed a drilling contract with Petrex S.A., a subsidiary of Saipem SpA of Italy. Under this contract, Petrex S.A. provided us with a platform rig capable of drilling to 16,000 feet and upgraded the rig to meet our specifications. We paid $5.5 million to upgrade and mobilize the rig. In exchange, we received a competitive fixed day rate and exclusive rights to use the rig, at our option, during the two-year period commencing with delivery of the rig in September 2006. In addition, after the guaranteed two-year period, we have the option to extend the contract for an additional year at market rates.

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

We have completed drilling our first well the CX11-21XD, recompleted the CX 11-16X well and have begun drilling a third well, CX 11-14D.  We commenced drilling of our initial well, the CX11-21XD, in the Corvina Gas Field at the CX-11 platform in September 2006, and a total depth of 10,457 feet (9,234 feet true vertical depth) was reached in November 2006.  In March 2007, after a total of six Drill Stem Tests were conducted on separate potential pay zones from the Lower and Upper Zorritos formations, the well tested positive for both gas and oil in quantities that we believe to be commercially producible.  On May 17, 2007 we began working over the shut-in CX11-16X well.  We conducted a thorough examination of the well bore and concluded that the existing production casing is in good condition  and that cement logs indicate that no additional remediation work is required.  We completed a total of four drill stem tests on separate potential pay zones from the Lower and Upper Zorritos formations.  The well tested positive for gas in quantities that we believe to be commercially producible.  However, we caution readers that test data is not necessarily indicative of actual results.  On June 21, 2007 we spudded a third well, the CX11-14D Corvina Well, which is in a new slot on the CX 11 platform, next to the CX 11-16X well mentioned above.  The CX11-14D well has been engineered to allow us to appraise the oil and gas producing zones discovered in the CX 11-21XD well, as well as to investigate the potential of the Cardalitos formation which is located right above the Upper Zorritos formation.  We have not drilled any other wells or recognized any revenues from operations, and we do not anticipate generating significant revenues from our properties prior to early 2008.

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

In addition to the local power market targeted in our initial project in Peru, we intend to simultaneously develop a gas sales strategy for nearby Ecuador to capitalize on what we believe to be significant upside gas potential of the Corvina and Piedra Redonda Gas Fields located in Block Z-1, as well as the potentially significant natural gas resources in the adjacent onshore Block XIX. These properties are within 30 miles of the Ecuadorian border and we plan to develop them for export sales of either raw gas or power generation via connection to the transmission system of Ecuador. Our plan for eventual Ecuadorian gas sales includes the construction of a 40-mile pipeline from Caleta Cruz, the terminal point of our offshore pipeline from the Corvina Gas Field, to Arenillas, Ecuador. We intend to sell gas for the generation of electricity by third party power producers in the local market in Ecuador. We are planning to complete this pipeline for first sales of gas to Ecuador in mid to late 2009, though this schedule is subject to many factors outside our control, including all necessary financing and no assurance can be given that we can meet this schedule.

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

In connection with our onshore Block XIX license contract, we are currently shooting 200 kilometers of 2-D seismic surveys during the second quarter of 2007.  Depending on the results of this work, we may elect to drill an exploratory well.  We have secured the environmental permits and other authorizations to perform seismic testing in this block.

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

Results of Operations

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
General and administrative	$2,824,773	$1,864,396	$4,961,009	$3,439,836
Stock-based compensation	941,963	807,178	1,901,522	1,350,093
Geological, geophysical and engineering	1,868,663	397,304	1,970,251	863,707
Depreciation expense	52,289	58,069	106,786	95,237
Total operating expenses	$5,687,688	$3,126,947	$8,939,568	$5,748,873

Our operating and administrative expenses to date have consisted principally of general and administrative costs as well as geological, geophysical and engineering costs.  General and administrative costs have increased significantly from $1,864,396 and $3,439,836 during the three and six months ended June 30, 2006 to $2,824,773 and $4,961,009 during the three and six months ended June 30, 2007 as a result of our increased activity levels, additional personnel and costs associated with being a public company.  We incurred $1,868,663 and $1,970,251 of geological, geophysical and engineering costs in the three and six months ended June 30, 2007 primarily related to the continued development of our Corvina Gas-to-Power project and seismic expense on block XIX, compared to $397,304 and $863,707 during the comparable periods of 2006 primarily related to the commencement of our Corvina Gas-to-Power project.

Stock-based compensation expense for the three and six months ended June 30, 2007 was approximately $941,963 and $1,901,522 compared to $807,178 and $1,350,083 during the same period in 2006.  Stock based compensation expense is primarily related to our 2005 and 2006 restricted stock grants and accrued stock-based compensation under our 2005 Long-Term Incentive Plan.

We received net cash distributions from our Ecuador property of $162,288 for the three and six months ended June 30, 2007 compared to net cash distributions of $236,551 during the three and six months ended June 30, 2006.  However, due to capacity problems at the local refinery in Ecuador, anticipated oil sales from the December production were not realized  during January 2007 in the amount of approximately $137,047.  Since our investment consists of an interest in a producing oil and gas property, we are amortizing the investment on a straight-line basis over the remaining term of the license agreement covering the property.  Accordingly, we recorded $46,896 and $93,792 of amortization expense during the three and six months ended June 30, 2007, and the three and six months ended June 30, 2006.

We incurred no interest expense during the three months ended June 30, 2007.  We incurred interest expense of $1,165 during the six months ended June 30, 2007, compared with $1,386 and 2,838 for the three and six months ended June 30, 2006.  The difference is primarily due to an accrual correction related to interest expense for other debt from December 31, 2006.

We did not incur any registration delay expense for the three and six months ended June 30, 2007.  During the three and six month periods ended June 30, 2006 we recorded registration delay expense totaling $1,101,184 and 2,133,130, of which approximately $538,968 and $1,026,994 was paid in cash and $562,216 and $1,106,136 was paid by the issuance of 252,966 and 449,590 shares of common stock, respectively.  In connection with the private placement of 11,466,000 common shares in July 2005, we were obligated to prepare and file with the SEC a Registration Statement on Form S-1 and to use our best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days from closing. The Registration Statement had not been declared effective by the required date and we were liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $343,000, for each thirty day period until the Registration Statement is declared effective by the SEC. In addition, in connection with the private placement of 4,482,000 common shares in March 2006, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 within ninety days, and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days, from March 8, 2006.  The Registration Statement was not filed or declared effective by the required dates and we were liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $50,010, for each thirty day period until the Registration Statement is declared effective by the SEC.  On November 8, 2006, the SEC declared effective the Registration Statement on Form S-1 covering the common shares issued in connection with the July 19, 2005, March 10, 2006, and June 30, 2006, private placements.

As a result of the increased cash balance from the various private placements of our common stock during 2005 and 2006, we received interest income of $257,440 and $497,747 during the three and six months ended June 30, 2007 as compared to $206,030 and $428,033 for the three and six month period ended June 30, 2006.

We realized foreign tax expense of $6,375 and $12,749 for the three and six months ended June 30, 2007, respectively as well as federal income tax of $37,553 for the three months ended June 30, 2007.  The tax is related to the revenues from our 10% non-operated working interest in the Santa Elena Property in southwestern Ecuador.  No tax expense was incurred for the three and six months ended June 30, 2006.

We realized a net loss of $5,482,931 or $0.09 per share and $8,688,323 or $0.15 per share, during the three and six months ended June 30, 2007, compared to a net loss of $3,639,813, or $0.09 per share and $6,878,479 or $0.17, for the same periods in 2006.

Project Capital Budget (Corvina Oil and Gas-to-Power)

($ in millions)
Power plant and related equipment	$59.4
Pipelines and processing facilities	35.7
Platform and wells	61.0
Oil development	11.7
Contingencies	5.0
Total estimated capital budget	$172.8

Liquidity, Capital Resources and Capital Expenditures

We currently have no source of revenue or cash flow from operations, and our primary source of cash flow has been cash proceeds from private placements of our common stock.  As of July 31, 2007, our cash balance was approximately $24.5 million.

On May 4, 2007, with an over-allotment purchase that closed on June 15, 2007, we completed a private placement of 7,170,000 shares of common stock, no par value, to accredited investors pursuant to a Subscription Agreement.  The common stock was priced at $5.25 per share and the over-allotment was priced at $5.40 per share resulting in proceeds to us of approximately $37.7 million.  No warrants or dilutive securities were issued in connection with the offering.  The offering was placed directly by us.  A placement fee of 2% of the gross proceeds of this transaction was paid to Morgan Keegan for investment services and consulting related to the offering. The registration statement was declared effective by the Securities and Exchange Commission on June 14, 2007, and the related prospectus was filed on June 21, 2007.

On December 20, 2006, the IFC Board of Executive Directors approved a $120 million financial package.  IFC is the private sector arm of the World Bank Group based in Washington, D.C.  As part of the financing, we completed a private placement of 6,500,000 shares of common stock, no par value, to the IFC pursuant to a Subscription Agreement dated December 18, 2006.  The common stock was priced at $3.00 per share resulting in proceeds to us of approximately $19.5 million.  The offering was placed directly by us and there were no placement fees.  Subsequently, the registration statement on Form S-1 covering the shares was declared effective on April 18, 2007, and the related prospectus was filed accordingly.  The remaining $100.5 million portion of IFC financing consists of $30.5 million of debt facilities for IFC’s own account and $70 million of debt facilities for the account of third-party financial institutions.  Syndication of the third-party debt component by IFC is expected to take place in the fourth quarter of 2007 with disbursements expected shortly thereafter.  The remaining debt portion of the financing is subject to identification of the lending syndicate members and subsequent negotiation and approval of the necessary loan documentation.

During the six months ended June 30, 2007, we incurred capital expenditures of approximately $30.7 million primarily related to drilling, completion and testing activity on the three Corvina wells as well as $6.2 million related to the capital lease of two barges to be used for production, storage and delivery of oil produced from Corvina oil.  In comparison, during the six months ended June 30, 2006, we incurred capital expenditures of approximately $14.1 primarily on the purchase of a deck barge and related equipment for approximately $6 million, modernization and refurbishment costs of the platform tender assist drilling rig of approximately $5.5 million and continued work on the refurbishment of the Corvina platform and power plant and gas processing facilities designs.

In early August 2006, we incurred an operational delay of approximately three weeks resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina CX-11 platform. No injuries were sustained by any of our staff, nor to any of the tug boat operator’s crew members. The BPZ-01 is a U.S. flagged vessel and as such was inspected after the incident by the U.S. Coast Guard, to its satisfaction. The barge resumed normal operations immediately thereafter. Based upon information currently available, the Company estimates that total expenditures related to this incident will be approximately $1.1 million. As of December 31, 2006, approximately $382,000 has been incurred for barge recovery and temporary repairs to the vessel.  In addition, the Company expects to incur approximately $330,000 in permanent repairs to the barge and approximately $432,000 of consequential damages, primarily stand-by charges. As of the July 31, 2007, we have not presented a final claim to our insurance carrier for the barge repairs and we are negotiating a settlement agreement with a third party for recovery of any damages not covered through our insurance. We believe the majority of the costs associated with this incident will be reimbursed through insurance or through a third party. No assurances can be given, however, that any such recoveries will be sufficient to cover all costs associated with this incident or to the timing of any such recoveries. This incident did not have a material impact on our operations or business plan.

As of June 30, 2007, in connection with our Peru properties, we have deposited approximately $1.9 million as restricted cash to collateralize two performance bonds which guarantee our various obligations and commitments under one of our license contracts and another agreement. The performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or agreement.  We were required to deposit approximately $750,000 as restricted cash to collateralize a new performance bond in connection with the beginning of the third exploration period under our Block Z-1 license contract, which began in June 2007.  In addition, although we are still negotiating the terms of our commitments under our license contracts for Blocks XXII and XXIII, we anticipate having to deposit funds as restricted cash to collateralize performance bonds to guarantee our obligations totaling approximately $3.7 million, of which we expect $0.4 million to be deposited for Block XXII in late 2007 and $3.5 million to be deposited for Block XXIII in early 2008.

In connection with our Block XIX license contract, we have commenced shooting 200 kilometers of 2-D seismic.  We anticipate that it will take approximately two months to complete the data acquisition phase of this project.  Once completed, data processing and analysis will take place.  Depending on the results of this work, we may elect to drill an exploratory well.  We estimate the cost to acquire this seismic data to be approximately $3 million.

The Company believes that, based upon the test results from the initial well CX 11-21XD and this additional equity financing, the Company can potentially achieve the production goal as stated in the Merger Agreement.  The Merger Agreement provides for the issuance of an additional 9,000,000 shares of common stock to the former shareholders of BPZ-Texas once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company of not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007.  However,  since the Company has not yet obtained a reserve report from an independent certified reservoir engineer confirming the production potential of the CX 11-21XD well, nor has it located or procured all of the necessary equipment in support of that production, for accounting purposes, it is not considered probable that the Company will have production by December 28, 2007.  However, operationally, the Company has set a goal of having oil production on line by the end of 2007 and will continue to work towards that endeavor.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

	Payments Due by Period at June 30, 2007
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations:
Operating lease obligations(1)	$597,486	$183,301	$414,185	—	—
Purchase obligations(2)	5,136,850	5,136,850	—	—	—
Long-term debt obligations(3)	8,288,409	2,324,447	5,963,962	—	—
Total	$14,022,745	$7,644,598	$6,378,147	$—	$—

 (1)                              Operating leases for our executive office in Houston, Texas, our branch office in Quito, Ecuador, and our branch office and corporate apartments in Lima, Peru.

(2)                                 Primarily consists of purchase obligations for various equipment and services related to the Company’s drilling operations as well as powerplant and pipeline projects in Peru.

(3)                                 Capital lease for two production and storage barges.  Begins in August 2007 and expires in November 2009.  Lease payments are variable, based on the working status of the barges, with a purchase option of $5,000,000 after the first year of the lease and $4,000,000 after the maturity date of the lease.  Also include the capital lease for office furniture in our executive office in Houston, Texas expiring in 2010.

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

Interest Rate Risk.

As of June 30, 2007, the Company had long-term debt of $5,548,310 and current maturities of long-term debt of $695,865, consisting of a capital lease obligation for the two barges to be used in the Corvina oil production and two secured loans for the purchase of office furniture. The capital lease obligation has an imputed interest rate of 18.00% over a lease term of 27 months.  The other two loans have a term of 60 months and bear interest at fixed rates of 5.94% and 9.44%, with principal and interest payments due on a monthly basis. We do not expect a significant change in the market interest rate to impact the interest on our term debt.  However, significant changes in market interest rates may significantly affect the level of financing that the IFC will structure with respect to our project in Peru.

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

Foreign Currency Exchange Rate Risk.

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador. Ecuador has adopted the U.S. Dollar as its official currency. Peru, however, still uses its local currency, Nuevo Soles, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation of that country. Transaction differences have been nominal to-date but are expected to increase as our activities in Peru continue to escalate.  During the six months ended June 30, 2007, we incurred an exchange rate gain of approximately $28,847 primarily related to the early recovery of IGV or Value Added Taxes in Peru.

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

 (b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2007, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2007, with an over-allotment purchase that closed on June 15, 2007, the Company completed a private placement of 7,170,000 shares of common stock, no par value, to accredited investors pursuant to a Subscription Agreement.  The common stock was priced at $5.25 per share and the over-allotment was priced at $5.40 per share resulting in proceeds to us of approximately $37.7 million.  No warrants or dilutive securities were issued in connection with the offering.  The offering was placed directly by the Company.  A placement fee of 2% of the gross proceeds of this transaction was paid to Morgan Keegan for investment services and consulting related to the offering.   The registration statement was declared effective by the Securities and Exchange Commission on June 20, 2007, and the related prospectus was filed on June 21, 2007.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007

BPZ ENERGY, INC.

/s/ Manuel Pablo Zúñiga-Pflücker
Manuel Pablo Zúñiga-Pflücker
President and Chief Executive Officer