Form 10-Q
period 2007-09-30
BPZ RESOURCES, INC.
filed 2007-11-08
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-12697

BPZ RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Texas	33-0502730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

580 Westlake Park Blvd., Suite 525
Houston, Texas 77079
(Address of principal executive office)

Registrant’s telephone number, including area code: (281) 556-6200

BPZ Energy, Inc.

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

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

As of October 30, 2007, there were 63,923,121 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

(An Exploratory Stage Company)

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$10,578,244	$25,324,233
Value added tax receivable	8,796,553	3,159,698
Inventory	3,696,948	1,945,781
Prepaid and other current assets	2,540,810	1,972,500
Total current assets	25,612,555	32,402,212

Property, equipment and construction in progress, net	83,698,187	38,726,910
Restricted cash	1,995,000	1,150,000
Investment in Ecuador property, net	1,616,916	1,757,604

Total assets	$112,922,658	$74,036,726

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,333,738	$7,376,310
Accrued liabilities	4,718,528	2,849,376
Other liabilities	205,521	101,975
Accrued interest payable	312,592	—
Current maturity of long-term debt	6,198,899	17,345

Total current liabilities	20,769,278	10,345,006

Long-term debt	42,038	55,815

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized, none issued and outstanding	—	—
Common stock, no par value, 250,000,000 authorized; 63,771,069 and 54,143,717 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	140,316,918	96,574,326
Additional paid in capital	5,672,729	5,092,341
Stock subscription receivable	(230,825)	(230,825)
Deficit accumulated during the exploratory stage	(53,647,480)	(37,799,937)

Total stockholders’ equity	92,111,342	63,635,905

Total liabilities and stockholders’ equity	$112,922,658	$74,036,726

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

(An Exploratory Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Cumulative
	Amounts from
	August 20, 2001
	(Inception) to	Three Months Ended September		Nine Months Ended September
	September 30,	30,		30,
	2007	2007	2006	2007	2006
Revenue	$—	$—	$—	$—	$—

Operating and administrative expenses:
General and administrative	23,208,775	2,763,633	2,373,475	7,724,642	5,813,311
Stock-based compensation	16,379,942	2,811,352	879,877	4,712,874	2,229,970
Geological, geophysical and engineering	7,333,244	1,955,155	638,504	3,925,406	1,502,211
Depreciation expense	407,047	56,651	63,850	163,437	159,087

Total operating expenses	47,329,008	7,586,791	3,955,706	16,526,359	9,704,579

Operating loss	(47,329,008)	(7,586,791)	(3,955,706)	(16,526,359)	(9,704,579)

Other income (expense):
Income (loss) from investment in Ecuador property, net of amortization	1,969,428	180,382	395,217	(50,457)	983,075
Interest expense	(98,027)	(2,939)	(27,007)	(4,104)	(29,845)
Amortization of deferred financing costs	(428,000)	—	—	—	—
Registration delay expense	(4,068,480)	—	(1,191,836)	—	(3,324,966)
Interest income	2,051,567	256,557	216,525	754,304	644,558
Merger costs	(5,470,455)	—	—	—	—
Net gain (loss) on sale of asset	(8,835)	—	150	(8,985)	150
Miscellaneous income (expense)	(226,669)	(17,730)	(1,149)	27,059	(10,678)

Total other income (expense)	(6,279,471)	416,270	(608,100)	717,817	(1,737,706)

Loss before income taxes	(53,608,479)	(7,170,521)	(4,563,806)	(15,808,542)	(11,442,285)

Income taxes	39,001	(11,301)	—	39,001	—

Net loss	$(53,647,480)	$(7,159,220)	$(4,563,806)	$(15,847,543)	$(11,442,285)

Basic and diluted net loss per share		$(0.11)	$(0.10)	$(0.27)	$(0.26)

Weighted average common shares outstanding		63,222,433	47,320,202	58,771,664	43,593,613

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

(An Exploratory Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Cumulative
	Amounts from
	August 20, 2001	Nine months ended
	(Inception) to	September 30,
	September 30,
	2007	2007	2006
Cash flow from operating activites:
Net loss	$(53,647,480)	$(15,847,543)	$(11,442,285)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	16,379,942	4,712,874	2,229,970
Stock issued in merger	979,981	—	—
Options assumed in merger	4,490,474	—	—
Stock issued for registration delay expense	2,602,739	—	2,024,616
Depreciation expense	407,047	163,437	159,087
Net gain (loss) on sale of asset	8,835	8,985	(150)
Amortization of investment in Ecuador property	507,584	140,688	140,688
Amortization of deferred financing fees	428,000	—	—
Expenses paid by affiliate	629,596	—	—
Changes in operating assets and liabilities:
Increase value added tax receivable	(8,433,998)	(5,636,855)	(1,058,208)
Increase in inventory	(3,696,948)	(1,751,167)	(3,676,251)
Increase in prepaid and other current assets	(2,903,365)	(568,310)	(1,158,235)
Increase (decrease) in accounts payable	9,333,738	1,957,428	(197,702)
Increase in accrued liabilities	4,718,528	1,869,152	2,357,927
Increase in other liabilities	222,866	103,546	4,831
Net cash used by operating activities	(27,972,461)	(14,847,765)	(10,615,712)
Cash flows from investing activities:
Property, equipment and construction in progress additions	(77,620,798)	(38,650,428)	(18,465,734)
Restricted cash	(1,995,000)	(845,000)	(1,005,981)
Investment in Ecuador property	(1,440,000)	—	—
Net cash used by investing activities	(81,055,798)	(39,495,428)	(19,471,715)
Cash flows from financing activities:
Borrowings	2,226,826	—	—
Repayments of borrowings	(478,384)	(12,902)	(10,650)
Proceeds from exercise of warrants, net	3,868,260	—	—
Proceeds from exercise of options, net	2,691,960	2,691,960	—
Proceeds from sale of common stock, net	111,297,841	36,918,146	17,335,500
Net cash provided by financing activities	119,606,503	39,597,204	17,324,850
Net increase (decrease) in cash and cash equivalents	10,578,244	(14,745,989)	(12,762,577)
Cash and cash equivalents at beginning of period	—	25,324,233	29,455,130
Cash and cash equivalents at end of period	$10,578,244	$10,578,244	$16,692,553
Supplemental cash flow information:
Cash paid for:
Interest	$144,785	$54,104	$29,845
Foreign income tax	6,374	39,001	—
Non — cash items:
Common stock issued for property interest	$1,112,500	$—	$—
Warrants issued to private placement agent	325,000	—	248,645
Purchase and additions to equipment with the issuance of a capital lease obligation	6,180,679	6,180,679	—
Imputed financing costs	428,000	—	—
Issuance of common stock for subscription receivable	230,825	—	—
Conversion of long-term debt to common stock	685,000	—	—
Conversion of notes payable to common stock	1,020,529	—	—
Interest capitalized to property, equipment and construction in progress	362,592	362,592	—
Depreciation on support equipment capitalized to property, equipment and construction in progress	555,189	359,434	—

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

(An Exploratory Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Organization

BPZ Resources, Inc., (the “Company” or “BPZ”) a Texas corporation, was incorporated in 1993 and is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. The Company is an exploratory stage company focused on the exploration and production of oil and natural gas and we intend to utilize part of our future natural gas production for the complementary development of gas-fired power generation.

The Company maintains a registered wholly owned subsidiary in Peru. Currently, it has exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres in northwest Peru. Our license contracts cover 100% ownership of both Block Z-1 (739,205 acres) and Block XIX (472,860 acres). The Block Z-1 contract was signed in November 2001, and the Block XIX contract was signed in December 2003. The Company’s license contracts provide for an initial exploration period of seven to thirteen years and seven to ten years, respectively, and require that we conduct specified activities on the properties during this period. If the exploration activities are successful, the total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production. The Company has presented all necessary documentation requested by Perupetro in order to become the qualified operator under a license contract for Block XXII (948,000 acres, referred to as Area VI in previous filings) which we previously held under a Technical Evaluation Agreement. Subsequently, in March 2006, the Company was notified by Perupetro that we qualified as an operator for Block XXII. In July 2006 Perupetro officially informed the Company that its proposal for the 248,000 acre Block XXIII, located onshore in northwest Peru between our Blocks Z-1 and XIX, was the winning bid in their license tender process. On September 20, 2007, the Company was officially notified by Perupetro that it also qualified as an operator for Block XXIII. It has been informed that the license contracts for both blocks XXII and XXIII have been approved by the Board of Directors of Perupetro and it is now waiting for the Supreme Decree to be issued which authorizes the signature for both license contracts. The Company anticipates both license contracts will be signed in mid November, 2007.

In addition, through the Company’s wholly owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, it owns a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

The Company is in the exploratory stage of its oil and natural gas business and to date its activities in Peru have been focused on the analysis and evaluation of technical data on the various properties; the preparation of the development plans for the properties, including detailed engineering and design of the power plant and gas processing facilities; refurbishment of one of its offshore platforms, procuring machinery and equipment for an extended drilling campaign; procuring equipment for the production of oil from the Corvina Field; obtaining all necessary environmental and operating permits and securing the required capital and financing to complete the current plan of operation. The Company commenced drilling of its initial well, the CX11-21XD, in the Corvina Gas Field at the CX-11 platform in September 2006, and a total depth of 10,457 feet (9,234 feet true vertical depth) was reached in November 2006. In March 2007, after a total of six Drill Stem Tests (“DST”) were conducted on separate potential pay zones from the Lower and Upper Zorritos formations, the well tested positive for both gas and oil in quantities that the Company believes to be commercially producible. In June, 2007 it successfully recompleted the Corvina CX11-16X well as a natural gas producing well. A total of four DST’s were conducted on various zones in the well including a formation previously untested in the entire basin. The well tested positive for gas in quantities that the Company believes to be commercially producible. In October, the Company completed seven DST’s on the CX11-14D well in the Corvina Field. The first six tests were conducted in the Upper Zorritos formation, with the first two testing the oil zone and the other four testing the gas zone, while the seventh test targeted the Cardalitos formation located immediately above the Upper Zorritos. The well tested positive for oil and gas in quantities that the Company believes to be commercially producible. However, the Company cautions readers that test data is not necessarily indicative of actual results. The Company has not drilled any other wells or recognized any revenues from operations, and it does not anticipate generating significant revenues from our properties prior to December 31, 2007. However, on October 24, 2007, the Company entered into two short term contracts with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market earlier than scheduled. The two tankers leased from the Navy each have capacity of approximately 6,000 barrels. With the current production facilities and these two tankers, the Company expects to produce approximately

2,500 barrels of oil per day (bopd) beginning in early November barring any unforeseen circumstances.

Reincorporation and Name Change

On October 11, 2007, BPZ Energy, Inc., a Colorado corporation, formerly named Navidec, Inc., completed a reincorporation to the State of Texas pursuant to the Plan of Conversion as approved by the shareholders at the 2007 annual meeting of shareholders held on August 17, 2007. The filings with the Secretary of State of Texas also included a change of the company’s name from BPZ Energy, Inc. to BPZ Resources, Inc., as part of an ongoing review of certain internal reorganizational matters related to the Company’s international tax planning and corporate structure. The Company continues to use the name BPZ Energy, Inc. as a D/B/A (“doing business as”) in its regular business operations.

No changes to the members of the Board of Directors, the management, or the operations of the Company were made in connection with the conversion from a Colorado corporation to a Texas corporation. The Company remains the same business entity following the conversion to Texas, with all of the assets, rights, privileges and powers of, and all property owned by, all debts due to, as well as all other causes of action belonging to the predecessor Colorado entity. As part of the reincorporation, a new Certificate of Formation and new Bylaws were adopted, and now govern the rights of holders of the Company’s common stock. At the effective time of the conversion, each outstanding share of the Colorado entity prior to the conversion was automatically converted into one share of the Texas entity.

Navidec Merger Transaction

On September 10, 2004, BPZ Energy, Inc., a Texas (“BPZ-Texas”) corporation consummated a reverse merger with Navidec, Inc., a Colorado corporation (“Navidec”), whereby BPZ-Texas became a wholly owned subsidiary of Navidec (the “Merger”). As a result of the Merger, the shareholders of BPZ-Texas received the majority of the voting interest and control of the Board of Directors and management of the combined entity. Accordingly, for accounting purposes, BPZ-Texas was treated as the acquiring entity. All financial statements herein represent the historical financial statements of the accounting acquirer, BPZ — Texas. See “Business—Navidec Merger Transaction” and Note 2 to the Company’s Consolidated Financial Statements on Form 10K for the year ended December 31, 2006, as amended for detailed discussion regarding the Merger. On February 4, 2005, Navidec changed its name to BPZ Energy, Inc. Although the Company’s name has been changed, the pre-merger company may be referred to as Navidec in this filing, as the context may require, to avoid confusion.

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

Recent Accounting Pronouncements

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FSP FAS 19-1 which provides circumstances that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future. Generally, the statement allows exploratory well costs to continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109” (“FIN 48”). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which establishes an approach requiring the quantification of financial statement errors based on the effect of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the “iron curtain” and “roll-over” methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements; however, its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the iron curtain method for quantifying financial statement misstatements. The Company applied the provisions of SAB 108 in connection with the preparation of the Company’s annual financial statements for the year ending December 31, 2006. The use of the dual approach did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2006, the FASB issued FASB Staff Position FSP EITF 00-19-2, Accounting for Registration Payment Arrangements. This FASB Staff Position, or FSP, specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP also requires certain disclosures regarding registration payment arrangements and liabilities recorded for such purposes. This FSP is immediately effective for registration payment arrangements entered into or modified after December 21, 2006. The guidance of this FSP is effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years for registration payment arrangements entered into prior to December 21, 2006. This FSP requires adoption by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of our stockholders’ equity accounts as of the first interim period of the year in which this FSP is initially applied. The Company does not expect the adoption of this FSP to materially affect our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 — Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this SFAS No. 157 will change current practice. The definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The provisions of this Statement will be effective for financial statement issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is continuing to assess the impact, if any, of SFAS 157.

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

Note 2 — Value Added Tax Receivable

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 19%. Peru currently has an IGV early recovery program for companies during the exploration phase. Under this program, IGV paid on the acquisition of certain goods and services used directly in hydrocarbon exploration activities can be recovered prior to a commercial discovery taking place or production and revenue billings begin. The Company has applied for early recovery of certain IGV paid since it does not anticipate first sales of oil to the Peruvian market until December of 2007 nor does it anticipate first sales of gas to the Peruvian power market until early 2009.

The Company’s value added tax receivable balance as of September 30, 2007 was $8.8 million. Of this balance, the Company has filed claims with the Peruvian tax authority to recover approximately $4.7 million under the IGV early recovery program. Approximately $2.4 million has been collected during the nine months ended September 30, 2007. In addition, during October 2007, an additional $3.4 million was collected under the IGV early recovery plan.

Note 3 — Inventories

Inventories consist primarily of tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market. The balance in inventory at September 30, 2007 was $3,696,948.

Note 4 — Prepaid and Other Current Assets

Below is a summary of prepaid and other current assets as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Prepaid expenses and other	$445,341	$763,480
Deposits	51,962	68,367
Prepaid insurance	1,431,474	517,974
Insurance receivable	612,033	612,033
Interest receivable	—	10,646
Prepaid and other current assets	$2,540,810	$1,972,500

Prepaid expenses and other are primarily related to prepayments for drilling services, equipment rental and material procurement. Deposits are primarily rent deposits in connection with the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors and officer’s insurance policies. Additional coverage was procured in response to increased business activity for the nine months ended September 30, 2007.

Insurance receivable is related to the barge incident which occurred in early August 2006. The Company incurred an operational delay of approximately three weeks resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform. As of September 30, 2007, a claim of approximately $712,000 for repairs is expected to be filed with the insurance carrier. A deductible of $100,000 will be applied to this insurance claim when reimbursed. See Note 11 “Commitments and Contingencies”, included herein, for further discussion.

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Construction in progress:
Power plant and related equipment	$3,733,727	$3,581,069
Platforms and wells	64,489,307	25,759,009
Pipelines and processing facilities	3,605,336	2,535,593
Barge and related equipment	11,446,699	6,461,877
Office equipment, leasehold improvements, and vehicles	1,380,371	828,727
Accumulated depreciation and amortization	(957,253)	(439,365)
Net property, equipment and construction in progress	$83,698,187	$38,726,910

During the nine months ended September 30, 2007, the Company incurred costs of $45.6 million associated with its development initiatives for the exploration and production of natural gas reserves and the complementary development of proprietary gas-fired power generation for sale in Peru.

The Company spudded its first well, the CX11-21XD, in September of 2006. In March 2007, after a total of six Drill Stem Tests were conducted on separate potential pay zones from the Lower and Upper Zorritos formations, the well tested positive for both gas and oil in quantities that the Company believes to be commercially producible.

On May 17, 2007, the Company began recompleting the shut-in CX11-16X well. Upon the completion of a thorough examination of the well bore which concluded that the existing production casing was in good condition and that cement logs indicated that no additional remediation work was required, a total of four drill stem tests were completed on separate potential pay zones from the Lower and Upper Zorritos formations. The well tested positive for gas in quantities that the Company believes to be commercially producible.

On June 21, 2007, the Company spudded a third well, the CX11-14D. The CX11-14D well was strategically placed to allow the Company to appraise the oil and gas producing zones discovered in the CX 11-21XD well and to investigate the potential of the Cardalitos formation which is located right above the Upper Zorritos formation. In October, the Company completed seven DST’s on the CX11-14D well in the Corvina Field. The first six tests were conducted in the Upper Zorritos formation, with the first two testing the oil zone and the other four testing the gas zone, while the seventh test targeted the Cardalitos formation located immediately above the Upper Zorritos. The well tested positive for oil and gas in quantities that the Company believes to be commercially producible.

The Company cautions readers that test data from the three wells mentioned above is not necessarily indicative of actual results.

The Company has not drilled any other wells or recognized any revenues from operations, and it does not anticipate generating significant revenues from our properties prior to December 31, 2007.

In conjunction with the gas-to-power project, the recent discovery of oil reserves in the Corvina field has prompted the Company to simultaneously direct its attention towards accelerating the development of potential oil production in the Corvina field. On June 13, 2007, the Company entered into a capital lease agreement, with an option to purchase, for two barges to assist in the development of the Corvina oil. The two barges were towed to Peru where they are being fitted with the required equipment for their intended use. One of these barges will be moored next to the CX11 platform, and will act as a floating production and storage facility (“FPSO”) for oil produced from the Corvina field. The Company has also identified and placed orders for the necessary oil production facilities to be installed on the FPSO barge. The second barge will be used to offload the produced oil from the FPSO and transport it to a refinery located approximately 100 miles to the south in the port of Talara. The capital lease for the two barges began in August 2007 and expires in November 2009. Lease payments are variable based on the working status of the barges with a purchase option of $5,000,000 after the first year of the lease and $4,000,000 after the maturity date of the lease. The assets will be depreciated over the term of the capital lease obligation. The capital lease assets were recorded at $6,180,679, which represents the present value of the minimum lease payments, or the aggregate fair market value of the assets. See Note 8 “Debt”, included herein, for further discussion.

In addition, the Company incurred costs for office equipment and leasehold improvements for its offices in Houston, Peru and Ecuador. In accordance with “successful efforts” method of accounting, the Company capitalized $359,434 of depreciation expense related to support equipment to construction in progress as well as capitalized interest of approximately $362,592 to construction in progress during the nine months ended September 30, 2007.

Note 6 — Investment in Ecuador Property

The Company has an investment in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1,616,916 and $1,757,604 as of September 30, 2007 and December 31, 2006, respectively. The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense. Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016. Accordingly, the Company recorded amortization expense of $46,896 and $140,688 for the three and nine months ended September 30, 2007, respectively, and the same amounts for the three and nine months ended September 30, 2006, respectively.

Note 7 — Restricted Cash and Performance Bonds

In connection with its properties in Peru, the Company has obtained three performance bonds totaling $2,350,000 to guarantee certain obligations and commitments. As of September 30, 2007, the Company had restricted cash deposits of $1,995,000, which partially collateralizes the performance bonds. In addition to the cash collateral posted by the Company, an individual shareholder of the Company had provided a guarantee in the amount of $200,000 to the financial institution that issued one of the bonds to secure the Company’s performance. During 2004, the Company issued 236,528 shares to that individual investor for $119,175 of cash proceeds and a subscription receivable of $230,825 for the guarantee. During the three months ended June 30, 2007, the guarantee was replaced by a deposit of an additional $95,000 by the Company to the same financial institution. All of the performance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contract or technical evaluation agreement.

Note 8 — Debt

The recent discovery of oil reserves in the Corvina field has prompted the Company to direct its attention towards accelerating the development of potential oil production in the Corvina field. On June 13, 2007 the Company entered into a capital lease agreement, with an option to purchase, for two barges to assist in the development of the Corvina oil. The capital lease for the two barges began in August 2007 and expires in November 2009. The lease contains a purchase option which the Company anticipates, for accounting purposes, it will exercise on the 15th month of the lease term. Lease payments are variable, based on the working status of the barges, with a purchase option of $5,000,000 after the first year of the lease and $4,000,000 after the maturity date of the lease. The capital lease obligation was recorded at the present value of the minimum lease payments at an imputed discount rate of 18%, which reflects the Company’s incremental borrowing rate for this transaction. The capital lease obligation was recorded at $6,180,679, which represents the present value of the minimum lease payments, or the fair market value of the debt obligation.

In addition, on September 30, 2007, the Company had long-term debt of $42,038 compared to $55,815 in long-term debt as of December 31, 2006. Long-term debt for both 2007 and 2006 includes two secured loans for the purchase of office furniture. Both loans have a term of 60 months, bearing interest at 5.94% and 9.44%, with principal and interest payments due on a monthly basis.

Maturities of notes payable are as follows:

Less than one year	$6,198,899
One to three years	42,038
Three to five years	—
More than five years	—
Total	$6,240,937

Note 9 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock, no par value and 250,000,000 shares of common stock, no par value, authorized for issuance.

Private Placement of Common Stock

On May 4, 2007, with an over-allotment purchase that closed on June 15, 2007, the Company completed a private placement of 7,170,000 shares of common stock, no par value, to accredited investors pursuant to a Subscription Agreement. The common stock was priced at $5.25 per share and the over-allotment was priced at $5.40 per share resulting in proceeds to the Company of approximately $37.7 million. No warrants or dilutive securities were issued in connection with the offering. The offering was placed directly by the Company. A placement fee of 2% of the gross proceeds of this transaction was paid to Morgan Keegan for investment services and consulting related to the offering. The registration statement was declared effective by the Securities and Exchange Commission on June 20, 2007.

Potentially Dilutive Securities

In addition to its shares issued and outstanding, the Company has the following potentially dilutive securities as of September 30, 2007 and December 31, 2006. None of these potentially dilutive shares have been included in the calculation of earnings per share as the effect would be anti-dilutive.

	September 30,	December 31,
	2007	2006
Stock options outstanding	3,006,800	4,306,152
Warrants outstanding	250,000	250,000
Contingent incentive earn-out shares	—	450,000
Contingent Merger earn-out shares	9,000,000	9,000,000

Total potentially dilutive securities	12,256,800	14,006,152

Shares available for grant pursuant to Long-Term Incentive Compensation Plan	5,914,500	1,156,000

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

The following table summarizes stock-based compensation costs recognized under SFAS 123(R) for the three and nine months ended September 30, 2007 and September 30, 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Employee stock—based compensation costs	$2,811,352	$820,772	$4,718,765	$1,980,280
Non-employee stock-based compensation	—	59,105	(5,891)	249,690
	$2,811,352	$879,877	$4,712,874	$2,229,970

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

A summary of the Company’s restricted stock award activity and related information is presented below:

		Weighted—
	Number of	Average
	Restricted	Fair Value
	Shares	Per Share
Non-vested balance at December 31, 2006	746,500	$4.01
Granted	572,500	4.69
Vested	(340,000)	4.39
Forfeited	—	—
Non-vested balance at September 30, 2007	979,000	$4.48

As of September 30, 2007, there was approximately $1.3 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 1 year.

There were 450,000 performance shares outstanding as of September 30, 2007. See “Contingent Incentive Earn-out Shares” below.

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

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for options granted during the nine months ended September 30, 2007. During the nine months ended September 30, 2007, 533,000 options were granted by the Company under the 2007 Long-term Incentive Plan. The expected life of the options represents the period of time the options are expected to be outstanding. For the nine months ended September 30, 2007, the expected term of options granted was derived based on a weighting between (a) the Company’s historical exercise and forfeiture activity and (b) the average midpoint between vesting and the contractual term. For the nine months ended September 30, 2006, the expected term of options granted was based on the contractual term. In the future, as information regarding post-vesting termination becomes more accessible, the Company may change the method of deriving the expected term. This change could impact the fair value of options granted in the future. The Company expects to refine the method of deriving the expected term no later than January 1, 2008. For the nine months ended September 30, 2007 and September 30, 2006, our expected volatility is based on the historical volatility of our stock for a period approximating the expected life. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted. The dividend yield is based on our history of dividend payouts.

	2007	2006
Expected life (years)	6	10
Risk-free interest rate	4.4%	2.5%
Volatility	83.76%	76.12%
Dividend yield	0%	0%
Weighted-average fair value per share at grant date	$3.84	$—

A summary of our stock option activity and related information is presented below:

During the nine months ended September 30, 2007 a total of 1,493,700 options were exercised. As of September 30, 2007, there was approximately $3.3 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1.2 years.

The following tables summarize information about stock options outstanding as of September 30, 2007:

	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
	Number of	Life	Exercise Price	Number of	Exercise Price
Range of Exercise Prices	Options	(In years)	Per Option	Options	Per Option
1.30	520,800	6.69	$1.30	520,800	$1.30
2.00	210,500	6.69	2.00	210,500	2.00
3.20	562,500	8.29	3.20	327,500	3.20
3.35	750,000	8.46	3.35	375,000	3.35
4.55	352,500	8.77	4.22	50,000	4.00
Above	610,500	9.59	5.23
Total	3,006,800	8.27	$3.36	1,483,800	$2.43

		Weighted—
		Average
	Number of	Exercise Price
	Options	Per Option
Non-vested balance at December 31, 2006	2,102,500	$3.07
Granted	610,500	5.23
Vested	(1,165,000)	1.69
Forfeited	(25,000)	3.92
Non-vested balance at September 30, 2007	1,523,000	$4.98

Pursuant to a Settlement Agreement and Mutual Release entered into on May 19, 2006 between the Company, Mr. John McKowen and Navidec Financial Services (“NFS”), the vesting period related to 500,000 of the non-vested options outstanding as of December 31, 2006, was extended from September 10, 2006 to one year following the effective date of the registration with the SEC of the shares NFS received in the Merger with Navidec. The registration of these shares underlying these options became effective on December 15, 2006 and, as a result, the expiration date for the remaining options was extended to December 16, 2007. The extension of the vesting period did not result in a revaluation of these options, because the number of options that the Company expects to vest did not change as a result of the modification. In March 2007, the required funding received by the Company exceeded the $6,000,000 target and as a result, the remaining 500,000 options vested.

The aggregate intrinsic value of stock options outstanding at September 30, 2007 was approximately $13.4 million, of which approximately $8.0 million relates to awards vested and exercisable and approximately $5.4 million relates to awards expected to vest. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of September 30, 2007 exceeds the exercise price of the option.

Warrants

As of September 30, 2007, the Company had 250,000 warrants outstanding. For their role as placement agent, in connection with the private placement of 11,466,000 shares of common stock in July 2005, Morgan Keegan & Company, Inc. received fully vested warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share. These warrants expire on July 19, 2010 and were valued at $325,000 using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs. Additionally, for their financial advisory services, in connection with the private placement of 4,482,000 shares of common stock in June 2006, Morgan Keegan & Company, Inc. received fully vested warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.00 per share. These warrants expire on June 30, 2011 and were valued at $248,645 using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs.

All warrants issued were valued using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs. The following table presents the weighted-average assumptions used in the option pricing model for options granted during the nine months ended September 30, 2007 and the same period ended 2006. No warrants were granted during the nine months ended September 30, 2007 or September 30, 2006. The same methodologies applied to determine the assumptions used to value the options noted above were also used in valuing the warrants issued to Morgan Keegan & Company, Inc.

	2007	2006
Expected life (years)	1.6	1.6
Risk-free interest rate	4.6%	4.9%
Volatility	85.3%	64.7%
Dividend yield	0%	0%
Weighted-average fair value per share at grant date	$—	$—

No warrants were exercised during the nine months ended September 30, 2007.

Contingent Incentive Earn-Out Shares

During 2005, the Company’s Board of Directors awarded a total of 485,000 shares of incentive stock awards to three of the Company’s officers. The incentive stock awards vest and the earn-out shares are issuable once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007, the same target applicable to the Merger earn-out shares (see immediately below). However, one of the Company’s officers entitled to receive earn-out shares resigned from the Company and its subsidiaries effective June 15, 2006, and as a result 225,000 of the unvested contingent incentive stock awards, representing $990,000 of future possible compensation expense, were forfeited. Subsequently, 190,000 shares of those 225,000 shares were awarded to the officer’s successor to supplement a previous award of 35,000 shares. As of September 30, 2007, the total of outstanding awards related to the incentive stock awards was 450,000 shares with a possible combined future expense of $1,980,000. Of this amount, approximately $1,782,000 was recorded as compensation expense for the three and nine months ended September 30, 2007. Because the Company expected to attain qualified entitlement to production before December 28, 2007, based on a newly revised operations plan, the Company determined that the compensation expense related to the Incentive Earn-Out Shares should be proportionally recognized during the three months ended September 30, 2007. On October 24, 2007, the Company entered into two short term contracts with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market earlier than scheduled. The two tankers leased from the Navy each have capacity of approximately

6,000 barrels. With the current production facilities and these two tankers, the Company expects to produce approximately 2,500 barrels of oil per day (bopd) beginning in early November barring any unforeseen circumstances.

Merger Earn-Out Shares

Under the terms of the Merger Agreement, the Company committed to issue 18,000,000 shares to the former shareholders of BPZ-Texas on a contingent earn-out basis if the Company achieves certain reserve and production goals. The first earn-out target relating to reserves was achieved in December 2004 and 9,000,000 of the earn-out shares were issued. The remaining 9,000,000 earn-out shares are issuable once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007. As noted immediately above, on October 24, 2007, the Company entered into two short term contracts with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market earlier than scheduled. The two tankers leased from the Navy each have capacity of approximately 6,000 barrels. With the current production facilities and these two tankers, the Company expects to produce approximately 2,500 barrels of oil per day (bopd) beginning in early November barring any unforeseen circumstances.

For accounting purposes, the earn-out arrangement is treated as a stock dividend because the earn-out is payable to the shareholders of the accounting acquirer, BPZ-Texas. Accordingly, except for a retroactive increase in the number of common shares outstanding for all periods presented, which will occur when the Board of Directors declares the dividend, no accounting entry is required upon the issuance of the earn-out shares.

Long-Term Incentive Compensation Plan and Directors’ Compensation Incentive Plan

On August 17, 2007, the Company adopted the 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”), which is an amendment and restatement of the BPZ Energy, Inc. 2005 Long-Term Incentive Compensation Plan (the “2005 LTIP”). The amendment and restatement was recommended by the Board of Directors and adopted pursuant to the approval of the shareholders at the 2007 annual meeting of shareholders held on August 17, 2007. The 2007 LTIP supersedes and replaces the 2005 LTIP but will not impair the vesting or exercise of any award granted under the 2005 LTIP prior to the date the 2007 LTIP became effective. The provisions of the 2005 LTIP applicable to directors are set forth in a separate 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”), which was also adopted by the Company pursuant to the approval of the shareholders at the 2007 annual meeting of shareholders held August 17, 2007.

The 2007 LTIP increases the amount of securities available for incentive awards to an aggregate of 4,000,000 shares, subject to adjustment to reflect stock splits and other similar events. The 2007 LTIP terminates on the earlier of (1) ten years from the date the 2007 LTIP becomes effective, or (2) at such time as no shares of common stock of the Company remain available for issuance through the plan. The Company’s officers, employees and consultant and the employees of certain of the Company’s affiliates are eligible to participate in the 2007 LTIP. The 2007 LTIP allows for the award of (1) incentive stock options under Section 422 of the Tax Code, (2) non-statutory stock options not covered under Section 422 of the Tax Code, (3) stock appreciation rights granting the recipient the right to receive an excess in the fair market value (as defined in the 2007 LTIP) of shares of stock over a specified reference price, (4) restricted stock, which will be subject to a risk of forfeiture and nontransferable until it vests over time, (5) qualified performance-based incentive to employees who qualify as covered employees within the meaning of Section 162(m) of the Tax Code, as amended, (6) unrestricted stock, which will be immediately transferable, and (7) other stock-based incentive awards. Any vesting provisions for an award made under the 2007 LTIP may be determined by the Compensation Committee. Awards will generally vest in four years unless otherwise determined by the Compensation Committee.

The Directors’ Plan supersedes and replaces the portions of the 2005 LTIP applicable to non-employee directors, but will not impair the vesting or exercise of any incentive granted to a director under the 2005 LTIP prior to the date the Directors’ Plan became effective. The Directors’ Plan will terminate on the earlier of (1) ten years from the date that the Directors’ Plan becomes effective, or (2) at such time as no shares of common stock of the Company remain available for issuance through the plan. The Company’s non-employee directors are eligible to participate in the Directors’ Plan. The Directors’ Plan provides for the issuance of up to 2,500,000 shares of the Company’s common stock to non-employee directors, subject to adjustment to reflect stock splits and similar events. The Directors’ Plan allows for the award of (1) non-statutory stock options not covered under Section 422 of the Tax Code, (2) stock appreciation rights, granting the recipient the right to receive an excess in the fair market value (as defined in the Directors’ Plan) of shares of stock over a specified reference price, (3) restricted stock, which will be subject to a risk of forfeiture and nontransferable until it vests over time, (4) unrestricted stock, which will be immediately transferable, and (5) other stock-based incentive awards. Vesting under the Directors’ Plan will be determined by the Compensation Committee. Awards will generally vest in four years unless otherwise determined by the Compensation Committee.

Note 10 — Affiliate and Related Party Transactions

As of September 30, 2007 and September 30, 2006, the Company had no outstanding balances with affiliates or related parties.

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

Barge Incident

In early August 2006, the Company incurred an operational delay of approximately three weeks resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform. No injuries were sustained by any of the Company’s staff, nor to any of the tug boat operator’s crew members. The BPZ-01 is a U.S. flagged vessel and as such was inspected after the incident by the U.S. Coast Guard. Upon satisfactory completion of the inspection, the barge resumed normal operations immediately thereafter. Based upon information currently available, the Company estimates that total expenditures related to this incident will be approximately $1.1 million. As of September 30, 2007, approximately $382,000 has been incurred for barge recovery and temporary repairs to the vessel. In addition, the Company expects to incur approximately $330,000 in permanent repairs to the barge and approximately $432,000 of consequential damages, primarily stand-by charges. As of November 9, 2007, the Company has not presented a final claim to its insurance carrier for the barge repairs and is negotiating a settlement agreement with a third party for recovery of any damages not covered through its insurance. The Company believes the majority of the costs associated with this incident will be reimbursed through insurance or through a third party. No assurances can be given, however, that any such recoveries will be sufficient to cover all costs associated with this incident or to the timing of any such recoveries. This incident is not expected to have a material impact on the Company’s operations or business plan.

Peru Properties

As of September 30, 2007, in connection with its Peru properties, the Company obtained three performance bonds totaling approximately $2.4 million to guarantee certain obligations and commitments. As of September 30, 2007, the Company had restricted cash deposits of approximately $2.0 million, which partially collateralizes the performance bonds. The Company was required to deposit approximately $750,000 as restricted cash to collateralize a performance bond in connection with the beginning of the third exploration period under the Block Z-1 license contract, which began in June 2007. In addition, the Company was required to deposit approximately $245,000 as restricted cash to collateralize performance bonds under the Block XIX license contract in connection with the first exploration period. The Company also was required to post a $1 million performance bond to guarantee payment under a service agreement, which is set to expire in January 2008. The performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or agreement.

The Company has been officially notified by Perupetro that it also qualified as an operator for Blocks XXII and XXIII. The license contacts for both blocks have been approved by the Board of Directors of Perupetro and the Company anticipates the Supreme Decree authorizing both license contracts to be signed in mid November 2007. The Company anticipates having to deposit funds as restricted cash to collateralize performance bonds to guarantee the obligations undertaken by signing the license contracts. The performance bonds are expected to total approximately $3.7 million, of which approximately $0.3 million relates to Block XXII and $3.4 million to Block XXIII. The Company continues to seek full or partial reduction of the amount required to be deposited with the corresponding issuing bank for the performance bonds.

In connection with the Block XIX license contract, the Company recently completed shooting 200 kilometers of 2-D seismic. The cost to acquire this seismic data was approximately $3.6 million. It will take approximately two to three months to process and interpret the data. Based on the results of the 2-D seismic survey and in order to comply with the requirements under the next phase of the license contract, the Company plans to drill a well in Block XIX in late 2008 at an estimated cost of $8.0 million.

The Company acquired four offshore platforms in connection with its Block Z-1 property. The Company completed the refurbishment of one of the offshore platforms and intends to maintain all of the platforms for use throughout the life of the Block Z-1 contract. These platforms revert back to the Government of Peru at the end of the contract, provided they are in good working condition, with no further obligation to the company to dismantle or remove them. The Company and its legal advisors have reviewed Peruvian law and existing regulations from the Peruvian Ministry of Energy and Mines in conjunction with the requirements of SFAS No. 143 “Accounting for Asset Retirement Obligations” (“ARO”) as it applies to tangible long lived assets and their future retirement and dismantlement. The Company has concluded there is no legal obligation to dismantle the platforms, as defined in SFAS No. 143, and therefore recognition of an ARO is not required. Accordingly, no such provision is reflected in the accompanying consolidated financial statements. If, however, current laws or regulations were changed or the platforms were no longer in good working order, the Company could be obligated to dismantle and remove them. The current estimated cost to dismantle an offshore platform is estimated to be approximately $2 million, depending upon the condition of the platform and the depth of the water.

In December 2005, the Company signed a drilling contract with Petrex S.A., a subsidiary of Saipem SpA of Italy. Under the contract, Petrex S.A. will provide a platform rig capable of drilling to 16,000 feet and upgrade the rig to meet the Company’s specifications. The Company is utilizing the rig for the initial development of the Corvina field and may also utilize it for the expected development of the Albacora oil field, and potential appraisal wells in the Piedra Redonda gas field. The Company paid a $5.5 million fee to mobilize and upgrade the rig. In exchange, the Company received a discounted fixed day rate and exclusive rights to use the rig, at its option, during the two-year period which commenced in September 2006. In addition, after the guaranteed two-year period, the Company has the option to extend the contract for an additional year at market rates.

Financing Activities

On October 22, 2007, the Company entered into a non-binding term sheet agreement with the International Finance Corporation (“IFC”), the private sector arm of the World Bank Group based in Washington, D.C., delineating the key terms and conditions for the first tranche (see Loan “C” immediately below) of a debt package with IFC. Previously, the Company announced a total debt package, approved by IFC, of $100.5 million approved by the IFC but subject to final due diligence and documentation. The Company is actively negotiating with IFC to increase the debt package to an estimated $165 million for further development of our assets.

The initial $120 million financing package was approved by the Credit Committee of the IFC on November 29, 2006, which included an investment by IFC in BPZ’s common stock and took place on December 18, 2006. The common stock was priced at $3.00 per share resulting in proceeds to us of approximately $19.5 million. The offering was placed directly by the Company and there were no placement fees. IFC currently holds approximately a 10% equity position in the Company with 6.5 million shares. IFC’s total equity and senior debt investment in the Company, subject to execution and funding of the increased debt agreement, as described above, will reach approximately $185 million. Any increased debt package will be subject to final internal approvals by appropriate representatives of both IFC and BPZ. The proposed $165 million facility is anticipated to consist of the following:

•                  Loan “C”, comprised of which is the $15.5 million of convertible debt, is expected to close in early November, pending approval and execution of closing documents in their final form. The conversion price is $10.39 per share and includes a forced conversion price of $18.19 per share. The instrument will have a 10 year term with a variable interest rate of 2% per annum above 6-month LIBOR.

•                  Loan “A”, which will be for IFC’s own account, is anticipated to be $34.5 million in long-term senior debt. This second tranche is expected to close by early next year, pending approval and execution of closing documents in their final form.

•                  Loan “B”, comprised of senior debt to be syndicated by IFC, is projected to be approximately $115 million. This third tranche is expected to close in the latter part of first quarter 2008, or by early second quarter. This remaining debt portion of the financing will be subject to identification of the lending syndicate members and subsequent negotiation and approval of the necessary loan documentation.

As of November 9, 2007, neither the final loan documents nor the third-party debt syndication have been completed.

In conjunction with the gas-to-power project, the recent discovery of oil reserves in the Corvina field has prompted the Company to simultaneously direct its attention towards accelerating the development of potential oil production in the Corvina field. On June 13, 2007 the Company entered into a capital lease agreement, with an option to purchase, for two barges to assist in the development of the Corvina oil. The capital lease for the two barges begins in August 2007 and expires in November 2009. Lease payments are variable, based on the working status of the barges with a purchase option of $5,000,000 after the first year of the lease and $4,000,000 after the maturity date of the lease. The capital lease obligation was recorded at the present value of the minimum lease payments at an imputed discount rate of 18%, which reflects the Company’s incremental borrowing rate for this transaction. The assets will be depreciated over the term of the capital lease obligation. The capital lease assets were recorded at $6,180,679, which represents the present value of the minimum lease payments, or the aggregate fair market value of the assets.

Charter of Navy Tankers

On October 24, 2007, the Company entered into two short term contracts with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market earlier than scheduled. The two tankers leased from the Navy each have capacity of approximately 6,000 barrels. With the current production facilities and these two tankers, the Company expects to produce approximately 2,500 barrels of oil per day (bopd) beginning in early November barring any unforeseen circumstances.

As noted above, the Company currently has two additional barges under a capital lease agreement. The Company intends to use the tank barges as floating production and storage facility (“FPSO”) and transport barges in the Company’s oil production operations. These barges are currently being outfitted with equipment in the port of Paita, but have encountered some delays due to scheduling. The two barges under a capital lease, the Na Moku and the Nu’uanu, each have a capacity of approximately 40,000 barrels. The Na Moku will be used as a FPSO, moored adjacent to the CX11 platform, while the Nu’uanu will be used to transport oil between the offshore Corvina field in the Z-1 block in northwest Peru and the refinery in Talara approximately 100 miles south of the Company’s operations. The Company expects to increase projected production from 2,500 bopd to approximately 4,000 bopd using these two barges when they become available, which is now expected to be towards the end of this year or early next year.

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

Note 13 — Subsequent Events

Financing Activities

On October 22, 2007, the International Finance Corporation (“IFC”), the private sector arm of the World Bank Group based in Washington, D.C., entered into a non-binding debt term sheet agreement with us delineating the key terms and conditions for the first tranche of a debt package with IFC, “Loan C”. Loan “C”, is comprised of $15.5 million of convertible debt and is expected to close in early November, pending approval and execution of closing documents in their final form. The conversion price will be $10.39 per share and includes a forced conversion price of $18.19 per share. The instrument will have a 10 year term with a variable interest rate of 2% per annum above 6-month LIBOR. See “Financing Activities” in Note 11 above for further detail.

As of November 9, 2007, neither the final loan documents nor the third-party debt syndication have been completed.

Charter of Navy Tankers

On October 24, 2007 the Company entered into two short-term contracts with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market earlier than we had previously scheduled. The two tankers leased from the Navy each have capacity of approximately 6,000 barrels. With the current production facilities and these two tankers, the Company expects to produce approximately 2,500 barrels of oil per day (bopd) beginning in early November barring any unforeseen circumstances. See “Financing Activities” and “Charter of Navy Tankers” in Note 11 above for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Item 1A.  “Risk Factors” included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. The following information contains forward-looking statements that involve risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See “Disclosure Regarding Forward-Looking Statements” below.

BPZ Resource, Inc., (the “Company” or “BPZ”) a Texas corporation, was incorporated in 1993 and is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. We are an exploratory stage company focused on the exploration and production of oil and natural gas and we intend to utilize part of our future natural gas production for the complementary development of gas-fired power generation.

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

Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres in northwest Peru. Our license contracts cover 100% ownership of both Block Z-1 (739,205 acres) and Block XIX (472,860 acres). The Block Z-1 contract was signed in November 2001, and the Block XIX contract was signed in December 2003. Our license contracts provide for an initial exploration period of seven to thirteen years and seven to ten years, respectively, and require that we conduct specified activities on the properties during this period. If the exploration activities are successful, the total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production. We have presented all necessary documentation requested by Perupetro in order to become the qualified operator under a license contract for Block XXII (948,000 acres, referred to as Area VI in previous filings) which we previously held under a Technical Evaluation Agreement. Subsequently, in March 2006, we were notified by Perupetro that we qualified as an operator for Block XXII. In July 2006 Perupetro officially informed us that our proposal for the 248,000 acre Block XXIII, located onshore in northwest Peru between our Blocks Z-1 and XIX, was the winning bid in their recent license tender process. On September 20, 2007, we were officially notified by Perupetro that we also qualified as an operator for Block XXIII. We have been informed that the license contracts for both blocks XXII and XXIII have been approved by the Board of Directors of Perupetro and we are now waiting for the Supreme Decree to be issued which authorizes the signature for both license contracts. We anticipate both license contracts will be signed in mid November, 2007.

In addition, through our wholly owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we own a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

We are in the exploratory stage of our oil and natural gas business and to date our activities in Peru have been primarily focused on the analysis and evaluation of technical data on the various properties; the preparation of the development plans for the properties, including detailed engineering and design of the power plant and gas processing facilities; refurbishment of one of our offshore platforms, procuring machinery and equipment for an extended drilling campaign; procuring equipment for the production of oil from the Corvina Field; obtaining all necessary environmental and operating permits and securing the required capital and financing to complete the current plan of operation. We commenced drilling of our initial well, the CX11-21XD, in the Corvina Gas Field at the CX-11 platform in September 2006, and a total depth of 10,457 feet (9,234 feet true vertical depth) was reached in November 2006. In March 2007, after a total of six Drill Stem Tests (“DST”) were conducted on separate potential pay zones from the Lower and Upper Zorritos formations, the well tested positive for both gas and oil in quantities that we believe to be commercially producible. In June, 2008 we successfully recompleted the Corvina CX11-16X well as a natural gas producing well. A total of four DST’s were conducted on various zones in the well including a formation previously untested in the entire basin. The well tested positive for gas in quantities that we believe to be commercially producible. In October, the Company completed seven DST’s on the CX11-14D well in the Corvina Field. The first six tests were conducted in the Upper Zorritos formation, with the first two testing the oil zone and the other four testing the gas zone, while the seventh test targeted the Cardalitos formation located immediately above the Upper Zorritos. The well tested positive for oil and gas in quantities that we believe to be commercially producible. We have not drilled any other wells or recognized any revenues from operations, and we do not anticipate generating significant revenues from our properties prior to December 31, 2007. However, on October 24, 2007, the Company entered into two short term contracts with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market earlier than scheduled. The two tankers leased from the Navy each have capacity of approximately 6,000 barrels. With the current production facilities and these two tankers, the Company expects to produce approximately 2,500 barrels of oil per day (bopd) beginning in early November barring any unforeseen circumstances.

Plan of Operation

Corvina Oil Development and Gas-to-Power

Our plan of operation is initially focused on the development and exploitation of the oil and natural gas resource opportunities in the offshore Block Z-1 in northwest Peru, in which we own a 100% working interest. In order to achieve our objectives, we must obtain significant financing from external sources. To date we have raised approximately $121 million through several private placements of our common stock to fund our capital program

As part of our private placement equity financing on May 8, 2007, we closed on an initial private placement of common stock, with an over-allotment that closed on June 15, 2007, resulting in gross proceeds of $37.7 million to us. The proceeds from this offering have been used primarily in an effort to accelerate the Corvina oil development and otherwise will be used consistent with the operating plan as described in our public filings. The private placement shares were issued under Regulation D of the Securities Act of 1933, as amended. The shares issued are restricted shares and will not be eligible for trading until registered with the SEC. The registration statement for these shares was declared effective by the Securities and Exchange Commission on June 14, 2007, and the related prospectus was filed on June 20, 2007.

On October 22, 2007, the IFC and the Company entered into a non-binding debt term sheet agreement as part of the Company’s $100.5 million debt financing package for approximately $15.5 million (See “-Liquidity, Capital Resources and Capital Expenditures”). The financing is subject to IFC’s preparation of the final documentation based on the terms of the non-binding agreement. However, the Company is actively negotiating with IFC to increase the debt package to an estimated $165 million for further development of the assets of the Company. IFC currently holds approximately a 10% equity position in the Company with 6.5 million shares. IFC’s total equity and senior debt investment in the Company, based upon execution and funding of the increased debt agreement, as described above, may reach approximately $185 million. Any increase in funding of the debt package is subject to final internal approvals by the appropriate representatives of both IFC and BPZ.

Our Corvina Oil Development project has an estimated initial capital budget of $11.7 million. On October 24, 2007, in order to accelerate our oil production program in the Corvina field, we entered into two short-term contracts with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market earlier than scheduled. The two tankers leased from the Navy each have capacity of approximately 6,000 barrels. With the current production facilities, the two navy tankers and the results of the oil zones tested at the CX-11 21XD and 14D wells,we project potential sustained production of approximately 2,500 barrels of oil per day (bopd) beginning in early November, barring any unforeseen circumstances.

We currently have two additional barges under a capital lease agreement. We intend to use these barges as a floating production and storage facility (“FPSO”) and a transport barge in the Company’s oil production operations. These barges are currently being outfitted with equipment in the port of Paita, but have encountered some delays due to scheduling. The two barges under a capital lease, the Na Moku and the Nu’uanu, each have a capacity of approximately 40,000 barrels. The Na Moku will be used as a FPSO, moored adjacent to the CX11 platform, while the Nu’uanu will be used to transport oil between the offshore Corvina field in the Z-1 block in northwest Peru and the refinery in Talara approximately 100 miles south of the Company’s operations. We expect to increase production from 2,500 bopd to approximately 4,000 bopd using these two barges when they become available, which is now expected to be towards the end of this year or early next year, though this schedule is subject to many factors outside our control, including obtaining all necessary equipment and no assurance can be given that we can meet this schedule.

Our Corvina Gas-to-Power project, with an estimated capital budget of $200.1 million, entails the refurbishment of the Corvina CX-11 platform, rehabilitation of an existing well and the drilling of two new wells, installation of a 10-mile gas pipeline from the platform to shore, construction of gas processing facilities and a 160 megawatt (“MW”) simple-cycle electric generating plant, and subsequently, the construction of a 40-mile gas pipeline to supply gas to third party generators in Arenillas, Ecuador

Our first priority in the Corvina Gas-to-Power project is drilling the initial gas wells in the Corvina Gas Field to develop reserves and establish deliverability at expected levels. In December 2005, we signed a drilling contract with Petrex S.A., a subsidiary of Saipem SpA of Italy. Under this contract, Petrex S.A. provided us with a platform rig capable of drilling to 16,000 feet and upgraded the rig to meet our specifications. We are utilizing the rig for the initial development of the Corvina Field and may also utilize it for the expected development of the Albacora oil field, and potential appraisal well in the Piedra Redonda gas field. We paid $5.5 million to upgrade and mobilize the rig. In exchange, we received a competitive fixed day rate and exclusive rights to use the rig, at our option, during the two-year period commencing with delivery of the rig in September 2006. In addition, after the guaranteed two-year period, we have the option to extend the contract for an additional year at market rates.

In April 2006, we acquired and equipped a deck barge that was used to transport the drilling rig to the Corvina CX-11 platform and then act as a tender for offshore drilling operations at Corvina, and eventually at our other properties. The deck barge, officially named BPZ-01, is equipped with a 200 ton crane for loading and off-loading. BPZ-01 and related equipment, including a smaller 35 ton crane, two winches and related spare parts, were acquired for approximately $6.0 million. The BPZ-01 is an important element in our strategy to control drilling costs by allowing the use of existing platforms and avoiding the use of high-priced drill ships or barges.

The Corvina Field has two existing platforms, the CX-11, which we recently refurbished and the CX-13, which we plan to refurbish in the future. The CX-11platform was evaluated as fit for operations by the independent risk management consulting firm of ABSG Consulting, Inc.

We have completed drilling our first well the CX11-21XD, recompleted the CX 11-16X well and have begun drilling a third well, CX 11-14D. We commenced drilling of our initial well, the CX11-21XD, in the Corvina Field at the CX-11 platform in September 2006, and a total depth of 10,457 feet (9,234 feet true vertical depth) was reached in November 2006. In March 2007, after a total of six Drill Stem Tests (“DST”) were conducted on separate potential pay zones from the Lower and Upper Zorritos formations, the well tested positive for both gas and oil in quantities that we believe to be commercially producible. In June 2008, we successfully recompleted the Corvina CX11-16X well as a natural gas producing well. A total of four DST’s were conducted on various zones in the well including a formation previously untested in the entire basin. The well tested positive for gas in quantities that we believe to be commercially producible. In October, we completed seven DST’s on the CX11-14D well. The first six tests were conducted in the Upper Zorritos formation, with the first two testing the oil zone and the other four testing the gas zone, while the seventh test targeted the Cardalitos formation located immediately above the Upper Zorritos. The well tested positive for oil and gas in quantities that we believe to be commercially producible. We have not drilled any other wells or recognized any revenues from operations, and we do not anticipate generating significant revenues from our properties prior to December 31, 2007.

Our initial plan of operation envisions the installation of a Company-owned 160 MW simple-cycle, gas-fired, electric generation plant at Nueva Esperanza, near the town of Caleta Cruz, in northwest Peru. In August 2005, we awarded the turnkey contract for the engineering, procurement and construction of the power plant project to BTEC Turbines LP of Houston (“BTEC”). The contract was awarded following a comprehensive six-month bidding process that included field visits by all of the bidders. The engineering portion of the contract is ongoing and nearing completion. Final terms of the procurement and construction portions of contract are currently being negotiated. BTEC is expected to supply two General Electric Frame 7EA simple-cycle gas-fired turbines. BTEC will also act as the main contractor for the design, transportation, construction, startup and commissioning of the power plant. Our plan is to own 100% of the power plant. Accordingly, our revenues from the natural gas delivered to the power plant will be derived from the sale of electricity, which is currently projected for early 2009, though this schedule is subject to many factors outside our control, including obtaining all necessary equipment and no assurance can be given that we can meet this schedule.

To transport the natural gas from the Corvina Field to our planned power plant we intend to construct a 10-mile offshore pipeline. The power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 360 MW of power. In order to support our proposed electric generation project, we commissioned an independent power market analysis for the region. The Peruvian electricity market is deregulated and power is transported through an interconnected national grid managed by the Committee for Economic Dispatching of Electricity. Based on this study, we believe we will be able to sell economic quantities of electricity from the initial 160 MW power plant. The market study also indicates that there may be future opportunities for us to generate and sell significantly greater volumes of power into the Peruvian and Ecuadorian power markets.

In addition to the local power market by our initial project in Peru, we intend to simultaneously develop a gas sales strategy for nearby Ecuador to capitalize on what we believe to be significant upside gas potential for the Corvina and Piedra Redonda Fields located in Block Z-1, as well as the potentially significant natural gas resources in the adjacent onshore Block XIX. These properties are within 30 miles of the Ecuadorian border and we plan to develop them for export sales of either raw gas or power generation via connection to the transmission system of Ecuador. Our plan for eventual Ecuadorian gas sales includes the construction of a 40-mile pipeline from Caleta Cruz, the terminal point of our offshore pipeline from the Corvina Gas Field, to Arenillas, Ecuador. We intend to sell gas for the generation of electricity by third party power producers in the local market in Ecuador. We are planning to complete this pipeline for first sales of gas to Ecuador in mid-to-late 2009, though this schedule is subject to many factors outside our control, including all necessary financing and no assurance can be given that we can meet this schedule or obtain the required financing.

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

Block Z-1

Future plans for Block Z-1 include:  further development of natural gas in the Corvina and Piedra Redonda Fields for future industrial markets, such as petrochemicals, and for additional gas sales into Guayaquil, Ecuador, known as the industrial center of Ecuador; the development of the Albacora Oil Field for which we have completed the baseline field work towards the securing of the environmental permits required for repair of an existing platform, the workover of three shut-in wells, and the related drilling program.  We have completed our internal evaluation of the Albacora oilfield’s estimated reserves based on the definitions and standards adopted in 1997 by the Society of Petroleum Engineers & World Petroleum Congresses (SPE/WPC), and we are seeking an independent certification of such reserves, though no assurance can be given that any such reserves can be proven, or will be certified as proven, or that we can demonstrate our technical or financial ability to recover any such reserves. We also have begun planning for eventual exploration and development work in the deeper water (water depths of approximately 500 to 1,000 feet) sections of Block Z-1

Block XIX

In connection with our onshore Block XIX license contract, we completed shooting 200 kilometers of 2-D seismic surveys during the second and third quarter of 2007. Based on the results of the 2-D seismic surveys and the requirements under the next phase of the license contract, we plan to drill a well in late 2008.

Blocks XXII and XXIII

Block XXII, which until December 31, 2005, we held under a Technical Evaluation Agreement (“TEA”). Block XXII is a large onshore block in northwest Peru which encompasses the Lancones Basin. In December 2005, we notified Perupetro that we wished to exercise our exclusive option to convert the TEA into a license contract. In March 2006, we were notified by Perupetro that we qualified as an operator of Block XXII.

In July 2006, Perupetro officially informed us that our proposal for the 248,000 acre Block XXIII, located onshore in northwest Peru between our Blocks Z-1 and XIX, was the winning bid in their tender process. We are also currently negotiating the terms of this License Contract. On September 20, 2007, we were officially notified by Perupetro that we also qualified as an operator for Block XXIII.

We have been informed that the license contracts for both blocks XXII and XXIII have been approved by the Board of Directors of Perupetro and we are now waiting for the Supreme Decree authorizing the signature for both license contracts. We anticipate both license contracts will be signed in mid November, 2007.

Results of Operations

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
General and administrative	$2,763,633	$2,373,475	$7,724,642	$5,813,311
Stock-based compensation	2,811,352	879,877	4,712,874	2,229,970
Geological, geophysical and engineering	1,955,155	638,504	3,925,406	1,502,211
Depreciation expense	56,651	63,850	163,437	159,087
Total operating expenses	$7,586,791	$3,955,706	$16,526,359	$9,704,579

Our operating and administrative expenses to date have consisted principally of general and administrative costs as well as geological, geophysical and engineering costs. General and administrative costs have increased significantly from $2,373,475 and $5,813,311 during the three and nine months ended September 30, 2006 to $2,763,633 and $7,724,642 during the three and nine months ended September 30, 2007 as a result of our increased activity levels, necessary additional personnel and costs associated with being a public company. We incurred $1,955,155 and $3,925,406 of geological, geophysical and engineering costs in the three and nine months ended September 30, 2007 primarily related to the continued development of our Corvina Gas-to-Power project and 2-D seismic expense on Block XIX, compared to $638,504 and $1,502,211 during the comparable periods of 2006 primarily as a result of the commencement of our Corvina Gas-to-Power project.

Stock-based compensation expense for the three and nine months ended September 30, 2007 was approximately $2,811,352 and $4,712,874 compared to $879,877 and $2,229,970 during the same period in 2006. Stock based compensation expense is primarily related to our restricted stock grants, accrued stock-based compensation under our 2007

Long-Term Incentive Plan and the recognition of Incentive Earn-out Stock Compensation, for two of our executive officers, in the third quarter of 2007due to the probable achievement of rights to production of not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007.

We received net cash distributions from our investment in Ecuador property of $242,844 and $250,797 during the three and nine months ended September 30, 2007, compared to net cash distributions of $442,113 and $1,123,763 during the three and nine months ended September 30, 2006. Due to capacity problems at the local refinery in Ecuador, anticipated oil sales from the December production were not realized during January 2007 in the amount of approximately $145,000 of otherwise expected revenues. In addition, we received approximately $15,566 in advance for administrative services through November, 2007. Since our investment consists of an interest in a producing oil and gas property, we are amortizing the investment on a straight-line basis over the remaining term of the license agreement covering the property. Accordingly, we recorded $46,896 and $140,688 of amortization expense during the three and nine months ended September 30, 2007, and the three and nine months ended September 30, 2006.

We incurred interest expense of $2,939 and $4,104 for the three and nine months ended September 30, 2007, compared with $27,007 and $29,845 for the three and nine months ended September 30, 2006. The difference is primarily due to interest incurred on a guaranteed letter of credit during 2006.

We did not incur any registration delay expense for the three and nine months ended September 30, 2007. During the three and nine month periods ended September 30, 2006 we recorded registration delay expense totaling $1,191,836 and $3,324,966, respectively, of which approximately $273,356 and $1,300,350 was paid in cash and $918,480 and $2,024,616 was paid by the issuance of 313,594 and 763,184 shares of common stock, respectively. In connection with the private placement of 11,466,000 common shares in July 2005, we were obligated to prepare and file with the SEC a Registration Statement on Form S-1 and to use our best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days from closing. The Registration Statement had not been declared effective by the required date and we were liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $343,000, for each thirty day period until the Registration Statement is declared effective by the SEC. In addition, in connection with the private placement of 4,482,000 common shares in March 2006, the Company was obligated to prepare and file with the SEC a Registration Statement on Form S-1 within ninety days, and to use its best efforts to cause the Registration Statement to be declared effective by the SEC no later than ninety days, from March 8, 2006. The Registration Statement was not filed or declared effective by the required dates and we were liable to the investors for liquidated damages in an amount equal to 1.0% of the purchase price of the shares, approximately $50,010, for each thirty day period until the Registration Statement is declared effective by the SEC. On November 8, 2006, the SEC declared effective the Registration Statement on Form S-1 covering the common shares issued in connection with the July 19, 2005, March 10, 2006, and June 30, 2006, private placements.

As a result of the increased cash balance from the various private placements of our common stock during 2005, 2006 and 2007, we received interest income of $256,557 and $754,304 during the three and nine months ended September 30, 2007 as compared to $216,525 and $644,558 for the three and nine month period ended September 30, 2006.

We realized foreign tax benefit of $12,748 for the three months ended September 30, 2007, as well as federal income tax of $1,448 and $39,001 for the three and nine months ended September 30, 2007. The tax is related to the revenues from our 10% non-operated working interest in the Santa Elena Property in southwestern Ecuador. No tax expense was incurred for the three and nine months ended September 30, 2006.

We realized a net loss of $7,159,220 or $0.11 per share and $15,847,543 or $0.27 per share, during the three and nine months ended September 30, 2007, compared to a net loss of $4,563,806 or $0.10 per share and $11,442,285 or $0.26, for the same periods in 2006.

Project Capital Budget (Corvina Oil and Gas-to-Power)

($ in millions)
Power plant and related equipment	$59.4
Pipelines and processing facilities	35.7
Platform and wells	100.0
Oil development	11.7
Contingencies	5.0
Total estimated capital budget	$211.8

We increased our projected capital budget to reflect the drilling of three additional wells at the Corvina platform based on the favorable results of the three recently completed wells and the potential to further delineate the oil and gas discoveries.

Liquidity, Capital Resources and Capital Expenditures

We currently have no source of revenue or cash flow from operations, and our primary source of cash flow has been cash proceeds from private placements of our common stock. As of October 31, 2007, our cash balance was approximately $7.5 million.

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

On October 22, 2007, we entered into a non-binding debt term sheet with the IFC, the private sector arm of the World Bank Group based in Washington, D.C., delineating the key terms and conditions for the first tranche (see Loan “C” immediately below” of a debt package with IFC. Previously, we announced a total debt package, approved by IFC, of $100.5 million. However, we are actively negotiating with IFC to increase the debt package to an estimated $165 million for further development of our assets.

The initial $120 million aggregate debt and equity financing package was approved by the Credit Committee of the IFC on November 29, 2006, and included an investment by IFC in BPZ’s common stock which took place on December 18, 2006. The common stock was priced at $3.00 per share resulting in proceeds to us of approximately $19.5 million. The offering was placed directly by us and there were no placement fees. IFC currently holds approximately 10% equity position in the Company with 6.5 million shares. IFC’s total equity and senior debt investment in the Company, based upon execution and funding of the increased debt agreement, as described above, may reach approximately $185 million. Any increase in funding of the debt package is subject to final internal approvals by the appropriate representatives of both IFC and BPZ. The $165 million facility is expected to consist of the following:

•      Loan “C”, comprised of $15.5 million convertible debt, is expected to close in early November, pending approval and execution of closing documents in their final form. The conversion price is $10.39 per share and includes a forced convert price of $18.19 per share. The instrument will have a 10 year term with a variable interest rate of 2% per annum above 6-month LIBOR.

•      Loan “A”, which will be for IFC’s own account, is anticipated to be $34.5 million in long-term senior debt. This second tranche is expected to close by early next year, pending approval and execution of closing documents in their final form.

•      Loan “B”, comprised of senior debt to be syndicated by IFC, is projected to be approximately $115 million. This third tranche is expected to close in the latter part of first quarter 2008, or by early second quarter. This remaining debt portion of the financing will be subject to identification of the lending syndicate members and subsequent negotiation and approval of the necessary loan documentation.

As of November 9, 2007, neither the third-party debt syndication nor the final loan documents have been completed.

During the nine months ended September 30, 2007, we incurred capital expenditures of approximately $38.8 million primarily related to drilling, completion and testing activity on the three Corvina wells as well as $6.2 million related to the capital lease of two barges to be used for production, storage and delivery of oil produced from Corvina oil and $.6 million for miscellaneous property and equipment. In comparison, during the nine months ended September 30, 2006, we incurred capital expenditures of approximately $18.9 million primarily on the purchase of a deck barge and related equipment for approximately $6.5 million, modernization and refurbishment costs of the platform tender assist drilling rig of approximately $10.3 million, continued work on the refurbishment of the Corvina platform and power plant and gas processing facilities designs of approximately $1.7 million, and $0.4 million on other miscellaneous property and equipment.

In early August 2006, we incurred an operational delay of approximately three weeks resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina CX-11 platform. No injuries were sustained by any of our staff, nor to any of the tug boat operator’s crew members. The BPZ-01 is a U.S. flagged vessel and as such was inspected after the incident by the U.S. Coast Guard, to its satisfaction. The barge resumed normal operations immediately thereafter. Based upon information currently available, the Company estimates that total expenditures related to this incident will be approximately $1.1 million. As of December 31, 2006, approximately $382,000 has been incurred for barge recovery and temporary repairs to the vessel. In addition, the Company expects to incur approximately $330,000 in permanent repairs to the barge and approximately $432,000 of consequential damages, primarily stand-by charges. As of the October 22, 2007, we have not presented a final claim to our insurance carrier for the barge repairs and we are negotiating a settlement agreement with a third party for recovery of any damages not covered through our insurance. We believe the majority of the costs associated with this incident will be reimbursed through insurance or through a third party. No assurances can be given, however, that any such recoveries will be sufficient to cover all costs associated with this incident or to the timing of any such recoveries. This incident did not have a material impact on our operations or business plan.

As of September 30, 2007, in connection with our Peru properties, we obtained three performance bonds totaling $2.4 million to guarantee certain obligations and commitments. As of September 30, 2007, we had restricted cash deposits of approximately $2.0 million which partially collateralizes the performance bonds. We were required to deposit approximately $750,000 as restricted cash to collateralize a performance bond in connection with the beginning of the third exploration period under the Block Z-1 license contract, which began in June 2007. In addition, we were required to deposit approximately $245,000 as restricted cash to collateralize performance bonds under the Block XIX license contract in connection with the first exploration period. We were also required to post a $1 million performance bond to guarantee payment under a service agreement, which is set to expire in January 2008. The performance bonds were issued by Peruvian banks and their terms are governed by the corresponding license contract or agreement.

We have been officially notified by Perupetro that we qualified as an operator for Blocks XXII and XXIII. We have been informed that the license contacts for both blocks have been approved by the Board of Directors of Perupetro and we anticipate the Supreme Decree authorizing both license contracts to be signed in November, 2007. We anticipate having to deposit funds as restricted cash to collateralize performance bonds to guarantee the obligations undertaken by signing the license contracts. The performance bonds are expected to total approximately $3.7 million, of which approximately $0.3 million relates to Block XXII and $3.4 million to Block XIII. We continue to seek full or partial reduction in the amount required to be deposited with the corresponding issuing bank for the performance bonds.

In connection with the Block XIX license contract, we have recently completed shooting 200 kilometers of 2-D seismic. The cost to acquire this seismic data was approximately $3.6 million. It will take approximately two months to three months to process and interpret the data. Based on the results of the 2-D seismic surveys and in order to comply with the requirements under the next phase of the related license contract, we plan to drill a well in Block XIX in late 2008 at an estimated cost of $8 million.

October 24, 2007 we entered into two short term contracts with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market earlier than scheduled. The two tankers leased from the Navy each have capacity of approximately 6,000 barrels. With the current production facilities and these two tankers, we expect to produce approximately 2,500 barrels of oil per day (bopd) beginning in early November barring any unforeseen circumstances.

We currently have two additional barges under a capital lease agreement. We intend to use the tank barges as floating production and storage facility (“FPSO”) and transport barges in our oil production operations. These barges are currently being outfitted with equipment in the port of Paita, but have encountered some delays due to scheduling. The two barges under a capital lease, the Na Moku and the Nu’uanu, each have a capacity of approximately 40,000 barrels. The Na

Moku will be used as a FPSO, moored adjacent to the CX11 platform, while the Nu’uanu will be used to transport oil between the offshore Corvina field in the Z-1 block in northwest Peru and the refinery in Talara approximately 100 miles south of the Company’s operations. We expect to increase production from 2,500 bopd to approximately 4,000 bopd using these two barges when they become available, which is now expected to be towards the end of this year or early next year.

We believe that, based upon the oil test results from the CX 11-21XD and 14D wells, the additional recent equity financing, our barge storage and transportation capabilities, there is a high probability the Company will achieve the rights to the entitlement of production goal as set forth in the Merger Agreement. The Merger Agreement provides for the issuance of an additional 9,000,000 shares of common stock to the former shareholders of BPZ-Texas. The issuance of these earn-out shares is triggered once the Company is entitled to receive as its proportionate share from gross production from any oil and gas wells owned or operated by the Company of not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007. As of September 30, 2007, the total of outstanding incentive awards related to the Merger Agreement was 450,000 shares with a possible combined future expense of $1,980,000. Of this amount, approximately $1,782,000 was recorded as compensation expense for the three and nine months ended September 30, 2007. Because we expect to achieve rights to production as required before December 28, 2007 based on a revised operations plan, we have determined that the compensation expense related to the Incentive Earn-Out Shares should be proportionally recognized during the three months ended September 30, 2007.

With our current cash balance, proceeds from the expected IFC debt facilities, anticipated upcoming Corvina Oil development cash flow, other potential third-party financing and potentially from future equity raises, we believe we will have sufficient capital resources to execute our initial Corvina oil development project and gas-to-power project as we currently envision it. However, the timing and execution of our project is dependent on a variety of factors, including the technical design of facilities, permitting, availability of equipment, time and costs required for delivery and construction, performance by contractors and the success of planned financing, many of which factors are outside our control and cannot be assured.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

	Payments Due by Period at September 30, 2007
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations:
Operating lease obligations(1)	502,072	179,658	322,414	—	—
Purchase obligations(2)	836,850	836,850	—	—	—
Debt obligations(3)	8,227,853	8,185,815	42,038	—	—
Total	$9,566,775	$9,202,323	$364,452	$—	$—

(1)           Operating leases for our executive office in Houston, Texas, our branch office in Quito, Ecuador, and our branch office and corporate apartments in Lima, Peru.

(2)           Primarily consists of purchase obligations for various equipment and services related to the Company’s drilling operations as well as powerplant and pipeline projects in Peru.

(3)           Capital lease for two production and storage barges. Began in August 2007 and expires in November 2009. Lease payments are variable, based on the working status of the barges, with a purchase option of $5,000,000 after the first year of the lease and $4,000,000 after the maturity date of the lease. Also include the capital lease for office furniture in our executive office in Houston, Texas expiring in 2010.

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

Our plan of operations includes the drilling of wells and the construction of an electric power generation plant. We may be required to plug and abandon those wells and restore the well site and power generation site upon completion of their production. However, due to the fact that we have not yet begun operations, we do not have sufficient information to determine the timing, nor calculate the present value, of the obligation as it relates to these assets. Therefore, no such provision is reflected in the accompanying consolidated financial statements.

We have acquired four offshore platforms in connection with its Block Z-1 property. We have completed the refurbishment of one of these offshore platforms and intend to maintain all of such platforms for use throughout the life of the Block Z-1 contract. These platforms revert back to the Government of Peru at the end of the contract, provided they are in good working condition, with no further obligation to us to dismantle or remove them. We and our legal advisors have reviewed Peruvian law and existing regulations from the Peruvian Ministry of Energy and Mines in conjunction with the requirements of SFAS No. 143 as it applies to tangible long lived assets and their future retirement and dismantlement. We have concluded there is no legal obligation to dismantle the platforms, as defined in SFAS No. 143, and therefore recognition of an ARO is not required. Accordingly, no such provision is reflected in the accompanying consolidated financial statements. If, however, current laws or regulations were changed or the platforms were no longer in good working order, we could be obligated to dismantle and remove them. The current estimated cost to dismantle an offshore platform is estimated to be approximately $2 million, depending upon the condition of the platform and the depth of the water.

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

Interest Rate Risk.

As of September 30, 2007, the Company had long-term debt of $42,038 and current maturities of long-term debt of $6,198,899, consisting of a capital lease obligation for the two barges to be used in the Corvina oil production and two secured loans for the purchase of office furniture. The capital lease obligation has an imputed interest rate of 18.00% over a lease term of 27 months and includes a purchase option which we anticipate, for accounting purposes we will exercise on the 15th month of the lease term. The other two loans have a term of 60 months and bear interest at fixed rates of 5.94% and 9.44%, with principal and interest payments due on a monthly basis. We do not expect a significant change in the market interest rate to impact the interest on our term debt. However, significant changes in market interest rates may significantly affect the level of financing that the IFC will structure with respect to our project in Peru.

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

Foreign Currency Exchange Rate Risk.

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador. Ecuador has adopted the U.S. Dollar as its official currency. Peru, however, still uses its local currency, Nuevo Soles, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation of that country. Transaction differences have been nominal to-date but are expected to increase as our activities in Peru continue to escalate. During the nine months ended September 30, 2007, we incurred an exchange rate gain of approximately $11,117 primarily related to the early recovery of IGV or Value Added Taxes in Peru.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2007, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2007, we completed a private placement of 7,170,000 shares of common stock, no par value, to accredited investors with an over-allotment purchase that closed on June 15, 2007. The common stock was priced at $5.25 per share and the over-allotment was priced at $5.40 per share resulting in proceeds to us of approximately $37.7 million. No warrants or dilutive securities were issued in connection with the offering. The offering was placed directly by us. A placement fee of 2% of the gross proceeds of this transaction was paid to Morgan Keegan for investment services and consulting related to the offering. The registration statement was declared effective by the Securities and Exchange Commission on June 20, 2007, and the related prospectus was filed on June 21, 2007.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The 2007 annual meeting of shareholders was held on August 17, 2007. At this meeting, the following six directors were re-elected by the following vote:

Director	Votes For	Votes Withheld
Dr. Fernando Zúñiga y Rivero (2)	44,896,106	110,089
Manuel Pablo Zúñiga-Pflücker (3)	44,936,228	69,967
Gordon Gray (1)	43,903,788	1,102,407
John J. Lendrum, III (3)	44,826,578	179,617
E. Barger Miller, III (1)	44,314,762	691,433
Dennis G. Strauch (2)	44,402,278	603,917

(1)  Class I Directors to serve until the 2008 annual meeting of shareholders or their successors are elected and qualified.

(2)  Class II Directors to serve until the 2009 annual meeting of shareholders or their successors are elected and qualified.

(3)  Class III Directors to serve until the 2010 annual meeting of shareholders or their successors are elected and qualified.

Other proposals were approved at the 2007 annual meeting of shareholders as follows:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-votes
Ratification of Johnson Miller & Co., CPA’s PC as the Company’s independent public accountants	44,910,961	73,697	21,537	0

Reincorporation of the Company in the State of Texas	42,914,176	2,059,104	32,915	0

Change the corporate name of the Company to “BPZ Resources, Inc.”	42,838,253	321,911	1,846,031	0

Establishment of a classified board of directors	34,197,433	10,774,670	34,092	0

Amendment and restatement of the BPZ Energy, Inc. 2005 Long-Term Incentive Compensation Plan to increase the amount of securities available for incentive awards and to provide for a separate Directors’ Compensation Incentive Plan	33,579,855	11,349,899	76,441	0

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

99.1	Stock Certificates for BPZ Resources, Inc. a Texas Corporation. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2007

BPZ RESOURCES, INC.

/s/ Manuel Pablo Zúñiga-Pflücker
Manuel Pablo Zúñiga-Pflücker
President and Chief Executive Officer