Form 10-Q
period 2008-03-31
BPZ RESOURCES, INC.
filed 2008-05-09
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-12697

BPZ RESOURCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Texas	33-0502730
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

580 Westlake Park Blvd., Suite 525
Houston, Texas 77079
(Address of Principal Executive Office)

Registrant’s Telephone Number, Including Area Code: (281) 556-6200

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 30, 2008, there were 76,638,471 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$36,840,878	$7,514,188
Restricted cash	—	1,013,152
Accounts receivable	—	2,950,089
Value added tax receivable	9,747,235	7,496,547
Inventory	5,032,477	3,372,883
Prepaid and other current assets	3,048,595	2,271,282

Total current assets	54,669,185	24,618,141

Property, equipment and construction in progress, net	121,200,425	100,366,091
Restricted cash	3,574,623	2,834,519
Prepaid and other non-current assets	224,621	230,433
Investment in Ecuador property, net	1,523,124	1,570,020

Total assets	$181,191,978	$129,619,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,826,695	$11,774,316
Accrued liabilities	5,031,037	4,384,049
Other liabilities	280,017	263,439
Accrued interest payable	370,147	458,279
Current maturity of long-term debt and capital lease obligation	15,243,400	6,188,668

Total current liabilities	38,751,296	23,068,751

Asset retirement obligation	279,763	273,048
Long-term debt	15,532,469	15,537,293

Total long-term liabilities	15,812,232	15,810,341

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 250,000,000 authorized; 76,438,471 and 73,914,471 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	192,360,564	149,050,032
Accumulated deficit	(65,732,114)	(58,309,920)

Total stockholders’ equity	126,628,450	90,740,112

Total liabilities and stockholders’ equity	$181,191,978	$129,619,204

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenue	$4,367,262	$—

Operating and administrative expenses:
General and administrative	3,752,686	2,136,236
Stock-based compensation	4,562,230	959,559
Lease operating expense	2,219,291	—
Geological, geophysical and engineering	180,697	101,588
Depreciation, depletion and amortization expense	1,191,398	54,497

Total operating expenses	11,906,302	3,251,880

Operating loss	(7,539,040)	(3,251,880)

Other income (expense):
Income/(loss) from investment in Ecuador property, net of amortization	253,104	(183,943)
Interest expense	—	(1,178)
Interest income	49,480	240,307
Other income/(expense)	(93,337)	(2,324)

Total other income	209,247	52,862

Loss before income taxes	(7,329,793)	(3,199,018)

Income taxes	92,401	6,374

Net loss	$(7,422,194)	$(3,205,392)

Basic and diluted net loss per share	$(0.10)	$(0.05)

Weighted average common shares outstanding	74,525,279	63,309,294

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,422,194)	$(3,205,392)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Stock-based compensation	4,562,230	959,559
Depreciation, depletion and amortization expense	1,191,398	54,497
Net loss on the retirement of assets	—	8,985
Amortization of investment in Ecuador property	46,896	46,896
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,950,089	—
Increase in value added tax receivable	(2,250,688)	(1,575,860)
Increase/(decrease) in inventory	(1,889,997)	75,370
Decrease in other assets	235,839	157,420
Increase in accounts payable	6,052,379	2,065,281
Increase in accrued liabilities	188,709	372,674
Increase in other liabilities	16,578	8,309
Net cash provided by/(used by) operating activities	3,681,239	(1,032,261)

Cash flows from investing activities:
Property and equipment additions	(14,499,642)	(11,466,381)
Restricted cash	(740,104)	—
Net cash used by investing activities	(15,239,746)	(11,466,381)

Cash flows from financing activities:
Borrowings	2,800,000	—
Repayments of borrowings	(663,105)	(4,517)
Proceeds from the exercise of stock subscriptions	750,000	—
Proceeds from exercise of options, net	491,187	202,460
Proceeds from sale of common stock, net	37,507,115	—
Net cash provided by financing activities	40,885,197	197,943

Net increase (decrease) in cash and cash equivalents	29,326,690	(12,300,699)
Cash and cash equivalents at beginning of period	7,514,188	25,324,233
Cash and cash equivalents at end of period	$36,840,878	$13,023,534

Supplemental cash flow information:
Cash paid for:
Interest	$1,005,127	$1,178
Foreign income tax	92,401	6,374
Non — cash items:
Purchase and additions to equipment with the issuance of a capital lease obligation	$6,915,298	$—
Interest capitalized to construction in progress	370,147	—
Depletion capitalized to production inventory, net	(234,873)	—
Depreciation on support equipment capitalized to construction work in progress	138,484	115,159

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Organization

BPZ Resources, Inc., (the “Company” or “BPZ”) a Texas corporation, is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador.  The Company is focused on the exploration, development and production of oil and natural gas in Peru and Ecuador.  It also intends to utilize part of its future natural gas production as a supply source for the complementary development of a Company owned gas-fired power generation facility.

The Company maintains a Peruvian subsidiary through its wholly owned subsidiary BPZ Energy, Inc., a Texas corporation (“BPZ — Texas”).  Currently, it has exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres, in four blocks, in northwest Peru.  The license contracts cover 100% ownership of Block Z-1 (739,205 acres), Block XIX (472,860 acres), Block XXII (948,000 acres) and Block XXIII (248,000 acres).  The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII were both signed in November 2007.  The Company’s license contracts provide for an initial exploration period of seven to thirteen years for Block Z-1 and seven to ten years for Blocks XIX, XXII and XXIII.  In addition, the contracts require that the Company conduct specified activities on the properties during this period.  If the exploration activities are successful, the total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production.

Additionally, through the Company’s wholly owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, it owns a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”).  The license agreement covering the property extends through May 2016.

The Company is in the initial stages of developing and producing its oil and natural gas reserves.  To date its activities in Peru have been primarily limited to analysis and evaluation of technical data on its properties, preparation of the development plans for the properties, including detailed engineering and design of the power plant and gas processing facilities, refurbishment of two of its offshore platforms, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits, bringing production on-line and securing the required capital and financing to conduct the current plan of operation.

The Company started producing oil from its recent discoveries at the CX11 platform, located in the Corvina field in its offshore Block Z-1, under an extended well testing program which began on November 1, 2007.  The oil is delivered to the refinery by barge approximately 100 miles south of the platform.  The remainder is kept in production inventory until such time it is delivered to Talara.

The Company’s primary marine transportation contractor entered into two short term agreements with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire.  At the time of the incident the Supe tanker contained approximately 1,300 barrels of oil, most of which is believed to have been burned in the fire.  Environment impact assessments show that environmental issues have been adequately controlled.  No Company employees were injured.  Consequently, the Contract with the commercial branch of the Peruvian Navy was allowed to expire in March 2008.  The Company has not entered into any new contracts with the Peruvian Navy.  As a result of the incident, the Company’s operations were voluntarily suspended at the CX-11 platform.

On March 14, 2008, the Company was notified by OSINERGMIN, the government regulatory agency in Peru responsible for monitoring industrial safety, that it could resume operations at the CX-11 platform.  As a result, the Company began testing the CX11-18XD well.  The well tested positive for oil and gas at quantities the Company believes to be commercially producible pending final analysis of the four drill stem tests conducted in March and April of 2008.  Three drill stem tests were conducted in the Upper Zorritos formation.  The first two drill stem tests targeted the lower sands in zones that had not previously been tested.  The third drill stem test targeted sands that had tested oil in the Company’s CX11-21XD well.  Initial test results indicate flow rates of up to 5,350 barrels of oil per day.  However, the Company cautions readers that test data from this well is not necessarily indicative of actual results.

The Company finished drilling and testing the CX11-18XD well.  After using tubing-conveyed perforating guns, the final cumulative test rates on the 18xD increased to 5,950 bopd.  In addition, the Company has resumed production from the CX11 platform.  However, it is waiting for final approval from the appropriate authorities in Peru regarding the transportation of its crude oil to the refinery in Talara.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as they pertain to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The consolidated balance sheet at December 31, 2007, as presented herin, is derived from the December 31, 2007 audited consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2008 classifications.  These reclassifications have no impact on net income.

Summary of Significant Accounting Policies

The Company has provided a summary discussion of significant accounting policies, estimates and judgments in Note 1 to the Notes to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and branch offices.  All intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces FASB Statement No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year 2009.  The Company does not expect the adoption of SFAS No. 141R to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 — Fair Value Measurement (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for periods beginning after November 15, 2007.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS No. 157 does not require any new fair value measurements.  However, for some entities, the application of this SFAS No. 157 will change current practice.  The definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2 (“SFAS 157-2”) which defers the effective date of SFAS No. 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008.  The Company adopted SFAS No. 157 effective January 1, 2008, except for those provisions permitted to be delayed by SFAS No. 157-2.  Accordingly, the Company has not applied the provisions of SFAS No. 157 to non-financial assets and liabilities initially measured at fair value.  In general, fair value measurements and disclosures are made in accordance with the provisions of SFAS No. 157.  The adoption of SFAS No. 157 had no impact on our consolidated financial position, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.  SFAS No. 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Note 2 — Value Added Tax Receivable

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 19%.  Peru currently has an IGV early recovery program for companies during the exploration phase.  Under this program, IGV paid on the acquisition of certain goods and services used directly in hydrocarbon exploration activities can be recovered prior to a commercial discovery taking place or production and revenue billings begin.  Because the Company has oil sales, it is no longer eligible for the IGV early recovery program on IGV receivables generated after November 2007.

The Company’s value added tax receivable balance as of March 31, 2008 was $9.7 million.  Approximately $0.8 million has been collected during the three months ended March 31, 2008 under the IGV early recovery program and approximately $0.8 million was offset by IGV payables generated by oil sales during the three months ended March 31, 2008.  Of the ending balance on March 31, 2008, the Company has filed claims with the Peruvian tax authority to recover approximately $3.2 million under the IGV early recovery program generated by accounts payable for payments made prior to November 2007.  Of the $3.2 million, approximately $0.7 million was collected in April 2008.  As referred to above, the Company has approximately $6.5 million at March 31, 2008 which is not eligible for early recovery due to the inititation of oil revenue.  However, the $6.5 million will be recovered against IGV payables associated with future oil sales under the normal IGV recovery process.

As of March 31, 2008, the Company had short-term loans outstanding to Peruvian Banks of approximately $2.8 million collateralized by IGV receivables eligible for early recovery.  See Note 9 “Debt”, included herein, for further discussion.

Note 3 — Inventories

Inventories consist primarily of tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market.  The balance in inventory at March 31, 2008 and December 31, 2007 was $5,016,046 and $2,824,492, respectively.  The increase is due to additional production and drilling activity primarily related to the Corvina field.

The Company also maintains crude oil inventories in storage barges.  These inventories are also stated at the lower of average cost or market value.  Cost is determined on a weighted average basis based on production costs.  There was approximately $16,431 of production inventory on hand at March 31, 2008, or 238 barrels of oil at an estimated cost of $69.04 per barrel.  This is down from December 31, 2007 which consisted of approximately 12,248 barrels of crude oil at an estimated cost of $548,391 or $44.77 per barrel due to production delays associated with the Navy tanker incident.

Note 4 — Prepaid and Other Current Assets

Below is a summary of prepaid and other current assets as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Prepaid expenses and other	$495,794	$590,784
Deposits	57,786	51,964
Prepaid insurance	1,882,383	1,015,676
Insurance receivable	612,033	612,033
Interest receivable	599	825
	$3,048,595	$2,271,282

Prepaid and other expenses and other are primarily related to prepayments for drilling services, equipment rental and material procurement.  Deposits are primarily rent deposits in connection with the Company’s offices in Houston and Peru.  Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors and officer’s insurance policies.

Insurance receivable is related to a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform in early August 2006.  As of March 31, 2008 the Company expects to file a claim of approximately $712,000 for repairs with the insurance carrier.  A deductible of $100,000 will be applied to this insurance claim when reimbursed.  As of May 9, 2008 we have not presented a final claim to our insurance carrier for the barge repairs.  A mandatory dry-dock originally scheduled for the second quarter 2008, has been postponed to the fourth quarter 2008.  As a result, we have allowed the Certificate of Inspection from the U.S. Coast Guard to expire which, by doing so, prohibits the BPZ-01 from transporting hazardous cargo within U.S. federal waters.  Because we do not intend to take the BPZ-01 out of Peruvian waters and we intend to re-flag the vessel under a non-U.S. jurisdiction, the lapse of the certified document should have no impact on our operations as currently envisioned.  See Note 13 “Commitments and Contingencies”, included herein, for further discussion.

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Construction in progress:
Power plant and related equipment	$4,741,532	$3,486,309
Platforms and wells	38,745,853	25,220,425
Pipelines and processing facilities	4,471,922	4,412,677
Producing properties	56,196,646	56,159,488
Barge and related equipment	18,961,691	11,970,171
Office equipment, leasehold improvements, and vehicles	1,094,228	1,040,613
Accumulated depreciation, depletion and amortization	(3,011,447)	(1,923,592)

Net property, equipment and construction in process	$121,200,425	$100,366,091

During the three months ended March 31, 2008, the Company incurred costs of $21.9 million associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of proprietary gas-fired power generation of electricity for sale in Peru.

The Company incurred capital expenditures related to the drilling and testing of the CX 11-18XD of approximately $9.5 million during the three months ended March 31, 2008.  The Company performed three drill stem tests of the CX11-18XD.  The well tested positive for oil and gas at quantities the Company believes to be commercially producible.   The three

drill stem tests were conducted in the Upper Zorritos formation.  The first two drill stem test targeted the lower sands in zones that had not previously been tested.  The third drill stem test targeted sands that had tested oil in the Company’s CX11-21XD well.  Initial test results indicate flow rates of up to 5,350 barrels of oil per day.  However, the Company cautions readers that test data from this well is not necessarily indicative of actual results.  The Company has not drilled any other wells or recognized significant revenues from operations, and it does not anticipate generating significant revenues from its properties prior to third quarter 2008.  In addition, the Company incurred costs of $2.9 million during the three months ended March 31, 2008 for the installation of sea-bed pipelines and the new mooring system.  The Company is now in the final stages of completing the installation of sea-bed pipelines and mooring systems that will allow for an improved long-term testing program.  The new program should enable the Company to initiate production in a more efficient manner, allowing for a better understanding of the behavior and characteristics of the Corvina oil field.

In February 2008, we entered into a lease-purchase agreement to acquire a deck barge (“BPZ-02”), of approximately 330 feet in length, to assist in the platform refurbishment and drilling activities in the Albacora field as well as to assist in future offshore drilling and development activities.  In the near term, the BPZ-02 will be used to act as a tender assist for the Petrex drilling rig as it is moved to the Albacora field in fourth quarter 2008.  During that time the BPZ-01 will be placed in dry-dock to repair damages sustained when it ran aground in late 2006.  The acquisition of the BPZ-02 allows the Company better asset maintenance scheduling and will aid in the support of increased offshore exploration and development activities.  The terms of the lease-purchase stipulate a 19% rate of interest (33% effective rate of interest) over a one year term ending February 2009, at which point, title to the BPZ-02 will transfer to the Company upon final payment of the lease.  The Company accounted for the transaction as a Capital Lease in accordance to SFAS 13, “Accounting For Leases (As Amended)” under the criteria the barge will transfer title at the end of the lease period and, as a result, depreciation will be calculated over the economic life of the asset.  Lease payments are fixed at $694,167 per month.  The capital lease asset was recorded at approximately $7.0 million, which represents the present value of the minimum lease payments, or the fair market value of the asset.

On June 13, 2007, the Company entered into a capital lease agreement, with an option to purchase, for two barges to assist in the development of the Corvina oil.  The two barges were towed to Peru where they are being fitted with the required equipment for their intended use.  One of these barges will be moored next to the CX11 platform, and will act as a floating production and storage facility (“FPSO”) for oil produced from the Corvina field.  The second barge will be used to offload the produced oil from the FPSO and transport it to a refinery located approximately 100 miles to the south in the port of Talara.  The capital lease for the two barges began in August 2007 and expires in November 2009.  The Company is in the final stages of constructing its FPSO.  The Company expects the FPSO to be fully operational around mid May 2008.  The FPSO equipment will be financed through a separate capital lease that will commence when construction is complete.

The Company continues to work on the development of a Company owned gas-fired power generation facility.  The Company incurred approximately $1.0 million related to the drafting of certain design specifications for the power plant.

The Company also incurred costs for office equipment and leasehold improvements for its offices in Houston, Peru and Ecuador of approximately $0.1 million and for the purchase of machinery and equipment used in operations in Peru of approximately $0.4 million.

In accordance with “successful efforts” method of accounting, the Company capitalized approximately $138,484 of depreciation expense related to support equipment to construction in progress as well as capitalized interest of approximately $922,554 to construction in progress during the three months ended March 31, 2008.

Note 6 — Asset Retirement Obligation

An obligation was recorded for the plug and abandonment of the producing oil wells, the 21XD and the 14D, in accordance with the provisions of SFAS No 143 “Accounting for Asset Retirement Obligations” (“ARO”).

Activity related to the Company’s ARO is as follows:

	March 31,	December 31,
	2008	2007

ARO as of the beginning of the period	$273,048	$—
Liabilities incurred during period	—	268,572
Liabilities settled during period	—	—
Accretion expense	6,715	4,476

ARO as of the end of the period	$279,763	$273,048

Note 7 — Investment in Ecuador Property

The Company has an investment in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1,523,124 and $1,570,020 as of March 31, 2008 and December 31, 2007, respectively.  The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense.  Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  Accordingly, the Company recorded amortization expense for the three months ended March 31, 2008 and for the same period in 2007 of approximately $46,896 and $46,896, respectively.

Note 8 — Restricted Cash and Performance Bonds

In connection with its properties in Peru, the Company has obtained five performance bonds totaling $5.7 million to insure certain obligations and commitments, of which one relates to the guarantee of import duties related to the FPSO and transport tanker and four relate to performance obligations under the license contracts for Blocks Z-1, XIX, XXII and XXIII.  As of March 31, 2008, the Company had restricted cash deposits of $3.6 million, which partially collateralizes the performance bonds.

During the three months ended March 31, 2008 the Company was refunded $0.2 million related to the second exploration phase under the Block XIX license contract and approximately $1.0 million related to a performance commitment under a drilling services contract.  The Company was required to post a $0.6 million performance bond in connection with the third phase of exploration under the Block XIX license contract.  The Company also posted a $0.4 million bond to guarantee import duties for the FPSO barge and transport tanker.

All of the performance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contract.

Note 9 — Debt

In February 2008, we entered into a lease-purchase agreement to acquire a deck barge (“BPZ-02”) to assist in the platform refurbishment and drilling activities in the Albacora field as well as to assist in future offshore drilling and development activities.  See Note 5 “Property, Equipment and Work in Progress”, included herein, for further discussion.  The terms of the lease-purchase stipulate a 19% rate of interest (33% effective rate of interest) over a one year term ending February 2009 at which point, title to the BPZ-02 will transfer to the Company upon final payment of the lease.  The Company accounted for the transaction as a Capital Lease in accordance to SFAS No. 13, “Accounting For Leases (As Amended)” under the criteria the barge will transfer title at the end of the lease period and, as a result, depreciation will be calculated over the economic life of the asset.  Lease payments are fixed at $694,167 per month.  The capital lease asset was recorded at approximately $7.0 million, which represents the present value of the minimum lease payments, or the fair market value of the asset.

The discovery of oil reserves in the Corvina field has prompted the Company to direct its attention towards accelerating the development of oil production in the Corvina field.  On June 13, 2007 the Company entered into a capital lease agreement, with an option to purchase, for two barges to assist in the development of the Corvina oil.  The capital lease for the two barges began in August 2007 and expires in November 2009.  The lease contains a purchase option which the Company anticipates, for accounting purposes, it will exercise on the 15th month of the lease term.  Lease payments are variable, based on the working status of the barges, with a purchase option of $5,000,000 after the first year of the lease and $4,000,000 after the maturity date of the lease.  The capital lease obligation was recorded at the present value of the minimum lease payments at an imputed discount rate of 18%, which reflects the Company’s incremental borrowing rate for this transaction.  The capital lease obligation was recorded at approximately $6.2 million which represents the present value of the minimum lease payments, or the fair market value of the debt obligation.  The FPSO equipment will be financed through a separate capital lease that will commence when construction is complete.

In addition, as of March 31, 2008, the Company had long-term debt of approximately $15.5 million related to the IFC convertible note.  On November 19, 2007, a convertible debt agreement between IFC and the Company was entered into for approximately $15.5 million.  The terms of the loan agreement stipulate a conversion price of $10.39 per share and includes a forced conversion exercisable at the Company’s option if the closing price of the Company’s common stock exceeds a price of $18.19 per share, based on the average closing price over twenty consecutive business days.  Currently, the twenty consecutive business day average of the Company’s common stock has been greater than $18.19 per share.  The Company intends to exercise its conversion option during the 2nd quarter 2008 assuming the twenty consecutive business day average continues to exceed the forced conversion price.  The instrument has a 10 year term with a variable interest rate of 2% per annum above 6-month LIBOR (6.863% at March 31, 2008).   The loan from the IFC is unsecured, but restricts our ability to pledge assets to another lender unless certain conditions are met.  The IFC loan does not restrict our ability to issue additional capital stock, but does call for an adjustment in its conversion price into BPZ common stock based on the terms of any subsequent equity offering.  The agreement contains customary default and cross-default provisions along with covenants restricting our ability to pay dividends and the disposition of assets.  We are required to maintain a required ratio of Balance Sheet Liabilities to Tangible Net Worth (as defined in the Loan Agreement), calculated quarterly, of no greater than 70:30. As of March 31, 2008, we were in compliance with all financial covenants.

Long-term debt as of March 31, 2008 and December 31, 2007 also includes two secured loans for the purchase of office furniture.  Both loans have a term of 60 months, bearing interest at 5.94% and 9.44%, with principal and interest payments due on a monthly basis.

During the first quarter ended March 31, 2008, the Company entered into two loan agreements with Peruvian banks to borrow approximately $2.8 million.  The amounts are included in current maturities of long-term debt as they are collateralized by IGV receivables and mature upon receipt of the IGV payment.  The loans are fixed and bear interest rates of approximately 8% each.

Maturities of notes payable as of March 31, 2008 are as follows:

Less than one year	$15,243,400
One to three years	32,469
Three to five years	—
More than five years	15,500,000
Total	$30,775,869

Note 10 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock, no par value and 250,000,000 shares of common stock, no par value, authorized for issuance.

Public Offering of Common Stock

On March 25, 2008, the Company closed a common stock offering of 2.0 million shares.  The offering was priced to the public at $20.00 per share and underwritten by Canaccord Adams, Inc. (“Canaccord”) on a firm commitment basis.  The Company received proceeds after underwriting fees and discounts of approximately $37.5 million.  In addition, the Company granted Canaccord a 30-day option to purchase up to 200,000 additional shares to cover any over-allotments.  On April 19, 2008, the over-allotment option was executed and Canaccord bought an additional 200,000 shares resulting in proceeds to the Company after underwriting fees and discounts of approximately $3.6 million.  A financial advisory fee of $150,000 was paid to Morgan Keegan for investment services and consulting related to the offering.

The Company intends to use the proceeds from the offering for general corporate purposes, including: the reduction of outstanding indebtedness, or other corporate obligations, capital expenditures and general working capital requirements, including testing and drilling operations and commencement of development of the Company’s Albacora Field property.

Potentially Dilutive Securities

In addition to its shares issued and outstanding, the Company has the following potentially dilutive securities as of March 31, 2008 and December 31, 2007.  None of these potentially dilutive shares have been included in the calculation of earnings per share as the effect would be anti-dilutive.

	March 31,	December 31,
	2008	2007
Stock options outstanding	3,955,448	4,175,448
Warrants outstanding	—	250,000
Shares issuable under IFC convertible debt agreement	1,491,819	1,491,819
Over-allotment shares under public offerring	200,000	—
Total potentially dilutive securities issued	5,647,267	5,917,267

Shares available pursuant to Long-Term Incentive Compensation Plan	3,098,450	3,152,450

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

The following table summarizes stock-based compensation costs recognized under SFAS 123(R) for the three months ended March 31, 2008 and March 31, 2007, respectively:

	Three Months Ended
	March 31,
	2008	2007

Employee stock—based compensation costs	$3,252,871	$942,459
Non-employee stock-based compensation	1,309,359	17,100
	$4,562,230	$959,559

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

A summary of the Company’s restricted stock award activity and related information is presented below:

		Weighted—
	Number of	Average
	Restricted	Fair Value
	Shares	Per Share
Non-vested balance at December 31, 2007	1,284,850	$8.82
Granted	—	$—
Vested	—	$—
Forfeited	(6,000)	$4.10
Non-vested balance at March 31, 2008	1,278,850	$8.84

As of March 31, 2008, there was approximately $9.8 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

Stock Options

Incentive and non-qualified stock options issued to directors, officers, employees and consultants are issued at an exercise price equal to the fair market value of the stock at the date of grant.  The majority of the Company’s stock options vest pro-rata over three years from the grant date and generally expire ten years from the date of grant.  Compensation cost related to stock options is recognized on a straight-line basis over the vesting or service period and is net of forfeitures.

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model.  The following table presents the weighted-average assumptions used in the option pricing model for options granted during the three months ended March 31, 2008.  During the three months ended March 31, 2008, 65,000 options were granted by the Company under the 2007 Long-term Incentive Plan.  The expected life of the options represents the period of time the options are expected to be outstanding.  For the three months ended March 31, 2008, the expected term was derived using the facts and circumstances relevant to the Company, from the analysis of other companies of a similar size and operational life cycle as well as the limited Company history of stock exercises.  For the three months ended March 31, 2007, the expected term of options granted was derived based on a weighting between (a) the Company’s historical exercise and forfeiture activity and (b) the average midpoint between vesting and the contractual term.  For the three months ended March 31, 2008 and March 31, 2007, our expected volatility is based on the historical volatility of our stock for a period approximating the expected life.  The risk-free interest rate is based on the observed U.S.  Treasury yield curve in effect at the time the options were granted.  The dividend yield is based on the fact the Company does not anticipate paying any dividends.

	2008	2007
Expected life (years)	4.5	6
Risk-free interest rate	3.5%	4.7%
Volatility	81.57%	86.00%
Dividend yield	0%	0%
Weighted-average fair value per share at grant date	$14.37	$—

A summary of our stock option activity and related information is presented below:

During the three months ended March 31, 2008 a total of 280,000 options were exercised.  As of March 31, 2008, there was approximately $12.8 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1.3 years.

The following tables summarize information about stock options outstanding as of March 31, 2008:

			Outstanding			Exercisable
				Weighted-
				Average
				Remaining			Weighted-
				Contractual			Average
			Number of	Life	Weighted	Number of	Exercise Price
Range of Exercise Prices			Options	(In years)	Exercise Price	Options	Per Option
Below	to	$2.12	199,248	5.7	$1.30	199,248	$1.30
$2.13	to	$4.23	1,422,000	7.4	$3.39	707,000	$3.37
$4.24	to	$6.35	660,500	8.5	$4.94	62,500	$4.51
$6.36	to	$8.47	77,500	8.3	$6.50	—	$—
$8.48	to	$10.58	211,200	8.8	$10.43	—	$—
$10.59	to	$11.88	1,385,000	9.0	$12.37	—	$—
Total			3,955,448	8.2	$7.12	968,748	$3.02

		Weighted—
		Average
	Number of	Exercise Price
	Options	Per Option
Options outstanding at December 31, 2007	4,175,448	$8.14
Granted	65,000	$22.34
Exercised	(280,000)	$1.75
Forfeited	(5,000)	$4.10
Options outstanding at March 31, 2008	3,955,448	$7.12

Options vested and exercisable at March 31, 2008	968,748	$3.02

The aggregate intrinsic value of stock options outstanding at March 31, 2008 was approximately $57.8 million, of which approximately $18.1 million relates to awards vested and exercisable and approximately $39.7 million relates to awards expected to vest.  The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of March 31, 2008 exceeds the exercise price of the option.

Warrants

No warrants were granted during the three months ended March 31, 2008 or March 31, 2007.  As of March 31, 2008, the Company had no warrants outstanding.

For their role as placement agent, in connection with the private placement of 11,466,000 shares of common stock in July 2005, Morgan Keegan & Company, Inc. received fully vested warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share.  These warrants expire on July 19, 2010 and were valued at $325,000 using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs. Additionally, for their financial advisory services, in connection with the private placement of 4,482,000 shares of common stock in June 2006, Morgan Keegan & Company, Inc. received fully vested warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.00 per share.  These warrants expire on June 30, 2011 and were valued at $248,645 using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs.  During the three months ended March 31, 2008, Morgan Keegan exercised warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $3.00.  As a result, the Company received proceeds of $750,000.

Note 11 — Income Tax

As of March 31, 2008, the Company had a valuation allowance for the full amount of the deferred tax asset resulting from the income tax benefit generated from net losses, as it believes, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2027.  However, the Company did pay a minimum foreign income tax of $92,401 in Peru as a result of its oil revenues.

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

Note 12 — Affiliate and Related Party Transactions

As of March 31, 2008 and December 31, 2007, the Company had no outstanding balances with affiliates or related parties.

Note 13 — Commitments and Contingencies

Charter of Navy Tankers

On October 24, 2007, the Company’s primary marine transportation contractor entered into two short term agreements with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market.  However, on January 30, 2008, one of the tankers, the Supe, sank after catching fire.  At the time of the incident the Supe tanker contained approximately 1,300 barrels of oil, most of which is believed to have been burned in the fire.  Environment impact assessments show that environmental issues have been adequately controlled.   No Company employees were injured.  Consequently, the Contract with the commercial branch of the Peruvian Navy was allowed to expire in March 2008.  The Company has not entered into any new contracts with the Peruvian Navy.

Barge Incident

In early August 2006, we incurred an operational delay resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru.  As of March 31, 2008, we had recorded approximately $612,000 in insurance receivable pending the submission of an insurance claim.  As of May 9, 2008, we have not presented a final claim to our insurance carrier for the barge repairs.  A mandatory dry-dock originally scheduled for the second quarter 2008, has been postponed to the fourth quarter 2008.  As a result, we have allowed the Certificate of Inspection from the U.S. Coast Guard to expire which, by doing so, prohibits the BPZ-01 from transporting hazardous cargo within U.S. federal waters.  Because we do not intend to take the BPZ-01 out of Peruvian waters, the lapse of the certified document should have no impact on our operations as currently envisioned.

We believe the majority of the costs associated with the grounding incident will be reimbursed through insurance or through a third party.  No assurances can be given, however, that any such recoveries will be sufficient to cover all costs associated with the incident or to the timing of any such recoveries.  We intend to file an insurance claim with our underwriters by the end of the second quarter 2008 as well as finalize the reimbursement agreement with the third party.

Peru Properties

In connection with its properties in Peru, the Company has obtained five performance bonds totaling $5.7 million to insure certain obligations and commitments, of which one relates to the guarantee of import duties related to the FPSO and transport tanker and four relate to performance obligations under the license contracts for Blocks Z-1, XIX, XXII and XXIII.  As of March 31, 2008, the Company had restricted cash deposits of $3.6 million, which partially collateralizes the performance bonds.

During the three months ended March 31, 2007 the Company was refunded $0.2 million related to the second exploration phase under the Block XIX license contract and approximately $1.0 million related to a performance commitment under a drilling services contract.  The Company was required to post a $0.6 million bond in connection with the third phase of exploration under the Block XIX License Contract.  The Company also posted a $0.4 million bond to guarantee import duties for the FPSO barge and transport tanker.

Barge Capital Lease

In February 2008, we entered into a lease-purchase agreement to acquire a deck barge (“BPZ-02”) to assist in the platform refurbishment and drilling activities in the Albacora field as well as to assist in future offshore drilling and development activities.  In the near term, the BPZ-02 will be used to act as a tender assist for the Petrex drilling rig as it is moved to the Albacora field in fourth quarter 2008.  During that time the BPZ-01 will be placed in drydock to repair damages sustained when it ran aground in late 2006.  The acquisition of the BPZ-02 allows the Company better asset maintenance scheduling and will aid in the support of increased offshore exploration and development activities.  The terms of the lease-purchase stipulate a 19% rate of interest over a one year term at which point, title to the BPZ-02 will transfer to the Company upon final payment of the lease.  The Company will account for the transaction as a Capital Lease in accordance to SFAS No. 13, “Accounting For Leases (As Amended)” under the criteria the barge will transfer title at the end of the lease period and, as a result, depreciation will be calculated over the economic life of the asset.

Financing Activities

The Company is actively negotiating with IFC to increase the total debt package to an estimated $355 million for further development of its assets, of which $120 million of the total financing package was approved by the Credit Committee of the IFC on November 29, 2006.  Please see Note 14 “Commitments and Contingencies” – Financing Activities in the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2007 for further discussion.  The financing package includes an investment of $19.5 million by IFC in BPZ’s common stock which took place on December 18, 2006, with the remaining portion to be financed through debt issuance.  Part of the debt issuance has been funded through a “C” Loan, which is comprised of $15.5 million of convertible debt and was closed in early November 2007.  The terms of the “C” Loan agreement stipulate a conversion price of $10.39 per share and include a forced conversion exercisable at the Company’s option if the average closing price of the Company’s common stock exceeds a price of $18.19 per share based on the average closing price over twenty consecutive business days.  Currently, the twenty consecutive business day average of the Company’s common stock has been greater than $18.19 per share.  The Company intends to exercise its conversion option during the second quarter 2008 assuming the twenty consecutive business day average continues to exceed the forced conversion price.  This is will bring IFC’s total ownership in BPZ Resource common stock to approximately 10%.  The Company anticipates the remaining debt issuance balance to be funded through the following two facilities:

•                 Up to a $200 million credit agreement to fund the Company’s exploration and development activities.  The company is currently negotiating the term sheet with IFC on the credit facility.  The facility will be subject to a borrowing base calculation that will be a function of semi-annual oil reserve reports.  The Company expects to close this agreement by the end of the second quarter.

•                  The Company is negotiating an additional $120 million debt facility to fund the development of its gas-to-power project.  The final amount will be a function of the type of generation equipment ultimately selected.  The Company is currently negotiating the engineering, procurement and construction contracts that will be conditions precedent to this credit facility.  The Company anticipates closing this loan by the end 2008.

As of May 9, 2008, the final loan documents for the $200 million and $120 million loans have not been completed.

Note 14 — Legal Proceedings

See Note 15 “Legal Proceedings” in the Company’s Consolidated Financial Statements included in its Form
10-K for the year ended December 31, 2007, for detailed discussion.  There have been no material changes regarding legal proceedings as previously described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Note 15 — Subsequent Events

Public Offering of Common Stock

On April 18, 2008, an over-allotment option was executed and Canaccord bought an additional 200,000 shares resulting in proceeds to the Company after underwriting fees and discounts of approximately $3.6 million  See Note 10 “Stockholders’ Equity”, included herein, for further discussion.

Convertible Debt

On May 2, 2008, the Company notified IFC of its intent to exercise its conversion option under the convertible debt agreement.  Conversion will take place on or about May 15, 2008.  See Note 9 “Debt” and Note 13 “Commitments and Contingencies”, included herein, for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Item 1A.  “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The following information contains forward-looking statements that involve risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” below.

BPZ Resources, Inc., (the “Company” or “BPZ”) a Texas corporation, is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador.  We are focused on the exploration, development and production of oil and natural gas in Peru and Ecuador.  We also intend to utilize part of our future natural gas production as a supply source for our complementary development of a Company owned gas-fired power generation facility.

We maintain a Peruvian subsidiary through our wholly owned subsidiary BPZ Energy, Inc., a Texas corporation (“BPZ — Texas”).  Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres, in four blocks, in northwest Peru.  The license contracts cover 100% ownership of Block Z-1 (739,205 acres), Block XIX (472,860 acres), Block XXII (948,000 acres) and Block XXIII (248,000 acres).  The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII were both signed in November 2007.  Our license contracts provide for an initial exploration period of seven to thirteen years for Block Z-1and seven to ten years for Blocks XIX, XXII and XXIII.  In addition, the contracts require that we conduct specified activities on the properties during this period.  If the exploration activities are successful, the total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production.

Additionally, through our wholly owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, it owns a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”).  The license agreement covering the property extends through May 2016.

We are in the initial stages of developing and producing its oil and natural gas reserves.  To date our activities in Peru have been primarily limited to analysis and evaluation of technical data on its properties, preparation of the development plans for the properties, including detailed engineering and design of the power plant and gas processing facilities, refurbishment of two of its offshore platforms, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits, bringing production on-line and securing the required capital and financing to conduct the current plan of operation.

We started producing oil from from our recent discoveries at the CX11 platform, located in the Corvina field in our offshore Block Z-1, under an extended well testing program which began on November 1, 2007.  The oil is delivered to the refinery by barge approximately 100 miles south of the platform.  The remainder is kept in production inventory until such time as it is delivered to Talara.

Our primary marine transportation contractor entered into two short term agreements with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market.  However, on January 30, 2008, one of the tankers, the Supe, sank after catching fire.  At the time of the incident the Supe tanker contained approximately 1,300 barrels of oil, most of which is believed to have been burned in the fire.  Initial assessments show that environmental issues have been adequately controlled.   No Company employees were injured.  Consequently, the Contract with the commercial branch of the Peruvian Navy was allowed to expire in March 2008.  We have not entered into any new contracts with the Peruvian Navy.  As a result of the incident, our operations were voluntarily suspended at the CX-11 platform.

On March 14, 2008, we were notified by OSINERGMIN, the government regulatory agency in Peru responsible for monitoring industrial safety, that we could resume operations at the CX-11 platform.  As a result, we began testing the CX11-18XD well.  The well tested positive for oil and gas at quantities we believe to be commercially producible pending final analysis of the four drill stem tests conducted in March and April of 2008.  Three drill stem tests were conducted in the Upper Zorritos formation.  The first two drill stem tests targeted the lower sands in zones that had not previously been tested.  The third drill stem test targeted sands that had had tested oil in the Company’s CX11-21XD well.  Initial test results indicate flow rates of up to 5,350 barrels of oil per day.  However, we caution readers that test data from this well is not necessarily indicative of actual results.

We finished drilling and testing the CX11-18XD well.  After using tubing-conveyed perforating guns, the final cumulative test rates on the 18xD increased to 5,950 bopd.  In addition, we have resumed production from the CX11 platform.  However, we are waiting for final approval from the appropriate authorities in Peru regarding the transportation of our crude oil to the refinery in Talara.

Results of Operations

	For the three months ended March 31,
	2008	2007	Increase/ (Decrease)
General and administrative	$3,752,686	$2,136,236	$1,616,450
Stock-based compensation	4,562,230	959,559	3,602,671
Lease operating expense	2,219,291	—	2,219,291
Geological, geophysical and engineering	180,697	101,588	79,109
Depreciation, depletion and amortization	1,191,398	54,497	1,136,901
Total operating expenses	$11,906,302	$3,251,880	$8,654,422

Our operating and administrative expenses consist principally of general and administrative costs as well as geological, geophysical and engineering costs and lease operating costs.  General and administrative costs have increased from $2,136,236 during the three months ended March 31, 2007 to $3,752,686 during the three months ended March 31, 2008.  The increase is as a result of our increased activity levels, necessary additional personnel and costs associated with being a public company.  We incurred lease operating costs during the three months ended March 31, 2008 of $2,219,291 due to the commencement of oil production in November 2007.  This amount includes approximately $38,000 related to the cost of the approximately 1,300 barrels of oil that was lost as a result of the Supe incident.  Geological, geophysical and engineering cost for the three months ended March 31, 2008 as compared to March 31, 2007 increased from $101,588 to $180,697 as a result of increased personnel and associated costs.

Depreciation, depletion and amortization increased by $1,136,901 from $54,497 for the three months ended March 31, 2007 to $1,191,398 for the three months ended March 31, 2008.  The difference is primarily related to depletion expense related to the production of oil.  This amount includes approximately $24,000 related to the cost of the approximately 1,300 barrels of oil that was lost as a result of the Supe incident.

Stock-based compensation expense for the three months ended March 31, 2008 was approximately $4,562,230 compared to $959,559 during the same period in 2007.  Stock based compensation expense is primarily related to our restricted stock grants, and accrued stock-based compensation under our 2007 Long-Term Incentive Plan and 2007 Directors Compensation Incentive Plan.

We received net cash distributions from our investment in Ecuador property of approximately $300,000 during the three months ended March 31, 2008, compared to net cash distributions of approximately $160,000 during the three months ended March 31, 2007.  Since our investment consists of an interest in a producing oil and gas property, we are amortizing the investment on a straight-line basis over the remaining term of the license agreement covering the property.  Accordingly, we recorded $46,896 of amortization expense during the three months ended March 31, 2008, and $46,896 during the three months ended March 31, 2007.

We capitalized interest expense of $922,554 during the three months ended March 31, 2008, primarily related to our capital lease obligations and the IFC convertible debt.  We incurred interest expense of $1,178 during the three months ended March 31, 2007.

We received interest income of approximately $49,480 during the three months ended March 31, 2008, as compared to $240,307 during the three months ended March 31, 2007 as a result of the increased cash balance from the various private placements of our common stock during 2006.

We realized foreign tax expense of $92,401 during the three months ended March 31, 2008 compared to tax expense of $6,374 for the same period ended March 31, 2007.  Tax expense during the three months ended March 31, 2008 is primarily related to the minimum Peruvian federal income taxes payable under the Block Z-1 license contract as a result of oil sales under an extended well test program.  The tax expense in 2007 is related to the revenues from our 10% non-operated working interest in the Santa Elena Property in southwestern Ecuador and its affect on our US non-consolidated returns.  We were unable to offset the operating losses generated from our Peruvian branch with the revenues from our Ecuador branch.

We realized a net loss of $7,422,194 or $(0.10) per share during the three months ended March 31, 2008 compared to a net loss of $3,205,392 or $(0.05) per share for the same period in 2007.

2008 Project Capital Budget

($ in millions)
Corvina oil & gas development program	$52.0
Albacora oil & gas development program	29.0
Other prospects	14.0
Contingencies	5.0
Total exploration and production	100.0
Power plant and related equipment	69.0
Pipelines and processing facilities	41.0
Contingencies	5.0
Total Gas-to-Power (1)	115.0
Total estimated capital budget	$215.0

(1)  Anticipated financing provided by International Finance Committee — capital budget covers entire construction period which will extend into 2009.

Liquidity, Capital Resources and Capital Expenditures

Production

In November 2007, we began producing oil from the CX11-21XD and 14D wells in the Corvina Field under an extended well testing program.  For the three months ended March 31, 2008, we produced approximately 45,176 barrels of oil and sold approximately 55,886 barrels to a refinery in Talara which included oil inventory of approximately 10,710 barrels from 2007 production.  The oil is delivered to the refinery by barge approximately 100 miles south of the platform. The remainder is kept in production inventory until we begin production, increasing the inventory quantities to a sufficient level that the refinery in Talara will accept delivery.  On January 30, 2008, approximately 1,300 barrels of oil were lost in the fire aboard the Supe.  The cost of the crude oil lost was approximately $62,000 and was expensed through lease operating expense and depreciation, depletion and amortization.

We currently have two additional barges under a capital lease agreement.  We intend to use the tank barges as floating production and storage facility (“FPSO”) and transport barges in our oil production operations.  These barges are currently being outfitted with equipment in the port of Paita, but have encountered some delays due to scheduling.  The two barges under a capital lease, the Nomoku and the Nu’uanu, each have a capacity of approximately 40,000 barrels.  The Nomoku will be used as a FPSO, moored adjacent to the CX11 platform, while the Nu’uanu will be used to transport oil between the offshore Corvina field in the Z-1 block in northwest Peru and the refinery in Talara approximately 100 miles south of the Company’s operations.  We expect to have production of approximately 6,000 bopd using these two barges when they become available, which is now expected to be around the middle of May 2008.

Capital Raises and Debt Activity

Apart from our limited revenue from oil sales, our primary source of cash flow has been cash proceeds from private and public placements of our common stock.  As of April 30, 2008, our cash balance was approximately $36.2 million.

On March 25, 2008, the Company closed on a common stock offering of 2.0 million shares.  The offering was priced to the public at $20.00 per share and underwritten by Canaccord Adams, Inc. (“Canaccord”) on a firm commitment basis.  The Company received proceeds after underwriting fees and discounts of approximately $37.5 million.  In addition, the Company granted Canaccord a 30-day option to purchase up to 200,000 additional shares to cover any over-allotments.   On April 18, 2008, the over-allotment option was executed and Canaccord bought an additional 200,000 shares resulting in proceeds to the Company after underwriting fees and discounts of approximately $3.6 million.  A financial advisory fee of $150,000 was paid to Morgan Keegan for investment services and consulting related to the offering.

The Company intends to use the proceeds from the offering for general corporate purposes, including: the reduction of outstanding indebtedness, or other corporate obligations, capital expenditures and general working capital requirements, including testing and drilling operations and commencement of development of the Company’s Albacora Field property.

On March 31, 2008, the Company had long-term debt of approximately $15.5 million related to the IFC convertible note.  On November 19, 2007, a convertible debt agreement between IFC and the Company was entered into for approximately $15.5 million.  The terms of the loan agreement stipulate a conversion price of $10.39 per share and includes a forced conversion exercisable at the Company’s option if the average closing price of the Company’s common stock exceeds a price of $18.19 per share based on the average closing price over twenty consecutive business days.  Currently, the twenty consecutive business day average of the Company’s common stock has been greater than $18.19 per share.  The Company intends to exercise its conversion option during the second quarter 2008 assuming the twenty consecutive business day average continues to exceed the forced conversion price, which will bring IFC’s total investment in BPZ Resource stock to approximately 10%.  The instrument has a 10 year term with a variable interest rate of 2% per annum above 6-month LIBOR (6.863% at March 31, 2008).   The loan from the IFC is unsecured, but restricts our ability to pledge assets to another lender unless certain conditions are met.  The IFC loan does not restrict our ability to issue additional capital stock, but does call for an adjustment in its conversion price into BPZ common stock based on the terms of any subsequent equity offering.  The agreement contains customary default and cross-default provisions along with covenants restricting our ability to pay dividends and the disposition of assets.  We are required to maintain a required ratio of Balance Sheet Liabilities to Tangible Net Worth (as defined in the Loan Agreement), calculated quarterly, of no greater than 70:30.  As of March 31, 2008, we were in compliance with all financial covenants.

On May 2, 2008, we notified IFC of our intent to exercise our conversion option under the convertible debt agreement.

The Company is actively negotiating with IFC to increase the debt package to an estimated $335 million for further development of its assets, of which $120 million of the total financing package was approved by the Credit Committee of the IFC on November 29, 2006.  Please see Note 14 “Commitments and Contingencies” – Financing Package in the Company’s form 10-K for the period ended December 31, 2007 for further discussion.  The financing package includes an investment of $19.5 million by IFC in BPZ’s common stock which took place on December 18, 2006, with the remaining portion to be financed through debt issuance.  Part of the debt issuance has been funded through a “C”Loan, as described above.  The Company anticipates the remaining debt issuance balance to be funded through the following two debt facilities:

•                 Up to a $200 million credit agreement to fund the Company’s exploration and development activities.  The company is currently negotiating the term sheet with IFC on the credit facility.  The facility will be subject to a borrowing base calculation that will function of semi-annual oil reserve reports.  The Company expects to close this agreement by the end of the second quarter.

•                  The Company is negotiating an additional $120 million debt facility to fund the development of its gas-to-power project.  The final number will be a function the type of generation equipment ultimately selected.  The Company is currently negotiating the engineering, procurement and construction contracts that will be conditions precedent to this credit facility.  The Company anticipates closing this loan by the end of 2008.

As of May 9, 2008, the final loan documents for the $200 million and $120 million loans have not been completed.

During the first quarter ended March 31, 2008, we entered into two loan agreements with Peruvian banks to borrow approximately $2.8 million.  The amounts are included in current maturities of long-term debt as they are collateralized by IGV receivables eligible for early recovery and mature upon receipt of the IGV payment.  The loans are fixed and bear interest rates of approximately 8% each.

Equipment Activity

During the three months ended March 31, 2008, we incurred capital expenditures of approximately $14.9 million primarily related to drilling, completion and testing activity on the three Corvina wells as well as approximately $7.0 million related to the lease-purchase of a deck barge (BPZ-02”).  In February 2008, we entered into a lease-purchase agreement to acquire the BPZ-02.  The
BPZ-02 is a deck barge approximately 330 feet in length.  It will assist in the platform refurbishment and drilling activities in the Albacora field as well as to assist in future offshore drilling and development activities.  In the near term, the BPZ-02 will be used to act as a tender assist for the Petrex drilling rig as it is moved to the Albacora field in fourth quarter 2008.  During that time, as mentioned in Note 13 “Commitment and Contingencies”, the BPZ-01 will be placed in dry-dock to repair damages sustained when it ran aground in late 2006.  The acquisition of the BPZ-02 allows the Company better asset maintenance scheduling and will aid in the support of increased offshore exploration and development activities.  The terms of the lease-purchase stipulate a 19% rate of interest (33% effective rate of interest) over a one year term at which point, title to the BPZ-02 will transfer to the Company upon final payment of the lease.  The Company will account for the transaction as a Capital Lease in accordance to SFAS 13, “Accounting For Leases (As Amended)” under the criteria the barge will transfer title at the end of the lease period and, as a result, depreciation will be calculated over the economic life of the asset.

Performance Bonds

In connection with its properties in Peru, the Company has obtained five performance bonds totaling $5.7 million to insure certain obligations and commitments, of which one relates to the guarantee of import duties related to the FPSO and transport tanker and four relate to performance obligations under the license contracts for Blocks Z-1, XIX, XXII and XXIII.  As of March 31, 2008, the Company had restricted cash deposits of $3.6 million, which partially collateralizes the performance bonds.

During the three months ended March 31, 2008 the Company was refunded $0.2 million related to the second exploration phase under the Block XIX license contract and approximately $1.0 million related to a performance commitment under a drilling services contract.  The Company was required to post a $0.6 million performance bond in connection with the third phase of exploration under the Block XIX License Contract.  The Company also posted a $0.4 million bond to guarantee import duties for the floating production and storage facility (“FPSO”) and transport tanker, the Nomoku and Nu’uanu, respectively.

All of the performance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contract.

Exploration Activity

In connection with the Block XIX license contract, we recently completed shooting 200 kilometers of 2-D seismic. The cost to acquire this seismic data was approximately $3.6 million.  Based on the results of the 2-D seismic surveys and in order to comply with the requirements under the next phase of the related license contract, we plan to drill a well in Block XIX in late 2008 at an estimated cost of $8 million.

With our current cash balance, proceeds from the expected IFC debt facilities, anticipated upcoming Corvina Oil development cash flow, other potential third-party financing and potentially from future equity raises, we believe we will have sufficient capital resources to execute our initial Corvina oil development project, Albacora oil development project and gas-to-power project as we currently envision them.  However, the timing and execution of our project is dependent on a variety of factors, including the technical design of facilities, permitting, availability of equipment, time and costs required for delivery and construction, performance by contractors and the success of planned financing, many of which are factors outside our control and cannot be assured.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

	Payments Due by Period at March 31, 2008
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations:
Operating lease obligation(1)	$517,074	$240,303	$276,771	$—	$—
Debt obligation(2)	43,397,009	18,288,833	2,161,821	2,127,530	20,818,825
Total	$43,914,083	$18,529,136	$2,438,592	$2,127,530	$20,818,825

(1)           Operating leases for our executive office in Houston, Texas, our branch office in Quito, Ecuador, and our branch office and corporate apartments in Lima, Peru.

(2)           Includes IFC convertible debt agreement of $15.5 million which began on November 19, 2007 and matures in 10 years.  Interest is paid annually and principal is paid on the maturity date.  Also, includes capital lease for two production and storage barges which began in August 2007 and is set to expire in November 2009.  Lease payments are variable based on the working status of the barges, with a purchase option of $5,000,000 after the first year of the lease and $4,000,000 after the maturity date of the lease.  Additionally, includes lease-purchase of the BPZ-02 which stipulates a 19% rate of interest (33% effective rate of interest) over a one year term at a fixed rate of payment of $694,167.  At the end of the term, title to the BPZ-02 will transfer to the Company upon final payment of the lease.  Lastly, the capital lease for office furniture in our executive office in Houston, Texas expiring in 2010 as well as short-term loans of approximately $2.8 million collateralized by IGV receivables are also included.  Interest rates on the IGVcollateralized short-term loans are at fixed rates of approximately 8% each.

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

In Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007, we identified our most critical accounting policies upon which our financial condition depends as those relating to oil reserves, successful efforts method of accounting, revenue recognition, impairment of long-lived assets, future dismantlement, restoration, and abandonment costs, as well as stock-based compensation.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, availability of capital resources, timing of syndication of and disbursements under the anticipated IFC debt facility, resumption of transportation of our oil production, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to us is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Interest Rate Risk.

As of March 31, 2008, the Company had long-term debt of approximately $15.5 million and current maturities of long-term debt of approximately $12.4 million, consisting of two capital lease obligations for three barges, two loans for office furniture and equipment and two loans with Peruvian banks collateralized by IGV receivables.  The first capital lease obligation for the floating storage and production facility has an imputed interest rate of 18.00% over a lease term of 27 months and includes a purchase option which we anticipate, for accounting purposes we will exercise on the 15th month of the lease term.  The second capital lease contains a lease-purchase option and stipulates a 19% rate of interest over a one year term, at which point title to the BPZ-02 will transfer to the Company upon final payment of the lease.  The other two loans have a term of 60 months and bear interest at fixed rates of 5.94% and 9.44%, with principal and interest payments due on a monthly basis.  Lastly, the IGV collateralized short-term loans mature upon our receipt of the IGV payment from Peru and bear fixed interest rates of approximately 8% each.  We do not expect a significant change in the market interest rate to impact the interest on our term debt.  However, significant changes in market interest rates may significantly affect the level of financing that the IFC will structure with respect to our project in Peru.

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

Foreign Currency Exchange Rate Risk.

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, still uses its local currency, Nuevo Soles, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation of that country.  Transaction differences have been nominal to-date but are expected to increase as our activities in Peru continue to escalate.  During the three months ended March 31, 2008, we incurred an exchange rate gain of approximately $90,000 primarily related to the early recovery of IGV or Value Added Taxes in Peru.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 13 of the Notes to Consolidated Financial Statements included in Part I, Item I, which is incorporated herein by reference.

Item 1A. Risk Factors

Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, includes a detailed discussion of our risk factors.  There are no material changes in our risk factors as previously described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.1

“Bought Deal” Equity Financing Letter, dated March 18, 2008, by and among BPZ Resources, Inc., Canaccord Adams, Inc. and Canaccord Capital Corporation (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 24, 2008)

1.2

Underwriting Agreement, dated March 19, 2008, by and among BPZ Resources, Inc., Canaccord Adams, Inc. and Canaccord Capital Corporation (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on March 24, 2008)

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

Date: May 9, 2008

BPZ RESOURCES, INC.

/s/ Manuel Pablo Zúñiga-Pflücker
Manuel Pablo Zúñiga-Pflücker
President and Chief Executive Officer