Form 10-Q
period 2008-06-30
BPZ RESOURCES, INC.
filed 2008-08-11
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

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

As of July 31, 2008, there were 78,451,890 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$9,821,455	$7,514,188
Restricted cash	—	1,013,152
Accounts receivable	4,034,065	2,950,089
Value added tax receivable	10,810,528	7,496,547
Inventory	5,791,964	3,372,883
Prepaid and other current assets	2,829,808	2,271,282

Total current assets	33,287,820	24,618,141

Property, equipment and construction in progress, net	146,343,403	100,366,091
Restricted cash	4,837,571	2,834,519
Prepaid and other non-current assets	—	230,433
Investment in Ecuador property, net	1,476,228	1,570,020

Total assets	$185,945,022	$129,619,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,278,575	$11,774,316
Accrued liabilities	7,710,569	4,384,049
Other liabilities	473,533	263,439
Accrued interest payable	—	458,279
Current income tax payable	148,179	—
Current maturity of long-term debt and capital lease obligations	13,488,810	6,188,668

Total current liabilities	40,099,666	23,068,751

Asset retirement obligation	423,001	273,048
Long-term debt and capital lease obligations	27,565	15,537,293

Total long-term liabilities	450,566	15,810,341

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 250,000,000 authorized; 78,251,890 and 73,914,471 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	215,783,048	149,050,032
Accumulated deficit	(70,388,258)	(58,309,920)

Total stockholders’ equity	145,394,790	90,740,112

Total liabilities and stockholders’ equity	$185,945,022	$129,619,204

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$7,035,454	$—	$11,402,716	$—

Operating and administrative expenses:
General and administrative	9,922,652	3,766,736	18,237,568	6,862,531
Lease operating expense	1,140,331	—	3,359,622	—
Geological, geophysical and engineering	115,914	1,868,663	296,611	1,970,251
Depreciation, depletion and amortization expense	1,081,970	52,289	2,273,368	106,786

Total operating expenses	12,260,867	5,687,688	24,167,169	8,939,568

Operating loss	(5,225,413)	(5,687,688)	(12,764,453)	(8,939,568)

Other income (expense):
Income/(loss) from investment in Ecuador property, net of amortization	253,104	(46,896)	506,208	(230,839)
Interest expense	—	—	—	(1,165)
Interest income	147,014	257,453	196,494	497,747
Net loss on sale of asset	—	—	—	(8,985)
Other income/(expense)	317,330	38,128	223,993	44,789

Total other income	717,448	248,685	926,695	301,547

Loss before income taxes	(4,507,965)	(5,439,003)	(11,837,758)	(8,638,021)

Income taxes	148,179	43,928	240,580	50,302

Net loss	$(4,656,144)	$(5,482,931)	$(12,078,338)	$(8,688,323)

Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.16)	$(0.13)

Weighted average common shares outstanding	77,680,924	67,685,317	76,103,102	65,509,394

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,078,338)	$(8,688,323)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Stock-based compensation	8,459,764	1,901,522
Depreciation, depletion and amortization expense	2,273,368	106,786
Net loss on the retirement of assets	—	8,985
Amortization of investment in Ecuador property	93,792	93,792
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,083,976)	—
Increase in value added tax receivable	(3,313,981)	(2,188,301)
Increase in inventory	(2,275,312)	(9,859)
Decrease in restricted cash	1,013,152	—
Increase in other assets	(558,526)	(404,590)
Increase (decrease) in accounts payable	6,504,259	(935,989)
Increase in accrued liabilities	2,868,241	3,095,253
Increase in other liabilities	210,094	53,146
Current income taxes payable	148,179	35,325
Net cash provided by/(used by) operating activities	2,260,716	(6,932,253)

Cash flows from investing activities:
Property and equipment additions	(38,533,691)	(24,469,653)
Restricted cash	(2,003,052)	(845,000)
Net cash used by investing activities	(40,536,743)	(25,314,653)

Cash flows from financing activities:
Borrowings	2,819,080	—
Repayments of borrowings	(5,009,038)	(9,664)
Proceeds from the exercise of stock warrants	750,000	—
Proceeds from exercise of options, net	931,412	1,121,460
Proceeds from sale of common stock, net	41,091,840	35,985,846
Net cash provided by financing activities	40,583,294	37,097,642

Net increase in cash and cash equivalents	2,307,267	4,850,736
Cash and cash equivalents at beginning of period	7,514,188	25,324,233
Cash and cash equivalents at end of period	$9,821,455	$30,174,969

Supplemental cash flow information:
Cash paid for:
Interest	$2,467,786	$1,165
Foreign income tax	92,401	14,977
Non — cash items:
Purchase and additions to equipment with the issuance of a capital lease obligation	$9,480,372	6,180,679
Deferred interest capitalized to construction in progress	230,433	—
Issuance of common stock for subscription receivable	—	942,300
Depletion capitalized to production inventory, net	143,769	—
Depreciation on support equipment capitalized to property & equipment	413,412	238,468
Asset retirement obligation capitalized to property and equipment	134,287	—

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

The Company maintains a Peruvian subsidiary through its wholly owned subsidiary BPZ Energy, Inc., a Texas corporation (“BPZ – Texas”).  Currently, it has exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres, in four blocks, in northwest Peru.  The license contracts cover 100% ownership of Block Z-1 (739,205 acres), Block XIX (472,860 acres), Block XXII (948,000 acres) and Block XXIII (248,000 acres).  The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII contracts were both signed in November 2007.  The Company’s license contracts provide for an initial exploration period of seven to thirteen years for Block Z-1 and seven to ten years for Blocks XIX, XXII and XXIII.  In addition, the contracts require that the Company conduct specified activities on the properties during this period.  If the exploration activities are successful, the total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production.

Additionally, through the Company’s wholly owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, it owns a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”).  The license agreement covering the property extends through May 2016.

The Company is in the initial stages of developing and producing its oil and natural gas reserves.  To date, its activities in Peru have been primarily limited to analysis and evaluation of technical data on its properties, preparation of the development plans for the properties, including detailed engineering and design of the power plant and gas processing facilities, refurbishment of two of its offshore platforms, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits, bringing production on-line and securing the required capital and financing to conduct the current plan of operation.

Corvina Field

Oil Development

The Company started producing oil from its recent discoveries at the CX-11 platform, located in the Corvina Field in its offshore Block Z-1, under an extended well testing program which began on November 1, 2007.  The oil is delivered to the refinery in Talara by barge, approximately 100 miles south of the platform.  The remainder is kept in production inventory until such time it is delivered to Talara.

The Company’s primary marine transportation contractor entered into two short term agreements with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market.  However, on January 30, 2008, one of the tankers, the Supe, sank after catching fire.  At the time of the incident the tanker contained approximately 1,300 barrels of oil, most of which is believed to have been burned in the fire.  Environment impact assessments show that environmental issues have been adequately controlled.  No Company employees were injured.  Consequently, the contract with the commercial branch of the Peruvian Navy was allowed to expire in March 2008.  The Company has not entered into any new contracts with the Peruvian Navy.  As a result of the incident, the Company’s operations were voluntarily suspended at the CX-11 platform.

On March 14, 2008, the Company was notified by OSINERGMIN, the government regulatory agency in Peru responsible for monitoring industrial safety, that it could resume operations at the CX-11 platform.  As a result, the Company began testing the CX11-18XD well.  Three drill stem tests were conducted in the Upper Zorritos formation.  The first two drill stem tests targeted the lower sands in zones that had not previously been tested.  The third drill stem test targeted sands that had tested oil in the Company’s CX11-21XD well. The Company began producing from the 18XD well in May of 2008.

The Company also spudded the CX11-20XD well in May 2008.  The CX11-20XD well is positioned up dip from the CX11-21XD well.  The well has been positioned to further develop the top gas sands found in the previously drilled 21XD well, the oils sands currently producing in the 21XD and 18XD wells, as well as the oil sands encountered and briefly tested in the 18XD well during the initial drill-stem test number one.  Furthermore, according to the Company’s geologic model of the Corvina field, the 20XD well should also reach deeper untested sands that will allow the Company to further delineate the field’s oil-in-place potential.

As previously mentioned, the 20XD well will cross gas sands that the Company expects to test, and thus this well is planned to be dual completed as both an oil and gas producer.  The company plans to drill to a total depth of approximately 11,800 feet (measured depth) and anticipates reaching total depth in late August 2008.

On June 9, 2008, the Company received the clearance needed to transport oil from the CX-11 platform to the nearby Talara refinery by the corresponding Peruvian environmental agency.  In addition, its Floating-Production-Storage-and-Offloading (“FPSO”) vessel was placed in position near the CX-11 platform and is receiving production from the platform.  By utilizing the current production equipment in place, the production levels are anticipated to increase during the third quarter of 2008.

The Company plans to spud the CX11-15D well shortly after completion of the 20XD.  The Company expects this well to take approximately 90 days to reach total depth, and to be completed and tested late in 2008.

Gas-to-Power Project

The Corvina Gas-to-Power project entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, construction of gas processing facilities and an approximately 160 megawatt (“MW”) simple-cycle electric generating plant.  The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 360 MW of power. In order to support the Company’s proposed electric generation project, it commissioned an independent power market analysis for the region. The Peruvian electricity market is deregulated and power is transported through an interconnected national grid managed by the Committee for Economic Dispatching of Electricity (known as COES). Based on this study, the Company believes it will be able to sell economic quantities of electricity from the initial 160 MW power plant. The market study also indicates that there may be future opportunities for the Company to generate and sell significantly greater volumes of power into the Peruvian and Ecuadorian power markets.  The Company plans to own 100% of the power plant. Accordingly, its revenues from the natural gas delivered to the power plant will be derived from the sale of electricity, which is currently projected for early 2010, though this schedule is subject to many factors outside its control, including obtaining all necessary financing, equipment and no assurance can be given that the Company can meet this schedule.

The Company is currently working on securing and finalizing funding for its gas to power initiatives comprised of approximately $120 million of senior debt to be syndicated by IFC, which is expected to close by the end of 2008. This financing will be subject to identification of the lending syndicate members and subsequent negotiation and approval of the necessary loan documentation.

Albacora Field

Once drilling is completed on the wells in the Corvina Field as previously discussed, the Company then plans to move the drilling rig from the CX-11 platform to the Albacora A-1 platform which is currently being refurbished.  The Company plans to drill a twin well to Albacora’s discovery well, the 8-X-2, as an exploratory well aimed at testing the prospective Lower Zorritos formation sands.  The 8-X-2 discovery well drilled 35 years ago, tested oil at quantities the Company believes to be commercially producible.

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

The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The consolidated balance sheet at December 31, 2007, as presented herein, is derived from the December 31, 2007 audited consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, the FASB issued SFAS No. 157 — Fair Value Measurement (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for periods beginning after November 15, 2007.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS No. 157 does not require any new fair value measurements.  However, for some entities, the application of this SFAS No. 157 will change current practice.  The definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2 (“SFAS 157-2”) which defers the effective date of SFAS No. 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008.  The Company adopted SFAS No. 157 effective January 1, 2008, except for those provisions permitted to be delayed by SFAS 157-2.  Accordingly, the Company has not applied the provisions of SFAS No. 157 to non-financial assets and liabilities initially measured at fair value.  In general, fair value measurements and disclosures are made in accordance with the provisions of SFAS No. 157.  The adoption of SFAS No. 157 had no impact on our consolidated financial position, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  On January 1, 2008, the Company adopted SFAS No. 159 and elected not to measure any of its currently eligible assets and liabilities at fair value.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial

Statements—an Amendment of ARB No. 51.  (“SFAS No. 160”) requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial position, results of operations or cash flows.

On December 21, 2007, the SEC released Staff Accounting Bulletin, (“SAB 110”) “Share-Based Payment” which will no longer allow the use of the “simplified” method to estimate the expected terms as on the variables to determine the fair value of share-based payments.  With a limited number of exceptions, companies can continue to use the simplified method.  However, doing so requires the types of grants for which the simplified method is used if not for all grants, and the periods for which the simplified method is being used.  The adoption of this Staff Accounting Bulletin had no material impact on our consolidated financial position, results of operations, or cash flows.

Note 2 — Value Added Tax Receivable

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 19%.  Peru currently has an IGV early recovery program for companies during the exploration phase.  Under this program, IGV paid on the acquisition of certain goods and services used directly in hydrocarbon exploration activities can be recovered prior to a commercial discovery taking place or production and revenue billings beginning.  Because the Company has oil sales, it is no longer eligible for the IGV early recovery program on IGV receivables generated after November 2007.

The Company’s value added tax receivable balance as of June 30, 2008 was approximately $10.8 million compared to approximately $7.5 million at December 31, 2007.  Approximately $2.4 million and $3.1 million have been collected during the three and six months ended June 30, 2008, respectively, under the IGV early recovery program and approximately $0.7 million and $1.5 million was offset by IGV payables generated by oil sales during the three and six months ended June 30, 2008.  Of the ending balance on June 30, 2008, the Company has filed claims with the Peruvian tax authority to recover approximately $1.0 million under the IGV early recovery program generated by accounts payable for payments made prior to November 2007.  Of the $10.8 million IGV Receivables referred to above, the Company has approximately $9.8 million at June 30, 2008 which is not eligible for early recovery due to the initial generation of oil revenue.  However, the $9.8 million will be recoverable against IGV payables associated with future oil sales under the normal IGV recovery process.

As of June 30, 2008, the Company had short-term loans outstanding to Peruvian Banks of approximately $0.5 million collateralized by IGV receivables eligible for early recovery.  See Note 9 “Debt”, included herein, for further discussion.

Note 3 — Inventories

Inventories consist primarily of tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market.  The balance in inventory at June 30, 2008 and December 31, 2007 was $5,086,636 and $2,824,492, respectively.  The increase is due to additional production and drilling activity primarily related to the Corvina field.

The Company also maintains crude oil inventories in storage barges.  These inventories are stated at the lower of average cost or market value.  Cost is determined on a weighted average basis based on production costs.  There was approximately $705,327 of production inventory on hand at June 30, 2008, consisting of 22,627 barrels of oil at an estimated cost of $31.17 per barrel.  This is up from December 31, 2007 which consisted of approximately 12,248 barrels of crude oil at an estimated cost of $548,391 or $44.77 per barrel due to production coming back on line in June 2008.

Note 4 — Prepaid and Other Current Assets

Below is a summary of prepaid and other current assets as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Prepaid expenses and other	$347,094	$590,784
Deposits	76,943	51,964
Prepaid insurance	1,793,041	1,015,676
Insurance receivable	612,031	612,033
Interest receivable	699	825

	$2,829,808	$2,271,282

Prepaid expenses and other are primarily related to prepayments for drilling services, equipment rental and material procurement.  Deposits are primarily rent deposits in connection with the Company’s offices in Houston and Peru.  Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors and officer’s insurance policies.

Insurance receivable is related to a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform in early August 2006.  As of June 30, 2008, the Company expects to file a claim of approximately $712,000 for repairs with the insurance carrier.  A deductible of $100,000 will be applied to this insurance claim when reimbursed.  As of August 11, 2008 the Company has not presented a final claim to its insurance carrier for the barge repairs.  A dry-dock originally scheduled for the second quarter 2008, has been postponed to the fourth quarter 2008.  As a result, the Company allowed the Certificate of Inspection from the U.S. Coast Guard to expire which, by doing so, prohibits the BPZ-01 from transporting hazardous cargo within U.S. federal waters.  Because the Company does not intend to take the BPZ-01 out of Peruvian waters, it has re-flagged the BPZ-01 and it is no longer subject to U.S. jurisdiction. See Note 15 “Commitments and Contingencies”, included herein, for further discussion.

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Construction in progress:
Power plant and related equipment	$4,828,256	$3,486,309
Platforms and wells	43,161,752	25,220,425
Pipelines and processing facilities	4,595,775	4,412,677
Producing properties	75,030,505	56,159,488
Barge and related equipment	22,159,209	11,970,171
Office equipment, leasehold improvements, and vehicles	1,313,368	1,040,613
Accumulated depreciation, depletion and amortization	(4,745,462)	(1,923,592)

Net property, equipment and construction in process	$146,343,403	$100,366,091

During the six months ended June 30, 2008, the Company incurred costs of approximately $48.8 million associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of proprietary gas-fired power generation of electricity for sale in Peru.

Of the incurred costs mentioned above, the Company incurred capital expenditures related to the drilling and testing of the CX11-18XD of approximately $14.2 million during the six months ended June 30, 2008.  The Company performed three drill stem tests of the CX11-18XD.  The three drill stem tests were conducted in the Upper Zorritos formation.  The first two drill stem tests targeted the lower sands in zones that had not previously been tested.  The third drill stem test targeted sands that had tested oil in the Company’s CX11-21XD well.  The Company began producing from the 18XD well in May of 2008.

The Company also spudded the CX11-20XD well in May 2008.  The CX11-20XD well is positioned up dip from the CX11-21XD well.  The well has been positioned to further develop the top gas sands found in the previously drilled 21XD well, the oils sands currently producing in the 21XD and 18XD wells, as well as the oil sands encountered and briefly tested in the 18XD well during the initial drill-stem test number one.  Furthermore, according to the Company’s geologic model of the Corvina field, the 20XD well should also reach deeper untested sands that will allow the Company to further delineate the field’s oil-in-place potential.

As previously mentioned, the 20XD well will cross gas sands that the Company expects to test, thus this well is planned to be dual completed as both an oil and gas producer.  The company plans to drill to a total depth of approximately 11,800 feet (measured depth) and anticipates reaching total depth in late August 2008.  Total capital expenditures incurred on this well for the six months ended June 30, 2008 is approximately $10.9 million.  The Company has not drilled any other wells or recognized significant revenues from operations, and it does not anticipate generating significant revenues from its properties prior to third quarter 2008.

In addition, the Company incurred costs of approximately $7.6 million during the six months ended June 30, 2008 for the installation of sea-bed pipelines, a new mooring system and the initiation of the capital lease regarding the FPSO equipment on board the FPSO in connection with its new production facilities that are now currently in operation.  This new program should enable the Company to initiate production in a more efficient manner, allowing for a better understanding of the behavior and characteristics of the Corvina oil field.

In preparation for the Company’s drilling campaign in Albacora, the Company performed well control on the existing well heads located at the platform.  The Company incurred approximately $1.3 million in well control costs to provide a safe environment to begin the refurbishment of the A-1 platform.

In February 2008, the Company entered into a lease-purchase agreement to acquire a deck barge (“BPZ-02”), of approximately 330 feet in length, to assist in the platform refurbishment and drilling activities in the Albacora field as well as to assist in future offshore drilling and development activities.  In the near term, the BPZ-02 will be used to act as a tender assist for the Petrex drilling rig as it is moved to the Albacora field in fourth quarter 2008.  During that time the BPZ-01 will be placed in dry-dock to repair damages sustained when it ran aground in late 2006.  The acquisition of the BPZ-02 allows the Company better asset maintenance scheduling and will aid in the support of increased offshore exploration and development activities.  The terms of the lease-purchase stipulate a 19% rate of interest (33% effective rate of interest) over a one year term ending February 2009 at which point, title to the BPZ-02 will transfer to the Company upon final payment of the lease.  The Company accounted for the transaction as a Capital Lease in accordance to SFAS 13, “Accounting For Leases (As Amended)” under the criteria the barge will transfer title at the end of the lease period and, as a result, depreciation will be calculated over the economic life of the asset.  Lease payments are fixed at $694,167 per month.  The capital lease asset was recorded at approximately $7.0 million, which represents the present value of the minimum lease payments, or the fair market value of the asset.

In addition, the Company entered into a capital lease agreement for the production equipment on board the FPSO.  The FPSO, the Namoku, as well as the storage barge, the Nu’uanu are under a separate capital lease agreement.  The capital lease for the production equipment commenced in June 2008, the date the equipment was put into service.  The lease terms are variable and bear an interest rate of 18% based on the Company’s incremental borrowing rate for similar equipment.  In accordance with the terms of the lease, a bargain purchase option exists at the end of the lease.  As a result, depreciation will be calculated over the economic life of the asset.  The Company recorded the capital lease at $2.6 million which represents the present value of the minimum lease payments at the Company’s incremental borrowing rate over the term of the lease, or the fair market value of the asset.

The Company continues to work on the development of a Company owned gas-fired power generation facility.  The Company incurred approximately $1.5 million related to the drafting of certain design specifications for the power plant.

The Company also incurred costs for office equipment and leasehold improvements for its offices in Houston, Peru and Ecuador of approximately $0.1 million and for the purchase of machinery and equipment used in operations in Peru of approximately $0.6 million.

In accordance with “successful efforts” method of accounting, the Company capitalized approximately $274,928 and $413,412 of depreciation expense related to the tender assist barges serving as support equipment, to construction in progress for the three and six month period ended June 30, 2008.  In addition, the Company capitalized interest expense for the three and six months ended June 30, 2008 of approximately $1,086,701 and $2,009,255, respectively, to construction in progress.

Note 6 — Asset Retirement Obligation

An obligation was recorded for the plug and abandonment of the producing oil wells, the 21XD and the 14D, in accordance with the provisions of SFAS No 143 “Accounting for Asset Retirement Obligations”.  The Company incurred additions to its asset retirement obligations (“ARO”) as a result of the successful completion of the CX11-18XD well during the six months ended June 30, 2008.

Activity related to the Company’s ARO is as follows:

	June 30,	December 31,
	2008	2007

ARO as of the beginning of the period	$273,048	$—
Liabilities incurred during period	134,287	268,572
Liabilities settled during period	—	—
Accretion expense	15,666	4,476

ARO as of the end of the period	$423,001	$273,048

Note 7 — Investment in Ecuador Property

The Company has an investment in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1,476,228 and $1,570,020 as of June 30, 2008 and December 31, 2007, respectively.  The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense.  Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  Accordingly, the Company recorded amortization expense of $46,896 and $93,792 for the three and six months ended June 30, 2008, respectively, as well as for the three and six months ended June 30, 2007, respectively.

Note 8 — Restricted Cash and Performance Bonds

In connection with its properties in Peru, the Company has obtained five performance bonds totaling $6.9 million to insure certain obligations and commitments, of which one relates to the guarantee of import duties related to the FPSO and transport tanker and four relate to performance obligations under the license contracts for Blocks Z-1, XIX, XXII and XXIII.  As of June 30, 2008, the Company had restricted cash deposits of $4.8 million, which partially collateralizes the performance bonds.

During the six months ended June 30, 2008 the Company was refunded $0.3 million related to the performance bond for the second exploration phase under the Block XIX license contract and approximately $1.0 million related to a performance commitment under a drilling services contract.  The Company posted a $0.6 million performance bond that was required in connection with the third phase of exploration under the Block XIX license contract.  The Company also posted a $1.7 million bond to guarantee import duties for the FPSO barge and transport tanker.

All of the performance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contract.

Note 9 — Long-term debt and capital lease obligations

In February 2008, the Company entered into a lease-purchase agreement to acquire the deck barge BPZ-02 to assist in the platform refurbishment and drilling activities in the Albacora field as well as to assist in future offshore drilling and development activities.  See Note 5 “Property, Equipment and Work in Progress”, included herein, for further discussion.  The terms of the lease-purchase stipulate a 19% rate of interest (33% effective rate of interest) over a one year term ending February 2009 at which point, title to the BPZ-02 will transfer to the Company upon final payment of the lease.  The Company accounted for the transaction as a Capital Lease in accordance to SFAS No. 13, “Accounting For Leases (As Amended)” under the criteria the barge will transfer title at the end of the lease period and, as a result, depreciation will be calculated over the economic life of the asset.  Lease payments are fixed at $694,167 per month.  The capital lease asset was recorded at approximately $7.0 million, which represents the present value of the minimum lease payments, or the fair market value of the asset.

The discovery of oil reserves in the Corvina field prompted the Company to direct its attention towards accelerating the development of oil production in the Corvina field.  Accordingly, on June 13, 2007 the Company entered into a capital lease agreement, with an option to purchase, for two barges to assist in the development of the Corvina oil.  The capital lease for the two barges began in August 2007 and expires in November 2009.  The lease contains a purchase option which the Company anticipates, for accounting purposes, it will exercise on the 15th month of the lease term.  Lease payments are variable, based on the working status of the barges, with a purchase option of $5,000,000 after the first year of the lease and $4,000,000 after the maturity date of the lease.  The capital lease obligation was recorded at the present value of the minimum lease payments at an imputed discount rate of 18%, which reflects the Company’s incremental borrowing rate for this transaction.  The capital lease obligation was recorded at approximately $6.2 million which represents the present value of the minimum lease payments, or the fair market value of the debt obligation.

The FPSO equipment on-board the Namoku, which is also under a capital lease along with the storage barge, the Nu’uanu, was financed through a separate capital lease that commenced when the Company began utilizing the production equipment on board the FPSO in June 2008.  The lease terms are variable and bear an interest rate of 18% based on the Company’s incremental borrowing rate for similar equipment.  In accordance with the terms of the lease, a bargain purchase option exists at the end of the lease.  As a result, depreciation will be calculated over the economic life of the asset.  The Company recorded the capital lease at $2.6 million which represents the present value of the minimum lease payment at the Company’s incremental borrowing rate over the term of the lease, or the fair market value of the asset.

As of June 30, 2008 and December 31, 2007, the Company had long-term debt outstanding of $27,565 and $15,537,293.  The decrease in long-term debt and capital lease obligations outstanding is primarily related to convertible debt.  On November 19, 2007, a convertible debt agreement between IFC and the Company was entered into for approximately $15.5 million.  The terms of the loan agreement stipulated a conversion price of $10.39 per share and included a forced conversion exercisable at the Company’s option if the closing price of the Company’s common stock exceeded a price of $18.19 per share, based on the average closing price over twenty consecutive business days.  In May 2008, the Company converted its long-term debt into 1,491,819 shares of BPZ common stock.

Long-term debt and capital lease obligations as of June 30, 2008 and December 31, 2007 also includes two secured loans for the purchase of office furniture.  Both loans have a term of 60 months, bearing interest at 5.94% and 9.44%, with principal and interest payments due on a monthly basis.

During the six months ended June 30, 2008, the Company entered into two loan agreements with Peruvian banks to borrow approximately $2.8 million.  During the second quarter ended June 30, 2008, it paid down the debt by approximately $2.3 million.  As of June 30, 2008, the Company’s outstanding balance related to these loans was $0.5 million.  The amounts are included in current maturities of long-term debt and capital lease obligations as they are collateralized by IGV receivables and mature upon receipt of the IGV payment.  The loans are fixed and bear interest rates of approximately 8% each.

Maturities of debt and capital lease obligations as of June 30, 2008 are as follows:

Less than one year	$13,488,810
One to three years	20,445
Three to five years	7,120
More than five years	—
Total	$13,516,375

Note 10 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock, no par value and 250,000,000 shares of common stock, no par value, authorized for issuance.

Public Offering of Common Stock

On March 25, 2008, the Company closed a public offering of 2.0 million shares of common stock.  The offering was priced to the public at $20.00 per share and underwritten by Canaccord Adams, Inc. (“Canaccord”) on a firm commitment basis.  The Company received proceeds after underwriting fees and discounts of approximately $37.5 million.  In addition, the Company granted Canaccord a 30-day option to purchase up to 200,000 additional shares to cover any over-allotments.  On April 18, 2008, the over-allotment option was executed and Canaccord bought an additional 200,000 shares resulting in proceeds to the Company after underwriting fees and discounts of approximately $3.6 million.  A financial advisory fee of $150,000 was paid to Morgan Keegan for investment services and consulting related to the offering.

The Company intends to use the proceeds from the offering for general corporate purposes, including: the reduction of outstanding indebtedness, or other corporate obligations, capital expenditures and general working capital requirements, including testing and drilling operations and commencement of development of the Company’s Albacora Field property.

Potentially Dilutive Securities

In addition to its shares issued and outstanding, the Company has the following potentially dilutive securities as of June 30, 2008 and December 31, 2007.  None of these potentially dilutive shares have been included in the calculation of earnings per share as the effect would be anti-dilutive.

The potentially dilutive shares are as follows:

	June 30,	December 31,
	2008	2007
Stock options outstanding	4,305,848	4,175,448
Warrants outstanding	—	250,000
Shares issuable under IFC convertible debt agreement	—	1,491,819
Total potentially dilutive securities issued	4,305,848	5,917,267

Shares available pursuant to Long-Term Incentive Compensation Plan	2,626,450	3,152,450

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

The following table summarizes stock-based compensation costs recognized under SFAS 123(R) for the three and six months ended June 30, 2008 and June 30, 2007, respectively and is included in general and administrative expenses on the consolidated operating statement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Employee stock—based compensation costs	$3,897,534	$964,954	$8,459,764	$1,907,413
Non-employee stock-based compensation	—	(22,991)	—	(5,891)
	$3,897,534	$941,963	$8,459,764	$1,901,522

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

A summary of the Company’s restricted stock award activity and related information is presented below:

		Weighted—
	Number of	Average
	Restricted	Fair Value
	Shares	Per Share
Non-vested balance at December 31, 2007	1,284,850	$8.82
Granted	—	$—
Vested	(245,000)	$4.15
Forfeited	(11,000)	$4.10
Non-vested balance at June 30, 2008	1,028,850	$9.98

As of June 30, 2008, there was approximately $8.5 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 1.55 years.

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

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model.  The following table presents the weighted-average assumptions used in the option pricing model for options granted during the three months ended June 30, 2008.  During the three months ended June 30, 2008, 547,000 options were granted by the Company under the 2007 Long-Term Incentive Plan.  The expected life of the options represents the period of time the options are expected to be outstanding.  For the six months ended June 30, 2008, the expected term was derived using the facts and circumstances relevant to the Company, from the analysis of other companies of a similar size and operational life cycle as well as the limited Company history of stock exercises.  For the six months ended June 30, 2007, the expected term of options granted was derived based on a weighting between (a) the Company’s historical exercise and forfeiture activity and (b) the average midpoint between vesting and the contractual term.  For the six months ended June 30, 2008 and June 30, 2007, our expected volatility is based on the historical volatility of our stock for a period approximating the expected life.  The risk-free interest rate is based on the observed U.S.  Treasury yield curve in effect at the time the options were granted.  The dividend yield is based on the fact the Company does not anticipate paying any dividends.

	2008	2007
Expected life (years)	4.5	6
Risk-free interest rate	3.6%	4.6%
Volatility	80.32%	85.33%
Dividend yield	0%	0%
Weighted-average fair value per share at grant date	$15.99	$—

A summary of our stock option activity and related information is presented below:

During the six months ended June 30, 2008 a total of 406,600 options were exercised.  As of June 30, 2008, there was approximately $16.8 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1.61 years.

The following tables summarize information about stock options outstanding as of June 30, 2008:

			Outstanding			Exercisable
				Weighted-
				Average
				Remaining			Weighted-
				Contractual			Average
			Number of	Life	Weighted	Number of	Exercise Price
Range of Exercise Prices			Options(1)	(In years)	Exercise Price	Options	Per Option
Below	to	$2.00	199,248	5.7	$1.30	199,248	$1.30
$2.01	to	$5.00	1,422,500	7.5	$3.49	1,307,500	$3.42
$5.01	to	$7.00	655,900	8.6	$5.31	37,905	$6.50
$7.01	to	$10.50	211,200	8.8	$10.43	—	$—
$10.51	to	$15.00	1,320,000	9.0	$11.88	—	$—
$15.10	to	$25.53	497,000	7.5	$25.16	—	$—
Total			4,305,848	8.1	$9.08	1,544,653	$3.22

		Weighted—
		Average
	Number of	Exercise Price
	Options	Per Option
Options outstanding at December 31, 2007	4,175,448	$8.14
Granted	547,000	$23.45
Exercised	(406,600)	$2.29
Forfeited	(10,000)	$4.23
Options outstanding at June 30, 2008	4,305,848	$9.08

Options vested and exercisable at June 30, 2008	1,544,653	$3.22

The aggregate intrinsic value of stock options outstanding at June 30, 2008 was approximately $87.5 million, of which approximately $40.4 million relates to awards vested and exercisable and approximately $47.1 million relates to awards expected to vest.  The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of June 30, 2008 exceeds the exercise price of the option.

Warrants

No warrants were granted during the six months ended June 30, 2008 or June 30, 2007.  As of June 30, 2008, the Company had no warrants outstanding.

For their role as placement agent, in connection with the private placement of 11,466,000 shares of common stock in July 2005, Morgan Keegan & Company, Inc. received fully vested warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share.  These warrants were set to expire on July 19, 2010 and were valued at $325,000 using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs. Additionally, for their financial advisory services, in connection with the private placement of 4,482,000 shares of common stock in June 2006, Morgan Keegan & Company, Inc. received fully vested warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.00 per share.  These warrants were set to expire on June 30, 2011 and were valued at $248,645 using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs.  During the six months ended June 30, 2008, Morgan Keegan exercised warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $3.00.  As a result, the Company received proceeds of $750,000.

Note 11— Revenue

The Company began producing oil on a limited basis in November 2007 from the CX11-21XD and 14D wells in the Corvina Field under an extended well testing program.  During the second quarter 2008, it added production from the 18XD well under an extended well testing program as well.  The oil is delivered to the refinery in Talara by barge approximately 100 miles south of the platform.  The remainder is kept in production inventory until the Company begins production, increasing the inventory quantities to a sufficient level that the refinery in Talara will accept delivery.  The Company’s current sales contract with Petroperu is based on Northwest Oil Basket pricing which is comprised of Oman, Fortes and Suez Blend pricing.  The unadjusted sales price is based on the past five day average before the crude oil delivery date.  The price is then discounted for the quality of the oil delivered.  The determination of quality is based on the gravity of the oil expressed in degrees, as determined under standards established by the American Petroleum Institute (“API”).  The price is discounted at a rate of 0.53% of the basket price per one degree API lower than the benchmark of 33 degrees API as stipulated in the contract.  In addition, a fixed premium of $0.75 per barrel is added to the price as a result of the high diesel content of the crude oil.

Royalties are calculated by Perupetro as stipulated in the Block Z-1 license agreement, based on the same Northwest Oil Basket.  However, their calculation is based on the first or second two weeks of each month, as opposed to being based on the past five day average before the crude oil delivery date.

During the three and six months period ended June 30, 2008, the Company produced approximately 81,766 barrels and 126,942 barrels, respectively.  It sold approximately 59,186 barrels and 116,372 barrels during the three and six months ended June 30, 2008 at an average price, net of royalties, of approximately $118.87 per barrel and $97.99, respectively.  In January 2008, BPZ incurred production and transportation delays due to the incident involving one of the Peruvian Navy tankers being used to transport oil to market. See Note 1, “Basis of Presentation and Significant Accounting Policies – Corvina” above for a more detailed discussion of the incident.  Approximately 1,300 barrels of oil were lost in the fire aboard the tanker.  The cost of the crude oil lost was approximately $62,000 and was expensed through lease operating expense and depreciation, depletion and amortization.

On June 9, 2008, the Company received the clearance needed to transport oil from the CX-11 platform to the nearby Talara refinery by the corresponding Peruvian environmental agency.  In addition, its FPSO vessel was placed in position near the CX-11 platform and is receiving production from the platform.  By utilizing the current production equipment in place, the production levels are anticipated to increase during the third quarter of 2008.

The Company had no oil sales during the three and six months ended June 30, 2007.

Note 12 — Foreign Currency

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, still uses its local currency, Nuevo Soles, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation of that country.  Transaction differences have been nominal to date but are expected to increase as our activities in Peru continue to escalate.  During the three and six months ended June 30, 2008, we incurred an exchange rate gain of approximately $316,000 and $220,000, respectively primarily related to the early recovery of IGV or Value Added Taxes in Peru.  IGV under the early recovery program is denominated in the Peruvian Nuevo Sol currency.  Foreign currency gain was realized due to the strengthening of the Nuevo Sol against the US Dollar.

Note 13 — Income Tax

As of June 30, 2008, the Company had a valuation allowance for the full amount of the deferred tax asset resulting from the income tax benefit generated from net losses, as it believes, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2027.  However, the Company paid a minimum foreign income tax in Peru of $148,179 and $240,580 for the three and six months period ended June 30, 2008, respectively, as a result of its oil revenues.

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

Note 14 — Affiliate and Related Party Transactions

As of June 30, 2008 and December 31, 2007, the Company had no outstanding balances with affiliates or related parties.

Note 15 — Commitments and Contingencies

Charter of Navy Tankers

On October 24, 2007, the Company’s primary marine transportation contractor entered into two short term agreements with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market.  However, on January 30, 2008, one of the tankers, the Supe, sank after catching fire.  At the time of the incident the tanker contained approximately 1,300 barrels of oil.  Environmental impact assessments show that environmental issues were adequately controlled.  No Company employees were injured.  Although both the Harbor Master with jurisdiction over the Company’s marine operations and the local prosecutor have determined that nothing the Company did contributed to the fire and subsequent sinking, the matter remains in litigation in Peru.  As the time charterer of the Supe, the Company’s marine contractor, has limited exposure to civil liability resulting from the operation of the Supe.

Barge Incident

In early August 2006, the Company incurred an operational delay resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru.  As of June 30, 2008, the Company had recorded approximately $612,000 in insurance receivable pending the submission of an insurance claim.  As of August 11, 2008, it has not presented a final claim to the Company’s insurance carrier for the barge repairs.  A mandatory dry-dock originally scheduled for the second quarter 2008, has been postponed to the fourth quarter 2008.  As a result, the Company allowed the Certificate of Inspection from the U.S. Coast Guard to expire which, by doing so, prohibits the BPZ-01 from transporting hazardous cargo within U.S. federal waters. Because the Company does not intend to take the BPZ-01 out of Peruvian waters, it has re-flagged the BPZ-01 and it is no longer subject to U.S. Jurisdiction.

The Company believes that the majority of the costs associated with the grounding incident will be reimbursed through insurance or through a third party.  No assurances can be given, however, that any such recoveries will be sufficient to cover all costs associated with the incident or to the timing of any such recoveries.  The Company intends to file an insurance claim with our underwriters by the end of the fourth quarter 2008 as well as finalize the reimbursement agreement with the third party.

Peru Properties

In connection with its properties in Peru, the Company has obtained five performance bonds totaling $6.9 million to insure certain obligations and commitments, of which one relates to the guarantee of import duties related to the FPSO and transport tanker and four relate to performance obligations under the license contracts for Blocks Z-1, XIX, XXII and XXIII.  As of June 30, 2008, the Company had restricted cash deposits of $4.8 million, which partially collateralizes the performance bonds.

During the six months ended June 30, 2008 the Company was refunded $0.3 million related to performance bond for the second exploration phase under the Block XIX license contract and approximately $1.0 million related to a performance commitment under a drilling services contract.  The Company posted a $0.6 million performance bond that was required in connection with the third phase of exploration under the Block XIX license contract.  The Company also posted a $1.7 million bond to guarantee import duties for the FPSO barge and transport tanker.

Capital Lease of barge and FPSO equipment

In February 2008, the Company entered into a lease-purchase agreement to acquire a deck barge (“BPZ-02”) to assist in the platform refurbishment and drilling activities in the Albacora field as well as to assist in future offshore drilling and development activities.  In the near term, the BPZ-02 will be used to act as a tender assist for the Petrex drilling rig as it is moved to the Albacora field in fourth quarter 2008.  During that time, the BPZ-01 will be placed in dry-dock to repair damages sustained when it ran aground in late 2006.  The acquisition of the BPZ-02 allows the Company better asset maintenance scheduling and will aid in the support of increased offshore exploration and development activities.  The terms of the lease-purchase stipulate a 19% rate of interest (33% effective rate of interest) over a one year term at which point, title to the BPZ-02 will transfer to the Company upon final payment of the lease.  The Company has accounted for the transaction as a capital lease in accordance to SFAS No. 13, “Accounting For Leases (As Amended)” under the criteria the barge will transfer title at the end of the lease period and, as a result, depreciation will be calculated over the economic life of the asset.

The FPSO equipment was financed through a separate capital lease that commenced when the Company began utilizing the production equipment on board the FPSO in June 2008.  The lease terms are variable and bear an interest rate of 18% based on our incremental borrowing rate for similar equipment.  In accordance with the terms of the lease, a bargain purchase option exists at the end of the lease.  As a result, depreciation will be calculated over the economic life of the asset.  The Company recorded the capital lease at $2.6 million which represents the present value of the minimum lease payments at the Company’s incremental borrowing rate over the term of the lease, or the fair market value of the asset.

See Note 5 “Property, Equipment and Construction in Progress” included here in, for further discussion of both leases referred to above.

Financing Activities

The Company is actively negotiating with IFC to increase the total debt package to an estimated $355 million for further development of its assets, of which $120 million of the total financing package was approved by the Credit

Committee of the IFC on November 29, 2006.  Please see Note 14 “Commitments and Contingencies” – Financing Activities in the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2007 for further discussion.  The financing package includes an investment of $19.5 million by IFC in the Company’s common stock which took place on December 18, 2006, with the remaining portion to be financed through debt issuance.  Part of the debt issuance was funded through a “C” Loan, which was comprised of $15.5 million of convertible debt and was closed in early November 2007.  The terms of the “C” Loan agreement stipulate a conversion price of $10.39 per share and include a forced conversion exercisable at the Company’s option if the average closing price of the Company’s common stock exceeds a price of $18.19 per share based on the average closing price over twenty consecutive business days.  The Company exercised its conversion option during the second quarter 2008.  This brought IFC’s total ownership in the Company’s common stock to approximately 10%.  The Company anticipates the remaining debt issuance balance to be funded through the following two facilities:

•                  Up to a $215 million credit agreement to fund the Company’s exploration and development activities.  The company is currently negotiating the term sheet with IFC on the credit facility.  The facility will be subject to a borrowing base calculation that will be a function of semi-annual oil reserve reports.  Of the $215 million, the Company anticipates the IFC will finance $15 million directly and the remaining $200 million will be financed through a syndicate of other lending institutions. The Company expects to close on the $15 million portion by third quarter 2008 and the remaining $200 million syndicated portion by early fourth quarter 2008.

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

As of August 11, 2008, the final loan documents for the $215 million and $120 million loans have not been completed.

Note 16 — Legal Proceedings

See Note 15 “Legal Proceedings” in the Company’s Consolidated Financial Statements included in its Form
10-K for the year ended December 31, 2007, for detailed discussion.

In addition, on October 24, 2007, the Company’s primary marine transportation contractor entered into two short term agreements with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire.  At the time of the incident, the tanker contained approximately 1,300 barrels of oil. No Company employees were injured. Official environmental impact assessments concluded that environmental issues have been adequately controlled. Both the Harbor Master with jurisdiction over BPZ’s marine operations and the local prosecutor have determined that no acts of BPZ contributed to the fire and subsequent sinking. However, the matter remains in litigation in Peru.  The Company has assessed that its third party marine contractor, as the time charterer of the Supe, and the Company, as a contracting party may have limited exposure to civil liability resulting from the operation of the Supe.  However, the Company considers any such action to be remote and that such limited exposure, while unknown at this time, will not have a material effect on its financial statements.

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

We maintain a Peruvian subsidiary through our wholly owned subsidiary BPZ Energy, Inc., a Texas corporation (“BPZ — Texas”).  Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres, in four blocks, in northwest Peru.  The license contracts cover 100% ownership of Block Z-1 (739,205 acres), Block XIX (472,860 acres), Block XXII (948,000 acres) and Block XXIII (248,000 acres).  The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII contracts were both signed in November 2007.  Our license contracts provide for an initial exploration period of seven to thirteen years for Block Z-1and seven to ten years for Blocks XIX, XXII and XXIII.  In addition, the contracts require that we conduct specified activities on the properties during this period.  If the exploration activities are successful, the total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production.

In addition, through our wholly owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, it owns a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”).  The license agreement covering the property extends through May 2016.

We are in the initial stages of developing and producing our oil and natural gas reserves.  To date, our activities in Peru have been primarily limited to analysis and evaluation of technical data on our properties, preparation of the development plans for the properties, including detailed engineering and design of the power plant and gas processing facilities, refurbishment of two of our offshore platforms, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits, bringing production on-line and securing the required capital and financing to conduct the current plan of operation.

Corvina Field

Oil Development

We started producing oil from our recent discoveries at the CX-11 platform, located in the Corvina Field in its offshore Block Z-1, under an extended well testing program which began on November 1, 2007.  The oil is delivered to the refinery in Talara by barge, approximately 100 miles south of the platform.  The remainder is kept in production inventory until such time it is delivered to Talara.

Our primary marine transportation contractor entered into two short term agreements with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire.  At the time of the incident the tanker contained approximately 1,300 barrels of oil, most of which is believed to have been burned in the fire.  Environment impact assessments show that environmental issues have been adequately controlled.  No Company employees were injured.  Consequently, the contract with the commercial branch of the Peruvian Navy was allowed to expire in March 2008.  We have not entered into any new contracts with the Peruvian Navy.  As a result of the incident, our operations were voluntarily suspended at the CX-11 platform.

On March 14, 2008, we were notified by OSINERGMIN, the government regulatory agency in Peru responsible for monitoring industrial safety, that it could resume operations at the CX-11 platform.  As a result, we began testing the CX11-18XD well.  Three drill stem tests were conducted in the Upper Zorritos formation.  The first two drill stem tests targeted the lower sands in zones that had not previously been tested.  The third drill stem test targeted sands that had tested oil in our CX11-21XD well. We began producing from the 18XD in May of 2008.

We also spudded the CX11-20XD well in May 2008.  The CX11-20XD well is positioned up dip from the CX11-21XD well.  The well has been positioned to further develop the top gas sands found in the previously drilled 21XD well, the oils sands currently producing in the 21XD and 18XD wells, as well as the oil sands encountered and briefly tested in the 18XD well during the initial drill-stem test number one.  Furthermore, according to our geologic model of the Corvina field, the 20XD well should also reach deeper untested sands that will allow us to further delineate the field’s oil-in-place potential.

As previously mentioned, the 20XD well will cross gas sands that we expect to test, and thus this well is planned to be dual completed as both an oil and gas producer.  We plan to drill to a total depth of approximately 11,800 feet (measured depth) and anticipates reaching total depth in late August 2008.

On June 9, 2008, we received the clearance needed to transport oil from the CX-11 platform to the nearby Talara refinery by the corresponding Peruvian environmental agency.  In addition, our Floating-Production-Storage-and-Offloading (“FPSO”) vessel was placed in position near the CX-11 platform and is receiving production from the platform.  By utilizing the current production equipment in place, the production levels are anticipated to increase during the third quarter of 2008.

We plan to spud the CX11-15D well shortly after completion of the 20XD.  We expect this well to take approximately 90 days to reach total depth, and to be completed and tested late in 2008.  We then plan to move the drilling rig from the CX-11 platform to the Albacora platform.

Gas-to-Power Project

The Corvina Gas-to-Power project entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, construction of gas processing facilities and an approximately 160 megawatt (“MW”) simple-cycle electric generating plant.  The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 360 MW of power. In order to support our proposed electric generation project, we commissioned an independent power market analysis for the region. The Peruvian electricity market is deregulated and power is transported through an interconnected national grid managed by the Committee for Economic Dispatching of Electricity (known as COES). Based on this study, we believe we will be able to sell economic quantities of electricity from the initial 160 MW power plant. The market study also indicates that there may be future opportunities for us to generate and sell significantly greater volumes of power into the Peruvian and Ecuadorian power markets.  Our plan is to own 100% of the power plant. Accordingly, our revenues from the natural gas delivered to the power plant will be derived from the sale of electricity, which is currently projected for early 2010, though this schedule is subject to many factors outside our control, including obtaining all necessary financing, equipment and no assurance can be given that we can meet this schedule.

We are currently working on securing and finalizing funding for our gas to power initiatives comprised of approximately $120 million of senior debt to be syndicated by IFC, which is expected to close by the end of 2008. This financing will be subject to identification of the lending syndicate members and subsequent negotiation and approval of the necessary loan documentation.

Albacora Field

Once drilling is completed on the wells in the Corvina Field as previously discussed, we then plan to move the drilling rig from the CX-11 platform to the Albacora A-1 platform which is currently being refurbished.  We plan to drill a twin well to Albacora’s discovery well, the 8-X-2, as an exploratory well aimed at testing the prospective Lower Zorritos formation sands.  The 8-X-2 discovery well drilled 35 years ago, tested oil at quantities we believe to be commercially producible.

Memorandum of Understanding With Shell Exploration Company (West) B.V.

On June 26, 2008, we entered into a Memorandum of Understanding (“MOU”) with Shell Exploration Company (West) B.V. (“Shell”). This non-binding MOU allows both parties to move forward with negotiations on a possible assignment agreement with the ultimate goal of jointly developing Blocks Z-1, XIX and XXIII in Northwest Peru into large-scale oil and gas ventures, including regional power generation, gas supply for local and regional industry, and liquefied natural gas (“LNG”). The intent of forming a joint venture is to complement BPZ’s assets, local knowledge and experience, stakeholder relationships, and vision with Shell’s technology, equipment, manpower and leadership, especially in gas marketing.

This relationship is intended to accelerate the exploration of these three blocks.  In addition, we both will work towards an agreement that includes, but is not limited to, the following fundamental points:

•                  An unincorporated joint venture in Blocks Z-1, XIX and XXIII.

•                  BPZ will be the operator of record in the three blocks mentioned above.

•                  BPZ will initially retain 100% of the oil and gas assets in the Corvina, Delfin and Mero fields as well as 100% of the oil assets in the Albacora field, (the “Carved-out areas”) to enable BPZ to appraise the Carved-out areas. Shell will have the option to buy a 50% interest in any one of these four Carved-out areas, beginning in July 2012 and ending in January 2015, at prevailing market prices. Additionally, Shell will join with BPZ to refurbish the platform and drill the first well in Albacora.  BPZ will retain 100% of the potential oil assets and 50% of the potential gas assets discovered in Albacora until such time Shell elects to exercise its option to buy the remaining 50% interest in the potential gas assets.

•                  BPZ will remain as 100% ownership of its planned gas-to-power project, subject to Shell’s option to buy a 50% interest in the project at a later date.

•                  Shell will commit to a three phase exploration and appraisal program for up to approximately $300 million. Shell has the option to exit at the end of each phase. If Shell exercises its option to exit at the end of any phase, the respective participation would revert back to BPZ at no cost. The work program is focused on appraising the Mancora gas formation found in Blocks Z-1, XXIII and XIX and the deepwater prospects in Block Z-1, as well as other prospects.  As a result, this will enable BPZ to fulfill its commitments mandated by the license contracts covering Blocks Z-1, XIX and XXIII. This program would primarily consist of 2-D and 3-D seismic surveys in Blocks XXIII and Z-1, respectively, and the drilling of approximately 12 new wells. Shell and BPZ will share costs equally after the initial $300 million program.

•                  Any future oil and/or prospective gas production, excluding that acquired from the Carved-out areas, will be shared by both parties.

•                  In case sufficient gas is discovered to warrant a LNG project, BPZ and Shell will form a joint venture to develop the project, with Shell serving as the operator.

Furthermore, both parties have agreed that under no circumstance will an agreement be finalized for the acquisition of the Company’s rights in the three blocks until all necessary board of director, management and government approvals have been obtained and fully defined agreements have been executed by both parties, or their respective affiliated companies. Negotiations on the agreement with Shell are underway and are expected to conclude towards the end of the year.  However, no assurances can be made that such an agreement will be finalized and consummated.

Results of Operations

Revenue

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$7,035,454	$—	$11,402,716	$—

We began producing oil on a limited basis in November 2007 from the CX11-21XD and 14D wells in the Corina Field under an extended well testing program.  During the second quarter 2008, we added production from the 18XD well under an extended well testing program as well.  The oil is delivered to the refinery in Talara by barge approximately 100 miles south of the platform.  The remainder is kept in production inventory until we begin production, increasing the inventory quantities to a sufficient level that the refinery in Talara will accept delivery.  Our current sales contract with Petroperu is based on Northwest Oil Basket pricing which is comprised of Oman, Fortes and Suez Blend pricing.  The unadjusted sales price is based on the past five day average before the crude oil delivery date.  The price is then discounted for the quality of the oil delivered.  The determination of quality is based on the gravity of the oil expressed in degrees, as determined under standards established by the American Petroleum Institute (“API”).  The price is discounted at a rate of 0.53% of the basket price per one degree API lower than the benchmark of 33 degrees API as stipulated in the contract.  In addition a fixed premium of $0.75 per barrel is added to the price as a result of the high diesel content of the crude oil.

Royalties are calculated by Perupetro as stipulated in the Block Z-1 license agreement based on the same Northwest Oil Basket.  However, their calculation is based on the first or second two weeks of each month, as opposed to being based on the past five day average before the crude oil delivery date.

During the three and six month period ended June 30, 2008, we produced approximately 81,766 barrels and 126,942 barrels, respectively.  We sold approximately 59,186 barrels and 116,372 barrels during the three and six months ended June 30, 2008 at an average price, net of royalties, of approximately $118.87 per barrel and $97.99, respectively.  In January 2008, we incurred production and transportation delays due to the incident involving one of the Peruvian Navy tankers being used to transport oil to market.  See Note 1, “Basis of Presentation and Significant Accounting Policies – Corvina”  for a more detail discussion of the incident.  Approximately 1,300 barrels of oil were lost in the fire aboard the tanker.  The cost of the crude oil lost was approximately $62,000 and was expensed through lease operating expense and depreciation, depletion and amortization.

On June 9, 2008, the Company received the clearance needed to transport oil from the CX-11 platform to the nearby Talara refinery by the corresponding Peruvian environmental agency.  In addition, its Floating-Production-Storage-and-Offloading (“FPSO”) vessel, the first in service in the Peruvian market, was placed in position near the CX-11 platform and is receiving production from the platform.  By utilizing the current production equipment in place, the production levels are anticipated to increase during the third quarter of 2008.

We had no oil sales during the three and six months ended June 30, 2007.

Operating Expenses

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
General and administrative	$9,922,652	$3,766,736	$18,237,568	$6,862,531
Lease operating expense	1,140,331	—	3,359,622	—
Geological, geophysical and engineering	115,914	1,868,663	296,611	1,970,251
Depreciation, depletion and amortization	1,081,970	52,289	2,273,368	106,786
Total operating expenses	$12,260,867	$5,687,688	$24,167,169	$8,939,568

Our operating expenses consist principally of general and administrative costs including stock based compensation as well as geological, geophysical and engineering costs and lease operating costs.

General and administrative costs have increased from $3,766,736 and $6,862,531 during the three and six month period ended June 30, 2007 to $9,922,652 and $18,237,568, during the three and six month period ended June 30, 2008.  Included in general and administrative expenses is stock-based compensation expense.  Stock-based compensation expense for the three and six months ended June 30, 2008 was approximately $3,897,534 and $8,459,764 compared to $941,963 and $1,901,522 during the same period ended June 30, 2007.  Stock based compensation expense is primarily related to our restricted stock grants, and accrued stock-based compensation under our 2007 Long-Term Incentive Plan and 2007 Directors Compensation Incentive Plan.  We use equity incentives to attract and retain key personnel.  In addition, the remaining increase in general and administrative is a result of the addition of necessary personnel to support our increased activity levels.

We incurred lease operating expense during the three and six months ended June 30, 2008 of $1,140,331 and $3,359,622, respectively due to the commencement of oil production.  This amount includes approximately $38,000 related to the cost of the approximately 1,300 barrels of oil that was lost as a result of the tanker incident.

Geological, geophysical and engineering cost for the three months ended June 30, 2008 as compared to the same period ended June 30, 2007 decreased from $1,868,663 to $115,914, respectively, and from $1,970,251 to $296,611 and for the six month period ended June 30, 2007 and June 30, 2008, respectively.  The decrease is primarily due to performing 200 kilometers of 2-D seismic in Block XIX during the second quarter ended June 30, 2007 in accordance with the Block XIX License Contract.

Depreciation, depletion and amortization increased significantly from $52,289 and $106,786 during the three and six months ended June 30, 2007 to $1,081,970 and $2,273,368 during the three and six months ended June 30, 2008, primarily due to depletion expense generated by oil production in the Corvina Field.  This amount includes approximately $24,000 related to the cost of the approximately 1,300 barrels of oil that was lost as a result of the tanker incident.

We received net cash distributions from our investment in Ecuador property of approximately $300,000 and $600,000 during the three and six months ended June 30, 2008, compared to net cash distributions of approximately $160,000 during the three and six months ended June 30, 2007.  Since our investment consists of an interest in a producing oil and gas property, we are amortizing the investment on a straight-line basis over the remaining term of the license agreement covering the property.  Accordingly, we recorded $46,896 and $93,792 of amortization expense during the three and six months ended June 30, 2008, respectively, and the same amounts during the three and six months ended June 30, 2007.

We capitalized interest expense of $1,086,700 and $2,009,255 during the three and six months ended June 30, 2008, primarily related to our capital lease obligations and the IFC convertible debt.  We incurred interest expense of approximately $1,165 during the six months ended June 30, 2007. We did not incur net interest expense during the three months ended June 30, 2007.

We received interest income of approximately $147,014 and $196,494 during the three and six months ended June 30, 2008, as compared to $257,453 and $497,747 during the three and six months ended June 30, 2007, respectively, as a result of the increased cash balance from the private placements of 2.2 million shares of our common stock during the second quarter ended June 30, 2008.

Other income and expense increased from $38,128 and $44,789 during the three and six months ended June 30, 2007 to $317,330 and $223,993 for the three and six months period ended June 30, 2008.  The increase for the six months ended June 30, 2008, is mostly due to realized foreign exchange gains primarily related to the collection of the IGV (Peruvian Value Added Tax) under the IGV early recovery program.  IGV under the early recovery program is denominated in the Peruvian Nuevo Sol currency.  Due to the strengthening of the Nuevo Sol against the US Dollar during the three and six months ended June 30, 2008, we realized an exchange rate gain of approximately $316,000 and $220,000, respectively.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk, “Foreign Currency Exchange Rate Risk” for a more detailed discussion.

We realized foreign tax expense of $148,179 and $240,580 during the three and six months ended June 30, 2008 compared to tax expense of $43,928 and $50,302 for the same periods ended June 30, 2007.  Tax expense during the three and six months ended June 30, 2008 is primarily related to the minimum Peruvian federal income taxes payable under the Block Z-1 license contract as a result of oil sales under an extended well test program.  The tax expense in 2007 is related to the revenues from our 10% non-operated working interest in the Santa Elena Property in southwestern Ecuador and its affect on our US non-consolidated returns.  We were unable to offset the operating losses generated from our Peruvian branch with the revenues from our Ecuador branch.

We realized a net loss of $4,656,143 or $(0.06) per share and $12,078,337 or $(0.16) per share during the three and six months ended June 30, 2008, respectively, compared to a net loss of $5,482,931 or $(0.08) per share and $8,688,323 or $(0.13) per share for the same periods in 2007.  The decrease in net loss was due to oil revenues in 2008 as well as an increase weighted average share count at June 30, 2008 compared with June 30, 2007. This was partially offset by higher expenses associated with increased operational activity levels.

2008 Project Capital Budget

($ in millions)
Corvina oil & gas development program	$52.0
Albacora oil & gas development program	29.0
Other prospects	14.0
Contingencies	5.0
Total exploration and production (1)	100.0
Power plant and related equipment	69.0
Pipelines and processing facilities	41.0
Contingencies	5.0
Total Gas-to-Power (2)	115.0
Total estimated capital budget	$215.0

(1)  Financing provided by Corvina oil sales and anticipated IFC credit facility.

(2)  Anticipated financing provided by International Finance Committee — capital budget covers entire construction period which will extend into 2009.

Liquidity, Capital Resources and Capital Expenditures

Production

We began producing oil on a limited basis in November 2007 from the CX11-21XD and 14D wells in the Corina Field under an extended well testing program.  During second quarter 2008, we added production from the 18XD well.  The oil is delivered to the refinery by barge approximately 100 miles south of the platform.  The remainder is kept in production inventory until we begin production, increasing the inventory quantities to a sufficient level that the refinery in Talara will accept delivery.  Our current sales contract with Petroperu is based on Northwest Oil Basket pricing which is comprised of Oman, Fortes and Suez Blend pricing.  The unadjusted sales price is based on the past five day average before the crude oil delivery date.  The price is then discounted for the quality of the oil delivered.  The determination of quality is based on the gravity of the oil expressed in degrees, as determined under standards established by the American Petroleum Institute (“API”).

The price is discounted at a rate of 0.53% of the basket price per one degree API lower than the benchmark of 33 degrees API as stipulated in the contract.  In addition a fixed premium of $0.75 per barrel is added to the price as a result of the high diesel content of the crude oil.

Royalties are calculated by Perupetro as stipulated in the Block Z-1 license agreement based on the same Northwest Oil Basket.  However, their calculation is based on the first or second two weeks of each month, as opposed to being based on the past five day average before the crude oil delivery date.

During the three and six month period ended June 30, 2008, we produced approximately 81,766 barrels and 126,942 barrels, respectively.  We sold approximately 59,186 barrels and 116,372 barrels during the three and six months ended June 30, 2008 at an average price, net of royalties, of approximately $118.87 per barrel and $97.99, respectively.  In January 2008, we incurred production and transportation delays due to the incident involving on of the Peruvian Navy tankers being used to transport oil to market.  See Note 1, “Basis of Presentation and Significant Accounting Policies – Corvina” above for a more detail discussion of the incident. Approximately 1,300 barrels of oil were lost in the fire aboard the tanker.  The cost of the crude oil lost was approximately $62,000 and was expensed through lease operating expense and depreciation, depletion and amortization.

On June 9, 2008, the Company received the clearance needed to transport oil from the CX-11 platform to the nearby Talara refinery by the corresponding Peruvian environmental agency.  In addition, its Floating-Production-Storage-and-Offloading (“FPSO”) vessel, the first in service in the Peruvian market, was placed in position near the CX-11 platform and is receiving production from the platform.  By utilizing the current production equipment in place, the production levels are anticipated to increase during the third quarter of 2008.

We had no oil sales during the three and six months ended June 30, 2007.

We are currently using two tank barges under a capital lease agreement as a floating production and storage facility (“FPSO”) and a transport barge.  The two barges under a capital lease, the Namoku and the Nu’uanu, each have a capacity of approximately 40,000 barrels.  The Namoku is being used as a FPSO, moored adjacent to the CX-11 platform, while the Nu’uanu is being used to transport oil between the Corvina field off shore in northwest Peru in the Z-1 block and the refinery in Talara approximately 100 miles south of our operations.

In June 2008, we began producing using the production equipment on-board the FPSO.  The FPSO equipment on-board the Namoku, was financed through a separate capital lease that commenced when the Company began utilizing the production equipment on board the FPSO in June 2008.  The lease terms are variable and bear an interest rate of 18% based on our incremental borrowing rate for similar equipment.  In accordance with the terms of the lease, a bargain purchase option exists at the end of the lease.  As a result, depreciation will be calculated over the economic life of the asset.  The Company recorded the capital lease at $2.6 million which represents the present value of the minimum lease payment at the Company’s incremental borrowing rate over the term of the lease, or the fair market value of the asset.

Capital Raises and Debt Activity

Apart from our limited revenue from oil sales, our primary source of cash flow has been cash proceeds from private and public placements of our common stock.  As of August 1, 2008, our cash balance was approximately $7.5 million.

On March 25, 2008, we closed on a public offering of 2.0 million shares of common stock .  The offering was priced to the public at $20.00 per share and underwritten by Canaccord Adams, Inc. (“Canaccord”) on a firm commitment basis.  We received proceeds after underwriting fees and discounts of approximately $37.5 million.  In addition, we granted Canaccord a 30-day option to purchase up to 200,000 additional shares to cover any over-allotments.  On April 18, 2008, the over-allotment option was executed and Canaccord bought an additional 200,000 shares resulting in proceeds to us after underwriting fees and discounts of approximately $3.6 million.  A financial advisory fee of $150,000 was paid to Morgan Keegan for investment services and consulting related to the offering.

We intend to use the proceeds from the offering for general corporate purposes, including: the reduction of outstanding indebtedness, or other corporate obligations, capital expenditures and general working capital requirements, including testing and drilling operations and commencement of development of our Albacora Field property.

As of June 30, 2008 we had long-term debt and capital lease obligations outstanding of $27,565.  On November 19, 2007, we entered into a convertible debt agreement between IFC for approximately $15.5 million.  The terms of the loan agreement stipulated a conversion price of $10.39 per share and included a forced conversion exercisable at our option if the closing price of the our common stock exceeded a price of $18.19 per share, based on the average closing price over twenty consecutive business days.  In May 2008 we converted this long-term debt into 1,491,819 shares of our common stock and settled approximately $15.5 million in long-term debt.

We are actively negotiating with IFC to increase the debt package to an estimated $335 million for further development of its assets, of which $120 million of the total financing package was approved by the Credit Committee of the IFC on November 29, 2006.  Please see Note 14 “Commitments and Contingencies” – Financing Package in the Company’s form 10-K for the period ended December 31, 2007 for further discussion.  The financing package includes an investment of $19.5 million by IFC in the Company’s common stock which took place on December 18, 2006, with the remaining portion to be financed through debt issuance.  Part of the debt issuance was funded through a “C” Loan, as described above.  We anticipate the remaining debt issuance balance to be funded through the following two debt facilities:

•                  Up to a $215 million credit agreement to fund our exploration and development activities.  We are currently negotiating the term sheet with IFC on the credit facility.  The facility will be subject to a borrowing base calculation that will be a function of semi-annual oil reserve reports. Of the $215 million, the Company anticipates the IFC will finance $15 million directly and the remaining $200 million will be financed through a syndicate of other lending institutions.  The Company expects to close on the $15 million portion by third quarter 2008 and the remaining $200 million syndicated portion by early fourth quarter 2008.

•                  We are negotiating an additional $120 million debt facility to fund the development of its gas-to-power project.  The final number will be a function the type of generation equipment ultimately selected.  We are currently negotiating the engineering, procurement and construction contracts that will be conditions precedent to this credit facility.  We anticipate closing this loan by the end of 2008.

As of August 11, 2008, the final loan documents for the $215 million and $120 million loans have not been completed.

During the six months ended June 30, 2008, we entered into two loan agreements with Peruvian banks to borrow approximately $2.8 million.  During the second quarter ended June 30, 2008, we paid down the debt by approximately $2.3 million.  As of June 30, 2008, our outstanding balance related to these loans was $.5 million.  The amounts are included in current maturities of long-term debt and capital lease obligations as they are collateralized by IGV receivables and mature upon receipt of the IGV payment.  The loans are fixed and bear interest rates of approximately 8% each.

Equipment Activity

During the six months ended June 30, 2008, we incurred capital expenditures of approximately $48.8 million primarily related to drilling, completion and testing activity on the three Corvina wells as well as approximately $7.0 million related to the lease-purchase of a deck barge (“BPZ-02”).  In February 2008, we entered into a lease-purchase agreement to acquire the BPZ-02.  The BPZ-02 is a deck barge approximately 330 feet in length.  It will assist in the platform refurbishment and drilling activities in the Albacora field as well as to assist in future offshore drilling and development activities.  In the near term, the BPZ-02 will be used to act as a tender assist for the Petrex drilling rig as it is moved to the Albacora field in fourth quarter 2008.  During that time, as mentioned in Note 15 “Commitment and Contingencies”, the BPZ-01 will be placed in dry-dock to repair damages sustained when it ran aground in late 2006.  The acquisition of the BPZ-02 allows us better asset maintenance scheduling and will aid in the support of increased offshore exploration and development activities.  The terms of the lease-purchase stipulate a 19% rate of interest (33% effective rate of interest) over a one year term at which point, title to the BPZ-02 will transfer to us upon final payment of the lease.  We are accounting for the transaction as a Capital Lease in accordance to SFAS 13, “Accounting For Leases (As Amended)” under the criteria the barge will transfer title at the end of the lease period and, as a result, depreciation will be calculated over the economic life of the asset.

In addition, we entered into a capital lease agreement for the production equipment on board the FPSO.  The FPSO, the Namoku, as well as the storage barge, the Nu’uanu are under a separate capital lease agreement.  The capital lease for the production equipment commenced in June 2008, the date the equipment was put into service.  The lease terms are variable and bear an interest rate of 18% based on our incremental borrowing rate for similar equipment.  In accordance with the terms of the lease, a bargain purchase option exists at the end of the lease.  As a result, depreciation will be calculated over the economic life of the asset.  We recorded the capital lease at $2.6 million which represents the present value of the minimum lease payments at our incremental borrowing rate over the term of the lease, or the fair market value of the asset.

We continue to work on the development of a Company owned gas-fired power generation facility.  We incurred approximately $1.3 million related to the drafting of certain design specifications for the power plant.

We also incurred costs for office equipment and leasehold improvements for its offices in Houston, Peru and Ecuador of approximately $0.1 million and for the purchase of machinery and equipment used in operations in Peru of approximately $0.6 million.

Performance Bonds

In connection with its properties in Peru, we have obtained five performance bonds totaling $6.9 million to insure certain obligations and commitments, of which one relates to the guarantee of import duties related to the FPSO and transport tanker and four relate to performance obligations under the license contracts for Blocks Z-1, XIX, XXII and XXIII.  As of June 30, 2008, we had restricted cash deposits of $4.8 million, which partially collateralizes the performance bonds.

During the six months ended June 30, 2008 we were refunded $0.3 million related to the second exploration phase under the Block XIX license contract and approximately $1.0 million related to a performance commitment under a drilling services contract.  We were required to post a $0.6 million performance bond in connection with the third phase of exploration under the Block XIX license contract.  We also posted a $1.7 million bond to guarantee import duties for the FPSO barge and transport tanker.

All of the performance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contract.

Exploration Activity

In connection with the Block XIX license contract, during the second quarter 2007 we began shooting 200 kilometers of 2-D seismic. The work was completed during the third quarter 2007.  The cost to acquire this seismic data was approximately $3.6 million.  Based on the results of the 2-D seismic surveys and in order to comply with the requirements under the next phase of the related license contract, we plan to drill a well in Block XIX in early 2009 at an estimated cost of $8.0 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

	Payments Due by Period at June 30, 2008
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations:
Operating lease obligation(1)	$457,240	$226,598	$230,642	$—	$—
Debt obligation(2)	14,881,372	14,852,495	28,877	—	—
Total	$15,338,612	$15,079,093	$259,519	$—	$—

(1)	Operating leases for our executive office in Houston, Texas, our branch office in Quito, Ecuador, and our branch office and corporate apartments in Lima, Peru.

(2)

Includes capital lease for two production and storage barges which began in August 2007 and is set to expire in November 2009. Lease payments are variable based on the working status of the barges, with a purchase option of $5,000,000 after the first year of the lease and $4,000,000 after the maturity date of the lease. Also, includes lease-purchase of the BPZ-02 which stipulates a 19% rate of interest (33% effective rate of interest) over a one year term at a fixed rate of payment of $694,167. At the end of the term, title to the BPZ-02 will transfer to us upon final payment of the lease. In addition, includes the $2.6 million capital lease of the production equipment onboard the Floating Production Storage and Offload Facility, the Namoku. The lease terms are variable and bear an interest rate of 18% based on our incremental borrowing rate for similar equipment.  In accordance with the terms of the lease, a bargain purchase option exists at the end of the lease.  Lastly, includes the capital lease for office furniture in our executive office in Houston, Texas expiring in 2010 as well as short-term loans of approximately $.5 million collateralized by IGV receivables.  Interest rates on the IGV collateralized short-term loans are at fixed rates of approximately 8% each.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, availability of capital resources, timing of syndication of and disbursements under the anticipated IFC debt facility, resumption of transportation of our oil production, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to us is included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Interest Rate Risk.

As of June 30, 2008, we had long-term debt and capital lease obligations of approximately $27,565 and current maturities of long-term debt and capital lease obligations of approximately $13.5 million, consisting of three capital lease obligations for three barges and production equipment, two loans for office furniture and equipment and one loan with Peruvian banks collateralized by IGV receivables.  The first capital lease obligation for the floating storage and production facility has an imputed interest rate of 18.0% over a lease term of 27 months and includes a purchase option which we anticipate, for accounting purposes we will exercise on the 15th month of the lease term.  The second capital lease contains a lease-purchase option and stipulates a 19% rate of interest (33% effective rate of interest) over a one year term, at which point title to the BPZ-02 will transfer to us upon final payment of the lease.  The production equipment on the FPSO contains a purchase option at the end of twelve months and stipulates an interest rate of 18.0%.  The other two loans have a term of 60 months and bear interest at fixed rates of 5.94% and 9.44%, with principal and interest payments due on a monthly basis.  Lastly, the IGV collateralized short-term loan mature upon our receipt of the IGV payment from Peru and bear fixed interest rates of approximately 8% each.  We do not expect a significant change in the market interest rate to impact the interest on our term debt.  However, significant changes in market interest rates may significantly affect the level of financing that the IFC will structure with respect to our project in Peru.

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

With respect to our planned electricity generation business, the price we can obtain for the sale of power may not rise at the same rate, or may not rise at all, to match a rise in the Company’s cost to produce and transport gas reserves to our initial 160MW power plant in Caleta Cruz.  Prices for both electricity and natural gas have been very volatile in the past year and have increased significantly over the past two years.  The profitability of this business depends in large part on the difference between the price of power and the price of fuel used to generate power, or “spark spread.”

Foreign Currency Exchange Rate Risk.

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, still uses its local currency, Nuevo Soles, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation of that country.  Transaction differences have been nominal to-date but are expected to increase as our activities in Peru continue to escalate.  During the three and six months ended June 30, 2008, we realized an exchange rate gain of approximately $316,000 and $220,000, respectively primarily related to the early recovery of IGV or Value Added Taxes in Peru.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2008, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 15, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements included in Part I, Item I, of the December 31, 2007 Form 10K which is incorporated herein by reference.

In addition, on October 24, 2007, our primary marine transportation contractor entered into two short term agreements with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire.  At the time of the incident, the tanker contained approximately 1,300 barrels of oil. No Company employees were injured. Official environmental impact assessments concluded that environmental issues have been adequately controlled. Both the Harbor Master with jurisdiction over our marine operations and the local prosecutor have determined that no acts of BPZ contributed to the fire and subsequent sinking. However, the matter remains in litigation in Peru.  We have assessed that we, as a contracting party and our third party marine contractor, as the time charterer of the Supe, may have limited exposure to civil liability resulting from the operation of the Supe.  However, we consider any such action to be remote and that such limited exposure, while unknown at this time, will not have a material effect on our financial statements.

Item 1A. Risk Factors

Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, includes a detailed discussion of our risk factors.  Except as set forth below, there are no material changes in our risk factors as previously described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Construction and operation of power generation and gas processing facilities and pipelines involve significant risks and delays that cannot always be covered by insurance or contractual protections. The construction of power generation and gas processing facilities and pipelines involve many risks, including:

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

•              inability to negotiate acceptable construction, supply or other contracts,

•              inability to obtain required governmental permits and approvals,

•              weather interferences,

•              unforeseen engineering, environmental and geological problems,

•              unanticipated cost overruns,

•              possible delays in the acquisition of the necessary gas turbines,

•              possible delays in connection with power plant construction,

•              possible delays or difficulties in completing financing arrangements for the gas-to-power project, and

•              possible difficulties or delays with respect to any necessary Peruvian regulatory compliance.

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

Our success depends in part on the existence and growth of markets for natural gas and electricity in Peru and Ecuador. Peru has a relatively well-developed and stable market for electricity, while the power market in Ecuador is not as well-developed or stable. Both countries rely on hydro-electric generating capacity for a significant portion of their power demand. Hydro plants are much less expensive to operate than plants that utilize natural gas, but they are subject to variable output based on rainfall and reservoir levels. The majority of the non-hydro, or thermal, power capacity in both countries consists of generating plants that utilize diesel or fuel oil, which are significantly more costly than natural gas at this time. Both countries have natural gas reserves and production, but neither has a well-developed natural gas infrastructure. Our immediate business plan relies on the continued stability of the power market in Peru (and Ecuador for the purpose of gas sales to third-party power producers in Ecuador), and our longer-term plans depend on the further development of the electricity market in Ecuador. We currently do not expect to complete our power plant until 2010.  Our assessment of the future power market and demand in Peru and Ecuador could be inaccurate.  We are subject to the risks that:

•              Relatively more favorable business conditions for hydro plants, a material reduction in power demand or other competitive issues may adversely affect the demand and prices for the electricity that we expect to produce by the time our power plant is completed.

•              Our lifting costs could exceed the minimum wholesale power prices available, making the sale of our gas uneconomical.

•              Potential disruptions or changes to regulations of the natural gas or power markets in these countries could occur by the time our power plant is completed, or we may not receive the necessary environmental or other permits and governmental approvals to operate our power plant.

•              Although we plan to enter into long-term contracts to sell a significant part of our future power production, there can be no assurance that we will be successful in obtaining such contracts or that they will be on favorable terms.

•              We will also be subject to the general commercial issues related to being in the power business, including the credit-worthiness of, and collections from future customers and the ability to profitably operate our future power plants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The 2008 annual meeting of shareholders was held on June 20, 2008. At this meeting, the following two Class I directors were re-elected by the following vote:

Director	Votes For	Votes Withheld
Gordon Gray	51,289,137	1,160,450
E. Barger miller, III	51,423,721	1,025,866

Class I Directors will serve until the 2011 annual meeting of shareholders or their successors are elected and qualified.

Proposal	Votes For	Votes Against	Abstentions	Broker Non-votes
Ratification of Johnson Miller & Co.,CPA’s PC as the Company’s independent public accountants	52,438,565	7,628	3,394	—

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008

BPZ RESOURCES, INC.

/s/ Manuel Pablo Zúñiga-Pflücker
Manuel Pablo Zúñiga-Pflücker
President and Chief Executive Officer