Form 10-K/A
period 2007-12-31
BPZ RESOURCES, INC.
filed 2008-08-29
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 20, 2008, are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

BPZ Resources, Inc. (“BPZ” or “the Company”) is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 that was originally filed on March 14, 2008 (the “Original 10-K”) in response to comments received from the Securities and Exchange Commission’s Division of Corporation Finance. This amendment includes the following:

•      additional disclosures of risk factors associated with the future marketability of our gas and future gas to power project;

•      presentation of  stock -based compensation expense as part of general and administrative expenses in all applicable sections;

•      renaming of the caption in the Stockholders’ Equity Statement from “Adjustment for negative APIC” to “Adoption of SFAS 123(R)” and presenting the incentive earn-out shares as a separate line item in our Consolidated Statement of Stockholders’ Equity (Deficit);

•      furthering the Company’s disclosures explaining the nature of the stock forfeiture related to the resignation of a former employee in 2006;

•      modifications to the presentation of our Supplemental Oil and Gas Disclosures; and

•      additional disclosures with respect to our disclosure controls and procedures.

Other than as specified above, this amendment does not modify or affect the financial statements or the notes thereto in the Original 10-K. This amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below. Unless the statements indicate otherwise, as used in this amendment, the terms “Company,” “we,” “us” and “our” refer collectively to BPZ and its subsidiaries.

PART I

BPZ Resources, Inc. cautions that this document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-K/A which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words “may,” “will,” “should,” “could,” would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions are also intended to identify forward-looking statements. These statements are based on certain assumptions and analyses made by the management of BPZ in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. The Company  cautions the reader that these forward-looking statements are subject to risks and uncertainties, many of which are beyond its control, that could cause actual events or results to differ materially from those expressed or implied by the statements. See Item 1A. — “Risk Factors” included on this Form 10-K.

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

You should not assume that the net present value of our proved reserves prepared in accordance with SEC guidelines referred to in this report is the current market value of our estimated oil reserves.  We base the net present value of future net cash flows from our proved reserves on the date of estimate.  Actual future prices, costs, taxes and the volume of produced reserves may differ materially from those used in the net present value estimate.

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

•                  inability to negotiate acceptable construction, supply or other contracts,

•                  inability to obtain required governmental permits and approvals,

•                  weather interferences,

•                  unforeseen engineering, environmental and geological problems,

•                  unanticipated cost overruns,

•                  possible delays in the acquisition of necessary gas turbines,

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

Our success depends in part on the existence and growth of markets for natural gas and electricity in Peru and Ecuador. Peru has a relatively well-developed and stable market for electricity, while the power market in Ecuador is not as well-developed or stable. Both countries rely on hydro-electric generating capacity for a significant portion of their power demand. Hydro plants are much less expensive to operate than plants that utilize natural gas, but they are subject to variable output based on rainfall and reservoir levels. The majority of the non-hydro, or thermal, power capacity in both countries consists of generating plants that utilize diesel or fuel oil, which are significantly more costly than natural gas at this time. Both countries have natural gas reserves and production, but neither has a well-developed natural gas infrastructure. Our immediate business plan relies on the continued stability of the power market in Peru (and Ecuador for the purpose of gas sales to third-party power producers in Ecuador), and our longer-term plans depend on the further development of the electricity market in Ecuador. We currently do not expect to complete our power plant until 2010. Our assessment of the future power market and demand in Peru and Ecuador could be inaccurate. We are subject to the risks that:

•                  Relatively more favorable business conditions for hydro plants, a material reduction in power demand or other competitive issues may adversely affect the demand and prices for the electricity that we expect to produce by the time the power plant is completed.

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

Proved Reserves

Our estimated proved oil reserve quantities were prepared by Netherland, Sewell & Associates, Inc., (“NSAI”) independent petroleum engineers.  NSAI was chosen based on their knowledge and experience of the region in which we operate.  Numerous uncertainties arise in estimating quantities of proved reserves and projecting future rates of production and the timing of development expenditures.  These uncertainties are greater for properties which are undeveloped or have a limited production history, such as in Northern Peru.  Our actual reserves, future rates of production and timing of development expenditures may vary substantially from these estimates.  All of our proved reserves are in the Corvina Field.  Our net quantities of proved developed and undeveloped reserves of crude oil and standardized measure of future net cash flows are reflected in the table below.  See further information about the basis of presentation of theses amount in Note 18 “Supplemental Oil and Gas Disclosures (Unaudited)” to our Consolidated Financial Statements provided herein.

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

Acreage

The following table shows the number of developed and undeveloped acres as of December 31, 2007:

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

Holders

As of February 29, 2008, we had approximately 293 shareholders of record, and an estimated 13,000 beneficial owners of our common stock.

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

	For the year ended December 31,
	2007	2006	2005	2004	2003
Operating Results:
Revenue (net)	$2,350,388	$—	$—	$—	$—

Operating and administrative expenses:
Lease operating expense	754,833	—	—	—	—
General and administrative	18,548,465	11,531,864	5,805,226	8,915,192	537,125
Geological, geophysical and engineering	4,045,381	2,048,742	998,131	360,965	—
Depreciation, depletion and amortization	792,531	213,815	29,638	157	—

Total operating expenses	24,141,210	13,794,421	6,832,995	9,276,314	537,125

Operating loss	(21,790,822)	(13,794,421)	(6,832,995)	(9,276,314)	(537,125)

Other income (expense):
Income from investment in Ecuador property, net of amortization	264,031	1,403,298	468,726	147,861	—
Interest expense	—	(15,815)	(11,149)	(66,959)	—
Amortization of deferred financing costs	—	—	(67,561)	(360,439)	—
Registration delay expense	—	(3,552,513)	(515,967)	—	—
Interest income	854,905	787,455	509,808	—	—
Merger costs	—	—	—	(5,470,455)	—
Miscellaneous income	200,904	(315,463)	42,149	13,129	1,445

Total other income (expense)	1,319,840	(1,693,038)	426,006	(5,736,863)	1,445
Loss before income taxes	(20,470,982)	(15,487,459)	(6,406,989)	(15,013,177)	(535,680)
Income taxes	39,001	—	—	—	—
Net loss	$(20,509,983)	$(15,487,459)	$(6,406,989)	$(15,013,177)	$(535,680)
Basic and diluted net loss per share	$(0.30)	$(0.29)	$(0.16)	$(0.62)	$(0.04)
Weighted average common shares outstanding	69,156,404	53,751,761	40,899,291	24,169,823	13,103,454
Oil sales price per barrel, net	$81.78	$—	$—	$—	$—
Operating cost per barrel produced	$26.26	$—	$—	$—	$—

Balance Sheet Data:
Working Capital	$1,549,390	$22,057,206	$29,036,304	$3,611,410	$(376,312)
Property, equipment and construction in progress, net	100,366,091	38,726,910	4,365,040	5,505	—
Total assets	129,619,204	74,036,726	38,090,980	5,161,095	252,336
Total long-term debt	15,537,293	55,815	70,908	—	755,000
Stockholders’ equity	90,740,112	63,635,905	36,731,577	4,586,155	(891,312)

Cash Flow Data:
Cash flow used in operating activites	(15,170,838)	(6,681,722)	(4,461,328)	(1,473,800)	(528,806)
Cash flow used in investing activities	(58,463,949)	(34,269,582)	(5,745,130)	(1,305,662)	(240,000)
Cash flow provided by financing activities	55,824,742	36,820,407	35,647,397	6,785,497	755,000

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

Corvina Field

Oil Development

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

Gas-to-Power Project

The Corvina Gas-to-Power project, with an estimated capital budget of $115 million, entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, construction of gas processing facilities and an approximately 160 megawatt (“MW”) simple-cycle electric generating plant.  The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 360 MW of power. In order to support our proposed electric generation project, we commissioned an independent power market analysis for the region. The Peruvian electricity market is deregulated and power is transported through an interconnected national grid managed by the Committee for Economic Dispatching of Electricity (known as COES). Based on this study, we believe we will be able to sell economic quantities of electricity from the initial 160 MW power plant. The market study also indicates that there may be future opportunities for us to generate and sell significantly greater volumes of power into the Peruvian and Ecuadorian power markets.  Our plan is to own 100% of the power plant. Accordingly, our revenues from the natural gas delivered to the power plant will be derived from the sale of electricity, which is currently projected for early 2010, though this schedule is subject to many factors outside our control, including obtaining all necessary financing, equipment and no assurance can be given that we can meet this schedule.

We are currently working on securing and finalizing funding for our gas to power initiatives comprised of approximately $120 million of senior debt to be syndicated by IFC, which is expected to close in third quarter of 2008. This financing will be subject to identification of the lending syndicate members and subsequent negotiation and approval of the necessary loan documentation.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	For the Year Ended December 31,
	2007	2006	Increase/ (Decrease)
Lease operating expense	$754,833	$—	754,833
General and administrative	18,548,465	11,531,864	7,016,601
Geological, geophysical and engineering	4,045,381	2,048,742	1,996,639
Depreciation, depletion and amortization	792,531	213,815	578,716
Total operating expenses	$24,141,210	$13,794,421	$10,346,789

Our operating and administrative expenses to date have consisted principally of general and administrative costs as well as geological, geophysical and engineering costs.

Due to commencement of production from the CX11 platform, we have incurred lease operating expense of $754,833 during the year ended December 31, 2007 compared to no operating expenses incurred during the year ended December 31, 2006.  General and administrative costs have increased significantly from $11,531,864 during the year ended December 31, 2006 to $18,548,465 during the year ended December 31, 2007 as a result of our increased activity levels, necessary additional personnel and costs associated with being a public company listed on the American Stock Exchange.  Included in general and administrative expense is stock-based compensation expense. Stock-based compensation expense for year ended December 31, 2007 was approximately $7,039,603 compared to $3,225,508 during the year ended December 31, 2006. Stock based compensation expense is primarily related to our restricted stock grants, accrued stock-based compensation under our 2007 Long-Term Incentive Plan and the recognition of Incentive Earn-out Stock Compensation for two of our executive officers, in the third quarter of 2007due to the achievement of the entitlement to the right to production of not less than 2,000 barrels of oil per day or its equivalent (approximately 12 million cubic feet of gas per day) prior to December 28, 2007. The overall increase was partially offset by a reduction associated with unvested restricted stock grants forfeited by certain employees who resigned from the Company during the year ended 2007.  We incurred $4,045,381 of geological, geophysical and engineering costs during the year ended December 31, 2007 primarily related to the oil discovery in Corvina and to the continued development of our Corvina Gas-to-Power project and 2-D seismic expense on Block XIX, compared to $2,048,742 during the year ended December 31, 2006 primarily as a result of the commencement of our Corvina Gas-to-Power project.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	For the Year Ended December 31,
	2006	2005	Increase/ (Decrease)
General and administrative	$11,531,864	$5,805,226	$5,726,638
Geological, geophysical and engineering	2,048,742	998,131	1,050,611
Depreciation expense	213,815	29,638	184,177
Total operating expenses	$13,794,421	$6,832,995	$6,961,426

Our operating and administrative expenses to date have consisted principally of general and administrative costs as well as geological, geophysical and engineering costs.  General and administrative costs have increased significantly from $5,805,226 during the year ended December 31, 2005 to $11,531,864 during the year ended December 31, 2006 as a result of our increased activity levels, additional personnel and costs associated with being a public company.  Included in general and administrative expense is stock-based compensation expense.  Stock-based compensation expense for the twelve months ended December 31, 2006 was approximately $3,225,508, compared to $1,382,479 during the same period in 2005.  Stock based compensation expense is primarily related to our 2005 and 2006 restricted stock and option grants and accrued stock-based compensation under our 2005 Long-Term Incentive Compensation Plan.  We incurred $2,048,742 of geological, geophysical and engineering costs for the year ended December 31, 2006 compared to $998,131 for the same period ended, 2005.  This was primarily related to the development of our Block Z-1 gas-to-power project.

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

BPZ Resources, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
	2007	2006	2005

Revenue	$2,350,388	$—	$—

Operating and administrative expenses:
Lease operating expense	754,833	—	—
General and administrative	18,548,465	11,531,864	5,805,226
Geological, geophysical and engineering	4,045,381	2,048,742	998,131
Depreciation, depletion and amortization	792,531	213,815	29,638

Total operating expenses	24,141,210	13,794,421	6,832,995

Operating loss	(21,790,822)	(13,794,421)	(6,832,995)

Other income (expense):
Income from investment in Ecuador property, net of amortization	264,031	1,403,298	468,726
Interest expense	—	(15,815)	(11,149)
Amortization of deferred financing costs	—	—	(67,561)
Registration delay expense	—	(3,552,513)	(515,967)
Interest income	854,905	787,455	509,808
Other income/(expense)	200,904	(315,463)	42,149

Total other income (expense)	1,319,840	(1,693,038)	426,006

Loss before income taxes	(20,470,982)	(15,487,459)	(6,406,989)

Income taxes	39,001	—	—

Net loss	$(20,509,983)	$(15,487,459)	$(6,406,989)

Basic and diluted net loss per share	$(0.30)	$(0.29)	$(0.16)

Weighted average common shares outstanding	69,156,404	53,751,761	40,899,291

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2007, 2006 and 2005

	Common Stock		Additional Paid- in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balances, January 1, 2005	16,581,385	$12,967,238	$7,755,231	$(230,825)	$(15,905,489)	$4,586,155
	—
Stock-based compensation	35,000	146,650	300,000	—	—	446,650
Exercise of stock options assumed in acquisition	401,389	1,288,459	(1,288,459)	—	—	—
Exercise of warrants	1,403,500	4,566,621	(698,361)	—	—	3,868,260
Restricted stock awards	1,120,000	4,928,000	(3,992,172)	—	—	935,828
Common stock issued to acquire property interest	250,000	1,112,500	—	—	—	1,112,500
Common stock sold for cash, net of offering costs	11,466,000	31,917,213	—	—	—	31,917,213
Warrants issued in connection with sale of	—	(325,000)	325,000	—	—	—
Common stock issued pursuant to merger earn-out agreement	9,000,000	—	—	—	—	—
Common stock issued for registration delay expenses	92,705	271,960	—	—	—	271,960
Net loss	—	—	—	—	(6,406,989)	(6,406,989)
Balances at December 31, 2005	40,349,979	56,873,641	2,401,239	(230,825)	(22,312,478)	36,731,577

Stock-based compensation	10,000	43,900	318,281	—	—	362,181
Exercise of stock options assumed in acquisition	275,000	882,750	(882,750)	—	—	—
Long-term incentive compensation plan, net of forfeitures	(8,500)	(143,599)	3,006,926	—	—	2,863,327
Deferred stock-based compensation adjustment	—	—	—	—	—	—
Common stock issued to acquire property interest	—	—	—	—	—	—
Common stock sold for cash, net of offering costs	12,652,000	36,835,500	—	—	—	36,835,500
Warrants issued in connection with sale of common stock	—	(248,645)	248,645	—	—	—
Common stock issued for registration delay expenses	865,238	2,330,779	—	—	—	2,330,779
Net loss	—	—	—	—	(15,487,459)	(15,487,459)
Balances at December 31, 2006	54,143,717	96,574,326	5,092,341	(230,825)	(37,799,937)	63,635,905

Stock-based compensation	5,000	19,000	(24,891)	—	—	(5,891)
Exercise of stock options assumed in merger	378,652	647,035	(647,035)	—	—	—
Exercise of stock options	1,868,752	3,425,616	—	—	—	3,425,616
Long-term incentive compensation plan, net of forfeitures	898,350	12,020,140	(6,954,646)	—	—	5,263,494
Incentive earn-out shares	450,000	—	1,980,000	—	—	1,782,000
Common stock sold for cash, net of offering costs	7,170,000	37,717,497	(799,351)	230,825	—	37,148,971
Common stock dividend	9,000,000	—	—	—	—	—
Adoption of SFAS 123(R)	—	(1,353,582)	1,353,582	—	—	—
Net loss	—	—	—	—	(20,509,983)	(20,509,983)
Balances at December 31, 2007	73,914,471	$149,050,032	$—	$—	$(58,309,920)	$90,740,112

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

Gas-to-Power Project

The Corvina Gas-to-Power project, with an estimated capital budget of $115 million, entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, construction of gas processing facilities and an approximately 160 megawatt (“MW”) simple-cycle electric generating plant.  The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 360 MW of power. In order to support the Company’s proposed electric generation project, it commissioned an independent power market analysis for the region. The Peruvian electricity market is deregulated and power is transported through an interconnected national grid managed by the Committee for Economic Dispatching of Electricity (known as COES). Based on this study, the Company believes it will be able to sell economic quantities of electricity from the initial 160 MW power plant. The market study also indicates that there may be future opportunities for the Company to generate and sell significantly greater volumes of power into the Peruvian and Ecuadorian power markets.  The Company plans to own 100% of the power plant. Accordingly, its revenues from the natural gas delivered to the power plant will be derived from the sale of electricity, which is currently projected for early 2010, though this schedule is subject to many factors outside its control, including obtaining all necessary financing, equipment and no assurance can be given that the Company can meet this schedule.

The Company is currently working on securing and finalizing funding for its gas to power initiatives comprised of approximately $120 million of senior debt to be syndicated by IFC, which is expected to close in August of 2008. This financing will be subject to identification of the lending syndicate members and subsequent negotiation and approval of the necessary loan documentation.

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

(1)   In May 2005, the former Chief Financial Officer received a restricted stock award of 450,000 shares valued at $4.40 per share, which was the closing market price of our common stock on the date of grant.  This restricted stock award vests in three equal annual installments beginning on May 16, 2006.  The former CFO resigned from all positions with the Company and its subsidiaries effective June 15, 2006, thus forfeiting his remaining 300,000 unvested restricted shares.  An additional 10,000 unvested restricted shares were forfeited by other employees.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2007 our disclosure controls and procedures, as defined in Rule 13a-15(e), are effective to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principle financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements.

	Our consolidated financial statements are included in Part II, Item 8 of this report:	46

	Report of Independent Registered Public Accounting Firm	46

	Consolidated Balance Sheets	47

	Consolidated Statements of Operations	48

	Consolidated Statements of Stockholders’ Equity (Deficit)	49

	Consolidated Statements of Cash Flows	50

	Notes to the Consolidated Financial Statements	51

	Management’s Report on Internal Control Over Financial Reporting	79

	Report of Independent Registered Public Accounting Firm	80

2.	Financial Statements Schedules and supplementary information required to be submitted:

	None.

3.	Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K/A (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 85 of this report.  Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  Otherwise, the exhibits are filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2008.

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

10.9	License Contract from the Government of Peru for Block XXII dated November 21, 2007 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 14, 2008)

10.10	License Contract from the Government of Peru for Block XXIII dated November 21, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 14, 2008)

14.1	Code of Ethics for Executive Officers (incorporated by reference to Exhibit 14.1 to Form 10-KSB/A filed on September 26, 2006).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 14, 2008).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Independent Petroleum Engineers and Geologists (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).

* - Management Contract or Compensatory Plan or Arrangement.