Form 10-Q/A
period 2008-03-31
BPZ RESOURCES, INC.
filed 2008-08-29
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

BPZ Resources, Inc. (“BPZ” or “the Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 that was originally filed on May 9, 2008 (the “Original 10-Q”) in response to comments received from the Securities and Exchange Commission’s Division of Corporation Finance. This amendment includes the following:

•      additional disclosures of risk factors associated with the future marketability of our gas and future gas to power project;

•      presentation of  stock -based compensation expense as part of general and administrative expenses in all applicable sections; and

•      additional disclosures with respect to our disclosure controls and procedures.

Other than as specified above, this amendment does not modify or affect the financial statements or the notes thereto in the Original 10-Q. This amendment does not reflect events occurring after the filing of the Original 10-Q and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below. Unless the statements indicate otherwise, as used in this amendment, the terms “Company,” “we,” “us” and “our” refer collectively to BPZ and its subsidiaries.

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

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenue	$4,367,262	$—

Operating and administrative expenses:
General and administrative	8,314,916	3,095,795
Lease operating expense	2,219,291	—
Geological, geophysical and engineering	180,697	101,588
Depreciation, depletion and amortization expense	1,191,398	54,497

Total operating expenses	11,906,302	3,251,880

Operating loss	(7,539,040)	(3,251,880)

Other income (expense):
Income/(loss) from investment in Ecuador property, net of amortization	253,104	(183,943)
Interest expense	—	(1,178)
Interest income	49,480	240,307
Other income/(expense)	(93,337)	(2,324)

Total other income	209,247	52,862

Loss before income taxes	(7,329,793)	(3,199,018)

Income taxes	92,401	6,374

Net loss	$(7,422,194)	$(3,205,392)

Basic and diluted net loss per share	$(0.10)	$(0.05)

Weighted average common shares outstanding	74,525,279	63,309,294

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

The Company’s value added tax receivable balance as of March 31, 2008 was $9.7 million.  Approximately $0.8 million has been collected during the three months ended March 31, 2008 under the IGV early recovery program and approximately $0.4 million was offset by IGV payables generated by oil sales during the three months ended March 31, 2008.  Of the ending balance on March 31, 2008, the Company has filed claims with the Peruvian tax authority to recover approximately $3.2 million under the IGV early recovery program generated by accounts payable for payments made prior to November 2007.  Of the $3.2 million, approximately $0.7 million was collected in April 2008.  As referred to above, the Company has approximately $6.5 million at March 31, 2008 which is not eligible for early recovery due to the inititation of oil revenue.  However, the $6.5 million will be recovered against IGV payables associated with future oil sales under the normal IGV recovery process.

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

General and administrative costs have increased from $3,095,795 during the three months ended March 31, 2007 to $8,314,916 during the three months ended March 31, 2008.  The increase is as a result of our increased activity levels, necessary additional personnel and costs associated with being a public company.  Included in general and administrative expense is stock-based compensation expense.  Stock-based compensation expense for the three months ended March 31, 2008 was approximately $4,562,230 compared to $959,559 during the same period in 2007.  Stock based compensation expense is primarily related to our restricted stock grants, and accrued stock-based compensation under our 2007 Long-Term Incentive Plan and 2007 Directors Compensation Incentive Plan.

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

Disclosure Regarding Forward-Looking Statements

We caution that this document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-Q/A which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements.  The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts,” “plans” and similar expressions, or the negative thereof, are also intended to identify forward-looking statements.  In particular, statements, expressed or implied, concerning future operating results, the ability to replace or increase reserves, or to increase production, or the ability to generate income or cash flows are by nature, forward-looking statements.  These statements are based on certain assumptions and analyses made by the management of BPZ in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, forward-looking statements are not guarantees of performance and no assurance can be given that these expectations will be achieved.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principle financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Date: August 29, 2008

BPZ RESOURCES, INC.

/s/ Manuel Pablo Zúñiga-Pflücker
Manuel Pablo Zúñiga-Pflücker
President and Chief Executive Officer