Form 10-Q
period 2008-09-30
BPZ RESOURCES, INC.
filed 2008-11-10
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

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

As of October 31, 2008, there were 78,779,140 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$8,526,661	$7,514,188
Restricted cash	—	1,013,152
Accounts receivable	3,387,759	2,950,089
Value added tax receivable	10,128,253	7,496,547
Inventory	5,560,199	3,372,883
Prepaid and other current assets	3,110,129	2,271,282
Total current assets	30,713,001	24,618,141
Property, equipment and construction in progress, net	168,988,774	100,366,091
Restricted cash	5,902,500	2,834,519
Prepaid and other non-current assets	—	230,433
Investment in Ecuador property, net	1,429,332	1,570,020
Deferred income taxes	1,910,202	—
Total assets	$208,943,809	$129,619,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,799,462	$11,774,316
Accrued liabilities	6,338,819	4,384,049
Other liabilities	1,420,772	263,439
Accrued interest payable	—	458,279
Current income taxes payable	6,424,839	—
Current maturity of capital lease obligations	10,178,548	6,188,668
Total current liabilities	48,162,440	23,068,751
Asset retirement obligation	433,072	273,048
Long-term debt and capital lease obligations	22,580	15,537,293
Total long-term liabilities	455,652	15,810,341
Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 250,000,000 authorized; 78,745,890 and 73,914,471 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	222,102,643	149,050,032
Accumulated deficit	(61,776,926)	(58,309,920)
Total stockholders’ equity	160,325,717	90,740,112
Total liabilities and stockholders’ equity	$208,943,809	$129,619,204

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$33,440,330	$—	$44,843,046	$—

Operating and administrative expenses:
General and administrative	10,406,515	5,574,985	28,644,083	12,437,516
Lease operating expense	3,582,490	—	6,942,112	—
Geological, geophysical and engineering	210,731	1,955,155	507,342	3,925,406
Depreciation, depletion and amortization expense	5,673,404	56,651	7,946,772	163,437

Total operating expenses	19,873,140	7,586,791	44,040,309	16,526,359

Operating profit/(loss)	13,567,190	(7,586,791)	802,737	(16,526,359)

Other income (expense):
Income/(loss) from investment in Ecuador property, net of amortization	153,104	180,382	659,312	(50,457)
Interest expense	—	(2,939)	—	(4,104)
Interest income	10,005	256,557	206,499	754,304
Net loss on sale of asset	—	—	—	(8,985)
Other income/(expense)	(68,146)	(17,730)	155,847	27,059

Total other income	94,963	416,270	1,021,658	717,817

Income/(loss) before income taxes	13,662,153	(7,170,521)	1,824,395	(15,808,542)

Income taxes provision/(benefit)	5,050,821	(11,301)	5,291,401	39,001

Net income/(loss)	$8,611,332	$(7,159,220)	$(3,467,006)	$(15,847,543)

Basic net earnings/(loss) per share	$0.11	$(0.10)	$(0.05)	$(0.23)

Diluted net earnings/(loss) per share	$0.11	$(0.10)	$(0.05)	$(0.23)

Weighted average common shares outstanding:
Basic	78,574,955	72,222,433	76,933,067	67,771,664
Diluted	80,323,207	72,222,433	76,933,067	67,771,664

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,467,006)	$(15,847,543)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Stock-based compensation	13,419,317	4,712,874
Depreciation, depletion and amortization expense	7,946,772	163,437
Deferred income taxes	(1,910,194)	—
Net loss on the retirement of assets	—	8,985
Amortization of investment in Ecuador property	140,688	140,688
Changes in operating assets and liabilities:
Increase in accounts receivable	(437,670)	—
Increase in value added tax receivable	(2,631,706)	(5,636,855)
Increase in inventory	(1,926,884)	(1,751,167)
Decrease in restricted cash	1,013,152	—
Increase in other assets	(838,847)	(568,310)
Increase (decrease) in accounts payable	12,025,146	1,957,428
Increase in accrued liabilities	1,496,491	1,869,152
Increase in other liabilities	1,157,333	103,546
Current income taxes payable	6,424,840	—
Net cash provided by/(used by) operating activities	32,411,432	(14,847,765)
Cash flows from investing activities:
Property and equipment additions	(67,196,266)	(38,650,428)
Restricted cash	(3,067,981)	(845,000)
Net cash used by investing activities	(70,264,247)	(39,495,428)
Cash flows from financing activities:
Borrowings	2,819,080	—
Repayments of borrowings	(8,087,077)	(12,902)
Proceeds from the exercise of stock warrants	750,000	—
Proceeds from exercise of options, net	2,458,592	2,691,960
Proceeds from sale of common stock, net	40,924,702	36,918,146
Net cash provided by financing activities	38,865,297	39,597,204
Net increase/(decrease) in cash and cash equivalents	1,012,482	(14,745,989)
Cash and cash equivalents at beginning of period	7,514,188	25,324,233
Cash and cash equivalents at end of period	$8,526,670	$10,578,244
Supplemental cash flow information:
Cash paid for:
Interest	$2,901,982	$54,104
Income tax	776,764	39,001
Non — cash items:
Conversion of long-term debt to common stock	$15,500,000	$—
Purchase and additions to equipment with the issuance of a capital lease obligation	9,243,164	6,180,679
Issuance of common stock for subscription receivable	—	942,300
Depletion capitalized to production inventory, net	260,432	—
Interest capitalized to construction in progress	230,433	362,592
Depreciation on support equipment capitalized to property & equipment	658,474	359,434
Asset retirement obligation capitalized to property and equipment	134,287	—

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Organization

BPZ Resources, Inc., a Texas corporation (the “Company” or “BPZ”), is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador.  The Company is focused on the exploration, development and production of oil and natural gas in Peru and Ecuador.  It also intends to utilize part of its future natural gas production as a supply source for the complementary development of a Company owned gas-fired power generation facility.

The Company maintains a Peruvian subsidiary through its wholly-owned subsidiary BPZ Energy, Inc., a Texas corporation (“BPZ – Texas”).  Currently, it has exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres, in four blocks, in northwest Peru.  The license contracts cover 100% ownership of Block Z-1 (739,205 acres), Block XIX (472,860 acres), Block XXII (948,000 acres) and Block XXIII (248,000 acres).  The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII contracts were both signed in November 2007.  The Company’s license contracts provide for an initial exploration period of seven to thirteen years for Block Z-1 and seven to ten years for Blocks XIX, XXII and XXIII.  In addition, the contracts require that the Company conduct specified activities on the properties during this period.  If the exploration activities are successful, the total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production.

Additionally, through the Company’s wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, it owns a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”).  The license agreement covering the property extends through May 2016.

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

Oil Development

Corvina Field

The Company started producing oil from its recent discoveries at the CX-11 platform, located in the Corvina Field in its offshore Block Z-1, under an extended well testing program which began on November 1, 2007.  The Corvina field consists of 47,000 acres in water depths of less than 200 feet.  The Company is currently concentrating its drilling efforts on West Corvina, which consists of 3,500 acres and it has completed a total of three oil producing wells, the CX11-21XD, the CX11-18XD and the CX11-14D.  The oil is delivered by barge to the Petroperu refinery in Talara, located approximately 100 miles south of the platform.  The remainder is kept in production inventory until such time it is delivered to the refinery.

On October 24, 2007, the Company’s former primary marine transportation contractor entered into two short-term agreements with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire.  At the time of the incident, the tanker contained approximately 1,300 barrels of oil, most of which burned in the fire. No Company employees were injured. Official environmental impact assessments concluded that environmental issues have been adequately controlled. Even though no civil claims have been asserted against the Company as a result of the Supe incident, the Company believes that it, as a contracting party, and its third party marine contractor, as the time charterer of the Supe, may have limited exposure to civil liability resulting from the Supe incident.  However, the Company considers any such liability to be remote and that such limited exposure, while unknown at this time, will not have a material effect on its financial statements.  As a result of the incident, the Company’s operations were voluntarily suspended at the CX-11 platform.

On March 14, 2008, the Company was notified by the Organismo Supervisor de la Inversión en Energía y Mineria (“OSINERGMIN”)  the government regulatory agency in Peru responsible for monitoring industrial safety, that it could resume drilling and testing operations at the CX-11 platform allowing the Company to begin testing the CX11-18XD well.  Three drill stem tests were conducted in the Upper Zorritos formation.  The first two drill stem tests targeted the lower sands in zones that had not previously been tested.  The third drill stem test targeted sands that had tested oil in the Company’s CX11-21XD well.  The Company began producing from the 18XD well in May 2008 and, on June 9, 2008, the Company received the clearance needed to transport oil from the CX-11 platform to the nearby Talara refinery by the corresponding Peruvian environmental agency.  In addition, its floating production storage and offloading (“FPSO”) vessel was placed in position near the CX-11 platform and is currently receiving production from the platform.

Upon completion of the CX11-18XD well referred to above, the Company spudded the CX11-20XD well in May 2008.  The CX11-20XD well is positioned higher up in the geologic structure from the CX11-21XD well.  The well has been positioned to further develop the top gas sands found in the previously drilled 21XD well, the oil sands currently producing in the 21XD and 18XD wells, the oil sands encountered and briefly tested in the 18XD well during the initial drill-stem test number one, as well as sands found in the 14D well.  The well tested positive for oil in quantities that the Company believes to be commercially producible.  The Company completed two drill stem tests on four sets of oil sands in the well.  Currently, the Company intends to complete the CX11-20XD well as an oil-producing well under the extended well testing program currently ongoing at the Corvina field. However, because the well crosses sands which tested positive for what the Company believes to be economic quantities of gas in both the 21XD and 18XD wells, it intends to re-complete the CX11-20XD well to allow the well to produce both gas and oil when the gas is needed for the Company’s gas-to-power project.

The Company intends to spud the CX11-15D well by mid-November 2008.  The Company expects this well to take approximately 90 days to reach total depth, and to be tested and completed in early 2009.  The 15D well represents the final well to be drilled from the CX-11 platform under the initial Corvina drilling program.  Upon completion of the CX11-15D well, the Company intends to focus its drilling efforts on the Albacora Field.

Albacora Field

The Albacora Field is located in the northern part of the Company’s offshore Block Z-1.  It consists of approximately 6,000 acres and, like the Corvina Field, Albacora is located in water depths of less than 200 feet. Once the drilling rig has been moved from Corvina and set in place on top of the Albacora A-1 platform, which is currently being refurbished, the Company plans to drill the A-14XD well, a twin well to Albacora’s 8-X-2 discovery well., This first well in Albacora will qualify as an exploratory well as the Company plans on testing the prospective Lower Zorritos formation sands.  The 8-X-2 discovery well, drilled 35 years ago, tested oil and gas in the upper Zorritos formation sands at quantities the Company believes to be commercially producible.  The Company’s initial drilling plans in Albacora are to drill at least six new wells and then recomplete three oil wells currently shut-in at the A-1 platform.

Gas-to-Power Project

The Corvina Gas-to-Power project entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, construction of gas processing facilities and an approximately 135 megawatt (“MW”) simple-cycle electric generating plant.  The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 360 MW of power. In order to support the Company’s proposed electric generation project, it commissioned an independent power market analysis for the region. The Peruvian electricity market is deregulated and power is transported through an interconnected national grid managed by the Committee for Economic Dispatching of Electricity (known as COES). Based on this study, the Company believes it will be able to sell economic quantities of electricity from the initial 135 MW power plant. The market study also indicates that there may be future opportunities for the Company to generate and sell significantly greater volumes of power into the Peruvian and possibly Ecuadorian power markets.  The Company plans to own 100% of the power plant. Accordingly, its revenues from the natural gas delivered to the power plant will be derived from the sale of electricity, which is currently projected to commence mid-2010, though this schedule is subject to many factors outside its control, including obtaining all necessary financing and equipment.  No assurance can be given that the Company can meet this schedule.

The Company is currently working on securing and finalizing funding for its gas to power initiatives comprised of approximately $120 million of senior debt to be syndicated by the International Finance Committee (“IFC”), which is expected to close by mid 2009. This financing will be subject to identification of the lending syndicate members and subsequent negotiation and approval of the necessary loan documentation.

On September 26, 2008, the Company through its power generation subsidiary, Empresa Eléctrica Nueva Esperanza, SRL, entered into a $51.5 million contract for purchase of equipment and services (the “Agreement”) with GE Packaged Power, Inc. and GE International, Inc. Sucursal de Peru, which are part of GE Energy’s aeroderivative business.  The Agreement obligates the Company to purchase three LM6000 gas-fired turbines, with an option to purchase a fourth unit, and requires an initial down payment of $5.1 million. Monthly progress payments of $1.1 million will commence in October 2008 for the first unit, $2.3 million in November 2008 for both the first and second units, $3.4 million in December 2008 through September of 2009 for all three units, $2.3 million in October of 2009 for two units and $1.1 million in November of 2009 for the final unit.  A final payment of $1.7 million per unit ($5.1 million total) is due five days after the issuance of the seller’s Notice of Readiness to Ship for each unit.  The contract also contains an option to purchase one additional unit for $18.2 million.  Each turbine will have a generation capacity of 45 megawatts, with excess capacity of approximately 5%.  Delivery of the three units is scheduled for the fourth quarter 2009.  See Note 15, “Commitments and Contingencies” for further detail regarding the Agreement.

Initially, the Company expects that funding of payments due under the Agreement may come from an on-lending arrangement (loans between the Company’s subsidiaries) contained in the $215 million reserve-based lending facility.  After the $120 million project financing mentioned above is closed and funded as expected, any amounts borrowed under the on-lending arrangement from the $215 million reserve-based lending facility will be repaid from those proceeds.  For a more detailed description of the on-lending arrangement from the $215 million reserve-based lending facility, see Note 9, “Long-Term Debt and Capital Lease Obligations”.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as they pertain to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The consolidated balance sheet at December 31, 2007, as presented herein, is derived from the December 31, 2007 audited consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2008 classifications.  These reclassifications have no impact on net income.

Summary of Significant Accounting Policies

The Company has provided a summary discussion of significant accounting policies, estimates and judgments in Note 1 to the Notes to the Consolidated Financial Statements included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and branch offices.  All intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces FASB Statement No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year

2009.  The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”) which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method. FSP EITF 03-6-1 is effective for us on January 1, 2009 and all prior-period EPS data (including any amounts related to interim periods, summaries of earnings and selected financial data) will be adjusted retroactively to conform to its provisions. Early application of FSP EITF 03-6-1 is not permitted. Although restricted stock awards meet this definition, the Company does not expect the application of FSP 03-6-1 to have a significant impact on its reported earnings per share.

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

The Company’s value added tax receivable balance as of September 30, 2008 was approximately $10.1 million compared to approximately $7.5 million at December 31, 2007.  Approximately $0.6 million and $3.7 million have been collected during the three and nine months ended September 30, 2008, respectively, under the IGV early recovery program and approximately $5.5 million and $6.5 million was offset by IGV payables generated by oil sales during the three and nine months ended September 30, 2008, respectively.  As of September 30, 2008, all IGV eligible to be received under the early recovery program has been collected. The $10.1 million IGV receivable at September 30, 2008, referred to above, is not eligible for early recovery due to the initiation of oil sales in November 2007.  However, the $10.1 million will be recoverable against IGV payables associated with future oil sales under the normal IGV recovery process.

As of September 30, 2008, the Company did not have any outstanding borrowings under a short-term credit facility issued by Peruvian Banks and collateralized by IGV receivables eligible under the early recovery program.  See Note 9 “Long-Term Debt and Capital Lease Obligation”, included herein, for further discussion.

Note 3 — Inventories

Inventories consist primarily of tubular goods, accessories and spare parts for production equipment (“material inventory”), stated at the lower of average cost or market.  The Company also maintains crude oil production inventories (“production inventory”) in storage barges.  Cost is determined on a weighted average basis based on production costs.

The balance in material inventory at September 30, 2008 and December 31, 2007 was $4.9 million and $2.8 million, respectively.  The increase is due to additional production and drilling activity primarily related to the Corvina field.  In addition, there was approximately $699,437 of production inventory on hand at September 30, 2008, consisting of 29,546 barrels of oil at an estimated cost of $23.67 per barrel.  This is an increase from December 31, 2007 which consisted of approximately 12,248 barrels of crude oil at an estimated cost of $548,391 or $44.77 per barrel.  The increase in inventory is mainly due to timing differences between each delivery of oil as well as an increased number of oil deliveries during the quarter ended September 30, 2008 as compared to the quarter ended December 31, 2007.

Note 4 — Prepaid and Other Current Assets

Below is a summary of prepaid and other current assets as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Prepaid expenses and other	$1,180,308	$590,784
Deposits	88,878	51,964
Prepaid insurance	1,228,910	1,015,676
Insurance receivable	612,033	612,033
Interest receivable	—	825
	$3,110,129	$2,271,282

Prepaid expenses and other are primarily related to prepayments for drilling services, equipment rental and material procurement.  Deposits are primarily rent deposits in connection with the Company’s offices in Houston and Peru.  Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors and officer’s insurance policies.

Insurance receivable is related to a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform in early August 2006.  As of September 30, 2008, the Company expects to file a total claim of approximately $712,000 for hull repairs with the insurance carrier.  A deductible of $75,000 will be applied to this insurance claim when reimbursed.  The Company received proceeds from the underwriter to cover a related claim regarding third party cargo that was damaged in the grounding incident.  During the three months ended September 30, 2008, approximately $80,000 of insurance proceeds was received in connection with this claim.  A deductible of $25,000 was offset against the insurance proceeds received.  This amount is unrelated to the $712,000 hull claim described above as the proceeds from the cargo claim were passed on to the third party owner of the cargo that was damaged.  The hull claim will be finalized upon the dry docking of the vessel.  Because of the delays caused by the drilling of the highly deviated CX11-20XD well during the third quarter 2008, the dry dock of the BPZ-01 is scheduled during the first quarter of 2009.  As of November 9, 2008 the Company has not presented a final claim to its insurance carrier for the barge repairs.

As a result of the delayed dry dock of the BPZ-01, the Company allowed the Certificate of Inspection from the U.S. Coast Guard to expire, thus prohibiting the BPZ-01 from transporting hazardous cargo within U.S. federal waters.  Because the Company does not intend to take the BPZ-01 out of Peruvian waters, it has re-flagged the BPZ-01 and it is no longer subject to U.S. jurisdiction. See Note 15 “Commitments and Contingencies”, included herein, for further discussion.

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Construction in progress:
Power plant and related equipment	$11,528,579	$3,486,309
Platforms and wells, using the successful efforts method of accounting	64,544,938	25,220,425
Pipelines and processing facilities	5,074,817	4,412,677
Producing properties	75,243,646	56,159,488
Barge and related equipment	21,802,136	11,970,171
Office equipment, leasehold improvements, and vehicles	1,558,191	1,040,613
Accumulated depreciation, depletion and amortization	(10,763,533)	(1,923,592)
Net property, equipment and construction in process	$168,988,774	$100,366,091

During the nine months ended September 30, 2008, the Company incurred costs of approximately $77.7 million associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of proprietary gas-fired power generation of electricity for sale in Peru.

Of the incurred costs mentioned above, the Company incurred capital expenditures related to the drilling and testing of the CX11-18XD of approximately $19.0 million during the nine months ended September 30, 2008.  The Company performed three drill stem tests of the CX11-18XD.  The three drill stem tests were conducted in the Upper Zorritos formation.  The first two drill stem tests targeted the lower sands in zones that had not previously been tested.  The third drill stem test targeted sands that had tested oil in the Company’s CX11-21XD well.  The Company began producing from the 18XD well in May of 2008.

In addition, the Company spudded the CX11-20XD well in May 2008.  The CX11-20XD well is positioned higher up the geologic structure from the CX11-21XD well.  The well has been positioned to further develop the top gas sands found in the previously drilled 21XD well, the oils sands currently producing in the 21XD and 18XD wells, the oil sands encountered and briefly tested in the 18XD well during the initial drill-stem test number one, as well as sands found in the 14D well.  The well tested positive for both gas and oil in quantities that the Company believes to be commercially producible.  The Company completed two drill stem tests on four sets of oil sands in the well.  Currently, the Company intends to complete the CX11-20XD well as an oil-producing well under the extended well testing program currently ongoing at the Corvina field. However, because the well crosses sands which tested positive for what the Company believes to be economic quantities of gas in both the 21XD and 18XD wells, it intends to re-complete the CX11-20XD well to allow the well to produce both gas and oil when the gas is needed for the Company’s gas-to-power project.  Total capital expenditures incurred on this well for the nine months ended September 30, 2008 is approximately $25.3 million.

The Company intends to spud the CX11-15D well by mid-November 2008.  The Company expects this well to take approximately 90 days to reach total depth, and to be tested and completed in early 2009.  The 15D well represents the final well to be drilled from the CX-11 platform under the initial Corvina drilling program.  Upon completion of the CX11-15D well, the Company intends to focus efforts on the Albacora field located in the northern part of its offshore Block Z-1.

The Company also incurred costs of approximately $9.3 million during the nine months ended September 30, 2008 for the installation of sea-bed pipelines and a new mooring system as a result of placing the FPSO into service.  This new program should enable the Company to initiate production in a more efficient manner, allowing for a better understanding of the behavior and characteristics of the Corvina oil field.

In preparation for the Company’s drilling campaign in Albacora, the Company performed well control on the existing well heads located at the platform.  The Company incurred approximately $1.5 million in well control costs to provide a safe environment to begin the refurbishment of the A-1 platform.

In February 2008, the Company entered into a lease-purchase agreement to acquire a deck barge (“BPZ-02”), of approximately 330 feet in length, to assist in the platform refurbishment and drilling activities in the Albacora field as well as to assist in future offshore drilling and development activities.  In the near term, the BPZ-02 is being used to act as a tender assist for the Petrex drilling rig until it is moved to the Albacora field in first quarter 2009.  During that time the BPZ-01 will be placed in dry-dock to repair damages sustained when it ran aground in late 2006.  The acquisition of the BPZ-02 allows the Company better asset maintenance scheduling and will aid in the support of increased offshore exploration and development activities.  The terms of the lease-purchase stipulate a 19% rate of interest (33% effective rate of interest) over a one-year term ending February 2009 at which point, title to the BPZ-02 will transfer to the Company upon final payment of the lease.  The Company accounted for the transaction as a Capital Lease in accordance to SFAS 13, “Accounting For Leases (As Amended)” under the applicable criteria, title to the barge will transfer at the end of the lease period and, as a result, depreciation will be calculated over the economic life of the asset.  Lease payments are fixed at $694,167 per month.  The capital lease asset was recorded at approximately $7.0 million, which represents the present value of the minimum lease payments, or the fair market value of the asset.

In addition, the Company entered into a capital lease agreement for the production equipment on board the FPSO.  The FPSO, the Namoku, as well as the storage barge, the Nu’uanu, are under a separate capital lease agreement.  The capital lease for the production equipment commenced in June 2008, the date the equipment was put into service.  The lease terms are variable and bear an interest rate of 18% based on the Company’s incremental borrowing rate for similar equipment.  In accordance with the terms of the lease, a bargain purchase option exists at the end of the lease.  As a result, depreciation will be calculated over the economic life of the asset.  The Company recorded the capital lease at $2.4 million, which represents the present value of the minimum lease payments at the Company’s incremental borrowing rate over the term of the lease, or the fair market value of the asset.

The Company continues to work on the development of a Company owned gas-fired power generation facility.  The Company incurred costs of approximately $3.6 million related to the drafting of certain design specifications for the power plant during the nine months ended September 30, 2008.  In addition, on September 26, 2008, the Company, through its subsidiary Empresa Eléctrica Nueva Esperanza, SRL, entered into a $51.5 million contract for purchase of equipment and services (the “Agreement”) with GE Packaged Power, Inc. and GE International, Inc. Sucursal de Peru, which are part of GE Energy’s aeroderivative business.  The Agreement obligates the Company to purchase three LM6000 gas-fired turbines, with an option to purchase a fourth unit, and required an initial down payment of $5.1 million.  See Note 15 “Commitment and Contingencies” for further detail regarding the Agreement.

The Company also incurred costs for office equipment and leasehold improvements for its offices in Houston, Peru and Ecuador of approximately $0.3 million and for the purchase of machinery and equipment used in operations in Peru of approximately $0.6 million.

In accordance with “successful efforts” method of accounting, the Company capitalized approximately $245,062 and $658,474 of depreciation expense mainly related to the tender assist barges serving as support equipment, to construction in progress for the three and nine month period ended September 30, 2008, respectively.  In addition, the Company capitalized interest expense for the three and nine months ended September 30, 2008 of approximately $892,727 and $2,901,982, respectively, to construction in progress.

Note 6 — Asset Retirement Obligation

The Company recorded an obligation for the plug and abandonment of the producing oil wells, the CX11-21XD and the CX11-14D, in accordance with the provisions of SFAS No 143 “Accounting for Asset Retirement Obligations”.  The Company incurred additions to its asset retirement obligations (“ARO”) as a result of the successful completion of the CX11-18XD well during the nine months ended September 30, 2008.

Activity related to the Company’s ARO is as follows:

	September 30,	December 31,
	2008	2007

ARO as of the beginning of the period	$273,048	$—
Liabilities incurred during period	134,287	268,572
Liabilities settled during period	—	—
Accretion expense	25,737	4,476
ARO as of the end of the period	$433,072	$273,048

Note 7 — Investment in Ecuador Property

The Company has an investment in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1,429,332 and $1,570,020 as of September 30, 2008 and December 31, 2007, respectively.  The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense.  Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  Accordingly, the Company recorded amortization expense of $46,896 and $140,688 for the three and nine months ended September 30, 2008, respectively, as well as for the three and nine months ended September 30, 2007, respectively.

Note 8 — Restricted Cash and Performance Bonds

As of September 30, 2008, the Company had restricted cash deposits of $5.9 million, which partially collateralizes five performance bonds totaling $8.0 million in connection with its properties in Peru compared to restricted cash deposits of $2.8 million, which partially collateralized five performance bonds totaling $6.0 million and a current restricted cash deposit of $1.0 million related to a drilling service contract as of December 31, 2007.  The Company obtained these performance bonds to insure certain obligations and commitments related to performance obligations under the license contracts for Blocks Z-1, XIX, XXII and XXIII as well as a performance commitment under the drilling service contract.

During the nine months ended September 30, 2008, the Company was refunded $0.3 million related to the performance bond for the second exploration phase under the Block XIX license contract and approximately $1.0 million related to a performance commitment under a drilling services contract.  The Company posted a $0.6 million performance bond that was required in connection with the third phase of exploration under the Block XIX license contract.  The Company also posted a $2.8 million bond to guarantee import duties for the FPSO barge and transport tanker as well as the BPZ-02.

All of the performance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contract.

Note 9 — Long-Term Debt and Capital Lease Obligations

In February 2008, the Company entered into a lease-purchase agreement to acquire the deck barge BPZ-02 to assist in the platform refurbishment and drilling activities in the Albacora field as well as to assist in future offshore drilling and development activities.  See Note 5 “Property, Equipment and Work in Progress”, included herein, for further discussion.  The terms of the lease-purchase stipulate a 19% rate of interest (33% effective rate of interest) over a one-year term ending February 2009 at which point, title to the BPZ-02 will transfer to the Company upon final payment of the lease.  The Company accounted for the transaction as a Capital Lease in accordance to SFAS No. 13, “Accounting For Leases (As Amended)” under the applicable criteria, title to the barge will transfer at the end of the lease period and, as a result, depreciation will be calculated over the economic life of the asset.  Lease payments are fixed at $694,167 per month.  The capital lease asset was recorded at approximately $7.0 million, which represents the present value of the minimum lease payments, or the fair market value of the asset.

The discovery of oil reserves in the Corvina field prompted the Company to direct its attention towards accelerating the development of oil production in the Corvina field.  Accordingly, on June 13, 2007 the Company entered into a capital lease agreement, with an option to purchase, for two barges to assist in the development of the Corvina oil.  The capital lease for the two barges began in August 2007 and expires in November 2009.  The lease contains a purchase option which the Company anticipates, for accounting purposes, it will exercise on the 15th month of the lease term.  Lease payments are variable, based on the working status of the barges, with a purchase option of $5,000,000 after the first year of the lease and $4,000,000 after the maturity date of the lease.  The capital lease obligation was recorded at the present value of the minimum lease payments at an imputed discount rate of 18%, which reflects the Company’s incremental borrowing rate for this transaction.  The capital lease obligation was recorded at approximately $6.2 million, which represents the present value of the minimum lease payments, or the fair market value of the debt obligation.

The FPSO, the Namoku, as well as the storage barge, the Nu’uanu, are under a separate capital lease agreement.  The capital lease for the production equipment commenced in June 2008, the date the equipment was put into service.  The lease terms are variable and bear an interest rate of 18% based on the Company’s incremental borrowing rate for similar equipment.  In accordance with the terms of the lease, a bargain purchase option exists at the end of the lease.  As a result, depreciation will be calculated over the economic life of the asset.  The Company recorded the capital lease at $2.4 million, which represents the present value of the minimum lease payments at the Company’s incremental borrowing rate over the term of the lease, or the fair market value of the asset.

As of September 30, 2008 and December 31, 2007, the Company had long-term debt outstanding of $22,580 and $15,537,293, respectively.  The decrease in long-term debt and capital lease obligations outstanding is primarily related to convertible debt.  On November 19, 2007, a convertible debt agreement between IFC and the Company was entered into for approximately $15.5 million.  The terms of the loan agreement stipulated a conversion price of $10.39 per share and included a forced conversion exercisable at the Company’s option if the closing price of the Company’s common stock exceeded a price of $18.19 per share, based on the average closing price over twenty consecutive business days.  In May 2008, the Company converted its long-term debt into 1,491,819 shares of BPZ common stock.  The IFC currently owns approximately 10% of the Company’s outstanding common stock.

Long-term debt and capital lease obligations as of September 30, 2008 and December 31, 2007 also includes two secured loans for the purchase of office furniture.  Both loans have a term of 60 months, bearing interest at 5.94% and 9.44%, respectively, with principal and interest payments due on a monthly basis.

During the nine months ended September 30, 2008, the Company entered into two loan agreements with Peruvian banks to borrow approximately $2.8 million.  The loans were collateralized by IGV receivables and bore interest rates of approximately 8% each.  The Company paid off the entire outstanding balance as of September 30, 2008.

On August 18, 2008, the Company, through its subsidiaries BPZ Exploracion & Produccion S.R.L and BPZ Marine Peru S.R.L as borrowers, entered into a $15.0 million reserve-based lending facility (the “Loan Agreement”) with IFC.  The $15.0 million lending facility represents the first tranche of an expected overall lending package of $215 million. The proceeds will primarily be used to fund the GE Turbines purchase.  The reserve-based lending facility matures in December 2012 and bears interest at an approximate rate of LIBOR plus 2.75%, currently equivalent to 5.85% based on the current six month LIBOR rate of 3.1%.  The maximum amount available under this facility will begin at $15.0 million and will be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The facility is subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, the Company is subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest cover ratio. The Company was in compliance with all applicable covenants of the Loan Agreement as of September 30, 2008.  Funding for the initial $15.0 million facility was subject to satisfying certain conditions precedent which were fulfilled on October 17, 2008 and the entire $15.0 million was drawn down.

The Loan Agreement provides for events of default customary for agreements of this type, including, among other things, payment breaches under any of the finance documents for the first and second tranche of the senior debt; failure to comply with obligations; representation and warranty breaches; expropriation of the assets, business or operations of any borrower; insolvencies of any borrower; certain attachments against the assets of any borrower; failure to maintain certain authorizations with respect to any financing documents with the IFC, the development and operation of the Corvina Field in Block Z-1, any additional petroleum assets under license contracts with Perupetro or certain other key agreements; revocation of any financing or security documents with the IFC or certain key agreements; defaults on certain liabilities; certain judgments against the borrower or any subsidiary; abandonment or extended business interruption of the Corvina Field or certain other petroleum assets; engagement in certain sanctionable practices; or restrictions are enacted in Peru that could inhibit any payment a borrower is required to make under the financing documents with the IFC.

If an event of default occurs, IFC and any additional facility agent may (i) terminate all or part of the relevant facility; (ii) declare all or part of the principal amount of the loan, together with accrued interest, immediately due and payable;  (iii) declare all or part of the principal amount of the loan, together with accrued interest, payable on demand; or (iv) declare any and all of the security documents under the facility enforceable and exercise its rights under such documents. In addition, if any borrower is liquidated or declared bankrupt, all loans and interest accrued on it or any other amounts due, will become immediately due and payable without notice.

On September 4, 2008, Natixis, a major French bank, the co-facility agent with IFC, obtained approval from its Credit Committee to arrange and underwrite the second tranche of $200 million.  This second tranche of the $215 million reserve-based lending facility is currently being negotiated with Natixis and is expected to close in fourth quarter 2008. The Company will draw down on the facility only when necessary.  Initial available funding of approximately $60 million is expected shortly thereafter subject to meeting certain conditions precedent to funding.  The remaining $140 million will be made available as the lending syndicate is identified, which is expected to occur in early 2009.  The second tranche is expected to be governed by generally the same default provisions described above.

In addition to the $215 million reserve-based lending facility previously described, the Company is also negotiating with IFC an additional facility in the amount of $120 million which will be dedicated to the gas-to-power project and is expected to close by mid 2009.  This additional facility will be structured as traditional project financing and is expected to be for a term of eight years and at a similar interest rate as the senior debt.

Maturities of debt and capital lease obligations as of September 30, 2008 are as follows:

Less than one year	$10,178,548
One to three years	22,580
Three to five years	—
More than five years	—
Total	$10,201,128

Note 10 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock, no par value, and 250,000,000 shares of common stock, no par value, authorized for issuance.

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

The Company has used the proceeds from the offering for general corporate purposes, including: the reduction of outstanding indebtedness, or other corporate obligations, capital expenditures and general working capital requirements, including testing and drilling operations and commencement of development of the Company’s Albacora Field property.

Potentially Dilutive Securities

In addition to its shares issued and outstanding, the Company has the following potentially dilutive securities as of September 30, 2008 and December 31, 2007.  None of these potentially dilutive shares have been included in the calculation of earnings per share for the three and nine months ended September 30, 2007 nor for the nine months ended September 30, 2008, as the effect would be anti-dilutive.  However, due to positive earning for the three months ended September 30, 2008, approximately 3,312,348 potentially dilutive shares were used in the calculation of diluted earnings per share as their exercise price was below the market price of the Company’s outstanding common stock as of the balance sheet date.

The potentially dilutive shares are as follows:

	September 30,	December 31,
	2008	2007
Stock options outstanding	3,856,848	4,175,448
Warrants outstanding	—	250,000
Shares issuable under IFC convertible debt agreement	—	1,491,819
Total potentially dilutive securities issued	3,856,848	5,917,267
Shares available pursuant to Long-Term Incentive Compensation Plan	2,578,950	3,152,450

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

The following table summarizes stock-based compensation costs recognized under SFAS 123(R) for the three and nine months ended September 30, 2008 and September 30, 2007, respectively, and is included in general and administrative expenses on the consolidated operating statement:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Employee stock—based compensation costs	$4,959,553	$2,811,352	$13,419,317	$4,718,765
Non-employee stock-based compensation	—	—	—	(5,891)
	$4,959,553	$2,811,352	$13,419,317	$4,712,874

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

A summary of the Company’s restricted stock award activity and related information is presented below:

		Weighted—
	Number of	Average
	Restricted	Fair Value
	Shares	Per Share
Non-vested balance at December 31, 2007	1,284,850	$8.82
Granted	—	$—
Vested	(245,000)	$4.15
Forfeited	(11,000)	$4.10
Non-vested balance at September 30, 2008	1,028,850	$9.98

As of September 30, 2008, there was approximately $7.2 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 1.29 years.

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

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model.  The following table presents the weighted-average assumptions used in the option pricing model for options granted during the nine months ended September 30, 2008.  During the nine months ended September 30, 2008, 594,500 options were granted by the Company under the 2007 Long-Term Incentive Plan.  The expected life of the options represents the period of time the options are expected to be outstanding.  For the nine months ended September 30, 2008, the expected term was derived using the facts and circumstances relevant to the Company, from the analysis of other companies of a similar size and operational life cycle as well as the limited Company history of stock exercises.  For the nine months ended September 30, 2007, the expected term of options granted was derived based on a weighting between (a) the Company’s historical exercise and forfeiture activity and (b) the average midpoint between vesting and the contractual term.  For the nine months ended September 30, 2008 and September 30, 2007, our expected volatility is based on the historical volatility of our stock for a period approximating the expected life.  The risk-free interest rate is based on the observed U.S.  Treasury yield curve in effect at the time the options were granted.  The dividend yield is based on the fact the Company does not anticipate paying any dividends.

	2008	2007
Expected life (years)	4.48	6
Risk-free interest rate	3.5%	4.4%
Volatility	79.93%	83.76%
Dividend yield	0%	0%
Weighted-average fair value per share at grant date	$15.99	$3.84

A summary of our stock option activity and related information is presented below:

During the nine months ended September 30, 2008 a total of 903,100 options were exercised.  As of September 30, 2008, there was approximately $13.9 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1.48 years.

The following tables summarize information about stock options outstanding as of September 30, 2008:

			Outstanding			Exercisable
				Weighted-
				Average
				Remaining			Weighted-
				Contractual			Average
			Number of	Life	Weighted	Number of	Exercise Price
Range of Exercise Prices			Options	(In years)	Exercise Price	Options	Per Option
Below	to	$2.12	99,248	5.7	$1.30	99,248	$1.30
$2.13	to	$4.23	950,000	7.4	$3.41	895,000	$3.36
$4.24	to	$6.35	611,000	8.5	$4.94	258,169	$4.92
$6.36	to	$8.47	120,900	8.3	$6.50	35,905	$6.50
$8.48	to	$10.58	211,200	8.8	$10.43	—	$—
$10.59	to	$25.53	1,864,500	8.6	$15.76	—	$—
Total			3,856,848	8.2	$10.05	1,288,322	$3.60

		Weighted—
		Average
	Number of	Exercise Price
	Options	Per Option
Options outstanding at December 31, 2007	4,175,448	$8.14
Granted	594,500	$23.60
Exercised	(903,100)	$2.73
Forfeited	(10,000)	$4.23
Options outstanding at September 30, 2008	3,856,848	$10.05

Options vested and exercisable at September 30, 2008	1,288,322	$3.60

The aggregate intrinsic value of stock options outstanding at September 30, 2008 was approximately $31.9 million, of which approximately $17.5 million relates to awards vested and exercisable and approximately $14.4 million relates to awards expected to vest.  The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of September 30, 2008 exceeds the exercise price of the option.

Warrants

No warrants were granted during the nine months ended September 30, 2008 or September 30, 2007.  As of September 30, 2008, the Company had no warrants outstanding.

For their role as placement agent, in connection with the private placement of 11,466,000 shares of common stock in July 2005, Morgan Keegan & Company, Inc. received fully vested warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share.  These warrants were set to expire on July 19, 2010 and were valued at $325,000 using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs. Additionally, for their financial advisory services, in connection with the private placement of 4,482,000 shares of common stock in June 2006, Morgan Keegan & Company, Inc. received fully vested warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.00 per share.  These warrants were set to expire on June 30, 2011 and were valued at $248,645 using the Black-Scholes model, which amount was treated as additional non-cash stock offering costs.  During the nine months ended September 30, 2008, Morgan Keegan exercised warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $3.00.  As a result, the Company received proceeds of $750,000.

Note 11— Revenue

The Company began producing oil on a limited basis in November 2007 from the CX11-21XD and 14D wells in the Corvina Field under an extended well testing program.  During the second quarter 2008, it added production from the 18XD well under the extended well testing program.  The oil is delivered by barge to the Petroperu refinery in Talara, located approximately 100 miles south of the platform.  The remainder is kept in production inventory until the Company increases the inventory quantities to a sufficient level that the refinery in Talara will accept delivery.  The Company has entered into two contracts for the sale of oil to Petroperu since it began oil production in November 2007.  The first contract was for the sale of up to 200,000 barrels of oil to the refinery in Talara.  The contract was fulfilled in June 2008.  The current sales contract with Petroperu is for the deliver of up to 400,000 barrels of oil to the Talara refinery.  Similar to the first sales contract, the current sales contract is based on Northwest Oil Basket pricing which is comprised of Oman, Fortes and Suez Blend pricing.  The unadjusted sales price is based on the past five day average before the crude oil delivery date.  The price is then discounted for the quality of the oil delivered.  The determination of quality is based on the gravity of the oil expressed in degrees, as determined under standards established by the American Petroleum Institute (“API”).  The price is discounted at a rate of 0.53% of the basket price per one degree API lower than the benchmark of 33 degrees API as stipulated in the contract.  In addition, a fixed premium of $0.75 per barrel is added to the price as a result of the high diesel content of the crude oil.

Royalties are calculated by Perupetro as stipulated in the Block Z-1 license agreement, based on the same Northwest Oil Basket.  However, their calculation is based on the past two week average price before the crude oil delivery date, as opposed to being based on the past five day average before the crude oil delivery date.

The Corvina wells were voluntarily shut-in as a result of the barge incident on January 30, 2008.  Production resumed in full on June 9, 2008, as a result of the Company receiving the clearance needed to transport oil from the CX-11 platform to the nearby Talara refinery by the corresponding Peruvian environmental agency.  In addition, its FPSO vessel was placed in position near the CX-11 platform and began receiving production from the platform during the second quarter ended June 30, 2008.

During the three and nine months period ended September 30, 2008, the Company produced approximately 329,090 barrels and 455,841 barrels, respectively.  It sold approximately 322,171 barrels and 437,243 barrels during the three and nine months ended September 30, 2008 at an average price, net of royalties, of approximately $103.80 per barrel and $102.56, respectively.  In January 2008, BPZ incurred production and transportation delays due to the incident involving one of the Peruvian Navy tankers being used to transport oil to market. See Note 1, “Basis of Presentation and Significant Accounting Policies — Corvina” above for a more detailed discussion of the incident.  Approximately 1,300 barrels of oil were lost in the fire aboard the tanker.  The cost of the crude oil lost was approximately $62,000 and was expensed through lease operating expense and depreciation, depletion and amortization.

The Company had no oil sales during the three and nine months ended September 30, 2007.

Note 12 — Foreign Currency

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, Nuevo Soles, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation of that country.  Transaction differences have been nominal to date but are expected to increase as our activities in Peru continue to escalate.  During the three and nine months ended September 30, 2008, we incurred an exchange rate loss of approximately $58,147 and an exchange rate gain of approximately $165,637, respectively.  The exchange rate gain is primarily related to the early recovery of IGV or Value Added Taxes in Peru.  IGV under the early recovery program is denominated in the Peruvian Nuevo Sol currency.  However, the total gain during the nine months ended September 30, 2008 was partially offset in the third quarter by Nuevo Sol denominated accounts payable being settled during the quarter.  A net foreign currency gain was realized due to the strengthening of the Nuevo Sol against the US Dollar.

Note 13 — Income Tax

As of September 30, 2008, the Company had a valuation allowance for the full amount of the domestic deferred tax asset resulting from the income tax benefit generated from net losses, as it believes, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2027.  However, the Company is subject to Peruvian income tax on its earnings at a statutory rate, as defined in the Block Z-1 License Contract, of 22%.  Because the Company is under an extended well testing program from which it will finalize a development plan for Block Z-1, it has not moved into the commercial phase of production as defined by the license contract.  As such, certain deductions are disallowed by the Peruvian tax regime while the Company operates under the extended well testing program.  In addition, the tax provision is based on taxable Peruvian income that excludes certain U.S. expenses that are not deductible at the Peruvian level. As a result, the Company recognized a total tax provision for the three and nine months ended September 30, 2008 of approximately $5,050,821 and $5,291,401, respectively.

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

Note 14 — Affiliate and Related Party Transactions

As of September 30, 2008 and December 31, 2007, the Company had no outstanding balances with affiliates or related parties.

Note 15 — Commitments and Contingencies

Charter of Navy Tankers

On October 24, 2007, the Company’s former primary marine transportation contractor entered into two short term agreements with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire.  At the time of the incident, the tanker contained approximately 1,300 barrels of oil. No Company employees were injured. Official environmental impact assessments concluded that environmental issues have been adequately controlled. Even though no civil claims have been asserted against the Company as a result of the Supe incident, the Company believes that it, as a contracting party, and its third party marine contractor, as the time charterer of the Supe, may have limited exposure to civil liability resulting from the Supe incident.  However, the Company considers any such liability to be remote and that such limited exposure, while unknown at this time, will not have a material effect on its financial statements.

Barge Incident

In early August 2006, the Company incurred an operational delay resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru.  As of September 30, 2008, the Company recorded approximately $612,000 in insurance receivable pending the submission of an insurance claim estimated to be approximately $712,000.  A deductible of $75,000 will be applied to this insurance claim when reimbursed.

The Company received proceeds from its underwriter to cover a related claim regarding third party cargo that had been damaged in the grounding incident mentioned above.  During the three months ended September 30, 2008, approximately $80,000 of insurance proceeds were received in connection with this claim.  A deductible of $25,000 was offset against the insurance proceeds received.  This amount is unrelated to the $712,000 hull claim described above as the proceeds from the cargo claim was to the third party owner of the cargo that was damaged.  The hull claim will be finalized upon the dry docking of the vessel.  Because of the delays caused by the drilling of the highly deviated CX11-20XD well during the third quarter 2008, the dry dock of the BPZ-01 is scheduled during the first quarter of 2009.  As of November 9, 2008, the Company has not presented a final claim to its insurance carrier for the barge repairs.

The Company believes that the majority of the costs associated with the grounding incident will be reimbursed through insurance or through a third party.  No assurances can be given, however, that any such recoveries will be sufficient to cover all costs associated with the incident or to the timing of any such recoveries.  The Company intends to file an insurance claim with our underwriters by the end of the first quarter 2009 as well as finalize the reimbursement agreement with the third party.

As a result of the delayed dry dock of the BPZ-01, the Company allowed the Certificate of Inspection from the U.S. Coast Guard to expire, thus prohibiting the BPZ-01 from transporting hazardous cargo within U.S. federal waters.  Because the Company does not intend to take the BPZ-01 out of Peruvian waters, it has re-flagged the BPZ-01 and it is no longer subject to U.S. jurisdiction.

Peru Properties

In connection with its properties in Peru, the Company has obtained five performance bonds totaling $8.0 million to insure certain obligations and commitments, of which one related to the guarantee of import duties related to the FPSO and transport tanker and four relate to performance obligations under the license contracts for Blocks Z-1, XIX, XXII and XXIII.

As of September 30, 2008, the Company had restricted cash deposits of $5.9 million, which partially collateralizes the performance bonds described above.  See Note 8 “Restricted Cash and Performance Bonds” included herein, for further discussion.

Capital Lease of Barge and FPSO Equipment

In February 2008, the Company entered into a lease-purchase agreement to acquire a deck barge (“BPZ-02”) to assist in the platform refurbishment and drilling activities in the Albacora field as well as to assist in future offshore drilling and development activities.  In the near term, the BPZ-02 will be used to act as a tender assist for the Petrex drilling rig as it is moved to the Albacora field in first quarter 2009.  During that time, the BPZ-01 will be placed in dry-dock to repair damages sustained when it ran aground in late 2006.  The acquisition of the BPZ-02 allows the Company better asset maintenance scheduling and will aid in the support of increased offshore exploration and development activities.  The terms of the lease-purchase stipulate a 19% rate of interest (33% effective rate of interest) over a one-year term at which point, title to the BPZ-02 will transfer to the Company upon final payment of the lease.  The Company has accounted for the transaction as a capital lease in accordance to SFAS No. 13, “Accounting For Leases (As Amended)” under the criteria the barge will transfer title at the end of the lease period and, as a result, depreciation will be calculated over the economic life of the asset.

The FPSO equipment was financed through a separate capital lease that commenced when the Company began utilizing the production equipment on board the FPSO in June 2008.  The lease terms are variable and bear an interest rate of 18% based on our incremental borrowing rate for similar equipment.  In accordance with the terms of the lease, a bargain purchase option exists at the end of the lease.  As a result, depreciation will be calculated over the economic life of the asset.  The Company recorded the capital lease at $2.4 million, which represents the present value of the minimum lease payments at the Company’s incremental borrowing rate over the term of the lease, or the fair market value of the asset.

See Note 5 “Property, Equipment and Construction in Progress” included here in, for further discussion of both leases referred to above.

Equipment Purchase Agreement

On September 26, 2008, the Company, through its subsidiary Empresa Eléctrica Nueva Esperanza, SRL(the “Subsidiary”), entered into a $51.5 million contract for purchase of equipment and services (the “Agreement”) with GE Packaged Power, Inc. and GE International, Inc. Sucursal de Peru, which are part of GE Energy’s aeroderivative business.  The Agreement obligates the Company to purchase three LM6000 gas-fired turbines, with an option to purchase a fourth unit, and required an initial down payment of $5.1 million.  Monthly progress payments of $1.1 million will commence in October 2008 for the first unit, $2.3 million in November 2008 for both the first and second units, $3.4 million in December 2008 through September of 2009 for all three units, $2.3 million in October of 2009 for two units and $1.1 million in November of 2009 for the final unit.  A final payment of $1.7 million per unit ($5.1 million total) is due five days after the issuance of the seller’s Notice of Readiness to Ship for each unit.  The contract also contains an option to purchase one additional unit for $18.2 million.  Each turbine will have a generation capacity of 45 megawatts, with excess capacity of approximately 5%.  Delivery of the three units is scheduled for the fourth quarter 2009.

In addition, should the Subsidiary fail to timely make progress payments on the turbines due by December 15, 2008, or fail to provide a comfort letter from the facility agents by December 15, 2008 as required by the Agreement, then the Company will be required to provide a corporate guaranty of the Subsidiary’s remaining payments on or before December 18, 2008.  The corporate guaranty is conditioned upon the Company meeting a financial test of earnings before interest, taxes, depreciation, amortization, and exploratory expenses (not to exceed $5 million) for the three month period ending October 31, 2008 equal to or greater than 2.25 times the sum of payments due for the period between January and March of 2009. If the financial test is not met, the Subsidiary will be required to provide a standby letter of credit.  The Subsidiary may replace the standby letter of credit with the Company’s corporate guaranty if the Company later meets the financial test for any subsequent three month period.

Initially, the Company expects that funding of payments due under the Agreement will come from an on-lending arrangement contained in the $215 million reserve-based lending facility.  After the $120 million project financing mentioned in Note 9 above is closed and funded as expected, any amounts borrowed under the $215 million reserve-based lending facility will be repaid from those proceeds.  For a more detailed description of the $215 million reserve-based lending facility, see Note 9, “Long-Term Debt and Capital Lease Obligations”.

Financing Activities

The Company is actively negotiating with IFC to increase the total debt package to an estimated $350 million for further development of its assets, of which $120 million of the total financing package was approved by the Credit Committee of the IFC on November 29, 2006 and $200 million was approved by the Natixis Credit Committee on September 4, 2008.  See Note 14 “Commitments and Contingencies – Financing Activities” in the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K, as amended, for the year ended December 31, 2007 for further discussion.  Part of the debt issuance was funded through a “C” Loan, which was comprised of $15.5 million of convertible debt and was closed in early November 2007.  The terms of the “C” Loan agreement stipulate a conversion price of $10.39 per share and include a forced conversion exercisable at the Company’s option if the average closing price of the Company’s common stock exceeds a price of $18.19 per share based on the average closing price over twenty consecutive business days.  The Company exercised its conversion option during the second quarter 2008.  This brought IFC’s total ownership in the Company’s common stock to approximately 10%.  The Company anticipates the remaining debt issuance balance to be funded through the following two facilities:

•                                       On August 18, 2008, the Company, through its subsidiaries BPZ Exploracion & Produccion S.R.L and BPZ Marine Peru S.R.L as borrowers, entered into a $15.0 million reserve-based lending facility (the “Loan Agreement”) with the IFC.  The $15.0 million lending facility represents the first tranche of an expected overall lending package of $215 million.  The proceeds will primarily be used to fund the GE Turbines purchase.  The reserve-based lending facility matures in December 2012 and bears interest at an approximate rate of LIBOR plus 2.75%, currently equivalent to 5.85% based on the current six month LIBOR rate of 3.1%.  The maximum amount available under this facility will begin at $15.0 million and will be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The facility is subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, the Company is subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest cover ratio. The Company was in compliance with all applicable covenants of the Loan Agreement as of September 30, 2008.  Funding for the initial $15.0 million facility was subject to satisfying certain conditions precedent which were fulfilled on October 17, 2008 and the entire $15.0 million was drawn down.

On September 4, 2008, Natixis, a major French bank, the co-facility agent with IFC, obtained approval from its Credit Committee to arrange and underwrite the second tranche of $200 million.  This second tranche of the $215 million reserve-based lending facility is currently being negotiated with Natixis and is expected to close in fourth quarter 2008. The Company will draw down on the facility only when necessary.  Initial available funding of approximately $60 million is expected shortly thereafter subject to meeting certain conditions precedent to funding.  The remaining $140 million will be made available as the lending syndicate is identified, which is expected to occur in early 2009.

•                                        The Company is negotiating an additional $120 million debt facility to fund the development of its gas-to-power project.  The final amount will be a function of the type of generation equipment ultimately selected.  The Company is currently negotiating the engineering, procurement and construction contracts that will be conditions precedent to this credit facility.  The Company anticipates closing this loan by mid 2009.

As of November 7, 2008, the final loan documents for the $200 million and $120 million loans have not been completed and are subject to final negotiations, documentation and satisfaction of certain conditions.  See Note 9, “Long-Term Debt and Capital Lease Obligations” for further detail regarding the IFC and Natixis lending facilities.

Note 16 — Legal Proceedings

See Note 15 “Legal Proceedings” in the Company’s Consolidated Financial Statements included in its Form 10-K, as amended, for the year ended December 31, 2007, for detailed discussion.

In addition, on October 24, 2007, the Company’s former primary marine transportation contractor entered into two short-term agreements with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market.  On

January 30, 2008, one of the tankers, the Supe, sank after catching fire.  At the time of the incident, the tanker contained approximately 1,300 barrels of oil. No Company employees were injured. Official environmental impact assessments concluded that environmental issues have been adequately controlled. Even though no civil claims have been asserted against the Company as a result of the Supe incident, the Company believes that it, as a contracting party, and its third party marine contractor, as the time charterer of the Supe, may have limited exposure to civil liability resulting from the Supe incident.  However, the Company considers any such liability to be remote and that such limited exposure, while unknown at this time, will not have a material effect on its financial statements.

Note 17 — Subsequent Event

On October 17, 2008, the Company satisfied certain conditions precedent to funding the initial tranche of the $215 million IFC and Natixis reserve-based lending facility.  As a result, the Company received $15.0 million in proceeds.  See Note 9 “Long-Term Debt and Capital Lease Obligations” for further detail.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Item 1A.  “Risk Factors” included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.  The following information contains forward-looking statements that involve risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” below.

BPZ Resources, Inc., a Texas corporation (the “Company” or “BPZ”), is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador.  We are focused on the exploration, development and production of oil and natural gas in Peru and Ecuador.  We also intend to utilize part of our future natural gas production as a supply source for our complementary development of a Company owned gas-fired power generation facility.

We maintain a Peruvian subsidiary through our wholly-owned subsidiary BPZ Energy, Inc., a Texas corporation (“BPZ — Texas”).  Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres, in four blocks, in northwest Peru.  The license contracts cover 100% ownership of Block Z-1 (739,205 acres), Block XIX (472,860 acres), Block XXII (948,000 acres) and Block XXIII (248,000 acres).  The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII contracts were both signed in November 2007.  Our license contracts provide for an initial exploration period of seven to thirteen years for Block Z-1 and seven to ten years for Blocks XIX, XXII and XXIII.  In addition, the contracts require that we conduct specified activities on the properties during this period.  If the exploration activities are successful, the total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production.

In addition, through our wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, it owns a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”).  The license agreement covering the property extends through May 2016.

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

Oil Development

Corvina Field

We started producing oil from our recent discoveries at the CX-11 platform, located in the Corvina Field in its offshore Block Z-1, under an extended well testing program which began on November 1, 2007.  The Corvina field consists of 47,000 acres in water depths of less than 200 feet.  We are currently concentrating our drilling efforts on West Corvina, which consists of 3,500 acres and we have completed a total of three oil producing wells, the CX11-21XD, the CX11-18XD and the CX11-14D.  The oil is delivered by barge to the Petroperu refinery in Talara, located approximately 100 miles south of the platform.  The remainder is kept in production inventory until such time it is delivered to the refinery.

On October 24, 2007, our former primary marine transportation contractor entered into two short-term agreements with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire.  At the time of the incident, the tanker contained approximately 1,300 barrels of oil, most of which burned in the fire. No Company employees were injured. Official environmental impact assessments concluded that environmental issues have been adequately controlled. Even though no civil claims have been asserted against us as a result of the Supe incident, we believe that we, as a contracting party, and our third party marine contractor, as the time charterer of the Supe, may have limited exposure to civil liability resulting from the Supe incident.  However, we consider any such liability to be remote and that such limited exposure, while unknown at this time, will not have a material effect on our financial statements.  Consequently, the contract with the commercial branch of the Peruvian Navy was allowed to expire in March 2008.  We have not entered into any new contracts with the Peruvian Navy.  As a result of the incident, our operations were voluntarily suspended at the CX-11 platform.

On March 14, 2008, we were notified by the Organismo Supervisor de la Inversión en Energía y Mineria (“OSINERGMIN”), the government regulatory agency in Peru responsible for monitoring industrial safety, that we could resume drilling and testing operations at the CX-11 platform and as a result, we began testing the CX11-18XD well.  Three drill stem tests were conducted in the Upper Zorritos formation.  The first two drill stem tests targeted the lower sands in zones that had not previously been tested.  The third drill stem test targeted sands that had tested oil in our CX11-21XD well. We began producing from the 18XD well in May 2008 and, on June 9, 2008, we received the clearance needed to transport oil from the CX-11 platform to the nearby Talara refinery by the corresponding Peruvian environmental agency.  In addition, our floating production storage and offloading (“FPSO”) vessel was placed in position near the CX-11 platform and is currently receiving production from the platform.

Upon completion of the CX11-18XD well referred to above, we spudded the CX11-20XD well in May 2008.  The CX11-20XD well is positioned higher up the geologic structure from the CX11-21XD well.  The well has been positioned to further develop the top gas sands found in the previously drilled 21XD well, the oil sands currently producing in the 21XD and 18XD wells, the oil sands encountered and briefly tested in the 18XD well during the initial drill-stem test number one, as well as sands found in the 14D well.  The well tested positive for oil in quantities that we believe to be commercially producible.  We completed two drill stem tests on four sets of oil sands in the well.  Currently, we intend to complete the CX11-20XD well as an oil-producing well under the extended well testing program currently ongoing at the Corvina field. However, because the well crosses sands which tested positive for what we believe to be economic quantities of gas in both the 21XD and 18XD wells, we intend to re-complete the CX11-20XD well to allow the well to produce both gas and oil when the gas is needed for our gas-to-power project.

We intend to spud the CX11-15D well by mid-November 2008.  We expect this well to take approximately 90 days to reach total depth, and to be tested and completed in early 2009.  The 15D well represents the final well to be drilled from the CX-11 platform under the initial Corvina drilling program.  Upon completion of the CX11-15D well, we intend to focus our drilling efforts on the Albacora Field.

Albacora Field

The Albacora Field is located in the northern part of our offshore Block Z-1.  It consists of approximately 6,000 acres and, like the Corvina Field, Albacora is located in water depths of less than 200 feet. Once the drilling rig has been moved from Corvina and set in place the Albacora A-1 platform which is currently being refurbished, we plan to drill the A-14XD well, a twin well to Albacora’s discovery well to the Albacora 8-X-2 discovery well.  The first well in Albacora will qualify will qualify as an exploratory well as we plan on testing the prospective Lower Zorritos formation sands.  The 8-X-2 discovery well, drilled 35 years ago, tested oil and gas in the upper Zorritos formation sands at quantities we believe to be commercially producible.  Our initial drilling plans in Albacora are to drill at least six new wells and then recomplete three oil wells currently shut-in at the A-1 platform.

Gas-to-Power Project

The Corvina Gas-to-Power project entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, construction of gas processing facilities and an approximately 135 megawatt (“MW”) simple-cycle electric generating plant.  The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 360 MW of power. In order to support our proposed electric generation project, we commissioned an independent power market analysis for the region. The Peruvian electricity market is deregulated and power is transported through an interconnected national grid managed by the Committee for Economic Dispatching of Electricity (known as COES). Based on this study, we believe we will be able to sell economic quantities of electricity from the initial 135 MW power plant. The market study also indicates that there may be future opportunities for us to generate and sell significantly greater volumes of power into the Peruvian and possibly Ecuadorian power markets.  Our plan is to own 100% of the power plant. Accordingly, our revenues from the natural gas delivered to the power plant will be derived from the sale of electricity, which is currently projected to commence mid 2010, though this schedule is subject to many factors outside our control, including obtaining all necessary financing and equipment.  No assurance can be given that we can meet this schedule.

We are currently working on securing and finalizing funding for our gas to power initiatives comprised of approximately $120 million of senior debt to be syndicated by the International Finance Committee (“IFC”), which is expected to close by mid 2009. This financing will be subject to identification of the lending syndicate members and subsequent negotiation and approval of the necessary loan documentation.

On September 26, 2008, we entered into a $51.5 million contract, through its subsidiary Empresa Eléctrica Nueva Esperanza, SRL, for purchase of equipment and services (the “Agreement”) with GE Packaged Power, Inc. and GE International, Inc. Sucursal de Peru, which are part of GE Energy’s aeroderivative business.  The Agreement obligates us to purchase three LM6000 gas-fired turbines, with an option to purchase a fourth unit, and required an initial down payment of $5.1 million. Monthly progress payments of $1.1 million will commence in October 2008 for the first unit, $2.3 million in November 2008 for both the first and second units, $3.4 million in December 2008 through September of 2009 for all three units, $2.3 million in October of 2009 for two units and $1.1 million in November of 2009 for the final unit.  A final payment of $1.7 million per unit ($5.1 million total) is due five days after the issuance of the seller’s Notice of Readiness to Ship for each unit. The contract also contains an option to purchase one additional unit for $18.2 million.  Each turbine will have a generation capacity of 45 megawatts, with excess capacity of approximately 5%.  Delivery of the three units is scheduled for the fourth quarter 2009.  See “Liquidity, Capital Resources and Capital Expenditures” for further detail regarding the Agreement.

Initially, we expect that funding of payments due under the Agreement may come from an on-lending arrangement (loans between our subsidiaries) contained in the $215 million reserve-based lending facility.  After the $120 million project financing mentioned above is closed and funded as expected, any amounts borrowed under the on-lending arrangement from the $215 million reserve-based lending facility will be repaid from those proceeds.  For a more detailed description of the on-lending arrangement from the $215 million reserve-based lending facility, see Note 9, “Long-Term Debt and Capital Lease Obligations”.

Memorandum of Understanding with Shell Exploration Company (West) B.V.

On June 26, 2008, we entered into a Memorandum of Understanding (“MOU”) with Shell Exploration Company (West) B.V. (“Shell”). This non-binding MOU establishes the basis for both parties to move forward with negotiations for a possible joint venture agreement with the ultimate goal of jointly developing Blocks Z-1, XIX and XXIII in Northwest Peru into large-scale oil and gas ventures, including regional power generation, gas supply for local and regional industry, and liquefied natural gas (“LNG”). Our purpose in considering forming a joint venture is to complement BPZ’s assets, local knowledge and experience, stakeholder relationships, and vision with Shell’s technology, equipment, manpower and leadership, especially in gas marketing.

The purpose of the joint venture would be to accelerate the exploration of Blocks Z-1, XIX and XXII.  In addition, we would expect an agreement that includes, but is not limited to, the following fundamental features:

•                  An unincorporated joint venture in Blocks Z-1, XIX and XXIII.

•                  BPZ would be the operator of record in the three blocks mentioned above.

•                  BPZ would initially retain 100% of the oil and gas assets in the Corvina, Delfin and Mero fields as well as 100% of the oil assets in the Albacora field, (the “Carved-out areas”) to enable BPZ to appraise the Carved-out areas. Shell would have the option to buy a 50% interest in any one of these four Carved-out areas, beginning in July 2012 and ending at an agreed time, at prevailing market prices. Additionally, Shell would join with BPZ to refurbish the platform and drill the first well in Albacora.  BPZ would retain 100% of the potential oil assets and 50% of the potential gas assets discovered in Albacora until such time Shell elects to exercise its option to buy the remaining 50% interest in the potential oil assets.

•                  BPZ would retain its 100% ownership of its planned gas-to-power project, subject to Shell’s option to buy a 50% interest in the project at a later date.

•                  Shell would commit to a three-phase exploration and appraisal program for up to approximately $300 million. Shell has the option to exit at the end of each phase. If Shell exercises its option to exit at the end of any phase, the respective participation would revert back to BPZ at no cost. The work program would be focused on appraising the Mancora gas formation found in Blocks Z-1, XXIII and XIX and the deepwater prospects in Block Z-1, as well as other prospects, thus enhancing BPZ’s ability to fulfill its commitments mandated by the license contracts covering Blocks Z-1, XIX and XXIII. This program would primarily consist of 2-D and 3-D seismic surveys in Blocks XXIII and Z-1, respectively, and the drilling of approximately 12 new wells. Shell and BPZ would share costs equally after the initial $300 million program.

•                  Any future oil and/or prospective gas production, excluding that acquired from the Carved-out areas, would be shared by both parties.

•                  In case sufficient gas is discovered to warrant a LNG project, BPZ and Shell would form a joint venture to develop the project, with Shell serving as the operator.

However, both parties have agreed that under no circumstance will an agreement be finalized for the acquisition of the Company’s rights in the three blocks until all necessary board of director, management and government approvals have been obtained and fully defined agreements have been negotiated and executed by both parties or their respective affiliated companies. Negotiations on the agreement with Shell are underway.  No assurances can be made that such an agreement will be finalized and consummated.

Results of Operations

Revenue

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$33,440,330	$—	$44,843,046	$—

We began producing oil on a limited basis in November 2007 from the CX11-21XD and 14D wells in the Corvina Field under an extended well testing program.  During the second quarter 2008, we added production from the 18XD well under the extended well testing program.  The oil is delivered by barge to the Petroperu refinery in Talara, located approximately 100 miles south of the platform.  The remainder is kept in production inventory until we increase the inventory quantities to a sufficient level that the refinery in Talara will accept delivery.  We have entered into two contracts for the sale of oil to Petroperu since we began oil production in November 2007.  The first contract was for the sale of up to 200,000 barrels of oil to the refinery in Talara.  The contract was fulfilled in June 2008.  The current sales contract with Petroperu is for the deliver of up to 400,000 barrels of oil to the Talara refinery.  Similar to the first sales contract, the current sales contract is based on Northwest Oil Basket pricing which is comprised of Oman, Fortes and Suez Blend pricing.  The unadjusted sales price is based on the past five-day average before the crude oil delivery date.  The price is then discounted for the quality of the oil delivered.  The determination of quality is based on the gravity of the oil expressed in degrees, as determined under standards established by the American Petroleum Institute (“API”).  The price is discounted at a rate of 0.53% of the basket price per one degree API lower than the benchmark of 33 degrees API as stipulated in the contract.  In addition a fixed premium of $0.75 per barrel is added to the price as a result of the high diesel content of the crude oil.

Royalties are calculated by Perupetro as stipulated in the Block Z-1 license agreement based on the same Northwest Oil Basket.  However, their calculation is based on the past two week average price before the crude oil delivery date, as opposed to being based on the past five-day average price before the crude oil delivery date.

The Corvina wells were voluntarily shut-in as a result of the barge incident on January 30, 2008.  Production resumed in full on June 9, 2008, as a result of receiving the clearance needed to transport oil from the CX-11 platform to the nearby Talara refinery by the corresponding Peruvian environmental agency.  In addition, our FPSO vessel was placed in position near the CX-11 platform and began receiving production from the platform during the second quarter ended June 30, 2008.

During the three and nine months period ended September 30, 2008, we produced approximately 329,090 barrels and 455,841 barrels, respectively.  We sold approximately 322,171 barrels and 437,243 barrels during the three and nine months ended September 30, 2008 at an average price, net of royalties, of approximately $103.80 per barrel and $102.56, respectively.  In January 2008, we incurred production and transportation delays due to the incident involving one of the Peruvian Navy tankers being used to transport oil to market. 1 “Oil Development — Corvina Field” above for a more detailed discussion of the incident.  Approximately 1,300 barrels of oil were lost in the fire aboard the tanker.  The cost of the crude oil lost was approximately $62,000 and was expensed through lease operating expense and depreciation, depletion and amortization.

We had no oil sales during the three and nine months ended September 30, 2007.

Operating Expenses

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
General and administrative	$10,406,515	$5,574,985	$28,644,083	$12,437,516
Lease operating expense	3,582,490	—	6,942,112	—
Geological, geophysical and engineering	210,731	1,955,155	507,342	3,925,406
Depreciation, depletion and amortization	5,673,404	56,651	7,946,772	163,437
Total operating expenses	$19,873,140	$7,586,791	$44,040,309	$16,526,359

Our operating expenses consist principally of general and administrative costs including stock based compensation as well as geological, geophysical and engineering costs, lease operating costs and depreciation, depletion and amortization.

General and administrative costs have increased from $5,574,985 and $12,437,516 during the three and nine month period ended September 30, 2007, respectively,  to $10,406,515 and $28,644,083, during the three and nine month period ended September 30, 2008, respectively.  Included in general and administrative expenses is stock-based compensation expense.  The increase was due to Stock-based compensation expense for the three and nine months ended September 30, 2008 was approximately $4,959,553 and $13,419,317 compared to $2,811,352 and $4,712,874 during the same period ended September 30, 2007.  Stock based compensation expense is primarily related to our restricted stock grants, and accrued stock-based compensation under our 2007 Long-Term Incentive Plan and 2007 Directors Compensation Incentive Plan.  We use equity incentives to attract and retain key personnel.  In addition, the remaining increase in general and administrative is a result of the addition of necessary personnel to support our increased activity levels.

We incurred lease operating expense during the three and nine months ended September 30, 2008 of $3,582,490 and $6,942,112, respectively, due to the commencement of oil production.  This amount includes approximately $38,000 related to the cost of the approximately 1,300 barrels of oil that was lost as a result of the tanker incident.  As mentioned previously, we had no oil production during the nine months ended September 30, 2007 and therefore no lease operating expense during the same period.

Geological, geophysical and engineering cost for the three months ended September 30, 2008 as compared to the same period ended September 30, 2007 decreased significantly from $1,955,155 to $210,731, respectively, and from $3,925,406 to $507,342 for the nine month period ended September 30, 2007 and September 30, 2008, respectively.  The decrease is primarily due to performing 200 kilometers of 2-D seismic in Block XIX during the quarter ended September 30, 2007 in accordance with the Block XIX License Contract.

Depreciation, depletion and amortization increased significantly from $56,651 and $163,437 during the three and nine months ended September 30, 2007, respectively, to $5,673,404 and $7,946,772 during the three and nine months ended September 30, 2008, respectively, primarily due to depletion expense generated by oil production in the Corvina Field.  This amount includes approximately $24,000 related to the cost of the approximately 1,300 barrels of oil that was lost as a result of the tanker incident.

We received net cash distributions from our investment in Ecuador property of approximately $200,000 and $800,000 during the three and nine months ended September 30, 2008, respectively, compared to net cash distributions of approximately

$242,844 and $250,797 during the three and nine months ended September 30, 2007, respectively.  Since our investment consists of an interest in a producing oil and gas property, we are amortizing the investment on a straight-line basis over the remaining term of the license agreement covering the property.  Accordingly, we recorded $46,896 and $140,688 of amortization expense during the three and nine months ended September 30, 2008, respectively, and the same amounts during the three and nine months ended September 30, 2007.

We capitalized interest expense of $892,727 and $2,901,982 during the three and nine months ended September 30, 2008, respectively, primarily related to our capital lease obligations and the IFC convertible debt.  We incurred interest expense of approximately $2,939 and $4,104 during the three and nine months ended September 30, 2007, respectively.

We received interest income of approximately $10,005 and $206,499 during the three and nine months ended September 30, 2008, respectively, as compared to $256,557 and $754,304 during the three and nine months ended September 30, 2007, respectively, as a result of the increased cash balances during the three and nine months ended September 30, 2007 due to lower operating expenses.

Other income and (expense) increased from $(17,730) and $27,059 during the three and nine months ended September 30, 2007, respectively, to $(68,146) and $155,847 for the three and nine months period ended September 30, 2008 respectively.  The increase for the three and nine months ended September 30, 2008, is mostly due to realized foreign exchange rate loss of approximately $58,147 and an exchange rate gain of approximately $165,637, respectively.  The exchange rate gain is primarily related to the early recovery of IGV or Value Added Taxes in Peru.  IGV under the early recovery program is denominated in the Peruvian Nuevo Sol currency.  However, the total gain during the nine months ended September 30, 2008 was partially offset in the third quarter by Nuevo Sol denominated accounts payable being settled during the quarter.  A net foreign currency gain was realized due to the strengthening of the Nuevo Sol against the US Dollar. See Item 3. Quantitative and Qualitative Disclosures About Market Risk, “Foreign Currency Exchange Rate Risk” for a more detailed discussion.

We recognized a total tax provision for the three and nine months ended September 30, 2008 of approximately $5,050,821 and $5,291,401, respectively, compared to tax gain of $11,301 and a tax loss of $39,001 for the same periods ended September 30, 2007.  The difference is primarily due to oil sales from our production in Block Z-1 during the three months ended September 30, 2008.  We are subject to Peruvian income tax on our earnings at a statutory rate, as defined in the Block Z-1 License Contract, of 22%.  Because we are under an extended well testing program from which we will finalize a development plan for Block Z-1 we have not moved into the commercial phase of production as defined by the license contract.  As such, certain deductions are disallowed by the Peruvian tax regime while the Company operates under the extended well testing program.  In addition, the tax provision amount is based on taxable Peruvian income that excludes certain U.S. expenses that are not deductible at the Peruvian level.  The tax expense in 2007 is related to the revenues from our 10% non-operated working interest in the Santa Elena Property in southwestern Ecuador and its affect on our US non-consolidated returns.  We were unable to offset the operating losses generated from our Peruvian branch with the revenues from our Ecuador branch.

We realized net income of $8,611,332 or $0.11 per basic and diluted share and a net loss of $(3,467,006) or $(0.05) per basic and diluted share during the three and nine months ended September 30, 2008, respectively, compared to a net loss of $(7,159,220) or $(0.10) per basic and diluted share and $(15,847,543) or $(0.23) per basic and diluted share for the same periods in 2007.  The net income was due to oil revenues during the nine months ended September 30, 2008 compared with no oil revenues during the nine months ended September 30, 2007.

Liquidity, Capital Resources and Capital Expenditures

Prior to generating significant revenue from Corvina oil sales, our primary source of cash flow was cash proceeds from private and public placements of our common stock and limited debt facilities.  At September 30, 2008 we had a working capital deficit of $17.5 million.

As of October 31, 2008, our cash balance was approximately $14.4 million.  With our current cash balance, proceeds from the expected additional IFC and Natixis debt facilities, current Corvina Oil development cash flow, other potential third-party financing and potentially from future equity raises, as described below, we believe we will have sufficient capital resources to execute our initial Corvina oil development project, Albacora oil development project and gas-to-power project as we currently envision them.  However, the timing and execution of our project is dependent on a variety of factors, including the technical design of facilities, permitting, availability of equipment, time and costs required for delivery and construction, performance by contractors and the success of planned financing, many of which are factors outside our control and cannot be assured.

Production

We began producing oil on a limited basis in November 2007 from the CX11-21XD and 14D wells in the Corvina Field under an extended well testing program.  During second quarter 2008, we added production from the 18XD well.  The oil is delivered by barge to the Petroperu refinery located approximately 100 miles south of the platform.  The remainder is kept in production inventory until we increase the inventory quantities to a sufficient level that the refinery in Talara will accept delivery.  Our current sales contract with Petroperu is based on Northwest Oil Basket pricing which is comprised of Oman, Fortes and Suez Blend pricing.  The unadjusted sales price is based on the past five-day average before the crude oil delivery date.  The price is then discounted for the quality of the oil delivered.  The determination of quality is based on the gravity of the oil expressed in degrees, as determined under standards established by the American Petroleum Institute (“API”).  The price is discounted at a rate of 0.53% of the basket price per one degree API lower than the benchmark of 33 degrees API as stipulated in the contract.  In addition a fixed premium of $0.75 per barrel is added to the price as a result of the high diesel content of the crude oil.

Royalties are calculated by Perupetro as stipulated in the Block Z-1 license agreement based on the same Northwest Oil Basket.  However, their calculation is based on the past two week average price before the crude oil delivery date, as opposed to being based on the past five-day average before the crude oil delivery date.

The Corvina wells were voluntarily shut-in as a result of the barge incident on January 30, 2008.  Production resumed in full on June 9, 2008, as a result of receiving the clearance needed to transport oil from the CX-11 platform to the nearby Talara refinery by the corresponding Peruvian environmental agency.  In addition, our FPSO vessel was placed in position near the CX-11 platform and began receiving production from the platform during the second quarter ended June 30, 2008.

During the three and nine month period ended September 30, 2008, we produced approximately 329,090 barrels and 455,841 barrels, respectively.  We sold approximately 322,171 barrels and 437,243 barrels during the three and nine months ended September 30, 2008 at an average price, net of royalties, of approximately $103.80 per barrel and $102.56, respectively.  In January 2008, we incurred production and transportation delays due to the incident involving on of the Peruvian Navy tankers being used to transport oil to market.  See Note 1, “Basis of Presentation and Significant Accounting Policies — Corvina” above for a more detail discussion of the incident. Approximately 1,300 barrels of oil were lost in the fire aboard the tanker.  The cost of the crude oil lost was approximately $62,000 and was expensed through lease operating expense and depreciation, depletion and amortization.

We had no oil sales during the three and nine months ended September 30, 2007.

We are currently using two tank barges under a capital lease agreement as a floating production and storage facility (“FPSO”) and a transport barge.  The two barges under a capital lease, the Namoku and the Nu’uanu, each have a capacity of approximately 40,000 barrels.  The Namoku is being used as a FPSO, moored adjacent to the CX-11 platform, while the Nu’uanu is being used to transport oil between the Corvina field off shore in northwest Peru in the Z-1 block and the Petroperu refinery in Talara located approximately 100 miles south of our operations.

The FPSO, the Namoku, as well as the storage barge, the Nu’uanu, are under a separate capital lease agreement.  The capital lease for the production equipment commenced in June 2008, the date the equipment was put into service.  The lease terms are variable and bear an interest rate of 18% based on the Company’s incremental borrowing rate for similar equipment.  In accordance with the terms of the lease, a bargain purchase option exists at the end of the lease.  As a result, depreciation will be calculated over the economic life of the asset.  The Company recorded the capital lease at $2.4 million, which represents the present value of the minimum lease payments at the Company’s incremental borrowing rate over the term of the lease, or the fair market value of the asset.

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

We have used the proceeds from the offering for general corporate purposes, including: the reduction of outstanding indebtedness, or other corporate obligations, capital expenditures and general working capital requirements, including testing and drilling operations and commencement of development of our Albacora Field property.

As of September 30, 2008, we had long-term debt and capital lease obligations outstanding of $22,580.  On November 19, 2007, we entered into a convertible debt agreement (“C Loan”) between IFC for approximately $15.5 million.  The terms of the loan agreement stipulated a conversion price of $10.39 per share and included a forced conversion exercisable at our option if the closing price of the our common stock exceeded a price of $18.19 per share, based on the average closing price over twenty consecutive business days.  In May 2008, we converted this long-term debt into 1,491,819 shares of our common stock and settled approximately $15.5 million in long-term debt.  The IFC currently owns approximately 10% of the Company’s outstanding common stock.

We are actively negotiating with IFC to increase the debt package to an estimated $350 million for further development of its assets, of which $120 million of the total financing package was approved by the Credit Committee of the IFC on November 29, 2006 and $200 million was approved by the Natixis Credit Committee on September 4, 2008.  See Note 14 “Commitments and Contingencies – Financing Package” in the Company’s form 10-K, as amended, for the period ended December 31, 2007 for further discussion.  Part of the debt issuance was funded through a “C” Loan, as described above.  We anticipate the remaining debt issuance balance to be funded through the following two debt facilities:

•                                       On August 18, 2008, we entered into a $15.0 million reserve-based lending facility (the “Loan Agreement”) with IFC through our subsidiaries BPZ Exploracion & Produccion S.R.L and BPZ Marine Peru S.R.L as borrowers.  The $15 million lending facility represents the first tranche of an expected overall lending package of $215 million.  The proceeds will primarily be used to fund the GE Turbines purchase.  The reserve-based lending facility matures in December 2012 and bears interest at an approximate rate of LIBOR plus 2.75%, currently equivalent to 5.85% based on the current six month LIBOR rate of 3.1%.  The maximum amount available under this facility will begin at $15.0 million and will be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The facility is subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, we are subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest cover ratio. We were in compliance with all applicable covenants of the Loan Agreement as of September 30, 2008.  Funding for the initial $15.0 million facility was subject to satisfying certain conditions precedent which were fulfilled on October 17, 2008 and the entire $15.0 million was drawn down.

The Loan Agreement provides for events of default customary for agreements of this type, including, among other things, payment breaches under any of the finance documents for the first and second tranche of the senior debt; failure to comply with obligations; representation and warranty breaches; expropriation of the assets, business or operations of any borrower; insolvencies of any borrower; certain attachments against the assets of any borrower; failure to maintain certain authorizations with respect to any financing documents with the IFC, the development and operation of the Corvina Field in Block Z-1, any additional petroleum assets under license contracts with Perupetro or certain other key agreements; revocation of any financing or security documents with the IFC or certain key agreements; defaults on certain liabilities; certain judgments against the borrower or any subsidiary; abandonment or extended business interruption of the Corvina Field or certain other petroleum assets; engagement in certain sanctionable practices; or restrictions are enacted in Peru that could inhibit any payment a borrower is required to make under the financing documents with the IFC.

If an event of default occurs, IFC and any additional facility agent may (i) terminate all or part of the relevant facility; (ii) declare all or part of the principal amount of the loan, together with accrued interest, immediately due and payable;  (iii) declare all or part of the principal amount of the loan, together with accrued interest, payable on demand; or (iv) declare any and all of the security documents under the facility enforceable and exercise its rights under such documents. In addition, if any borrower is liquidated or declared bankrupt, all loans and interest accrued on it or any other amounts due, will become immediately due and payable without notice.

On September 4, 2008, Natixis, a major French bank, the co-facility agent with IFC, obtained approval from its Credit Committee to arrange and underwrite the second tranche of $200 million.  This second tranche of the $215 million reserve-based lending facility is currently being negotiated with Natixis and is expected to close in fourth quarter 2008. We will draw down on the facility only when necessary.  Initial available funding of approximately $60 million is expected shortly thereafter subject to meeting certain conditions precedent to funding.  The remaining $140 million will be made available as the lending syndicate is identified, which is expected to occur in early 2009.

•                                               We are negotiating an additional $120 million debt facility to fund the development of its gas-to-power project.  The final number will be a function of the type of generation equipment ultimately selected.  We are currently negotiating the engineering, procurement and construction contracts that will be conditions precedent to this credit facility.  We anticipate closing this loan by mid 2009.

As of November 7, 2008, the final loan documents for the $200 million reserve-based lending facility and $120 million loans have not been completed and are subject to final negotiations, documentation and satisfaction of certain conditions.

During the nine months ended September 30, 2008, we entered into two loan agreements with Peruvian banks to borrow approximately $2.8 million.  The loans were collateralized by IGV receivables and bore interest rates of approximately 8% each.  The Company paid off the entire outstanding balance as of September 30, 2008.

Equipment Activity

During the nine months ended September 30, 2008, we incurred capital expenditures of approximately $77.7 million associated with our development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of proprietary gas-fired power generation of electricity for sale in Peru.

Of the incurred costs mentioned above, we incurred capital expenditures related to the drilling and testing of the CX11-18XD of approximately $19.0 million during the nine months ended September 30, 2008.  We performed three drill stem tests of the CX11-18XD.  The three drill stem tests were conducted in the Upper Zorritos formation.  The first two drill stem tests targeted the lower sands in zones that had not previously been tested.  The third drill stem test targeted sands that had tested oil in the Company’s CX11-21XD well.  We began producing from the 18XD well in May of 2008.

In addition, we spudded the CX11-20XD well in May 2008.  The CX11-20XD well is positioned higher up in the geologic structure from the CX11-21XD well.  The well has been positioned to further develop the top gas sands found in the previously drilled 21XD well, the oils sands currently producing in the 21XD and 18XD wells, the oil sands encountered and briefly tested in the 18XD well during the initial drill-stem test number one, as well as sands found in the 14D well.  The well tested positive for oil in quantities that we believe to be commercially producible.  We completed two drill stem tests on four sets of oil sands in the well.  Currently, We intend to complete the CX11-20XD well as an oil-producing well under the extended well testing program currently ongoing at the Corvina field. However, because the well crosses sands which tested positive for what we believe to be economic quantities of gas in both the 21XD and 18XD wells, we intend to re-complete the CX11-20XD well to allow the well to produce both gas and oil when the gas is needed for our gas-to-power project.  Total capital expenditures incurred on this well for the nine months ended September 30, 2008 is approximately $25.3 million.

We intend to spud the CX11-15D well by mid-November 2008.  We expect this well to take approximately 90 days to reach total depth, and to be tested and completed in early 2009.  The 15D well represents the final well to be drilled from the CX-11 platform under the initial Corvina drilling program.  Upon completion of the CX11-15D well, we intend to focus our drilling efforts on the Albacora field located in the northern part of its offshore Block Z-1.

We also incurred costs of approximately $9.3 million during the nine months ended September 30, 2008 for the installation of sea-bed pipelines and a new mooring system as a result of placing the FPSO into service.  This new program should enable us to initiate production in a more efficient manner which will allow for a better understanding of the behavior and characteristics of the Corvina oil field.

In preparation for our drilling campaign in Albacora, we performed well control on the existing well heads located at the platform.  We incurred approximately $1.5 million in well control costs to provide a safe environment to begin the refurbishment of the A-1 platform.

In February 2008, we entered into a lease-purchase agreement to acquire the BPZ-02 for approximately $7.0 million.  The BPZ-02 is a deck barge approximately 330 feet in length.  It will assist in the platform refurbishment and drilling activities in the Albacora field as well as to assist in future offshore drilling and development activities.  In the near term, the

BPZ-02 is being used to act as a tender assist for the Petrex drilling rig until it is moved to the Albacora field in first quarter 2009.  During that time, as mentioned in Note 15 “Commitment and Contingencies”, the BPZ-01 will be placed in dry-dock to repair damages sustained when it ran aground in late 2006.  The acquisition of the BPZ-02 allows us better asset maintenance scheduling and will aid in the support of increased offshore exploration and development activities.  The terms of the lease-purchase stipulate a 19% rate of interest (33% effective rate of interest) over a one-year term at which point, title to the BPZ-02 will transfer to us upon final payment of the lease.  We are accounting for the transaction as a Capital Lease in accordance to SFAS 13, “Accounting For Leases (As Amended)” under the applicable criteria, title to the barge will transfer at the end of the lease period and, as a result, depreciation will be calculated over the economic life of the asset.

In addition, we entered into a capital lease agreement for the production equipment on board the FPSO.  The FPSO, the Namoku, as well as the storage barge, the Nu’uanu, are under a separate capital lease agreement.  The capital lease for the production equipment commenced in June 2008, the date the equipment was put into service.  The lease terms are variable and bear an interest rate of 18% based on our incremental borrowing rate for similar equipment.  In accordance with the terms of the lease, a bargain purchase option exists at the end of the lease.  As a result, depreciation will be calculated over the economic life of the asset.  We recorded the capital lease at $2.4 million, which represents the present value of the minimum lease payments at our incremental borrowing rate over the term of the lease, or the fair market value of the asset.

We continue to work on the development of a Company-owned gas-fired power generation facility.  We incurred costs of approximately $3.6 million related to the drafting of certain design specifications for the power plant.  In addition, on September 26, 2008, we entered into a $51.5 million contract through our subsidiary, Empresa Eléctrica Nueva Esperanza, SRL (the “Subsidiary”), for purchase of equipment and services (the “Agreement”) with GE Packaged Power, Inc. and GE International, Inc. Sucursal de Peru, which are part of GE Energy’s aeroderivative business.  The Agreement obligates us to purchase three LM6000 gas-fired turbines, with an option to purchase a fourth unit, and requires an initial down payment of $5.1 million.

Should our Subsidiary fail to timely make progress payments on the turbines due by December 15, 2008, or fail to provide a comfort letter from the facility agents by December 15, 2008 as required by the Agreement, then we will be required to provide a corporate guaranty of our Subsidiary’s remaining payments on or before December 18, 2008.  The corporate guaranty is conditioned upon us meeting a financial test of earnings before interest, taxes, depreciation, amortization, and exploratory expenses (not to exceed $5 million) for the three month period ending October 31, 2008 equal to or greater than 2.25 times the sum of payments due for the period between January and March of 2009. If the financial test is not met, our Subsidiary will be required to provide a standby letter of credit.  Our Subsidiary may replace the standby letter of credit with our corporate guaranty if we later meet the financial test for any subsequent three month period.

We also incurred costs for office equipment and leasehold improvements for our offices in Houston, Peru and Ecuador of approximately $0.3 million and for the purchase of machinery and equipment used in operations in Peru of approximately $0.6 million.

In accordance with “successful efforts” method of accounting, we capitalized approximately $245,062 and $658,474 of depreciation expense mainly related to the tender assist barges serving as support equipment, to construction in progress for the three and nine month period ended September 30, 2008, respectively.  In addition, we capitalized interest expense for the three and nine months ended September 30, 2008 of approximately $892,727 and $2,901,982, respectively, to construction in progress.

Performance Bonds

In connection with its properties in Peru, we have obtained five performance bonds totaling $8.0 million to insure certain obligations and commitments, of which one related to the guarantee of import duties related to the FPSO and transport tanker and four relate to performance obligations under the license contracts for Blocks Z-1, XIX, XXII and XXIII.  As of September 30, 2008, we had restricted cash deposits of $5.9 million, which partially collateralizes the performance bonds.

During the nine months ended September 30, 2008, we were refunded $0.3 million related to the second exploration phase under the Block XIX license contract and approximately $1.0 million related to a performance commitment under a drilling services contract.  We were required to post a $0.6 million performance bond in connection with the third phase of exploration under the Block XIX license contract.  We also posted a $2.8 million bond to guarantee import duties for the FPSO barge and transport tanker as well as the BPZ-02.

All of the performance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contract.

Exploration Activity

In connection with the Block XIX license contract, during the second quarter 2007, we began shooting 200 kilometers of 2-D seismic. The work was completed during the third quarter 2007.  The cost to acquire this seismic data was approximately $3.6 million.  Based on the results of the 2-D seismic surveys and in order to comply with the requirements under the next phase of the related license contract, we plan to drill a well in Block XIX in early 2009 at an estimated cost of $8.0 million.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

	Payments Due by Period at September 30, 2008
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations:
Operating lease obligation(1)	$397,408	$212,894	$184,514	$—	$—
Debt obligation(2)	10,668,080	10,644,618	23,462	—	—
Purchase obligation (3)	46,318,500	39,456,500	6,862,000
Total	$57,383,988	$50,314,012	$7,069,976	$—	$—

(1)	Operating leases for our executive office in Houston, Texas, our branch office in Quito, Ecuador, and our branch office and corporate apartments in Lima, Peru.

(2)

Includes capital lease for two production and storage barges which began in August 2007 and is set to expire in November 2009. Lease payments are variable based on the working status of the barges, with a purchase option of $5,000,000 after the first year of the lease and $4,000,000 after the maturity date of the lease. Also, includes lease-purchase of the BPZ-02 which stipulates a 19% rate of interest (33% effective rate of interest) over a one-year term at a fixed rate of payment of $694,167. At the end of the term, title to the BPZ-02 will transfer to us upon final payment of the lease. In addition, includes the $2.4 million capital lease of the production equipment onboard the Floating Production Storage and Offload Facility, the Namoku. The lease terms are variable and bear an interest rate of 18% based on our incremental borrowing rate for similar equipment. In accordance with the terms of the lease, a bargain purchase option exists at the end of the lease. Lastly, includes the capital lease for office furniture in our executive office in Houston, Texas expiring in 2010.

(3)

Purchase of three LM6000 gas-fired turbines, with an option to purchase a fourth unit, and requires an initial down payment of $5.1 million.  Monthly progress payments of $1.1 million will commence in October 2008 for the first unit, $2.3 million in November 2008 for both the first and second units, $3.4 million in December 2008 through September of 2009 for all three units, $2.3 million in October of 2009 for two units and $1.1 million in November of 2009 for the final unit.  A final payment of $1.7 million per unit ($5.1 million total) is due five days after the issuance of the seller’s Notice of Readiness to Ship for each unit.  The contract also contains an option to purchase one additional unit for $18.2 million.

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

In Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, we identified our most critical accounting policies upon which our financial condition depends as those relating to oil reserves, successful efforts method of accounting, revenue recognition, impairment of long-lived assets, future dismantlement, restoration, and abandonment costs, as well as stock-based compensation.

In addition, in May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial position, results of operations or cash flows.

Also in June 2008, the FASB issued Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”), which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method. FSP EITF 03-6-1 is effective for us on January 1, 2009 and all prior-period EPS data (including any amounts related to interim periods, summaries of earnings and selected financial data) will be adjusted retroactively to conform to its provisions. Early application of FSP EITF 03-6-1 is not permitted. Although restricted stock awards meet this definition, the Company does not expect the application of FSP 03-6-1 to have a significant impact on its reported earnings per share.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  Market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, successful installation and operation of the new turbines, availability of capital resources, timing of syndication of and disbursements under the anticipated debt financing with IFC and Natixis, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to us is included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

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

Interest Rate Risk.

As of September 30, 2008, we had long-term debt and capital lease obligations of approximately $22,580 and current maturities of long-term debt and capital lease obligations of approximately $10.2 million, consisting of three capital lease obligations for two barges and production equipment and two loans for office furniture

The first capital lease obligation is for the FPSO barges which began in August 2007 and is set to expire in November 2009. Lease payments are variable based on the working status of the barges, with a purchase option of $5,000,000 after the first year of the lease and $4,000,000 after the maturity date of the lease.  The capital lease obligation has an imputed interest rate of 18.00% over a lease term.  The second capital lease obligation contains a lease-purchase option and stipulates a 19% rate of interest (33% effective rate of interest) over a one year term, at which point title to the BPZ-02 will transfer to us upon final payment of the lease.  The third capital lease obligation is for the production equipment on board the FPSO barge, the Namoku, and contains a purchase option at the end of twelve months and stipulates an interest rate of 18.0%.  We have two additional loans for office equipment containing a term of 60 months and bearing fixed interest rates of 5.94% and 9.44%, respectively, with principal and interest payments due on a monthly basis.

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

With respect to our planned electricity generation business, the price we can obtain for the sale of power may not rise at the same rate, or may not rise at all, to match a rise in the Company’s cost to produce and transport gas reserves to our initial 135MW power plant in Caleta Cruz.  Prices for both electricity and natural gas have been very volatile in the past year and have increased significantly over the past two years.  The profitability of this business depends in large part on the difference between the price of power and the price of fuel used to generate power, or “spark spread.”

Foreign Currency Exchange Rate Risk.

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, Nuevo Soles, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation in that country.  Transaction differences have been nominal to-date but are expected to increase as our activities in Peru continue to escalate.  During the three and nine months ended September 30, 2008, we realized an exchange rate loss of approximately $58,147 and an exchange rate gain of approximately $165,637, respectively.  The exchange rate gain is primarily related to the early recovery of IGV or Value Added Taxes in Peru.  IGV under the early recovery program is denominated in the Peruvian Nuevo Sol currency.  However, the total gain during the nine months ended September 30, 2008 was partially offset in the third quarter by Nuevo Sol denominated accounts payable being settled during the quarter.  A net foreign currency gain was realized due to the strengthening of the Nuevo Sol against the US Dollar.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 15, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements included in Part I, Item I, of the December 31, 2007 Form 10-K, as amended, which is incorporated herein by reference.

In addition, on October 24, 2007, our former primary marine transportation contractor entered into two short term agreements with the commercial division of the Peruvian Navy to lease two tankers to transport oil to market.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire.  At the time of the incident, the tanker contained approximately 1,300 barrels of oil. No Company employees were injured. Official environmental impact assessments concluded that environmental issues have been adequately controlled. Even though no civil claims have been asserted against us as a result of the Supe incident, we believe that we, as a contracting party, and our third party marine contractor, as the time charterer of the Supe, may have limited exposure to civil liability resulting from the Supe incident.  However, we consider any such liability to be remote and that such limited exposure, while unknown at this time, will not have a material effect on our financial statements.

Item 1A. Risk Factors

Item 1A, “Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, includes a detailed discussion of our risk factors.  Except as set forth below, there are no material changes in our risk factors as previously described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

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

Our success depends in part on the existence and growth of markets for natural gas and electricity in Peru and Ecuador. Peru has a relatively well-developed and stable market for electricity, while the power market in Ecuador is not as well-developed or stable. Both countries rely on hydro-electric generating capacity for a significant portion of their power demand. Hydro plants are much less expensive to operate than plants that utilize natural gas, but they are subject to variable output based on rainfall and reservoir levels. The majority of the non-hydro, or thermal, power capacity in both countries consists of generating plants that utilize diesel or fuel oil, which are significantly more costly than natural gas at this time. Both countries have natural gas reserves and production, but neither has a well-developed natural gas infrastructure. Our immediate business plan relies on the continued stability of the power market in Peru (and Ecuador for the purpose of gas sales to third-party power producers in Ecuador), and our longer-term plans depend on the further development of the electricity market in Ecuador. We currently do not expect to complete our power plant until mid 2010.  Our assessment of the future power market and demand in Peru and Ecuador could be inaccurate.  We are subject to the risks that:

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

•              We will also be subject to the general commercial issues related to being in the power business, including the credit-worthiness of, and collections from, future customers and the ability to profitably operate our future power plants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

10.11	Contract for Sale of Equipment and Services dated September 26, 2008 (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2008

BPZ RESOURCES, INC.

/s/ Manuel Pablo Zúñiga-Pflücker
Manuel Pablo Zúñiga-Pflücker
President and Chief Executive Officer