Form 10-Q
period 2009-03-31
BPZ RESOURCES, INC.
filed 2009-05-11
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 04, 2009, there were 94,486,094 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$28,482	$5,317
Accounts receivable	3,780	5,276
Value added tax receivable	16,316	12,110
Inventory	7,541	4,054
Prepaid and other current assets	7,536	3,268

Total current assets	63,655	30,025

Property, equipment and construction in progress, net	201,887	193,934
Restricted cash	4,251	5,153
Prepaid and other non-current assets	1,572	—
Investment in Ecuador property, net	1,336	1,382
Deferred tax asset	7,411	4,871

Total assets	$280,112	$235,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$40,659	$35,286
Accrued liabilities	8,460	9,920
Other liabilities	1,287	720
Current income taxes payable	7,845	6,841
Current maturity of long-term debt and capital lease obligation	5,984	7,820

Total current liabilities	64,235	60,587

Asset retirement obligation	598	580
Long-term debt	15,012	15,018

Total long-term liabilities	15,610	15,598

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 250,000,000 authorized; 94,486,094 and 78,748,390 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	275,271	227,137
Accumulated deficit	(75,004)	(67,957)

Total stockholders’ equity	200,267	159,180

Total liabilities and stockholders’ equity	$280,112	$235,365

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

Revenue	$13,225	$4,367

Operating and administrative expenses:
Lease operating expense	3,978	2,219
General and administrative expense	8,483	8,315
Geological, geophysical and engineering expense	347	181
Depreciation, depletion and amortization expense	7,878	1,191

Total operating expenses	20,686	11,906

Operating loss	(7,461)	(7,539)

Other income (expense):
Income (expense) from investment in Ecuador property, net of amortization	(47)	253
Interest income	25	49
Other expense	(772)	(93)

Total other income (expense)	(794)	209

Loss before income taxes	(8,255)	(7,330)

Income tax expense (benefit)	(1,207)	92

Net loss	$(7,048)	$(7,422)

Basic and diluted net loss per share	$(0.08)	$(0.10)

Weighted average common shares outstanding	88,620	74,525

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(7,048)	$(7,422)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	3,274	4,562
Depreciation, depletion and amortization	7,878	1,191
Amortization of investment in Ecuador property	47	47
Deferred income taxes	(2,541)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,495	2,950
Increase in value added tax receivable	(4,206)	(2,251)
Increase in inventory	(2,874)	(1,890)
Increase (decrease) in other assets	(69)	236
Increase in accounts payable	5,373	6,052
Increase (decrease) in accrued liabilities	(1,459)	189
Increase in other income taxes payable	1,004	—
Increase in other liabilities	565	17
Net cash provided by operating activities	1,439	3,681

Cash flows from investing activities:
Property and equipment additions	(17,832)	(14,500)
Decrease (increase) in restricted cash	902	(739)
Net cash used in investing activities	(16,930)	(15,239)

Cash flows from financing activities:
Borrowings	1,000	2,800
Repayments of borrowings	(2,841)	(663)
Proceeds from exercise of warrants, net	—	750
Proceeds from exercise of stock options, net	—	491
Proceeds from sale of common stock, net	40,497	37,507
Net cash provided by financing activities	38,656	40,885

Net increase in cash and cash equivalents	23,165	29,327
Cash and cash equivalents at beginning of period	5,317	7,514
Cash and cash equivalents at end of period	$28,482	$36,841

Supplemental cash flow information:
Cash paid for:
Interest	$879	$1,005
Income tax	330	92
Non — cash items:
Purchase and additions to equipment with the issuance of a capital lease obligation	$—	$6,915
Issuance of common stock for subscription receivable	4,364	—
Accrued interest capitalized to construction in progress	23	370
Depletion allocated to production inventory	613	(235)
Depreciation on support equipment capitalized to construction in progress	339	138
Property and equipment transferred to other long term assets	(1,428)	—

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Organization

BPZ Resources, Inc., (the “Company” or “BPZ”) a Texas corporation, is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. The Company is focused on the exploration, development and production of oil and natural gas in Peru and Ecuador. The Company also intends to utilize part of its planned future natural gas production as a supply source for the complementary development of a gas-fired power generation facility which is expected to be partially owned by the Company.

The Company maintains a subsidiary registered in Peru through its wholly-owned subsidiary BPZ Energy, LLC, a Texas limited liability company, formerly BPZ Energy, Inc. (“BPZ — Texas”) and its subsidiary BPZ Energy International Holdings, L.P., a British Virgin Islands Limited Partnership. Currently, the Company has exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres, in four blocks, in northwest Peru. The Company’s license contracts cover 100% ownership of Block Z-1 (739,205 acres), Block XIX (472,860 acres), Block XXII (948,000 acres) and Block XXIII (248,000 acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII contracts were signed in November 2007.  The Company’s license contracts provide for an initial exploration period of seven and potentially up to thirteen years for Block Z-1and seven and potentially up to ten years for Blocks XIX, XXII and XXIII.  The license contracts require the Company to conduct specified activities in the respective blocks during the exploration period. If the exploration activities are successful, the total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production. In the event a Block contains both oil and gas, as is the case in the Company’s Block Z-1 contract, the 40 year term applies to oil exploration and production as well.

Through its wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, the Company owns a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

The Company is in the initial stages of developing its oil and natural gas reserves and has begun producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under an extended well testing program. Additionally, the Company’s activities in Peru include analysis and evaluation of technical data on its  properties, preparation of the development plans for the properties, including detailed engineering and design of the power plant and gas processing facilities, refurbishment of and designs for platforms, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits, bringing additional production on-line and securing the required capital and financing to conduct the current plan of operation.

Basis of Presentation and Principles of Consolidation

 The accompanying consolidated financial statements of BPZ Resources, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature. All significant transactions between BPZ and its consolidated subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentation. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

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

Summary of Significant Accounting Policies

The Company has provided a summary discussion of significant accounting policies, estimates and judgments in Note 1 to the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

On December 31, 2008 the Securities and Exchange Commission (“SEC”) adopted the final rules regarding amendments to current oil and gas reporting requirements. The amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology and include the following:

•                  Requiring companies to report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices.

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

The amendments are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10-K and for fiscal years ending on or after December 31, 2009. Early adoption is not permitted in either annual or quarterly reports before the first annual report in which the revised disclosures are required. The Company is currently evaluating the impact of the amendments on its consolidated financial position, results of operations and cash flows.

Note 2 — Value Added Tax Receivable

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 19%.

Peru currently has an IGV early recovery program for oil and gas companies during the exploration phase. Under this program, IGV paid on the acquisition of certain goods and services used directly in hydrocarbon exploration activities can be recovered prior to a commercial discovery taking place or the initiation of production and revenue billings. Because the Company has oil sales in the Corvina Field under an extended well testing program, it is no longer eligible for the IGV early recovery program. Accordingly, the Company is recovering its IGV receivable with IGV payables associated with future oil sales under the normal IGV recovery process.

The Company’s value added tax receivable balance as of March 31, 2009 and December 31, 2008 was $16.3 million and $12.1 million, respectively. For the three months ended March 31, 2009 the Company accrued approximately $9.6 million for IGV related to expenditures during the first three months ended March 31, 2009 offset by approximately ($5.4) million for IGV related to the sale of oil for the same period.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 3 — Inventories

Inventories consist primarily of crude oil, tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market. The balance of inventory at March 31, 2009 and December 31, 2008 was $7.5 million and $4.1 million, respectively.

Inventory associated with tubular goods, accessories and spare parts inventory at March 31, 2009 and December 31, 2008 was $6.2 million and $3.6 million, respectively.

The Company also maintains crude oil inventories in storage barges until the inventory quantities are at a sufficient level that the refinery in Talara will accept delivery.  These inventories are also stated at the lower of average cost or market value. Cost is determined on a weighted average basis based on production costs. The crude oil inventory at March 31, 2009 consisted of approximately 35,984 barrels at an estimated cost of $1,299,532 or $36.11 per barrel. The crude oil inventory at December 31, 2008 consisted of approximately 11,656 barrels at an estimated cost of $437,765 or $37.56 per barrel.

Note 4 — Prepaid and Other Current Assets

Below is a summary of prepaid and other current assets as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008

Prepaid expenses and other	$2,081	$1,981
Deposits	96	86
Prepaid insurance	383	590
Insurance receivable	612	611
Stock subscription receivable	4,364	—

	$7,536	$3,268

Prepaid expenses and other are primarily related to prepayments for drilling services, equipment rental and material procurement. In addition at March 31, 2009, included in prepaid and other current assets is a $4.4 million stock subscription receivable from the IFC for their participation in the 2009 private placement of Common Stock. See Note 10, “Stockholders’ Equity” for further discussion. The stock subscription receivable was received by the Company on April 2, 2009. Deposits are primarily rent deposits in connection with the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors and officer’s insurance policies. Insurance receivable is related to the barge incident which occurred in early August 2006. The Company incurred an operational delay of approximately three weeks resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform. As of March 31, 2009, the Company has an insurance receivable of approximately $0.7 million for the estimated insurance repair claims of $0.8 million expected to be filed with the insurance carrier. A deductible of $75,000 will be applied to this insurance claim when reimbursed.  The hull claim will be finalized upon the dry docking of the vessel, which is expected to occur during the last quarter of 2009.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008

Construction in progress:
Power plant and related equipment	$17,716	$17,484
Platforms and wells	50,405	34,768
Pipelines and processing facilities	5,110	5,108
Producing properties	111,027	110,230
Producing equipment	12,661	18,399
Barge and related equipment	30,763	24,927
Office equipment, leasehold improvements, and vehicles	1,961	1,960
Accumulated depreciation and amortization	(27,756)	(18,942)

Net property, equipment and construction in process	$201,887	$193,934

During the three months ended March 31, 2009, the Company incurred costs of approximately $18.2 million associated with its development initiatives for the exploration and production of oil and natural gas reserves in Peru.

Of the incurred costs mentioned above, the Company incurred capital expenditures related to the completion of the CX11-20XD well and the drilling and testing of the CX11-15D well of approximately $0.8 million and $13.0 million, respectively. In preparation for the Company’s future drilling campaigns, the Company incurred costs of $1.3 million and $0.6 million for the refurbishment of the Albacora and Piedra Redonda platforms, respectively.   For the three months ended March 31, 2009, the Company incurred capital costs of $0.5 million related to initial drilling activity in the Albacora field and $0.3 million related to the Caleta La Cruz dock refurbishment.

For the three months ended March 31, 2009, in accordance with the “successful efforts” method of accounting, the Company capitalized approximately $0.3 million of depreciation expense, mainly related to the tender assist barges serving as support equipment to the Company’s drilling activities, and $0.9 million of interest expense to construction in progress. For the same period in 2008, the Company capitalized approximately $0.1 million of depreciation expense and $0.9 million of interest expense to construction in progress.

For the three months ended March 31, 2009 and 2008, the Company recognized $7.9 million and $1.2 million of depreciation, depletion and amortization expense, respectively.

Note 6 — Asset Retirement Obligation

An obligation was recorded for the future plug and abandonment of the producing oil wells, the CX11-21XD, CX11-14D, CX11-20XD and the CX11-18XD, in accordance with the provisions of SFAS No 143 “Accounting for Asset Retirement Obligations”.

Activity related to the Company’s asset retirement obligation (“ARO”) for March 31, 2009 and December 31, 2008 is as follows (in thousands):

	March 31, 2009	December 31, 2008

ARO as of the beginning of the period	$580	$273
Liabilities incurred during period	—	268
Accretion expense	18	39

ARO as of the end of the period	$598	$580

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 7 — Investment in Ecuador Property

The Company has a 10% net investment interest in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1.3 million and $1.4 million as of March 31, 2009 and December 31, 2008, respectively. The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense. Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  For the three months ended March 31, 2009, the Company did not receive any income from its investment in Ecuador property, while receiving $0.3 million during the same period in 2008.  For both the three months ended March 31, 2009, and 2008, investment amortization expense of approximately $47,000 was recorded.

Note 8 — Restricted Cash and Performance Bonds

As of March 31, 2009, the Company has restricted cash deposits of $4.3 million, which partially collateralizes insurance and performance bonds. In connection with the Company’s properties in Peru, it has obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $2.9 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, the Company has $1.4 million of restricted cash to collateralize insurance bonds for import duties related to the Floating, Production, Storage and Offloading vessel (“FPSO”) and transport tanker.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts or customs laws.

Note 9 — Long-Term Debt and Capital Lease Obligations

At March 31, 2009 and December 31, 2008 long-term debt and capital lease obligations consist of the following (in thousands):

	March 31, 2009	December 31, 2008

$15 million IFC Senior Note, Libor plus 2.75%, due 2012	$15,000	$15,000
Capital Lease Obligations	5,996	7,838
	20,996	22,838
Less: Current Portion of Long-Term Debt	5,984	7,820
	$15,012	$15,018

$15.0 Million IFC Reserve-Based Credit Facility

The Company has a $15.0 million reserve-based lending facility (“$15.0 million Senior Note”) agreement (the “Loan Agreement”) with International Finance Corporation (“IFC”) through its subsidiaries BPZ Exploración & Producción S.R.L and BPZ Marine Peru S.R.L as borrowers. The reserve-based lending facility matures in December 2012 and bears interest at an approximate rate of LIBOR plus 2.75%, currently equivalent to 4.56% based on the six month LIBOR rate of 1.81% at December 31, 2008.  The maximum amount available under this facility begins at $15.0 million and will be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The amount available under the Loan Agreement is subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, the Company is subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest coverage ratio. The Company was in compliance with all applicable covenants of the Loan Agreement as of March 31, 2009.

Note Payable

In January 2009, in exchange for receipt of $1.0 million from an individual (“Note Holder”), the Company signed a promissory note (the “Note”). The Note originally provided for maturity in July 2009 with an annual interest rate of 12.0%. However, in March 2009 the Company repaid the outstanding principal and accrued interest amounts to the Note Holder.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Capital Leases

In February 2009, the Company made the final lease payment on the BPZ-02 deck barge, at which point title to the barge was transferred to the Company.

Note 10 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock, no par value, and 250,000,000 shares of common stock, no par value, authorized for issuance.

2009 Private Placement of Common Stock

On February 23, 2009, the Company closed a private placement of approximately14.3 million shares of common stock, no par value, to institutional and accredited investors pursuant to a Stock Purchase Agreement dated February 19, 2009. Additionally, in March 2009, the IFC exercised its pre-emptive right to elect to participate in the private placement offering resulting in an additional 1.4 million shares of common stock which brought the total to approximately 15.7 million shares of common stock sold in the private placement offering. The common stock was priced at $3.05 per share resulting in net proceeds to the Company, after placement agent and financial advisory fees, of approximately $45.2 million. No warrants or dilutive securities were issued in connection with the private placement. A financial advisory fee of $0.7 million was paid to Morgan Keegan and Company, Inc.  for investment services and consulting related to the offering. Additionally a private placement fee of $2.2 million was paid to Pritchard Capital Partners, LLC for placement services related to the offering.

Under the Stock Purchase Agreement, the Company committed to file a registration statement with the SEC and obtain the registration statement’s effectiveness within the time-frames outlined in the Stock Purchase Agreement. On April 27, 2009, the Company obtained effectiveness of the registration statement related to the Stock Purchase Agreement in compliance with such time-frames.

Potentially Dilutive Securities

In addition to the shares issued and outstanding, the Company has the following potentially dilutive securities at March 31, 2009 and December 31, 2008.  None of these potentially dilutive shares have been included in the calculation of earnings per share, for the three months ended March 31, 2009 or for the year ended December 31, 2008, as the effect would be anti-dilutive.

The potentially dilutive shares are as follows (in thousands):

	March 31, 2009	December 31, 2008
Stock options outstanding	3,894	3,894
Total potentially dilutive securities issued	3,894	3,894

Shares available pursuant to Long-Term Incentive Compensation Plan	2,541	2,541

The Company has in effect the 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”) and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and Directors’ Plan provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants and the employees of certain of the Company’s affiliates as well as non-employee directors. The number of shares authorized under the 2007 LTIP and Directors’ Plan is 4.0 million and 2.5 million, respectively. As of March 31, 2009, 916,450 shares remain available for future grants under the 2007 LTIP and 1,625,000 shares remain available for future grants under the Directors’ Plan. For the three month period ended March 31, 2009, the Company did not issue any equity awards to its employees or directors.

The following table summarizes stock-based compensation costs recognized under SFAS 123(R) for the three months ended March 31, 2009 and 2008, respectively, and is included in “General and administrative expense” on the Consolidated Statements of Operations (in thousands):

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Employee stock—based compensation costs	$1,348	$3,253
Director stock—based compensation costs	1,926	1,309
	$3,274	$4,562

Note 11— Revenue

The Company is currently producing oil from four wells in the Corvina Field under an extended well testing program. The oil is delivered by barge to the Petroperu refinery in Talara, located approximately 70 miles south of the platform.  Produced oil is kept in production inventory until the Company increases the inventory quantities to a sufficient level that the refinery in Talara will accept delivery.

In January 2009, the Company, through its wholly-owned subsidiary BPZ Exploración & Producción S.R.L., entered into a long-term oil supply agreement with Petroperu. Under the terms of the contract, the Company agrees to sell, and Petroperu agrees to purchase, all of the Company’s crude oil production originating from the Corvina oilfield in Block Z-1. The contract term is for approximately seven years or until 17 million barrels of crude oil has been delivered to the Petroperu refinery located in Talara, whichever comes first. The price per barrel of oil under the agreement is determined using a basket of crude oils based on a 15-day average of Forties, Oman, and Suez blend crude oil prices, as quoted in the Spot Crude Prices Assessment published in Platt’s Crude Oilgram Price Report, minus $1 per barrel and other customary purchase price adjustments.

During the three months ended March 31, 2009 and 2008 the Company produced approximately 355,175 barrels and 45,176 barrels, respectively. For the three months ended March 31, 2009 and 2008 the Company sold approximately 330,847 barrels and 55,886 barrels at an average price, net of royalties, of $39.97 per barrel and $78.15 per barrel, respectively.

The Company’s revenues are reported net of royalties owed to the government of Peru. Royalties are calculated by Perupetro as stipulated in the Block Z-1 license agreement based on the same basket of crude oils prices discussed above, however, their calculation is based on the past five-day average price before the crude oil delivery date. For the three months ended March 31, 2009 and 2008 the revenues received by the Company are net of royalty costs of approximately 6% and 5% of gross revenues or $0.8 million and $0.3 million, respectively.

Note 12 — Income Tax

For the three months ended March 31, 2009, the Company recognized an income tax benefit of approximately $1.2 million on a net loss before income tax of approximately $8.3 million resulting in an effective tax rate of 15%.  The Company recognized an income tax provision of approximately $0.1 million on pre-tax loss of approximately $7.3 million for the same period in 2008.  The difference between the effective tax rate recognized and the 22% statutory rate provided for under the Block Z-1 License Contract is largely due to:

•                  The Company has a 100% allowance on its net operating losses generated in the United States - The Company has a valuation allowance for the full amount of the domestic deferred tax asset resulting from the income tax benefit generated from net losses in the U.S., as it believes, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2027.

•                  Certain U.S. expenses are not deductible in Peru - The tax benefit is based on a taxable Peruvian loss that excludes certain U.S. expenses that are not deductible at the Peruvian level.

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. For the three months ended March 31, 2009 and 2008, respectively, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during those periods.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 13 — Business Segment Information

The Company determines and discloses its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing parlance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three months ended March 31, 2009 and 2008 and accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production. The majority of our long-lived assets are located in Peru.

Note 14 — Commitments and Contingencies

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 gives Peru employees working in private companies engaged in activities generating income classified as third category income by the Income Tax Law the right to share in the Company’s Peruvian subsidiaries profits. The rate set for oil and gas companies is 5% of net income subject to taxation. The 5% of net income is determined by calculating a percentage of the Company’s Peruvian subsidiaries annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code and not based on income/(loss) before incomes taxes as reported under GAAP. For the three months ended March 31, 2009  profit sharing expense of $0.3 million is included in “General and administrative expense” on the Consolidated Statement of Operations as the Company’s Peruvian subsidiaries have “income subject to taxation” per the Peruvian tax code. For the three months ended March 31, 2008 the Company did not recognize profit sharing expense as the Company’s Peruvian subsidiaries did not have “income subject to taxation” per the Peruvian tax code during this period.

Barge Incident

In August 2006, the Company incurred an operational delay resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru.  The Company expects to file an insurance claim after the dry docking of the vessel.  The dry dock of the BPZ-01 is scheduled during the last quarter of 2009.  As of March 31, 2009, the Company has not presented a final claim to its insurance carrier for the barge repairs.

The Company believes that the majority of the costs associated with the grounding incident will be reimbursed through insurance or through a third party.  No assurances can be given, however, that any such recoveries will be sufficient to cover all costs associated with the incident or to the timing of any such recoveries.  The Company intends to file an insurance claim with its underwriters after it has fully assessed the damages and estimated repair costs as well as finalized the reimbursement agreement with the third party.

Peru Properties

As of March 31, 2009, the Company has total restricted cash deposits of $4.3 million. In connection with the Company’s  properties in Peru, it  has obtained four performance bonds totaling $4.9 million that are partially collateralized by restricted cash deposits of $2.9 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, the Company has $1.4 million of restricted cash to collateralize insurance bonds for import duties related to the FPSO and transport tanker.  See Note 8, “Restricted Cash and Performance Bonds” for further discussion.

GE Turbine Purchase Agreement and Amendment

On September 26, 2008, the Company, through its subsidiary, entered into a $51.5 million contract (the “Agreement”) for the purchase of three LM6000 gas-fired turbines from GE Packaged Power, Inc. and GE International, Inc. Sucursal de Peru (collectively “GE”).  In January 2009 the Company and GE entered into an amendment of the contract. Under the terms of the amendment, both GE and BPZ agreed to a suspension period under the Agreement from and including December 15, 2008 through November 15, 2009, whereby no failure on the part of BPZ or GE to perform any obligations under the Agreement will give rise to a breach of contract or give right to terminate the contract, provided the Company makes a $3.4 million progress payment no later than February 25, 2009 and a $3.5 million progress payment to GE no later than November 16, 2009.  On February 24, 2009, the Company paid the first

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

progress payment of $3.4 million. Failure to make the second payment in full will result in immediate termination of the Agreement with no cure period or time to correct the breach.

Once the Company determines to bring the Agreement out of the suspension period, it will provide evidence that payment security has been established and new delivery dates, pricing and payment terms may be determined by the Company and GE. All previous payments made by the Company on the Agreement will be applied against any such new terms.

Reserve-Based Credit Facility

In February 2009, the Company signed a revised Mandate Letter and Facility Term Sheet with Natixis, a major French bank, to arrange and structure, on an exclusive basis, a $75.0 million reserve-based credit facility, excluding the $15.0 million received under the $15.0 million IFC Senior Note. Once the facility is closed, the Company expects the initial available borrowing capacity to be approximately $30.0 million, excluding the $15.0 million received under the $15.0 million IFC Senior Note. The existing Natixis credit committee approval remains in effect and Natixis is engaged in syndication activities. Both the Natixis and IFC facilities would be governed by a single Common Terms Agreement. Terms of the reserve-based credit facility are expected to be commensurate with similar transactions in the market at the time of closing.

The Company expects to complete this financing towards the end of the second quarter of 2009. However, the closing of the credit facility is dependent upon the successful syndication of approximately 50% of the facility and successful negotiation of the related loan documents, and funding is predicated on the satisfaction of certain conditions precedent as will be specified in the loan documents.

Gas-to-Power Project Financing

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

The Company currently estimates the gas-to-power project will cost approximately $150.0 million, excluding 19% value added tax which will be recovered via early recovery and/or future revenue billings.  Through discussions with IFC, approximately 60% of the project’s costs can be expected to be financed with traditional project financing, given current market conditions.  Accordingly, the Company has commenced discussions with potential joint venture partners for the gas-to-power project in an attempt to secure additional equity for the project.  As of March 31, 2009, the Company has identified several potential joint venture partners for the gas-to-power project and has begun the selection process for the most suitable partner for the project. Following the identification and selection of a partner and consummation of project contracts, the Company will enter into negotiations with the IFC regarding restructuring of the gas-to-power project financing. The Company is expecting terms with interest rates to reflect the current market conditions at the time of closing along with typical covenants for this type of financing.  The closing of this joint venture and related financing, which is targeted for late 2009, will be subject to the satisfactory negotiation of joint venture and related financing documentation.

Note 15 — Legal Proceedings

Navy Tanker Litigation

On October 24, 2007, Tecnomarine, the Company’s former primary marine transportation contractor, entered into two short term agreements with the commercial division of the Peruvian Navy to charter two small tankers for use in the Company’s offshore oil production operation.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire. Although neither of the governmental agencies charged with investigating the incident found fault with the Company or the Company’s marine contractor, a lawsuit was filed against the Company in the 152nd Judicial District Court of Harris County, Texas by two crewmembers and the family and estate of two of the deceased sailors injured in the incident claiming negligence and gross negligence on the part of the Company.  Since none of the Peruvian government sanctioned investigations into the Supe incident found fault on the part of Tecnomarine, the Company or the Company’s subsidiary, BPZ Exploración and Producción S.R.L., the Company does not currently believe, based upon the known facts relating to the incident, that the outcome of the legal proceeding will have a material adverse effect on its financial condition, results of operations or cash flows. Additionally, the Company believes the incident would be covered by its insurance policies, after a customary deductible.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Disputed Contract Settlement

Towards the end of the first quarter of 2009, the Company was notified of an alleged breach of a contractual obligation to a former consultant of the Company related to services provided to both the Company and its predecessor at the time the Company became publicly traded.  The Company has settled this dispute and as a result of the settlement, the Company has agreed to pay $0.8 million in exchange for a release of all claims against the Company for damages related to the disputed contract obligation.  The payment is included in “Other income/(expense)” in the Consolidated Statements of Operations.  The Company paid the $0.8 million settlement in April 2009.

Note 16 — Subsequent Events

Mr. E. Barger Miller III, a member of the Board of Directors of the Company, resigned from the Board effective as of April 24, 2009.  Subsequent to his resignation from the Board, the Company and Mr. Miller have agreed on a separation arrangement whereby the Company can ensure the availability of Mr. Miller to continue to advise and consult with the Company on technical matters within his special area of expertise, and to benefit from his unique knowledge of the Company   Mr. Miller was one of four independent directors of BPZ Resources, Inc. and served as a Class I Director for a term originally set to expire at the Annual Meeting of Shareholders in 2011.  Prior to Mr. Miller’s resignation, he served on the Company’s Audit Committee and served as Chairman of the Company’s Nominating Committee.  The Board is currently in the process of identifying a suitable replacement for Mr. Miller. The search will be led by Mr. Gordon Gray as Chairman of the Nominating Committee.  Mr. Gray will also temporarily serve as a member of the Audit Committee (both positions which would have been left vacant due to Mr. Miller’s departure) until such time as a suitable replacement can be found.  Under the terms of the Directors Compensation Incentive Plan, all of Mr. Miller’s stock grants under the plan vested immediately.  Vested stock options remain exercisable for a period of 5 years from the respective vesting date.  In April of 2009 the Company will recognize approximately $0.7 million in compensation expense related to the acceleration of unvested stock options and restricted stock.  The Company intends to contract Mr. Miller’s consulting services as needed in the future.

In consideration of valuable services previously provided to the Company, and agreed to be provided in the future, the Company has agreed to pay Mr. Miller $30,000 each year in 2009 and 2010 and award Mr. Miller 100,000 options to purchase the Company’s common stock.  25% of the awards will vest on the first anniversary from the date of grant, 50% of the awards will vest on the second anniversary from the date of grant and the remaining 25% will vest on the third anniversary from the date of grant. As of May 6, 2009, the total value of the option award is approximately $0.3 million.

The fair value of the option award is estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s stock options.  Use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and expected option term of each stock option grant.

Subsequent to March 31, 2009, the Company received $4.4 million from the IFC for their participation in the 2009 private placement of Common Stock. See Note 10 “Stockholders’ Equity” and Note 4 “Prepaid and Other Current Assets” for further information.

Subsequent to March 31, 2009, the Company paid $0.8 million to settle a disputed contact obligation to a former consultant. See Note 15 “Legal Proceedings” for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Item 1A.  “Risk Factors” included in our Annual Report on Form 10-K, for the year ended December 31, 2008.  The following information contains forward-looking statements that involve risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” below.

BPZ Resources, Inc., a Texas corporation, is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. We are focused on the exploration, development and production of oil and natural gas in Peru and Ecuador. We also intend to utilize part of our planned future natural gas production as a supply source for the complementary development of a gas-fired power generation facility in Peru which is expected to be partially owned by us.

We maintain a subsidiary registered in Peru through our wholly-owned subsidiary BPZ Energy, LLC, a Texas limited liability company, formerly BPZ Energy, Inc. (“BPZ — Texas”) and its subsidiary BPZ Energy International Holdings, L.P., a British Virgin Islands Limited Partnership. Currently, we have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres, in four blocks, in northwest Peru. Our license contracts cover 100% ownership of Block Z-1 (739,205 acres), Block XIX (472,860 acres), Block XXII (948,000 acres) and Block XXIII (248,000 acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII contracts were signed in November 2007. Our license contracts provide for an initial exploration period of seven and potentially up to thirteen years for Block Z-1 and seven and potentially up ten years for Blocks XIX, XXII and XXIII. The license contracts require us to conduct specified activities in the respective blocks during the exploration period. If the exploration activities are successful, our total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production. In the event a Block contains both oil and gas, as is the case in our Block Z-1, the 40 year term applies to oil exploration and production as well.

Additionally, through our wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we own a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

We are in the initial stages of developing our oil and natural gas reserves and have begun producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under an extended well testing program. Additionally our activities in Peru include analysis and evaluation of technical data on our Blocks, preparation of the development plans for the Blocks, including detailed engineering and design of the power plant and gas processing facilities, refurbishment of and designs for platforms to perform our drilling campaigns in the Corvina and Albacora fields in Block Z-1, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits, bringing additional production on-line and securing the required capital and financing to conduct the current plan of operation.

At December 31, 2008, we had estimated net proved oil reserves of 17.2 MMBbls all of which were in the Corvina field in Block Z-1 located offshore northwest Peru. Of our total proved reserves, 4.2 MMBbls (25%) are classified as proved developed producing reserves and 12.9 MMBbls (75%) are classified as proved undeveloped reserves.

We have determined our reporting structure provides for only one operating segment as we only operate in Peru and have only one customer for our production.

Our Business Plan

Our business plan is to enhance shareholder value primarily through application of our unique knowledge of our targeted areas in Peru and leveraging management’s relationship with the local suppliers and regulatory authorities to effectively and efficiently (i) develop the value of our oil and gas holdings in Peru; (ii) increase production from our holdings; and (iii) create a revenue stream through implementation of our gas-to-power project.

Our focus is to re-appraise and develop properties in northwest Peru that have been explored by other companies and have reservoirs that appear to contain commercially productive quantities of oil and gas, as well as other areas that have geological formations that we believe potentially contain commercial amounts of hydrocarbons.

Two of the four blocks, for which we currently have exclusive rights and license agreements for oil and gas exploration and production, contain structures drilled by previous operators who encountered hydrocarbons. However, at the time the wells were drilled, the operators did not consider it economically feasible to produce those hydrocarbons.  Having found oil in our first well in the Corvina field in offshore Block Z-1 in 2007, we are primarily focused on development of the proved oil reserves in Corvina, as well as  re-developing the Albacora oil field which has a platform in place with three shut in oil wells drilled and produced by Belco Oil and Gas Company in the 1980’s.

In addition, our business plan includes a gas-to-power project, which entails the installation of a 10-mile gas pipe from the CX-11 platform to shore, construction of gas process facilities and an approximately 135 megawatt (“MW”) simple cycle electric generating plant. The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 360 MW of power. See the discussion below under “Gas-to-Power Project” for additional information.

Our management team has extensive engineering, geological, geophysical, technical and operational experience. Additionally our management team has extensive knowledge of international oil and gas operations throughout Latin America and in particular, Peru.

We will concentrate our efforts on areas we believe contain proven oil and gas reserves that can be economically developed and produced in commercial quantities and leverage our knowledge of oil and gas operations in the areas we operate.  We believe this strategy will allow us to develop the oil and gas effectively and efficiently to enhance the profitability of the Company, and thus increase shareholder value.

Oil Development

Corvina Field

In November 2008, we commenced drilling on the CX11-15D well and reached total drilling depth in January 2009. However, during the testing it was confirmed that the deeper prospective sands were found lower than expected and were located below the estimated oil-water contact, thus testing formation water. Subsequently we commenced sidetracking the CX11-15D well, targeting a location higher in the geological formation and reached total drilling depth of 9,390 feet in March 2009.  The Company began testing the sands that previously tested water and found them to be oil bearing. We expected to add the CX11-15D to the wells currently under our long-term oil testing program and to complete the CX11-15D well as an oil-producing well with two production strings. The long production string targets the lower zones and the short production string targets zones higher in the formation. The long production string targeting the deeper oil zones produced oil over a three-day period beginning April 19, 2009 and was stopped on April 21, 2009 in order to complete and test the short production string. During the completion and testing of the short production string, we encountered mechanical difficulties resulting in the stopping of production of both strings until we are able to resolve the difficulties encountered in the short string. The well is currently being completed and will be ready to be placed into the long-term testing program shortly thereafter.

Following the completion of the CX11-15D well in Corvina, we intend to work over the CX11-20XD well to maximize oil production from the oil producing zone in the reservoir. The work over should be completed in approximately one month after the start date.

Albacora Field

The Albacora Field is located in the northern part of our offshore Block Z-1.  It consists of approximately 6,000 acres and, like the Corvina Field, Albacora is located in water depths of less than 200 feet. Once the new drilling rig has been moved from Talara and set in place at the Albacora A-1 platform, which is currently being refurbished, we plan to drill the A-14XD well, a twin well to Albacora’s  8-X-2 discovery well drilled in 1972.  The first well in Albacora will qualify as an exploratory well as we plan on testing the prospective Lower Zorritos formation sands.  The 8-X-2 discovery well, drilled 35 years ago, tested oil and gas in the upper Zorritos formation sands at quantities we believe to be commercially producible.  We expect to commence drilling on the A-14XD well during the third quarter of 2009.

Reserve-Based Credit Facility

In February 2009, we signed a revised Mandate Letter and Facility Term Sheet with Natixis, a major French bank, to arrange and structure, on an exclusive basis, a $75.0 million reserve-based credit facility, excluding the $15.0 million received under the $15.0 million IFC Senior Note. Once the facility is closed, we expect the initial available borrowing capacity to be approximately $30.0 million, excluding the $15.0 million received under the $15.0 million IFC Senior Note. The existing Natixis credit committee approval remains in effect and Natixis is engaged in syndication activities. Both the Natixis and IFC facilities would be governed by a single

Common Terms Agreement. Terms of the reserve-based credit facility are expected to be commensurate with similar transactions in the market at the time of closing.

We expect to complete this financing towards the end of the second quarter of 2009. However, the closing of the credit facility is dependent upon the successful syndication of approximately 50% of the facility and successful negotiation of the related loan documents, and funding is predicated on the satisfaction of certain conditions precedent as will be specified in the loan documents.

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

On September 26, 2008, we, through our subsidiary, entered into a $51.5 million contract (the “Agreement”) for the purchase of three LM6000 gas-fired turbines from GE Packaged Power, Inc. and GE International, Inc. Sucursal de Peru (collectively “GE”).  In January 2009 BPZ and GE entered into an amendment of the contract. Under the terms of the amendment, both GE and BPZ agreed to a suspension period under the Agreement from and including December 15, 2008 through November 15, 2009, whereby no failure on the part of BPZ or GE to perform any obligations under the Agreement will give rise to a breach of contract or give right to terminate the contract, provided we make a $3.4 million progress payment no later than February 25, 2009 and a $3.5 million progress payment to GE no later than November 16, 2009.  On February 24, 2009, we paid the first progress payment of $3.4 million. Failure to make the second payment in full will result in immediate termination of the Agreement with no cure period or time to correct the breach.

Once we determine to bring the Agreement out of the suspension period, we will provide evidence that payment security has been established and new delivery dates, pricing and payment terms may be determined by us and GE. All previous payments made by us on the Agreement will be applied against any such new terms.

We currently estimate the gas-to-power project will cost approximately $150.0 million, excluding value added tax which will be recovered via early recovery program and/or future revenue billings.  Through discussions with IFC, approximately 60% of the project’s costs can be expected to be financed with traditional project financing, given current market conditions.  Accordingly, we have commenced discussions with potential joint venture partners for the gas-to-power project in an attempt to secure additional equity for the project.  As of March 31, 2009, we have identified several potential joint venture partners for the gas-to-power project and have begun the selection process for the most suitable partner for the project. Following the identification and selection of a partner and consummation of project contracts, we will enter into negotiations with the IFC regarding restructuring of the gas-to-power project financing. We are expecting terms with interest rates to reflect the current market conditions at the time of closing along with typical covenants for this type of financing. The closing of this joint venture and related financing, which is targeted for late 2009, will be subject to the satisfactory negotiation of joint venture and related financing documentation.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

	Three Months Ended March 31,		Increase/
	2009	2008	(Decrease)
	(in thousands except for per Bbl information)
Net sales volume:
Oil and condensate (MBbls)	331	56	275

Net revenue:
Oil and condensate	$13,225	$4,367	$8,858

Average sales price (approximately):
Oil (per Bbl)	$39.95	$77.98	$(38.03)

Operating expenses
Lease operating expense	3,978	2,219	$1,759
General and administrative expense	8,483	8,315	168
Geological, geophysical and engineering expense	347	181	166
Depreciation, depletion and amortization expense	7,878	1,191	6,687
Total operating expenses	$20,686	$11,906	$8,780

Operating loss	$(7,461)	$(7,539)	$78

Net Revenue

For the three months ended March 31, 2009, our net revenue increased by $8.8 million to $13.2 million from $4.4 million for the same period in 2008. The increase in net revenue is primarily due to the 275 MBbls of increased oil production from the CX-11 platform located in the Corvina field within Block Z-1 in northwest Peru. For the three months ended March 31, 2009, we had four producing wells, CX11-20XD, CX11-18XD, CX11-21XD and the CX11-14D, compared to two producing wells, the CX11-21XD and the CX11-14D, during the same period in 2008. Additionally in 2008, our oil production operations were voluntarily suspended after January 30, 2008 and our oil sales did not resume until June 2008, due to an incident involving a small tanker leased from the Peruvian Navy. Offsetting the increase in production is an overall 49.0% decrease, quarter on quarter, in per barrel average sales price received. For both the three months ended March 31, 2009 and 2008, all oil production in the Corvina field was produced under an extended well testing program.

The revenues above are reported net of royalties owed to the government of Peru. Royalties are calculated by Perupetro as stipulated in the Block Z-1 license agreement based on a blend of crude oil prices.  However, the royalty calculation is based on the prior five-day average price before the crude oil delivery date, as opposed to the price we receive for oil which is based on the prior two-week average price before the crude oil delivery date. For the three months ended March 31, 2009 and 2008, the revenues received by us are net of royalty costs of approximately 6% and 5% of gross revenues or $0.8 million and $0.3 million, respectively.

Lease Operating

For the three months ended March 31, 2009, lease operating expenses increased by $1.8 million to $4.0 million ($12.02 per Bbl) from $2.2 million ($39.63 per Bbl) for the same period in 2008. The increase was primarily attributable to the production increases noted above. The primary reason for the decrease in the per Bbl amounts is due to our suspended oil production and sales in the first quarter of 2008 as a result of the incident involving a small tanker leased from the Peruvian Navy.

General and Administrative

For the three months ended March 31, 2009, general and administrative expenses increased $0.2 million to $8.5 million from $8.3 million for the same period in 2008. A subset of compensation expense, stock-based compensation expense decreased by ($1.2) million to $3.3 million for the three months ended March 31, 2009 from $4.6 million for the same period in 2008. The decrease in stock-based compensation expense is primarily due to not granting equity awards to either employees or non-employee directors in 2009 and the vesting, for expense purposes, of previously issued awards compared to the same period in 2008.  Offsetting the decrease in stock-compensation expense is an increase in other general and administrative expenses of $1.4 million related to salary compensation, legal, rent and tax fees.  The $0.6 million increase in salary compensation is primarily due to profit sharing expense incurred for the three months ended March 31, 2009 compared to no profit sharing expense for the same period in 2008. Additionally, salary compensation increased due to the higher number of employees employed by the Company for the three months ended March 31, 2009 compared to the same period in 2008. The $0.6 million increase in legal and tax expense is primarily due to fees incurred for reorganization activities, negotiation and settlement of claims and expenses related to finding and evaluating a potential joint venture partner for our gas—to—power project. Additionally we incurred increased rent expense of approximately $0.2 million for additional office space for our corporate headquarters office located in Houston, Texas and our administrative offices in Peru.

Geological, Geophysical and Engineering

For the three months ended March 31, 2009, geological, geophysical and engineering expenses increased $0.1 million to $0.3 million compared to $0.2 million for the same period in 2008, due to increased activities in our properties.

Depreciation, Depletion and Amortization

For the three months ended March 31, 2009, depreciation, depletion and amortization expense increased $6.7 million to $7.9 million from $1.2 million for the same period in 2008. The increase was due primarily to increased production discussed above.

Other Income/(Expense)

For the three months ended March 31, 2009, income from our investment in Ecuador property, net of investment amortization, decreased by $0.4 million to an expense of $0.1 million from income of $0.3 million in 2008. The decrease is primarily due to not receiving payments from our investment in the Santa Elena Property during the first quarter of 2009 while we received $0.3 million during the same period in 2008. Income/(expense) from our investment in Ecuador is net of investment amortization expense.  For both the three months ended March 31, 2009 and 2008, investment income / (expense) includes amortization expense of approximately $47,000.

For the three months ended March 31, 2009 and 2008, we capitalized interest expense of $0.9 million for both periods, respectively, and capitalized depreciation expense of $0.3 million and $0.1 million, respectively.

For the three months ended March 31, 2009 and 2008, we received interest income of approximately $25,000 and $49,000, respectively. The decrease in interest income is primarily due to the decreased cash balances in 2009 compared to the cash balances during the same period in 2008.

Other expense increased by $0.7 million to $0.8 million for the three months ended March 31, 2009 from $0.1 million in 2008. The primary reason for the increase in expense is due to the settlement of a disputed contractual obligation with a former consultant of ours related to services provided to both BPZ and its predecessor at the time BPZ became publicly traded. We were notified of this alleged dispute towards the end of the first quarter of 2009. As a result of the settlement, we recorded $0.8 million of expense during the first quarter of 2009. The settlement was paid in April 2009.

For the three months ended March 31, 2009, we recognized an income tax benefit of approximately $1.2 million on a net loss before income tax of approximately $8.3 million resulting in an effective tax rate of 15%.  We recognized an income tax provision of approximately $0.1 million on pre-tax loss of approximately $7.3 million for the same period in 2008.  The difference between the effective tax rate recognized and the 22% statutory rate provided for under the Block Z-1 License Contract is largely due to:

•                  We have a 100% allowance on our net operating losses generated in the United States - We have a valuation allowance for the full amount of the domestic deferred tax asset resulting from the income tax benefit generated from net losses in the U.S., as we believe, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2027.

•                  Certain U.S. expenses are not deductible in Peru - The tax benefit is based on a taxable Peruvian loss that excludes certain U.S. expenses that are not deductible at the Peruvian level.

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. For both the three months ended March 31, 2009 and 2008, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during those periods.

For the three months ended March 31, 2009, our net loss decreased ($0.4) million to ($7.0) million or ($0.8) per basic and diluted share from ($7.4) million or ($0.10) per basic and diluted share for the same period in 2008.

Liquidity, Capital Resources and Capital Expenditures

At March 31, 2009, we had cash and cash equivalents of $28.5 million and current accounts receivable related to our March oil sales of $3.8 million. We also had $16.3 million in Value Added Tax receivable which we will collect over time as we invoice our oil sales. At December 31, 2008, we had cash and cash equivalents of $5.3 million, current accounts receivable  of $5.3 million and a Value Added Tax receivable of $12.1 million.

At March 31, 2009 and December 31, 2008, we had a working capital deficit balance of ($0.6) million and ($45.0) million, respectively.

At March 31, 2009 and December 31, 2008, our outstanding long-term debt consisted of a $15.0 million Reserve-Based Lending Facility bearing interest at LIBOR plus 2.75% due December 31, 2012. Additionally our capital lease obligations, primarily related to the barges used in our marine operations, was $6.0 million and $7.8 million, respectively, most of which matures by end of 2009.

	For the Three Months Ended March 31,
Cash Flows	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$1,439	$3,681
Investing activities	(16,930)	(15,239)
Financing activities	38,656	40,885

Operating Activities

Cash provided by operating activities decreased by ($2.3) million to $1.4 million for the three months ended March 31, 2009 from $3.7 million for the same period in 2008. Cash flow before changes in operating assets and liabilities increased by $3.2 million reflecting the increase in production activity and changes in operating assets and liabilities provided a use of cash of ($5.5) million primarily due to the increase in current assets and decreases in current liabilities.

Investing Activities

Net cash used in investing activities increased by $1.7 million to ($16.9) million for the three months ended March 31, 2009 from ($15.2) million for the same period in 2008 and is primarily due to increased capital expenditures partially offset by the change in restricted cash proceeds.

2009 Equipment Activity

During the three months ended March 31, 2009, we incurred costs of approximately $18.2 million associated with our development initiatives for the exploration and production of oil and natural gas reserves in Peru.

Of the incurred costs mentioned above, we incurred capital expenditures related to the completion of the CX11-20XD well and the drilling and testing of the CX11-15D well of approximately $0.8 million and $13.0 million, respectively. In preparation for our future drilling campaigns, we incurred costs of $1.3 million and $0.6 million for the refurbishment of the Albacora and Piedra Redonda

platforms, respectively.   For the three months ended March 31, 2009, we incurred capital costs of $0.5 million related to initial drilling activity in the Albacora field and $0.3 million related to the Caleta La Cruz dock refurbishment.

For the three months ended March 31, 2009, in accordance with “successful efforts” method of accounting, we capitalized approximately $0.3 million of depreciation expense, mainly related to the tender assist barges serving as support equipment to our drilling activities, and $0.9 million of interest expense to construction in progress. For the same period in 2008, we capitalized approximately $0.1 million of depreciation expense and $0.9 million of interest expense to construction in progress.

For the three months ended March 31, 2009 and 2008, we recognized $7.9 million and $1.2 million of depreciation, depletion and amortization expense, respectively.

Financing Activities

Cash provided by financing activities decreased by ($2.2) million to $38.7 million for the three months ended March 31, 2009 from $40.9 million for the same period in 2008. The decrease in cash provided by financing activities reflects increased cash used on principal payments for capital lease and debt obligations combined with less cash received from borrowings which more than offset the increase in cash received from equity issuances.

Long-Term Debt and Capital Lease Obligations

At March 31, 2009 and December 31, 2008 long-term debt and capital lease obligations consist of the following (in thousands):

	March 31, 2009	December 31, 2008

$15 million IFC Senior Note, Libor plus 2.75%, due 2012	$15,000	$15,000
Capital Lease Obligations	5,996	7,838
	20,996	22,838
Less: Current Portion of Long-Term Debt	5,984	7,820
	$15,012	$15,018

$15.0 Million IFC Reserve-Based Credit Facility

We have a $15.0 million reserve-based lending facility (“$15.0 million Senior Note”) agreement (the “Loan Agreement”) with International Finance Corporation (“IFC”) through our subsidiaries BPZ Exploración & Producción S.R.L and BPZ Marine Peru S.R.L as borrowers. The reserve-based lending facility matures in December 2012 and bears interest at an approximate rate of LIBOR plus 2.75%, currently equivalent to 4.56% based on the six month LIBOR rate of 1.81% at December 31, 2008.  The maximum amount available under this facility begins at $15.0 million and will be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The amount available under the Loan Agreement is subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, we are subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest coverage ratio. We were in compliance with all applicable covenants of the Loan Agreement as of March 31, 2009.

Note Payable

In January 2009, in exchange for receipt of $1.0 million from an individual (“Note Holder”), we signed a promissory note (the “Note”). The Note originally provided for maturity in July 2009 and bore an annual interest rate of 12.0%. However, in March 2009 we repaid the principal amount and accrued interest to the Note Holder.

Capital Leases

In February 2009, we made the final lease payment on the BPZ-02 deck barge at which point title to the barge was transferred to us.

Performance Bonds

As of March 31, 2009, we have restricted cash deposits of $4.3 million, which partially collateralizes insurance and performance bonds. In connection with our properties in Peru, we have obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $2.9 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally we have $1.4 million of restricted cash to collateralize insurance bonds for import duties related to the FPSO and transport tanker.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts or customs laws.

Liquidity Outlook

We estimate for 2009 our required principal and interest payments for our outstanding debt to be approximately $0.7 million, our required principal and interest payments for our capital lease obligations to be approximately $11 million and capital expenditures to be approximately $86 million; which includes $66 million for the drilling, development and production in the Corvina field and Albacora field, both fields are located in Block Z-1 in northwest Peru, and  approximately $20 million of capital expenditures for other facilities and activities within Block Z-1.

Our major sources of funding to date have been through oil sales, equity financing and, to a lesser extent, debt financing activities. With our current cash balance, proceeds from the expected IFC and Natixis debt facilities, as discussed above, current and prospective Corvina and Albacora oil development cash flow, other potential third-party financing and potential financing from future sales of equity, we believe we will have sufficient capital resources to execute our current Corvina and Albacora oil development projects, service our current debt obligations, and execute our gas-to-power project once a suitable joint venture partner is selected and project funding becomes available. However, the timing and execution of our projects are dependent on a variety of factors, including the technical design of facilities, permitting approval, availability of equipment, time and costs required for delivery of materials and construction operations, performance by contractors and the success of finding a suitable joint venture partner and planned financing, many of which factors are outside our control and the success of which cannot be assured.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Estimates

In our annual report on Form 10-K for the year ended December 31, 2008, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to oil reserves, successful efforts method of accounting, revenue recognition, impairment of long-lived assets, future dismantlement, restoration, and abandonment costs, as well as stock-based compensation. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements, and the disclosure of contingent assets and liabilities. Actual results are likely to differ from our current estimates and those differences may be material.

In addition, on December 31, 2008 the SEC adopted the final rules regarding amendments to current Oil and Gas reporting requirements. The amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology and include the following:

•                  Requiring companies to report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices.

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

The amendments are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10-K and for fiscal years ending on or after December 31, 2009. Early adoption is not permitted in either annual or quarterly reports before the first annual report in which the revised disclosures are required. We are currently evaluating the impact of the amendments on our consolidated financial position, results of operations and cash flows.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  Market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, successful installation and operation of the new turbines, availability of capital resources, timing of syndication of and disbursements under the anticipated debt financing with IFC and Natixis, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to us is included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In light of these risks, uncertainties and assumptions, we caution the reader that these forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, which could cause actual events or results to differ materially from those expressed or implied by the statements.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.  We undertake no obligations to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Interest Rate Risk.

As of March 31, 2009, we had long-term debt and capital lease obligations of approximately $15.0 million and current maturities of long-term debt and capital lease obligations of approximately $6.0 million, consisting of capital lease obligations for the FPSO, barges and production equipment and two loans for office furniture.

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

The capital lease obligation for the FPSO and transportation barges began in August 2007 and is set to expire in November 2009. Lease payments are variable based on the working status of the barges, with a purchase option of $5.0 million after the first year of the lease and $4.0 million after the maturity date of the lease.  The capital lease obligation for the production equipment on board the FPSO barge, the Namoku, contains a purchase option at the end of twelve months and stipulates an interest rate of 18.0%.  We have two additional loans for office equipment containing a term of 60 months and bearing fixed interest rates of 5.94% and 9.44%, respectively, with principal and interest payments due on a monthly basis.

We do not expect a significant change in the market interest rate to impact the interest on our term debt.  However, significant changes in market interest rates may significantly affect the level of financing that the IFC and Natixis will structure with respect to our project in Peru.

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

Foreign Currency Exchange Rate Risk.

The U.S. Dollar is the functional currency for our oprations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, Nuevo Sol, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation in that country.  Transaction differences have been nominal to-date but are expected to increase as our activities in Peru continue to escalate.  For the three months ended March 31, 2009 and 2008, we recognized exchange rate losses of approximately $0.1 million for both periods, respectively.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2009, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 15, “Legal Proceedings”, of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Item 3 of Part I of our 2008 Annual Report for additional discussion of legal proceedings which are incorporated into Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, includes a detailed discussion of our risk factors.  For the three months ended March 31, 2009 there are no material changes in our risk factors as previously described in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2009, the Company closed a private placement of approximately14.3 million shares of common stock, no par value, to institutional and accredited investors pursuant to a Stock Purchase Agreement dated February 19, 2009. Additionally, in March 2009, the IFC exercised its pre-emptive right to elect to participate in the private placement offering resulting in an additional 1.4 million shares of common stock which brought the total to approximately 15.7 million shares of common stock sold in the private placement offering. The common stock was priced at $3.05 per share resulting in net proceeds to the Company, after placement agent and financial advisory fees, of approximately $45.2 million. No warrants or dilutive securities were issued in connection with the private placement. A financial advisory fee of $0.7 million was paid to Morgan Keegan and Company, Inc. for investment services and consulting related to the offering.  Additionally a private placement fee of $2.2 million was paid to Pritchard Capital Partners, LLC for placement services related to the offering. The Company plans on using the proceeds of this offering to develop its properties under its existing license contracts. On April 2, 2009, the Company received $4.4 million for the stock subscription receivable from the IFC for their participation in the 2009 private placement of Common Stock.

In connection with the offer and sale of the common stock in the private placement, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, Rule 506 promulgated thereunder. The sale of common stock was made to accredited investors as defined in Regulation D, Rule 501(a), each of whom had adequate access to information pertaining to the Company. Furthermore, no advertisements or general solicitation activities were made or undertaken by the Company and the securities issued in the private placement are restricted as defined in Rule 144 of the Securities Act of 1933.

Under the Stock Purchase Agreement, the Company committed to file a registration statement with the SEC and obtain the registration statement’s effectiveness within the time-frames outlined in the Stock Purchase Agreement. On April 27, 2009, the Company obtained effectiveness of the registration statement related to the Stock Purchase Agreement in compliance with such time-frames.

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

BPZ RESOURCES, INC.

Date: May 11, 2009	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director