Form 10-Q
period 2009-06-30
BPZ RESOURCES, INC.
filed 2009-08-10
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

As of June 30, 2009, there were 113,399,234 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$87,710	$5,317
Accounts receivable	2,686	5,276
Value added tax receivable	18,369	12,110
Inventory	7,288	4,054
Prepaid and other current assets	3,091	3,268
Total current assets	119,144	30,025

Property, equipment and construction in progress, net	208,952	193,934
Restricted cash	4,251	5,153
Other non-current assets	1,558	—
Investment in Ecuador property, net	1,289	1,382
Deferred tax asset	10,101	4,871
Total assets	$345,295	$235,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$39,436	$35,286
Accrued liabilities	6,014	9,920
Other liabilities	922	720
Current income taxes payable	188	6,841
Current maturity of long-term debt and capital lease obligations	1,308	7,820
Total current liabilities	47,868	60,587
Asset retirement obligation	758	580
Long-term debt and capital lease obligations	19,252	15,018
Total long-term liabilities	20,010	15,598

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 250,000,000 authorized; 113,399,234 and 78,748,390 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	362,235	227,137
Accumulated deficit	(84,818)	(67,957)
Total stockholders’ equity	277,417	159,180
Total liabilities and stockholders’ equity	$345,295	$235,365

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$11,049	$7,035	$24,274	$11,403

Operating and administrative expenses:
Lease operating expense	7,876	1,140	11,854	3,360
General and administrative expense	7,998	9,923	16,481	18,238
Geological, geophysical and engineering expense	552	115	899	296
Depreciation, depletion and amortization expense	5,508	1,082	13,386	2,273

Total operating expenses	21,934	12,260	42,620	24,167

Operating loss	(10,885)	(5,225)	(18,346)	(12,764)

Other income (expense):
Income (expense) from investment in Ecuador property, net of amortization	(47)	253	(94)	506
Interest income	3	147	28	196
Other income (expense)	(540)	317	(1,312)	225

Total other income (expense)	(584)	717	(1,378)	927

Loss before income taxes	(11,469)	(4,508)	(19,724)	(11,837)

Income tax expense (benefit)	(1,656)	148	(2,863)	241

Net loss	$(9,813)	$(4,656)	$(16,861)	$(12,078)

Basic and diluted net loss per share	$(0.10)	$(0.06)	$(0.18)	$(0.16)

Weighted average common shares outstanding	95,347	77,681	92,002	76,103

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(16,861)	$(12,078)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	7,463	8,460
Depreciation, depletion and amortization	13,386	2,273
Amortization of investment in Ecuador property	94	94
Deferred income taxes	(5,230)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,590	(1,084)
Increase in value added tax receivable	(6,259)	(3,314)
Increase in inventory	(2,420)	(2,275)
Decrease in other assets	10	455
Increase in accounts payable	4,151	6,504
Increase (decrease) in accrued liabilities	(3,907)	2,868
Increase (decrease) in income taxes payable	(6,653)	148
Increase in other liabilities	231	210
Net cash provided by (used in) operating activities	(13,405)	2,261

Cash flows from investing activities:
Property and equipment additions	(30,433)	(38,534)
Decrease (increase) in restricted cash	902	(2,003)
Net cash used in investing activities	(29,531)	(40,537)

Cash flows from financing activities:
Borrowings	1,000	2,819
Repayments of borrowings	(3,307)	(5,009)
Proceeds from exercise of warrants, net	—	750
Proceeds from exercise of stock options, net	11	931
Proceeds from sale of common stock, net	127,625	41,092
Net cash provided by financing activities	125,329	40,583

Net increase in cash and cash equivalents	82,393	2,307
Cash and cash equivalents at beginning of period	5,317	7,514
Cash and cash equivalents at end of period	$87,710	$9,821

Supplemental cash flow information:
Cash paid for:
Interest	$1,900	$2,468
Income tax	10,804	92
Non — cash items:
Purchase and additions to equipment with the issuance of a capital lease obligation	$—	$9,480
Accrued interest capitalized to construction in progress	36	230
Depletion allocated to production inventory	814	144
Depreciation on support equipment capitalized to construction in progress	690	413
Asset retirement obligation capitalized to property and equipment	144	134
Property and equipment transferred to other long term assets	(1,428)	—

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Organization

BPZ Resources, Inc., (together with its subsidiaries, collectively referred to as the “Company” or “BPZ” unless the context requires otherwise) a Texas corporation, is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. The Company is focused on the exploration, development and production of oil and natural gas in Peru and Ecuador. The Company also intends to utilize part of its planned future natural gas production as a supply source for the complementary development of a gas-fired power generation facility which is expected to be partially owned by the Company.

The Company maintains a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”), registered in Peru through its wholly-owned subsidiary BPZ Energy, LLC, a Texas limited liability company, formerly BPZ Energy, Inc. (“BPZ — Texas”) and its subsidiary BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership. Currently, the Company, through BPZ E&P, has exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres, in four blocks, in northwest Peru. The Company’s license contracts cover 100% ownership of Block Z-1 (0.8 million acres), Block XIX (0.5 million acres), Block XXII (0.9 million acres) and Block XXIII (0.2 million acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII contracts were signed in November 2007.  The Company’s license contracts provide for an initial exploration period of seven and potentially up to thirteen years for Block Z-1 and seven and potentially up to ten years for Blocks XIX, XXII and XXIII.  The license contracts require the Company to conduct specified activities in the respective blocks during the exploration period. If the exploration activities are successful, the total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production. In the event a Block contains both oil and gas, as is the case in the Company’s Block Z-1 contract, the 40 year term applies to oil exploration and production as well.

Through its wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, the Company owns a 10% non-operating working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

The Company is in the process of developing its oil and natural gas reserves and has begun producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under an extended well testing program. Additionally, the Company’s activities in Peru include analysis and evaluation of technical data on its properties, preparation of the development plans for the properties, including detailed engineering and design of the power plant and gas processing facilities, refurbishment of and designs for platforms, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits, bringing additional production on-line and securing the required capital and financing to conduct the current plan of operation.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of BPZ Resources, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature. All significant transactions between BPZ and its consolidated subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentation. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management has evaluated all subsequent events through August 10, 2009, the date the financial statements were issued.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

The Company has provided a summary discussion of significant accounting policies, estimates and judgments in Note 1 to the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (the “Codification”).  The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  There will be no impact on the Company’s financial position, results of operations or cash flows as a result of the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). This standard establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted SFAS No. 165 in the second quarter of 2009. There was no subsequent material impact on its consolidated financial position, results of operations or cash flows. See Note 1, “Basis of Presentation and Significant Accounting Policies”, to the accompanying consolidated financial statements for the related disclosure.

On December 31, 2008, the SEC adopted the final rules regarding amendments to current oil and gas reporting requirements. The amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology and include the following:

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

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

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

The Company’s value added tax receivable balance as of June 30, 2009 and December 31, 2008 was $18.4 million and $12.1 million, respectively. For the three and six months ended June 30, 2009 the Company accrued approximately $5.4 million and $15.0 million, respectively, for IGV related to expenditures, reduced by approximately ($3.3) million and ($8.7) million, respectively, for IGV related to the sale of oil for the same periods.

Note 3 — Inventories

Inventories consist primarily of crude oil, tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market. The balance of inventory at June 30, 2009 and December 31, 2008 was $7.3 million and $4.1 million, respectively.

Inventory associated with tubular goods, accessories and spare parts inventory at June 30, 2009 and December 31, 2008 was $5.3 million and $3.6 million, respectively.

The Company also maintains crude oil inventories in storage barges until the inventory quantities are at a sufficient level that the refinery in Talara will accept delivery.  These inventories are also stated at the lower of average cost or market value. Cost is determined on a weighted average basis based on production costs. The crude oil inventory at June 30, 2009 consisted of approximately 39,539 barrels at an estimated cost of $2.0 million or $51.00 per barrel. The crude oil inventory at December 31, 2008 consisted of approximately 11,656 barrels at an estimated cost of $0.4 million or $37.56 per barrel.

Note 4 — Prepaid and Other Current Assets

Below is a summary of prepaid and other current assets as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008

Prepaid expenses and other	$1,444	$1,981
Deposits	90	86
Prepaid insurance	945	590
Insurance receivable	612	611
	$3,091	$3,268

Prepaid expenses and other are primarily related to prepayments for drilling services, equipment rental and material procurement. Deposits are primarily rent deposits in connection with the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and director’ and officers’ insurance policies. Insurance receivable is related to the barge incident which occurred in early August 2006. The Company incurred an operational delay of approximately three weeks resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform. As of June 30, 2009, the Company has an insurance receivable of approximately $0.7 million for the estimated insurance repair claims of $0.8 million expected to be filed with the insurance carrier. A deductible of $75,000 will be applied to this insurance claim when reimbursed.  The hull claim will be finalized upon the dry docking of the vessel, which is expected to occur during the first quarter of 2010.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008

Construction in progress:
Power plant and related equipment	$17,963	$17,484
Platforms and wells	31,167	34,768
Pipelines and processing facilities	5,194	5,108
Producing properties	141,996	110,230
Producing equipment	13,673	18,399
Barge and related equipment	30,786	24,927
Office equipment, leasehold improvements, and vehicles	1,972	1,960
Accumulated depreciation and amortization	(33,799)	(18,942)
Net property, equipment and construction in process	$208,952	$193,934

During the six months ended June 30, 2009, the Company incurred costs of approximately $31.3 million associated with its development initiatives for the exploration and production of oil and natural gas reserves in Peru.

Of the incurred costs mentioned above, the Company incurred capital expenditures related to the completion of the CX11-20XD well and the drilling and testing of the CX11-15D well of approximately $1.0 million and $21.9 million, respectively. In preparation for the Company’s future drilling campaigns, the Company incurred costs of $3.7 million and $0.6 million for the inspection and refurbishment of the Albacora and Piedra Redonda platforms, respectively.   For the six months ended June 30, 2009, the Company incurred capital costs of $0.5 million related to initial drilling activity in the Albacora field and $0.8 million related to the Caleta La Cruz dock refurbishment.

For the three and six months ended June 30, 2009, in accordance with the “successful efforts” method of accounting, the Company capitalized approximately $0.4 million and $0.7 million of depreciation expense, respectively, mainly related to the tender assist barges serving as support equipment to the Company’s drilling activities, and $1.2 million and $2.2 million of interest expense, respectively, to construction in progress. For the same periods in 2008, the Company capitalized approximately $0.3 million and $0.4 million of depreciation expense, respectively, and $1.1 million and $2.0 million of interest expense, respectively, to construction in progress.

For the three and six months ended June 30, 2009 the Company recognized $5.5 million and $13.4 million of depreciation, depletion and amortization expense, respectively. For the same periods in 2008, the Company recognized $1.1 million and $2.3 million of depreciation, depletion and amortization expense, respectively.

Note 6 — Asset Retirement Obligation

An obligation was recorded for the future plug and abandonment of the producing oil wells, the CX11-21XD, CX11-14D, CX11-20XD, CX11-18XD and the CX11-15D, in accordance with the provisions of SFAS No 143 “Accounting for Asset Retirement Obligations”.

Activity related to the Company’s asset retirement obligation (“ARO”) for June 30, 2009 and December 31, 2008 is as follows (in thousands):

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

	June 30, 2009	December 31, 2008

ARO as of the beginning of the period	$580	$273
Liabilities incurred during period	144	268
Accretion expense	34	39
ARO as of the end of the period	$758	$580

Note 7 — Investment in Ecuador Property

The Company has a 10% net investment interest in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1.3 million and $1.4 million as of June 30, 2009 and December 31, 2008, respectively. The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense. Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  For both the three and six months ended June 30, 2009, the Company did not receive any income from its investment in Ecuador property, while receiving $0.3 million and $0.6 million during the same periods in 2008, respectively.  For both the three and six months ended June 30, 2009, and 2008, the Company recorded investment amortization expense of approximately $47,000 and $94,000, respectively.

Note 8 — Restricted Cash and Performance Bonds

As of June 30, 2009, the Company has restricted cash deposits of $4.3 million, which partially collateralizes insurance and performance bonds. In connection with the Company’s properties in Peru, it has obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $2.9 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, the Company has $1.4 million of restricted cash to collateralize insurance bonds for import duties related to the Floating, Production, Storage and Offloading vessel (“FPSO”) and transport tanker.

As of December 31, 2008, the Company had restricted cash deposits of $5.1 million, which partially collateralized insurance bonds and four performance bonds. The four performance bonds totaling $5.3 million that were partially collateralized by restricted cash deposits of $2.9 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, the Company had $2.2 million of restricted cash to collateralize insurance bonds for import duties related to the FPSO and transport tanker.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts or customs laws.

Note 9 — Long-Term Debt and Capital Lease Obligations

At June 30, 2009 and December 31, 2008 long-term debt and capital lease obligations consist of the following (in thousands):

	June 30, 2009	December 31, 2008

$15 million IFC Senior Note, Libor plus 2.75%, due 2012	$15,000	$15,000
Capital Lease Obligations	5,560	7,838
	20,560	22,838
Less: Current Portion of Long-Term Debt	1,308	7,820
	$19,252	$15,018

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

$15.0 Million IFC Reserve-Based Credit Facility

The Company has a $15.0 million reserve-based lending facility (“IFC Facility”) agreement (the “Loan Agreement”) with International Finance Corporation (“IFC”) through its subsidiaries BPZ E&P and BPZ Marine Peru S.R.L. as borrowers. The reserve-based lending facility matures in December 2012 and bears interest at an approximate rate of LIBOR plus 2.75%, currently equivalent to 3.85% based on the six month LIBOR rate of 1.1% at June 30, 2009.  The maximum amount available under this facility begins at $15.0 million and will be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The amount available under the Loan Agreement is subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, the Company is subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest coverage ratio. The Company was in compliance with all applicable covenants of the Loan Agreement as of June 30, 2009.

Note Payable

In January 2009, in exchange for receipt of $1.0 million from an individual (“Note Holder”), the Company signed a promissory note (the “Note”). The Note originally provided for maturity in July 2009 with an annual interest rate of 12.0%. However, in March 2009, the Company repaid the outstanding principal and accrued interest in full to the Note Holder.

Capital Leases

In February 2009, the Company made the final lease payment on the BPZ-02 deck barge, at which point title to the barge was transferred to the Company.

In May 2009, the Company entered into an amendment of its lease agreement for two barges currently under charter, the Namoku and the Nu’uanu. Under the terms of the amended lease agreement, the current charter, originally set to expire in November 2009, is extended for five years commencing on May 1, 2009.  During the first 18 months of the amended lease term, the daily charter rate for the use of both barges is fixed. Commencing on November 2010, the daily charter rate for the use of both vessels will be based on a tiered structure with the daily rate dependent upon the amount of the previous month’s average daily per barrel price of West Texas Intermediate Crude Oil (“WTI”), as indicated on the New York Mercantile Exchange. Any amount paid by the Company after November 2010 over the initial daily rate as a result of the escalated tiered structure based on the price of WTI will be considered contingent rental payments.  The amended lease agreement contains a $3.0 million purchase option after the third year of the lease, a $2.0 million purchase option after the fourth year of the lease and a mandatory $1.0 million purchase obligation after the fifth year of the lease.

The Company accounted for the amended lease agreement in accordance with SFAS No. 13, “Accounting for Leases (As Amended)”. Under the guidance, the lease agreement continues to be accounted for as a capital lease and the imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 34.9%.

The following is a summary of scheduled minimum lease payments under the amended lease agreement at June 30, 2009 (in thousands):

2009	$920
2010	1,825
2011	1,825
2012	1,830
2013	1,825
Therafter	1,600
Total Minimum Lease Payments	9,825
Less: Amounts Representing Interest	5,269
Present Value of Minimum Lease Payments	4,556
Less: Current Portion of Obligations Under Capital Lease	341
Long-Term Portion of Obligations Under Capital Lease	$4,215

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 10 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock, no par value, and 250,000,000 shares of common stock, no par value, authorized for issuance.

2009 Registered Offering of Common Stock

On June 30, 2009, the Company closed its sale of approximately 18.8 million shares of its common stock, no par value, in a registered offering under an effective shelf registration statement.  The shares of common stock were priced at $4.66 per share resulting in net proceeds to the Company, after placement agent fees and other fees, of approximately $82.9 million. In connection with the registered offering, the Company entered into a placement agency agreement with Canaccord Adams Inc. as lead placement agent for the offering along with Pritchard Capital Partners, LLC, and Raymond James and Associates, Inc. In addition, Rodman & Renshaw, LLC, and Wunderlich Securities, Inc. assisted as agents in the transaction. The Company paid approximately $4.4 million as a 5% placement agency fee of the gross proceeds received by the Company in accordance with the terms of the placement agency agreement. The Company plans on using the proceeds of this offering to develop its properties under its existing license contracts.

Pursuant to the Subscription Agreement dated December 16, 2006 (the “Subscription Agreement”) by and between IFC and the Company, IFC has the right, within 45 days of notice of the offering described above, to purchase shares of the Company’s common stock for the same price and terms as the participants in the registered offering to retain its proportionate ownership in the Company. As noted above, the price of the shares sold in the registered offering that closed on June 30, 2009 was $4.66 per share.  Notice of the proposed registered offering was given to IFC on June 17, 2009. IFC has indicated it would like to exercise its purchase right to purchase up to 1,889,415 shares of common stock at the offering price of $4.66 per share to which it is entitled under the Subscription Agreement.  Pursuant to NYSE Amex rules, the Company is seeking shareholder approval at a special meeting to be held August 24, 2009 to permit it to sell up to 1,889,145 additional shares of common stock to IFC at a price of $4.66 per share.  Assuming the purchase of all 1,889,145 shares of common stock by IFC, gross proceeds to the Company would be approximately $8.8 million.  Any sale of such shares to IFC will be made by means of a prospectus pursuant to the Company’s shelf registration statement, as amended, originally filed on November 16, 2007 and declared effective on December 7, 2007, or pursuant to a private transaction providing for the shares to be registered for resale at a later time pending fulfillment of any applicable securities law requirements.  If the Company does not receive shareholder approval to permit it to issue up to an additional 1,889,415 shares of common stock to IFC, the Company may fail to comply with its obligations to IFC as set forth in the Subscription Agreement, and may be potentially liable for the payment of any resulting damages to IFC.

2009 Private Placement of Common Stock

On February 23, 2009, the Company closed a private placement of approximately14.3 million shares of common stock, no par value, to institutional and accredited investors pursuant to a Stock Purchase Agreement dated February 19, 2009. Additionally, in March 2009, IFC exercised its pre-emptive right to elect to participate in the private placement offering resulting in an additional 1.4 million shares of common stock which brought the total to approximately 15.7 million shares of common stock sold in the private placement offering. The common stock was priced at $3.05 per share resulting in net proceeds to the Company, after placement agent and financial advisory fees, of approximately $45.2 million. No warrants or dilutive securities were issued in connection with the private placement. A financial advisory fee of $0.7 million was paid to Morgan Keegan and Company, Inc.  for investment services and consulting related to the offering. Additionally, a private placement fee of $2.2 million was paid to Pritchard Capital Partners, LLC for placement services related to the offering. The Company plans on using the proceeds of this offering to develop its properties under its existing license contracts.

Under the Stock Purchase Agreement, the Company committed to file a registration statement with the SEC and obtain the registration statement’s effectiveness within the time-frames outlined in the Stock Purchase Agreement. On April 27, 2009, the Company obtained effectiveness of the registration statement related to the Stock Purchase Agreement in compliance with such time-frames.

Potentially Dilutive Securities

In addition to the shares issued and outstanding, the Company has the following potentially dilutive securities at June 30, 2009 and December 31, 2008.  None of these potentially dilutive shares have been included in the calculation of earnings per share, for the three and six months ended June 30, 2009 or for the year ended December 31, 2008, as the effect would be anti-dilutive.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

The potentially dilutive shares are as follows (in thousands):

	June 30, 2009	December 31, 2008
Stock options outstanding	4,582	3,894
Total potentially dilutive securities issued	4,582	3,894
Shares available pursuant to Long-Term Incentive Compensation Plan	1,671	2,541

The Company has in effect the 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”) and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and Directors’ Plan provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants and the employees of certain of the Company’s affiliates as well as non-employee directors. The number of shares authorized under the 2007 LTIP and Directors’ Plan is 4.0 million and 2.5 million, respectively. As of June 30, 2009, 295,650 shares remain available for future grants under the 2007 LTIP and 1,375,000 shares remain available for future grants under the Directors’ Plan.

The following table summarizes stock-based compensation costs recognized under SFAS 123(R) for the three and six months ended June 30, 2009 and 2008, respectively, and is generally included in “General and administrative expense” on the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Employee stock—based compensation costs	$1,999	$2,552	$3,925	$5,805
Director stock—based compensation costs (a) (b)	2,190	1,346	3,538	2,655
	$4,189	$3,898	$7,463	$8,460

(a)

For the three and six months ended June 30, 2009 approximately $0.4 million of stock-based compensation is included in “Other income (expense)” on the Consolidated Statements of Operations. The amount relates to 100,000 stock options awarded to a former member of the Board of Directors to purchase the Company’s common stock. The grant date fair value of the award was recognized upon issuance of the award.

(b)

For the three and six months ended June 30, 2009 additional stock-based compensation of approximately $0.7 million was recognized primarily related to the accelerated vesting for certain restricted stock and stock option awards granted to a former member of the Board of Directors.

Restricted Stock Awards and Performance Shares

On July 1, 2009, the Company awarded 155,150 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP.   The restricted stock awards generally vest on the second anniversary of the grant date. The fair value of these awards is based on the closing market price on the date of Board approval of the grant, June 26, 2009.

Stock Options

During the three and six months ended June 30, 2009, the Company awarded a former member of the Board of Directors 100,000 options to purchase the Company’s common stock under the Company’s Directors’ Plan.  25% of the awards will vest on the first anniversary from the date of grant, May 7, 2009, 50% of the awards will vest on the second anniversary from the date of grant and the remaining 25% will vest on the third anniversary from the date of grant. The total value of the option award is approximately $0.4 million. The Company recognized the entire amount of expense on the grant date and the amount is included in “Other income (expense)” on the Consolidated Statements of Operations.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

On July 1, 2009 the Company awarded officers and other key employees 465,650 options to purchase the Company’s common stock under the Company’s 2007 LTIP.  These options generally vest in equal annual installments over a three-year period from the grant date. The exercise price of these awards is based on the closing market price on the date of Board approval of the grant, June 26, 2009.

On July 1, 2009 the Company awarded its non-employee directors 150,000 options to purchase the Company’s common stock under the Directors’ Plan.  These options generally vest in equal annual installments over a two-year period from the grant date. The exercise price of these awards is based on the closing market price on the date of Board approval of the grant, June 26, 2009.

The stock options were granted with a weighted average exercise price of $5.43 and the fair value of the stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

2009
Expected life (years) (a)	4.5
Risk-free interest rate (c)	2.4%
Volatility (b)	92.0%
Dividend yield (d)	—
Weighted-average fair value per share at grant date	$3.74

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

Note 11— Revenue

The Company is currently producing oil from five wells in the Corvina Field under an extended well testing program. The oil is delivered by barge to the Petroperu refinery in Talara, located approximately 70 miles south of the platform.  Produced oil is kept in production inventory until the Company increases the inventory quantities to a sufficient level that the refinery in Talara will accept delivery.

In January 2009, the Company, through its wholly-owned subsidiary BPZ E&P, entered into a long-term oil supply agreement with Petroperu. Under the terms of the contract, the Company agrees to sell, and Petroperu agrees to purchase, all of the Company’s crude oil production originating from the Corvina oilfield in Block Z-1. The contract term is for approximately seven years or until 17 million barrels of crude oil has been delivered to the Petroperu refinery located in Talara, whichever comes first. The price per barrel of oil under the agreement is determined using a basket of crude oils based on a 15-day average of Forties, Oman, and Suez blend crude oil prices, as quoted in the Spot Crude Prices Assessment published in Platt’s Crude Oilgram Price Report, minus $1 per barrel and other customary purchase price adjustments.

During the three and six months ended June 30, 2009, the Company produced approximately 209,391 barrels and 564,566 barrels, respectively.  For the same periods in 2008, the Company produced approximately 81,575 barrels and 126,751 barrels, respectively.  For the three and six months ended June 30, 2009, the Company sold approximately 205,836 barrels and 536,683 barrels at an average price, net of royalties, of $53.68 per barrel and $45.23 per barrel, respectively. For the same periods in 2008, the Company sold approximately 59,186 barrels and 115,072 barrels at an average price, net of royalties, of $118.87 per barrel and $99.09 per barrel, respectively

The Company’s revenues are reported net of royalties owed to the government of Peru. Royalties are calculated by Perupetro as stipulated in the Block Z-1 license agreement based on the same basket of crude oils prices discussed above, however, their

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

calculation is based on the past five-day average price before the crude oil delivery date. For both the three and six months ended June 30, 2009, the revenues received by the Company are net of royalty costs of approximately 5% of gross revenues or $0.6 million and $1.4 million, respectively. For the same periods in 2008, the revenues received by the Company are net of royalty costs of approximately 5% of gross revenues or $0.4 million and $0.6 million, respectively.

Note 12 — Income Tax

For the three and six months ended June 30, 2009, the Company recognized an income tax benefit of approximately $1.7 million and $2.9 million, respectively, on a net loss before income tax of approximately $11.5 million and $19.7 million, respectively, resulting in an effective tax rate of 14% and 15%, respectively.  For the same periods in 2008, the Company recognized an income tax provision of approximately $0.1 million and $0.2 million, respectively, on pre-tax losses of approximately $4.5 million and $11.8 million, respectively.  The difference between the effective tax rate recognized and the 22% statutory rate provided for under the Block Z-1 License Contract is largely due to:

•                  The Company has a 100% allowance on its net operating losses generated in the United States — The Company has a valuation allowance for the full amount of the domestic deferred tax asset resulting from the income tax benefit generated from net losses in the U.S., as it believes, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2027.

•                  Certain U.S. expenses are not deductible in Peru - The tax benefit is based on a taxable Peruvian loss that excludes certain U.S. expenses that are not deductible at the Peruvian level.

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. For the three and six months ended June 30, 2009 and 2008, respectively, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during those periods.

Note 13 — Business Segment Information

The Company determines and discloses its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing parlance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three and six months ended June 30, 2009 and 2008 and accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production. The majority of the Company’s long-lived assets are located in Peru.

Note 14 — Commitments and Contingencies

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 gives Peru employees working in private companies engaged in activities generating income classified as third category income by the Income Tax Law the right to share in the Company’s Peruvian subsidiaries profits. According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the rate at 8%. However, in Peru the Hydrocarbons’ Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing Other Activities” thus Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of net income is determined by calculating a percentage of the Company’s Peruvian subsidiaries annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code and not based on income/(loss) before incomes taxes as reported under GAAP. For the three and six months ended June 30, 2009, profit sharing expense of $0.2 million and $0.5 million, respectively, is included in “General and administrative expense” on the Consolidated Statement of Operations as the Company’s Peruvian subsidiaries have “income subject to taxation” per the Peruvian tax code. For the three and six months ended June 30, 2008, the Company did not recognize profit sharing expense as the Company’s Peruvian subsidiaries did not have “income subject to taxation” per the Peruvian tax code during this period.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Barge Incident

In August 2006, the Company incurred an operational delay resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bar in Talara Bay in northwest Peru.  The Company expects to file an insurance claim after the dry docking of the vessel.  The dry dock of the BPZ-01 is scheduled during the first quarter of 2010.  As of June 30, 2009, the Company has not presented a final claim to its insurance carrier for the barge repairs.

The Company believes the majority of the costs associated with the grounding incident will be reimbursed through insurance or through a third party.  No assurances can be given, however, that any such recoveries will be sufficient to cover all costs associated with the incident or to the timing of any such recoveries.  The Company intends to file an insurance claim with its underwriters after it has fully assessed the damages and estimated repair costs as well as finalized the reimbursement agreement with the third party.

Peru Properties

As of June 30, 2009, the Company has total restricted cash deposits of $4.3 million. In connection with the Company’s properties in Peru, it has obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $2.9 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, the Company has $1.4 million of restricted cash to collateralize insurance bonds for import duties related to the FPSO and transport tanker.  See Note 8, “Restricted Cash and Performance Bonds” for further discussion.

GE Turbine Purchase Agreement and Amendment

On September 26, 2008, the Company, through its subsidiary, entered into a $51.5 million contract (the “Agreement”) for the purchase of three LM6000 gas-fired turbines from GE Packaged Power, Inc. and GE International, Inc. Sucursal de Peru (collectively “GE”).  In January 2009 the Company and GE entered into an amendment of the Agreement. Under the terms of the amendment, both GE and BPZ agreed to a suspension period under the Agreement from and including December 15, 2008 through November 15, 2009, whereby no failure on the part of BPZ or GE to perform any obligations under the Agreement will give rise to a breach of contract or the right to terminate the contract, provided the Company makes a $3.4 million progress payment no later than February 25, 2009 and a $3.5 million progress payment to GE no later than November 16, 2009.  On February 24, 2009, the Company paid the first progress payment of $3.4 million. Failure to make the second payment in full would result in immediate termination of the Agreement with no cure period or time to correct the breach.

Once the Company determines to bring the Agreement out of the suspension period, it will provide evidence that payment security has been established and new delivery dates, pricing and payment terms may be determined by the Company and GE. All previous payments made by the Company on the Agreement will be applied against any such new terms.

Reserve-Based Credit Facility

In July 2009, the Company, through its subsidiary, BPZ E&P, secured formal commitments for a $70.0 million reserve based credit facility.  The syndication of this facility is led by Natixis, a major French bank.  The other institutions participating in the syndicate include IFC, Scotiabank and Banco de Crédito del Perú.

The credit facility will provide the Company’s subsidiary, BPZ E&P, with a revolving line of credit for capital expenditures and working capital. Subject to final negotiations and documentation, the facility is expected to: (i) be secured by a pledge of the ownership units of the borrower; (ii) be a senior secured revolving credit facility maturing four years from date of closing; (iii) bear interest at LIBOR plus 7.0%; and (iv) be subject to a commitment fee of 3.50% on the unutilized portion of the borrowing base.   The $70.0 million credit facility will include the $15.0 million previously received under the IFC Facility and the initial borrowing base available under the facility is expected to be approximately $50.0 million, inclusive of the $15.0 million already funded under the IFC Facility.  The credit facility will be subject to a semi-annual borrowing base determination based on the value of oil reserves from the Corvina field and may include future reserves booked from the Albacora field. Both fields are located offshore in northwest Peru in Block Z-1.

Closing of the credit facility is dependent upon the successful negotiation of the related loan documents, and funding is predicated on the satisfaction of certain customary conditions precedent as will be specified in the loan documents.  Both the commercial banks and IFC facilities will be governed by a single Common Terms Agreement ensuring the efficient administration of the credit facility.  Closing of this financing is expected during the third quarter of this year. However, the Company cannot provide assurance that the financing will close when anticipated, if at all.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

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

The Company currently estimates the gas-to-power project will cost approximately $145.0 million, excluding 19% value added tax which will be recovered via early recovery and/or future revenue billings.  The $145.0 million includes $120.0 million for the estimated cost of the power plant and $25.0 million for the estimated cost of the construction of the natural gas pipeline. Based upon discussions with IFC, approximately 60% of the project’s costs are expected to be financed with traditional project financing, given current market conditions.   Accordingly, the Company commenced discussions with potential joint venture partners for the gas-to-power project in an attempt to secure additional equity for the project.  After receiving proposals for the Corvina gas-to-power project, management selected a potential joint venture partner in June 2009 and negotiations with that party have begun.  The closing of the proposed joint venture, which is targeted for fourth quarter 2009, will be subject to the satisfactory negotiation of a joint venture agreement and related documents. The Company expects any joint venture to result in it holding a minority position in the project.  The Company expects to retain the responsibility for the construction of the pipeline as well as retain ownership of the pipeline.  Following the consummation of joint venture documentation, the Company will enter into negotiations with IFC regarding restructuring of the gas-to-power project financing, if necessary. The Company expects the terms of such financing to reflect the current market conditions at the time of closing along with typical covenants for this type of financing.

Note 15 — Legal Proceedings

Navy Tanker Litigation

On October 24, 2007, Tecnomarine SAC, a former contractor to a subsidiary of the Company, BPZ E&P, entered into two short term agreements with the commercial division of the Peruvian Navy to charter two small tankers for use in the Company’s offshore oil production operation.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire. Neither of the Peruvian governmental agencies charged with investigating the incident found fault with Tecnomarine SAC or the Company’s subsidiary, BPZ E&P. A lawsuit was nonetheless filed in the 152nd Judicial District Court of Harris County, Texas by two crewmembers and the family and estate of two deceased sailors injured in the incident, claiming negligence and gross negligence on the part of the BPZ Resources, Inc. and BPZ Energy LLC., parent entities of BPZ E&P that were not parties to the charter operation.  Based on the Company’s assessment of the available facts, including the fact that none of the Peruvian government-sanctioned investigations into the Supe incident found fault on the part of Tecnomarine or BPZ E&P, the Company does not believe the outcome of the legal proceeding will have a material adverse effect on its financial condition, results of operations or cash flows. The Company intends to vigorously defend this action but cautions that there is inherent risk in litigation, which is difficult to quantify, especially at the early stage of litigation proceedings.   The Company believes in any event that any monetary damages arising from the incident would be adequately covered by its insurance policies, after a customary deductible.

Disputed Contract Settlement

Towards the end of the first quarter of 2009, the Company was notified of an alleged breach of a contractual obligation to a former consultant of the Company related to services provided to both the Company and its predecessor at the time the Company became publicly traded.  The Company has settled this dispute and as a result of the settlement, the Company agreed to pay $0.8 million in exchange for a release of all claims against the Company for damages related to the disputed contract obligation.  The payment is included in “Other income/(expense)” in the Consolidated Statements of Operations.  The Company paid the $0.8 million settlement in April 2009.

Note 16 — Subsequent Events

Subsequent to June 30, 2009, the Company issued certain stock-based compensation awards and is holding a special shareholder meeting to vote on permitting IFC to participate in the 2009 registered offering. See Note 10 “Stockholders’ Equity” for further information.

Subsequent to June 30, 2009, the Company, through its subsidiary BPZ E&P, secured commitments for a reserve-based credit facility. See Note 14 “Commitments and Contingencies” for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Item 1A.  “Risk Factors” included in our Annual Report on Form 10-K, for the year ended December 31, 2008.  The following information contains forward-looking statements that involve risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” below.

BPZ Resources, Inc., (together with its subsidiaries, collectively referred to as “we, “us”, the “Company” or “BPZ” unless the context requires otherwise) a Texas corporation, is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. We are focused on the exploration, development and production of oil and natural gas in Peru and Ecuador. We also intend to utilize part of our planned future natural gas production as a supply source for the complementary development of a gas-fired power generation facility in Peru which is expected to be partially owned by us.

We maintain a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”), registered in Peru through our wholly-owned subsidiary BPZ Energy, LLC, a Texas limited liability company, formerly BPZ Energy, Inc. (“BPZ — Texas”) and its subsidiary BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership. Currently, we, through BPZ E&P, have exclusive rights and license agreements for oil and gas exploration and production covering a total of approximately 2.4 million acres, in four blocks, in northwest Peru. Our license contracts cover 100% ownership of Block Z-1 (0.8 million acres), Block XIX (0.5 million acres), Block XXII (0.9 million acres) and Block XXIII (0.2 million acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII contracts were signed in November 2007. Our license contracts provide for an initial exploration period of seven and potentially up to thirteen years for Block Z-1 and seven and potentially up to ten years for Blocks XIX, XXII and XXIII. The license contracts require us to conduct specified activities in the respective blocks during the exploration period. If the exploration activities are successful, our total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production. In the event a Block contains both oil and gas, as is the case in our Block Z-1, the 40 year term applies to oil exploration and production as well.

Additionally, through our wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we own a 10% non-operating working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

We are in the process of developing our oil and natural gas reserves and have begun producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under an extended well testing program. Additionally our activities in Peru include analysis and evaluation of technical data on our Blocks, preparation of the development plans for the Blocks, including detailed engineering and design of the power plant and gas processing facilities, refurbishment of and designs for platforms to perform our drilling campaigns in the Corvina and Albacora fields in Block Z-1, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits, bringing additional production on-line and securing the required capital and financing to conduct the current plan of operation.

At December 31, 2008, we had estimated net proved oil reserves of 17.2 MMBbls all of which were in the Corvina field in Block Z-1 located offshore northwest Peru. Of our total proved reserves, 4.2 MMBbls (25%) are classified as proved developed producing reserves and 12.9 MMBbls (75%) are classified as proved undeveloped reserves.

We have determined our reporting structure provides for only one operating segment because we currently operate solely in Peru and have only one customer for our production.

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

Oil Development

 General

We will conduct additional drilling activities based in part on an ongoing assessment of economic efficiencies, likely success and logistical issues such as license requirements, scheduling, required maintenance and replacement of equipment.  This assessment could result in increased emphasis and activities on a given prospect and conversely, could result in decreased emphasis on a given prospect for a period of time.  In particular, we will assess allocation of our resources among Corvina, Albacora, Piedra Redonda and onshore prospects as they develop.

Corvina Field

We are producing oil from our recent discoveries at the CX-11 platform, located in the Corvina Field within the offshore Block Z-1, under an extended well testing program that started on November 1, 2007.  The Corvina field consists of approximately 47,000 acres in water depths of less than 200 feet.  We are currently concentrating our drilling efforts on West Corvina, which consists of 3,500 acres and have completed a total of five oil producing wells, the CX11-15D, the CX11-21XD, the CX11-20XD, the CX11-18XD and the CX11-14D.  The oil is delivered by barge to the Petroperu refinery in Talara, located approximately 70 miles south of the platform.  Produced oil is kept in production inventory until such time it is delivered to the refinery.

In November 2008, we commenced drilling on the CX11-15D well and reached total drilling depth in January 2009. However, during the testing it was confirmed that the deeper prospective sands were found lower than expected and were located below the estimated oil-water contact, thus testing formation water. Subsequently, we commenced sidetracking the CX11-15D well, targeting a location higher in the geological formation and reached total drilling depth of 9,390 feet in March 2009.  We began testing the sands that previously tested water and found them to be oil-bearing. We added the CX11-15D well to the wells currently producing under our long-term well testing program in June 2009.   The CX11-15D well was completed with a single production string in three of the oil sands that were successfully tested, leaving two accessible oil sands to be added at a later date and leaving the two uppermost oil sands isolated from the producing sands.  The gas sands will remain behind pipe until they are needed for the gas-to-power project we are pursuing. During the testing of the CX11-15D well, gas channeling was discovered.  Further testing was necessary to determine what zones the gas was channeling from, as well as to identify possible solutions to the gas channeling problem.  We expected the evaluation process would take several weeks.  Therefore, we moved the rig to the CX11-20XD well to perform a workover to correct gas channeling problems there, similar to the CX11-15D well.

We completed the workover of the CX11-20XD well in Corvina in June 2009 and proceeded to finish the completion of the CX11-15D well. Both wells had gas channeling from gas sands above the oil zones.  We expect both wells to be back online by the first part of August, 2009.

In addition, we successfully upgraded both production flow lines from the CX-11 platform in Corvina to the floating production, storage and offloading barge (“FPSO”). The new lines have enhanced capacity to handle the combined production of oil, gas and water from the CX-11 platform in a safe and efficient manner.

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

2009 Registered Offering of Common Stock

On June 30, 2009, we closed the sale of approximately 18.8 million shares of our common stock, no par value, in a registered offering under an effective shelf registration statement.  The shares of common stock were priced at $4.66 per share resulting in net proceeds to us, after placement agent fees and other fees, of approximately $82.9 million. In connection with the registered offering, we entered into a placement agency agreement with Canaccord Adams Inc. as lead placement agent for the offering along with Pritchard Capital Partners, LLC, and Raymond James and Associates, Inc. In addition, Rodman & Renshaw, LLC, and Wunderlich Securities, Inc. assisted as agents in the transaction. We paid approximately $4.4 million as a 5% placement agency fee of the gross proceeds received by us in accordance with the terms of the placement agency agreement. We plan on using the proceeds of this offering to develop our properties under our existing license contracts.

Pursuant to the Subscription Agreement dated December 16, 2006 (the “Subscription Agreement”) by and between International Finance Corporation (“IFC”) and us, IFC has the right, within 45 days of notice of the offering described above, to purchase shares of our common stock for the same price and terms as the participants in the registered offering to retain its proportionate ownership in us. As noted above, the price of the shares sold in the registered offering that closed on June 30, 2009 was $4.66 per share.  Notice of the proposed registered offering was given to IFC on June 17, 2009. IFC has indicated it would like to exercise its purchase right to purchase up to 1,889,415 shares of common stock at the offering price of $4.66 per share to which it is entitled under the Subscription Agreement.  Pursuant to NYSE Amex rules, we are seeking shareholder approval at a special meeting to be held August 24, 2009 to permit us to sell up to 1,889,145 additional shares of common stock to IFC at a price of $4.66 per share.  Assuming the purchase of all 1,889,145 shares of common stock by IFC, gross proceeds to us would be approximately $8.8 million.  Any sale of such shares to IFC will be made by means of a prospectus pursuant to our shelf registration statement, as amended, originally filed on November 16, 2007 and declared effective on December 7, 2007, or pursuant to a private transaction providing for the shares to be registered for resale at a later time pending fulfillment of any applicable securities law requirements.  If we do not receive shareholder approval to permit us to issue up to an additional 1,889,415 shares of common stock to IFC, we may fail to comply with our obligations to IFC as set forth in the Subscription Agreement, and may be potentially liable for the payment of any resulting damages to IFC.

2009 Private Placement of Common Stock

On February 23, 2009, we closed a private placement of approximately14.3 million shares of common stock, no par value, to institutional and accredited investors pursuant to a Stock Purchase Agreement dated February 19, 2009. Additionally, in March 2009, IFC exercised its pre-emptive right to elect to participate in the private placement offering resulting in an additional 1.4 million shares of common stock which brought the total to approximately 15.7 million shares of common stock sold in the private placement offering. The common stock was priced at $3.05 per share resulting in net proceeds to us, after placement agent and financial advisory fees, of approximately $45.2 million. No warrants or dilutive securities were issued in connection with the private placement. A financial advisory fee of $0.7 million was paid to Morgan Keegan and Company, Inc.  for investment services and consulting related to the offering. Additionally, a private placement fee of $2.2 million was paid to Pritchard Capital Partners, LLC for placement services related to the offering. We plan on using the proceeds of this offering to develop our properties under our existing license contracts.

Under the Stock Purchase Agreement, we committed to file a registration statement with the SEC and obtain the registration statement’s effectiveness within the time-frames outlined in the Stock Purchase Agreement. On April 27, 2009, we obtained effectiveness of the registration statement related to the Stock Purchase Agreement in compliance with such time-frames.

Reserve-Based Credit Facility

In July 2009, we, through our subsidiary, BPZ E&P, secured formal commitments for a $70.0 million reserve based credit facility.  The syndication of this facility is led by Natixis, a major French bank.  The other institutions participating in the syndicate include IFC, Scotiabank and Banco de Crédito del Perú.

The credit facility will provide our subsidiary, BPZ E&P, with a revolving line of credit for capital expenditures and working capital. Subject to final negotiations and documentation, the facility is expected to: (i) be secured by a pledge of the ownership units of the borrower; (ii) be a senior secured revolving credit facility maturing four years from date of closing; (iii) bear interest at LIBOR plus 7.0%; and (iv) be subject to a commitment fee of 3.50% on the unutilized portion of the borrowing base.   The $70.0 million credit facility will include the $15.0 million previously received under the IFC Facility and the initial borrowing base available under the facility is expected to be approximately $50.0 million, inclusive of the $15.0 million already funded under the reserve-based lending facility with IFC (the “IFC Facility”).  The credit facility will be subject to a semi-annual borrowing base determination based on the value of oil reserves from the Corvina field and may include future reserves booked from the Albacora field. Both fields are located offshore in northwest Peru in Block Z-1.

Closing of the credit facility is dependent upon the successful negotiation of the related loan documents, and funding is predicated on the satisfaction of certain customary conditions precedent as will be specified in the loan documents.  Both the commercial banks and IFC facilities will be governed by a single Common Terms Agreement ensuring the efficient administration of the credit facility.  Closing of this financing is expected during the third quarter of this year. However, we cannot provide assurance that the financing will close when anticipated, if at all.

Gas-to-Power Project

The Corvina gas-to-power project entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, construction of gas processing facilities and an approximately 135 MW simple-cycle electric generating plant.  The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 360 MW of power.

On September 26, 2008, we, through our subsidiary, entered into a $51.5 million contract (the “Agreement”) for the purchase of three LM6000 gas-fired turbines from GE Packaged Power, Inc. and GE International, Inc. Sucursal de Peru (collectively “GE”).  In January 2009, BPZ and GE entered into an amendment of the Agreement. Under the terms of the amendment, both GE and BPZ agreed to a suspension period under the Agreement from and including December 15, 2008 through November 15, 2009, whereby no failure on the part of BPZ or GE to perform any obligations under the Agreement will give rise to a breach of contract or the right to terminate the contract, provided we make a $3.4 million progress payment no later than February 25, 2009 and a $3.5 million progress payment to GE no later than November 16, 2009.  On February 24, 2009, we paid the first progress payment of $3.4 million. Failure to make the second payment in full would result in immediate termination of the Agreement with no cure period or time to correct the breach.

Once we determine to bring the Agreement out of the suspension period, we will provide evidence that payment security has been established and new delivery dates, pricing and payment terms may be determined by us and GE. All previous payments made by us on the Agreement will be applied against any such new terms.

We currently estimate the gas-to-power project will cost approximately $145.0 million, excluding 19% value added tax which will be recovered via early recovery and/or future revenue billings.  The $145.0 million includes $120.0 million for the estimated cost of the power plant and $25.0 million for the estimated cost of the construction of the natural gas pipeline. Based upon discussions with IFC, approximately 60% of the project’s costs are expected to be financed with traditional project financing, given current market conditions.   Accordingly, we commenced discussions with potential joint venture partners for the gas-to-power project in an attempt to secure additional equity for the project.  After receiving proposals for the Corvina gas-to-power project, management selected a potential joint venture partner in June 2009 and negotiations with that party have begun.  The closing of the proposed joint venture, which is targeted for fourth quarter 2009, will be subject to the satisfactory negotiation of a joint venture agreement and related documents. We expect any joint venture to result in us holding a minority position in the project.  We expect to retain the responsibility for the construction of the pipeline as well as retain ownership of the pipeline.  Following the consummation of joint venture documentation, we will enter into negotiations with IFC regarding restructuring of the gas-to-power project financing, if necessary. We expect the terms of such financing to reflect the current market conditions at the time of closing along with typical covenants for this type of financing.

Results of Operations

The following table sets forth revenues and operating losses for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Net sales volume:
Oil and condensate (MBbls)	206	59	147	537	115	422

Net revenue:
Oil and condensate	$11,049	$7,035	$4,014	$24,274	$11,403	$12,871

Average sales price (approximately):
Oil (per Bbl)	$53.68	$118.87	$(65.19)	$45.23	$99.09	$(53.86)

Operating expenses
Lease operating expense	7,876	1,140	$6,736	11,854	3,360	$8,494
General and administrative expense	7,998	9,923	(1,925)	16,481	18,238	(1,757)
Geological, geophysical and engineering expense	552	115	437	899	296	603
Depreciation, depletion and amortization expense	5,508	1,082	4,426	13,386	2,273	11,113
Total operating expenses	$21,934	$12,260	$9,674	$42,620	$24,167	$18,453

Operating loss	$(10,885)	$(5,225)	$(5,660)	$(18,346)	$(12,764)	$(5,582)

Net Revenue

For both the three and six months ended June 30, 2009 and 2008, all oil production in the Corvina field was produced under an extended well testing program.

For the three months ended June 30, 2009, our net revenue increased by $4.0 million to $11.0 million from $7.0 million for the same period in 2008. The increase in net revenue is primarily due to the 147 MBbls of increased oil production from the CX-11 platform located in the Corvina field within Block Z-1 in northwest Peru. At June 30, 2009, we had five producing wells, CX11-15D, CX11-20XD, CX11-18XD, CX11-21XD and the CX11-14D, compared to three producing wells, the CX11-21XD, CX11-14D and the CX11-18XD, at the same period in 2008. During the three months ended June 30, 2009, oil production from the CX11-20XD well was partially suspended due to workover of the CX11-20XD well. Oil production from the CX11-15D began toward the end of the quarter and was limited due to well testing. During the same period in 2008, oil production operations were voluntarily suspended after January 30, 2008 and our oil sales did not resume until June 2008, due to an incident involving a small tanker leased from the Peruvian Navy. Offsetting the increase in production is an overall 55% decrease, quarter on quarter, in the per barrel average sales price received.

For the six months ended June 30, 2009, our net revenue increased by $12.9 million to $24.3 million from $11.4 million for the same period in 2008. The increase in net revenue is primarily due to the 422 MBbls of increased oil production from the CX-11 platform located in the Corvina field within Block Z-1 in northwest Peru. During the six months ended June 30, 2009, we had full oil production from three of the five wells and partial production from two of the five wells due to workover and timing of completion of the well CX11-15D.  During the same period in 2008, oil production operations were voluntarily suspended after January 30, 2008 and our oil sales did not resume until June 2008, due to an incident involving a small tanker leased from the Peruvian Navy. Offsetting the increase in production is an overall 54% decrease in the per barrel average sales price received for the six months ending June 30, 2009 compared to the six months ending June 30, 2008.

The revenues above are reported net of royalties owed to the government of Peru. Royalties are calculated by Perupetro as stipulated in the Block Z-1 license agreement based on a blend of crude oil prices.  However, the royalty calculation is based on the prior five-day average price before the crude oil delivery date, as opposed to the price we receive for oil which is based on the prior two-week average price before the crude oil delivery date. For both the three and six months ended June 30, 2009, the revenues received by us are net of royalty costs of approximately 5% of gross revenues or $0.6 million and $1.4 million, respectively. For the same periods in 2008, the revenues received by us are net of royalty costs of approximately 5% of gross revenues or $0.4 million and $0.6 million, respectively.

Lease Operating

For the three months ended June 30, 2009, lease operating expenses increased by $6.7 million to $7.9 million ($38.26 per Bbl) from $1.1 million ($19.27 per Bbl) for the same period in 2008. The increase in expense is primarily attributable to the additional production costs associated with increased production and additional maintenance expenses incurred in 2009. The primary reason for the increase in the per Bbl amounts is due to $2.8 million of workover expenses related to the CX11-20XD well and $1.3 million of expense related to the replacement of certain underwater hoses and flow lines of our Corvina oil production facility.

For the six months ended June 30, 2009, lease operating expenses increased by $8.5 million to $11.9 million ($22.09 per Bbl) from $3.4 million ($29.20 per Bbl) for the same period in 2008. The increase in expense is primarily attributable to the additional production costs associated with increased production and additional maintenance expenses incurred in 2009. The primary reason for the decrease in the per Bbl amounts is due to the increased production compared to the same period in 2008.  As a result of our suspended oil production and sales in the first quarter of 2008 as a result of the incident involving a small tanker leased from the Peruvian Navy, our per barrel lease operating expense is higher than the per barrel expense in 2009 despite the $2.8 million and $1.3 million of additional expense incurred in the second quarter of 2009 for the CX11-20XD workover and replacement of underwater hoses and flow lines, respectively.

General and Administrative

For the three months ended June 30, 2009, general and administrative expenses decreased ($1.9) million to $8.0 million from $9.9 million for the same period in 2008.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by ($0.2) million to $3.7 million for the three months ended June 30, 2009 from $3.9 million for the same period in 2008. The decrease in stock-based compensation expense is primarily due to the decrease in fair market value of awards granted in 2009 as a result of the decline in the stock price of BPZ.  Stock-based compensation expense for the quarter in 2009 includes approximately $0.7 million of stock-based compensation expense related to the accelerated vesting for certain restricted stock and stock option awards granted to a former member of the Board of Directors. Other general and administrative expenses decreased ($1.7) million to $4.3 million from $6.0 million for the same period in 2008. The decrease is primarily due to ($0.7) million reduced salary compensation expenses, ($0.1) million reduced traveling expenses, ($0.4) million reduced consulting and contract labor expenses, ($0.3) million reduced legal fees and ($0.4) million reduced non-deductable tax fees.  Partially offsetting these reductions are increases in financial service fees of $0.2 million. The reduction in salary and compensation expense is primarily due to the timing of executive bonuses and employee salary increases. During the early part of the second quarter of 2008 executives received bonuses and employees received salary increases that were retroactive to the beginning of the year. During the same period in 2009, employees did not receive salary increases or bonuses. Other general and administrative expense reductions are primarily due to cost control measures initiated by us in 2009.

For the six months ended June 30, 2009, general and administrative expenses decreased ($1.8) million to $16.5 million from $18.2 million for the same period in 2008. A subset of general and administrative expense, stock-based compensation expense decreased by ($1.4) million to $7.0 million for the six months ended June 30, 2009 from $8.4 million for the same period in 2008. The decrease in stock-based compensation expense is primarily due to the reasons mentioned above.  Other general and administrative expenses decreased ($0.3) million to $9.5 million from $9.8 million for the same period in 2008. The primary reason for the decrease is a reduction in taxes, consulting, and traveling expenses that more than offset increases in legal, accounting, bank, and rent fees.

Geological, Geophysical and Engineering

For the three months ended June 30, 2009, geological, geophysical and engineering expenses increased $0.5 million to $0.6 million compared to $0.1 million for the same period in 2008. For the six months ended June 30, 2009, geological, geophysical and engineering expenses increased $0.6 million to $0.9 million compared to $0.3 million for the same period in 2008.  The increase in geophysical and engineering expenses for both periods is primarily due to increased environmental impact studies performed on Blocks XIX, XXII and XXIII in the current year in preparation for our seismic commitments compared to the activities of the prior year.

Depreciation, Depletion and Amortization

For the three months ended June 30, 2009, depreciation, depletion and amortization expense increased $4.4 million to $5.5 million from $1.1 million for the same period in 2008. For the six months ended June 30, 2009, depreciation, depletion and amortization expense increased $11.1 million to $13.4 million from $2.3 million for the same period in 2008. The increase for both periods is primarily due to increased production discussed above.

Other Income/(Expense)

For the three months ended June 30, 2009, income from our investment in Ecuador property, net of investment amortization, decreased by $0.3 million to an expense of $47,000 from income of $0.3 million in 2008. For the six months ended June 30, 2009, income from our investment in Ecuador property, net of investment amortization, decreased by $0.6 million to an expense of $0.1 million from income of $0.5 million in 2008. For both periods, the primary difference is due to not receiving payments from our investment in the Santa Elena Property during 2009 while receiving $0.3 million in the first quarter and $0.3 million in the second quarter during 2008. Income/(expense) from our investment in Ecuador is net of investment amortization expense.  For both the three and six months ended June 30, 2009 and 2008, investment income / (expense) includes amortization expense of approximately $47,000 and $94,000, respectively.

For the three and six months ended June 30, 2009, in accordance with the “successful efforts” method of accounting, we capitalized approximately $0.4 million and $0.7 million of depreciation expense, respectively, mainly related to the tender assist barges serving as support equipment to our drilling activities, and $1.2 million and $2.2 million of interest expense, respectively, to construction in progress. For the same periods in 2008, we capitalized approximately $0.3 million and $0.4 million of depreciation expense, respectively, and $1.1 million and $2.0 million of interest expense, respectively, to construction in progress.

For the three months and six months ended June 30, 2008, we recorded interest income of approximately $0.1 million and $0.2 million, respectively. For the same periods in 2009 interest income was negligible. The decrease in interest income is primarily due to the decreased cash balances in 2009 and lower interest rates compared to the cash balances and interest rates during the same periods in 2008.

For the three months ended June 30, 2009 and 2008, other expense increased by $0.8 million to an expense of $0.5 million in 2009 from income of $0.3 million in 2008. The primary reason for the increase in expense is due to $0.4 million of stock compensation expense related to stock options awarded to a former member of the Board of Directors that was recognized upon issuance of the award. Additionally, we recognized $0.1 million of expenses as part of the separation agreement with the former Director. During the same period in 2008, we recognized $0.3 million of foreign currency exchange gains.

For the six months ended June 30, 2009 and 2008, other expense increased by $1.5 million to an expense of $1.3 million in 2009 from income of $0.2 million in 2008.  The primary reason for the increase in expense is due to the reasons mentioned above and also includes approximately $0.8 million of expense related to the settlement of a disputed contractual obligation with a former consultant of ours concerning services provided to both BPZ and its predecessor at the time BPZ became publicly traded. We were notified of this alleged dispute towards the end of the first quarter of 2009. The settlement was paid in April 2009. Additionally, for the six months ended June 30, 2008, we recognized $0.2 million of foreign currency gains and for the same period in 2009 we recognized approximately $0.1 million in foreign currency losses.

Income Taxes

For the three and six months ended June 30, 2009, we recognized an income tax benefit of approximately $1.7 million and $2.9 million, respectively, on a net loss before income tax of approximately $11.5 million and $19.7 million, respectively, resulting in an effective tax rate of 14 % and 15%, respectively. For the same periods in 2008, we recognized an income tax provision of approximately $0.1 million and $0.2 million, respectively, on pre-tax losses of approximately $4.5 million and $11.8 million, respectively. The difference between the effective tax rate recognized and the 22% statutory rate provided for under the Block Z-1 License Contract is largely due to:

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

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. For both the three and six months ended June 30, 2009 and 2008, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during those periods.

For the three months ended June 30, 2009, our net loss increased ($5.2) million to ($9.8) million or ($0.10) per basic and diluted share from ($4.7) million or ($0.6) per basic and diluted share for the same period in 2008. For the six months ended June 30, 2009, our net loss increased ($4.8) million to ($16.9) million or ($0.18) per basic and diluted share from ($12.1) million or ($0.16) per basic and diluted share for the same period in 2008.

Liquidity, Capital Resources and Capital Expenditures

At June 30, 2009, we had cash and cash equivalents of $87.7 million and current accounts receivable related to our June oil sales of $2.7 million. We also had $18.4 million in Value Added Tax receivable which we will collect over time as we invoice our oil sales. At December 31, 2008, we had cash and cash equivalents of $5.3 million, current accounts receivable of $5.3 million and a Value Added Tax receivable of $12.1 million.

At June 30, 2009 and December 31, 2008, we had a working capital/(deficit) balance of $71.3 million and ($30.6) million, respectively.

At June 30, 2009 and December 31, 2008, our outstanding long-term debt consisted of a $15.0 million IFC Facility bearing interest at LIBOR plus 2.75% due December 31, 2012. Additionally our capital lease obligations, primarily related to the barges used in our marine operations was $5.6 million and $7.8 million, respectively.

	For the Six Months Ended
	June 30,
Cash Flows	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$(13,405)	$2,261
Investing activities	(29,531)	(40,537)
Financing activities	125,329	40,583

Operating Activities

Cash provided by (used in) operating activities decreased by ($15.7) million to ($13.4) million for the six months ended June 30, 2009 from $2.3 million for the same period in 2008. Cash flow before changes in operating assets and liabilities provided $0.1 million and changes in operating assets and liabilities provided a use of cash of ($15.8) million primarily due to increases in our VAT receivables and decreases in our current liabilities.

Investing Activities

Net cash used in investing activities decreased by ($11.0) million to ($29.5) million for the six months ended June 30, 2009 from ($40.5) million for the same period in 2008 and is primarily due to ($8.1) million decreased capital expenditures partially offset by the change in restricted cash proceeds of ($2.9) million.

2009 Equipment Activity

During the six months ended June 30, 2009, we incurred costs of approximately $31.3 million associated with our development initiatives for the exploration and production of oil and natural gas reserves in Peru.

Of the incurred costs mentioned above, we incurred capital expenditures related to the completion of the CX11-20XD well and the drilling and testing of the CX11-15D well of approximately $1.0 million and $21.9 million, respectively. In preparation for our future drilling campaigns, we incurred costs of $3.7 million and $0.6 million for the inspection and refurbishment of the Albacora and Piedra Redonda platforms, respectively.   For the six months ended June 30, 2009, we incurred capital costs of $0.5 million related to initial drilling activity in the Albacora field and $0.8 million related to the Caleta La Cruz dock refurbishment.

For the three and six months ended June 30, 2009, in accordance with the “successful efforts” method of accounting, we capitalized approximately $0.4 million and $0.7 million of depreciation expense, respectively, mainly related to the tender assist barges serving as support equipment to our drilling activities, and $1.2 million and $2.2 million of interest expense, respectively, to construction in progress. For the same periods in 2008, we capitalized approximately $0.3 million and $0.4 million of depreciation expense, respectively and $1.1 million and $2.0 million of interest expense, respectively, to construction in progress.

For the three and six months ended June 30, 2009, we recognized $5.5 million and $13.4 million of depreciation, depletion and amortization expense, respectively. For the same periods in 2008, we recognized $1.1 million and $2.3 million of depreciation, depletion and amortization expense, respectively.

Financing Activities

Cash provided by financing activities increased by $84.7 million to $125.3 million for the six months ended June 30, 2009 from $40.6 million for the same period in 2008. The increase in cash provided by financing activities reflects $86.5 million in cash proceeds from equity offerings and $1.7 million in increased cash as a result of a decrease in the repayments of debt offset by ($1.8) million less cash received as a result of less borrowings in 2009, and ($1.7) million less cash received for the issuances of stock options and warrants.

Shelf Registration

To finance our operations we may sell additional shares of our common stock. Our certificate of formation does not provide for preemptive rights. We currently have approximately $134.6 million in common stock available under an effective shelf registration statement, which we may sell from time to time in one or more offerings pursuant to underwritten public offerings, negotiated transactions, block trades or a combination of these methods.

Long-Term Debt and Capital Lease Obligations

At June 30, 2009 and December 31, 2008 long-term debt and capital lease obligations consist of the following (in thousands):

	June 30, 2009	December 31, 2008

$15 million IFC Senior Note, Libor plus 2.75%, due 2012	$15,000	$15,000
Capital Lease Obligations	5,560	7,838
	20,560	22,838
Less: Current Portion of Long-Term Debt	1,308	7,820
	$19,252	$15,018

$15.0 Million IFC Reserve-Based Credit Facility

Pursuant to the IFC Facility we have a $15.0 million reserve-based lending facility agreement (the “Loan Agreement”) with IFC through our subsidiaries BPZ E&P and BPZ Marine Peru S.R.L., as borrowers. The reserve-based lending facility matures in December 2012 and bears interest at an approximate rate of LIBOR plus 2.75%, currently equivalent to 3.85% based on the six month LIBOR rate of 1.1% at June 30, 2009.  The maximum amount available under this facility begins at $15.0 million and will be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The amount available under the Loan Agreement is subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, we are subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest coverage ratio. We were in compliance with all applicable covenants of the Loan Agreement as of June 30, 2009.

Note Payable

In January 2009, in exchange for receipt of $1.0 million from an individual (“Note Holder”), we signed a promissory note (the “Note”). The Note originally provided for maturity in July 2009 and bore an annual interest rate of 12.0%. However, in March 2009 we repaid the principal amount and accrued interest in full to the Note Holder.

Capital Leases

In February 2009, we made the final lease payment on the BPZ-02 deck barge at which point title to the barge was transferred to us.

In May 2009, we entered into an amendment of our lease agreement for two barges currently under charter, the Namoku and the Nu’uanu. Under the terms of the amended lease agreement, the current charter, originally set to expire in November 2009, is extended for five years commencing on May 1, 2009.  During the first 18 months of the amended lease term, the daily charter rate for the use of both barges is fixed. Commencing on November 2010, the daily charter rate for the use of both vessels will be based on a tiered structure with the daily rate dependent upon the amount of the previous month’s average daily per barrel price of West Texas Intermediate Crude Oil (“WTI”), as indicated on the New York Mercantile Exchange. Any amount paid by us after November 2010 over the initial daily rate as a result of the escalated tiered structure based on the price of WTI will be considered contingent rental payments.  The amended lease agreement contains a $3.0 million purchase option after the third year of the lease, a $2.0 million purchase option after the fourth year of the lease and a mandatory $1.0 million purchase obligation by us after the fifth year of the lease.

We accounted for the amended lease agreement in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases (As Amended)”. Under the guidance, the lease agreement continues to be accounted for as a capital lease and the imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 34.9%.

The following is a summary of scheduled minimum lease payments under the amended lease agreement at June 30, 2009 (in thousands):

2009	$920
2010	1,825
2011	1,825
2012	1,830
2013	1,825
Therafter	1,600
Total Minimum Lease Payments	9,825
Less: Amounts representing interest	5,269
Present Value of Minimum Lease Payments	4,556
Less: Current Portion of Obligations Under Capital Lease	341
Long-Term Portion of Obligations Under Capital Lease	$4,215

Performance Bonds

As of June 30, 2009, we have restricted cash deposits of $4.3 million, which partially collateralizes insurance and performance bonds. In connection with our properties in Peru, we have obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $2.9 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, we have $1.4 million of restricted cash to collateralize insurance bonds for import duties related to the FPSO and transport tanker.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts or customs laws.

Liquidity Outlook

We estimate for the remainder of 2009 our required principal and interest payments for our outstanding debt to be approximately $0.3 million, our required principal and interest payments for our capital lease obligations to be approximately $1.9 million and capital expenditures to be approximately $55 million, which includes $42 million for the drilling, development and production in the Corvina and Albacora fields located in Block Z-1 in northwest Peru, and approximately $13 million of capital expenditures for other facilities and activities within Block Z-1.

Our major sources of funding to date have been through oil sales, equity financing and, to a lesser extent, debt financing activities. With our current cash balance, proceeds from the expected IFC and Natixis debt facilities, as discussed above, current and prospective Corvina and Albacora oil development cash flow, other potential third-party financing and potential financing from future sales of equity, we believe we will have sufficient capital resources to execute our current Corvina and Albacora oil development projects, service our current debt obligations, and execute our gas-to-power project once a suitable joint venture agreement is executed and project funding becomes available. However, the timing and execution of our projects are dependent on a variety of factors, including the technical design of facilities, permitting approval, availability of equipment, time and costs required for delivery of materials and construction operations, performance by contractors and the success of negotiations with a joint venture partner and planned financing, many of which factors are outside our control and the success of which cannot be assured.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). This standard establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS No. 165 in the second quarter of 2009. There was no subsequent material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (the “Codification”).  The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  There will be no impact on our financial position, results of operations or cash flows as a result of the Codification.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  Market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, successful installation and operation of the new turbines, availability of capital resources, timing of syndication of and disbursements under the anticipated debt financing with IFC and Natixis, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to us is included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Interest Rate Risk.

As of June 30, 2009, we had long-term debt and capital lease obligations of approximately $19.3 million and current maturities of long-term debt and capital lease obligations of approximately $1.3 million, consisting of capital lease obligations for the FPSO and production equipment and two loans for office furniture.

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

The capital lease obligation for the FPSO and transportation barges began in August 2007 and is set to expire in May 2014. Lease payments are variable based on the working status of the barges, with a purchase option of $3.0 million in May 2012, $2.0 million in May 2013, and required to be purchased by us for $1.0 million in May 2014.  The imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 34.9%. The capital lease obligation for the production equipment on board the FPSO barge, the Namoku, is set to expire in June 2010, and contains a purchase option at the end of twelve months and stipulates an interest rate of 18.0%.  We have two additional loans for office equipment containing a term of 60 months and bearing fixed interest rates of 5.94% and 9.44%, respectively, with principal and interest payments due on a monthly basis. We do not expect a significant change in the market interest rate to impact the interest on our term debt.  However, significant changes in market interest rates may significantly affect the level of financing IFC and Natixis will structure with respect to our project in Peru.

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

With respect to our planned electricity generation business, the price we can obtain for the sale of power may not rise at the same rate, or may not rise at all, to match a rise in our cost to produce and transport gas reserves to our initial 135MW power plant in Caleta Cruz.  Prices for both electricity and natural gas have been very volatile in the past year and have increased significantly over the past two years.  The profitability of this business depends in large part on the difference between the price of power and the price of fuel used to generate power, or “spark spread.”

Foreign Currency Exchange Rate Risk.

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, the Nuevo Sol, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation in that country.  Transaction differences have been nominal to date but are expected to increase as our activities in Peru continue to escalate.  For the three and six months ended June 30, 2009, exchange rate gains and losses were negligible.  For the same periods in 2008, we recognized exchange rate gains of approximately $0.3 million and $0.2 million, respectively.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2009, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 15, “Legal Proceedings”, of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Item 3 of Part I of our 2008 Annual Report for additional discussion of legal proceedings which are incorporated into Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, includes a detailed discussion of our risk factors.  For the three and six months ended June 30, 2009, there are no material changes in our risk factors as previously described in our Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

The 2009 annual meeting of shareholders was held on June 26, 2009. At this meeting, the following two Class II directors were re-elected by the following vote:

Director	Votes For	Votes Withheld
Dr. Fernando Zúñiga y Rivero	64,214,053	2,758,252
Dennis G. Strauch	64,415,131	2,557,174

Class II Directors will serve until the 2012 annual meeting of shareholders or their successors are elected and qualified.

Proposal	Votes For	Votes Against	Abstentions	Broker Non-votes
Ratification of Johnson Miller & Co., CPA’s PC as the Company’s independent public accountants	66,821,271	63,908	87,125	—

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BPZ RESOURCES, INC.

Date: August 10, 2009	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director