Form 10-Q
period 2009-09-30
BPZ RESOURCES, INC.
filed 2009-11-09
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 6, 2009, there were 115,079,760 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$66,651	$5,317
Accounts receivable	—	5,276
Value added tax receivable	21,254	12,110
Inventory	14,972	4,054
Prepaid and other current assets	2,290	3,268
Total current assets	105,167	30,025

Property, equipment and construction in progress, net	223,028	193,934
Restricted cash	4,812	5,153
Other non-current assets	1,545	—
Investment in Ecuador property, net	1,242	1,382
Deferred tax asset	13,316	4,871
Total assets	$349,110	$235,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,722	$35,286
Accrued liabilities	8,014	9,920
Other liabilities	1,099	720
Current income taxes payable	—	6,841
Accrued interest payable	164	—
Current maturity of long-term debt and capital lease obligations	5,386	7,820
Total current liabilities	50,385	60,587
Asset retirement obligation	777	580
Long-term debt and capital lease obligations	19,106	15,018
Total long-term liabilities	19,883	15,598

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 250,000,000 authorized; 115,079,760 and 78,748,390 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	372,622	227,136
Accumulated deficit	(93,780)	(67,956)
Total stockholders’ equity	278,842	159,180
Total liabilities and stockholders’ equity	$349,110	$235,365

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$13,088	$33,440	$37,362	$44,843

Operating and administrative expenses:
Lease operating expense	9,591	3,582	21,445	6,942
General and administrative expense	8,474	10,407	24,956	28,644
Geological, geophysical and engineering expense	297	211	1,195	507
Depreciation, depletion and amortization expense	5,881	5,673	19,267	7,947

Total operating expenses	24,243	19,873	66,863	44,040

Operating income (loss)	(11,155)	13,567	(29,501)	803

Other income (expense):
Income (expense) from investment in Ecuador property, net of amortization	172	153	79	659
Interest income	159	10	187	206
Other income (expense)	70	(68)	(1,243)	157

Total other income (expense)	401	95	(977)	1,022

Income (loss) before income taxes	(10,754)	13,662	(30,478)	1,825

Income tax expense (benefit)	(1,792)	5,051	(4,654)	5,292

Net income (loss)	$(8,962)	$8,611	$(25,824)	$(3,467)

Basic net income (loss) per share	$(0.08)	$0.11	$(0.26)	$(0.05)
Basic weighted average common shares outstanding	113,929	78,585	99,391	76,933

Diluted net income (loss) per share	$(0.08)	$0.11	$(0.26)	$(0.05)
Diluted weighted average common shares outstanding	113,929	80,323	99,391	76,933

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(25,824)	$(3,467)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	10,342	13,419
Depreciation, depletion and amortization	19,267	7,947
Amortization of investment in Ecuador property	140	141
Deferred income taxes	(8,445)	(1,910)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,276	(438)
Increase in value added tax receivable	(9,144)	(2,632)
Increase in inventory	(9,874)	(1,927)
Decrease in other assets	824	174
Increase in accounts payable	436	12,025
(Decrease) increase in accrued liabilities	(1,744)	1,496
(Decrease) increase in income taxes payable	(6,841)	6,425
Increase in other liabilities	379	1,158
Net cash provided by (used in) operating activities	(25,208)	32,411

Cash flows from investing activities:
Property and equipment additions	(50,597)	(67,196)
Decrease (increase) in restricted cash	341	(3,068)
Net cash used in investing activities	(50,256)	(70,264)

Cash flows from financing activities:
Borrowings	6,533	2,819
Repayments of borrowings	(4,879)	(8,087)
Proceeds from exercise of warrants, net	—	750
Proceeds from exercise of stock options, net	113	2,458
Proceeds from sale of common stock, net	135,031	40,925
Net cash provided by financing activities	136,798	38,865

Net increase in cash and cash equivalents	61,334	1,012
Cash and cash equivalents at beginning of period	5,317	7,514
Cash and cash equivalents at end of period	$66,651	$8,526

Supplemental cash flow information:
Cash paid for:
Interest	$3,137	$2,902
Income tax	12,441	777
Non — cash items:
Purchase and additions to equipment with the issuance of a capital lease obligation	$—	$9,243
Conversion of long-term debt to common stock	—	15,500
Accrued interest capitalized to construction in progress	41	230
Depletion allocated to production inventory	1,045	260
Depreciation on support equipment capitalized to construction in progress	1,098	658
Asset retirement obligation capitalized to property and equipment	144	134
Property and equipment transferred to other non-current assets	(1,428)	—

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

The Company maintains a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”), registered in Peru through its wholly-owned subsidiary BPZ Energy, LLC, a Texas limited liability company, formerly BPZ Energy, Inc., and its subsidiary BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership. Currently, the Company, through BPZ E&P, has exclusive rights and license contracts for oil and gas exploration and production covering a total of approximately 2.4 million acres, in four blocks, in northwest Peru. The Company’s license contracts cover 100% ownership of Block Z-1 (0.8 million acres), Block XIX (0.5 million acres), Block XXII (0.9 million acres) and Block XXIII (0.2 million acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII contracts were signed in November 2007.  The Company’s license contracts provide for an initial exploration period of seven and potentially up to thirteen years for Block Z-1and seven and potentially up to ten years for Blocks XIX, XXII and XXIII.  The license contracts require the Company to conduct specified activities in the respective blocks during the exploration period. If the exploration activities are successful, the total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production. In the event a block contains both oil and gas, as is the case in the Company’s Block Z-1 contract, the 40 year term applies to oil exploration and production as well.

Through its wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, the Company owns a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

The Company is in the process of developing its oil and natural gas reserves and is producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under an extended well testing program. From the time the Company first began producing from the CX-11 platform in the Corvina field in November of 2007, through September 30, 2009, it has produced approximately 1.6 MMBbls of oil. The Company is also in the initial stages of appraising, exploring and developing the potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1 and plans to develop any such reserves under an extended well testing program similar to that of Corvina. Additionally, the Company’s activities in Peru include analysis and evaluation of technical data on its  other properties, preparation of the development plans for the properties, refurbishment of and designs for platforms, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits, bringing additional production on-line, seismic acquisition, obtaining detailed engineering and design of the power plant and gas processing facilities and securing the required capital and financing to conduct the current plan of operation.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of BPZ Resources, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature. All significant transactions between BPZ and its consolidated subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentation. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management has evaluated all subsequent events through November 6, 2009, the date the financial statements were available to be issued.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 168, now codified as Accounting Standard Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”).  ASC Topic 105 provides the FASB ASC as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The FASB ASC changes GAAP from a standards based model, with thousands of standards, to a topically based model. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC Topic 105 the ASC supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative.   The provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of the ASC did not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), now codified as ASC Topic 855, “Subsequent Events” (“ASC Topic 855”). This standard establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted ASC Topic 855 in the second quarter of 2009. The adoption of ASC Topic 855 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 1, “Basis of Presentation and Significant Accounting Policies”, to the accompanying consolidated financial statements for the related disclosure.

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

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

before the first annual report in which the revised disclosures are required. The Company is currently evaluating the impact of the amendments on its consolidated financial position, results of operations and cash flows.

Note 2 — Value Added Tax Receivable

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 19%.

Peru currently has an IGV early recovery program for oil and gas companies during the exploration phase. Under this program, IGV paid on the acquisition of certain goods and services used directly in hydrocarbon exploration activities can be recovered prior to a commercial discovery taking place or the initiation of production and revenue billings. Because the Company has oil sales in the Corvina field under an extended well testing program, it is no longer eligible for the IGV early recovery program. Accordingly the Company is recovering its IGV receivable with IGV payables associated with future oil sales under the normal IGV recovery process.

The Company’s value-added tax receivable balance as of September 30, 2009 and December 31, 2008 was $21.3 million and $12.1 million, respectively. For the three and nine months ended September 30, 2009 the Company accrued approximately $7.0 million and $22.0 million, respectively, for IGV related to expenditures, reduced by approximately ($4.1) million and ($12.8) million, respectively, for IGV related to the sale of oil for the same periods.

Note 3 — Inventories

Inventories consist primarily of crude oil, tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market. The balance of inventory at September 30, 2009 and December 31, 2008 was $15.0 million and $4.1 million, respectively.

Inventory associated with tubular goods, accessories and spare parts inventory at September 30, 2009 and December 31, 2008 was $12.7 million and $3.6 million, respectively.

The Company maintains crude oil inventories in storage barges until the inventory quantities are at a sufficient level that the refinery in Talara will accept delivery.  These inventories are also stated at the lower of average cost or market value. Cost is determined on a weighted average basis based on production costs. The crude oil inventory at September 30, 2009 consisted of approximately 46,064 barrels at an estimated cost of $2.3 million or $49.94 per barrel. The crude oil inventory at December 31, 2008 consisted of approximately 11,656 barrels at an estimated cost of $0.4 million or $37.56 per barrel.

Note 4 — Prepaid and Other Current Assets

Below is a summary of prepaid and other current assets as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Prepaid expenses and other	$450	$1,981
Deposits	92	86
Prepaid insurance	1,136	590
Insurance receivable	612	611
	$2,290	$3,268

Prepaid expenses and other are primarily related to prepayments for drilling services, equipment rental and material procurement. Deposits are primarily rent deposits in connection with the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors and officer’s insurance policies. Insurance receivable is related to the barge incident which occurred in early August 2006. The Company incurred an operational delay of approximately three weeks resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform. As of September 30, 2009, the Company has an insurance receivable of approximately $0.7 million for the estimated insurance repair claims of $0.8 million expected to be filed with the insurance carrier. A deductible of $75,000 will be applied to this insurance claim when reimbursed.  The hull claim will be finalized upon the dry docking of the vessel, which is expected to occur during the first quarter of 2010.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008

Construction in progress:
Power plant and related equipment	$18,352	$17,484
Platforms and wells	44,435	34,768
Pipelines and processing facilities	5,298	5,108
Producing properties	147,200	110,230
Producing equipment	13,160	18,399
Barge and related equipment	32,987	24,927
Office equipment, leasehold improvements, and vehicles	1,895	1,960
Accumulated depreciation and amortization	(40,299)	(18,942)
Net property, equipment and construction in process	$223,028	$193,934

During the nine months ended September 30, 2009, the Company incurred costs of approximately $50.5 million associated with its development initiatives for the exploration and production of oil and natural gas reserves in Peru.

Of the incurred costs mentioned above, the Company incurred $1.0 million of capital expenditures related to the completion of the CX11-20XD well, $23.4 million for the drilling and testing of the CX11-15D well, $9.9 million for drilling of the Albacora A-14XD well and $1.7 million for the drilling of the CX11-19D well. In preparation for the Company’s current and future drilling campaigns, the Company incurred costs of $5.7 million, $0.6 million and $0.4 million for the inspection and refurbishment of the Albacora, Piedra Redonda and Corvina platforms, respectively, and $1.0 million related to the Caleta La Cruz dock refurbishment.  Additionally, the Company incurred $3.4 million in construction in process equipment purchases, $1.0 million for the Company’s gas to power project, $0.5 million in Corvina production facility additions, $0.4 million on the Albacora production facilities additions and $0.3 million on barge improvements.

For the three and nine months ended September 30, 2009, in accordance with the “successful efforts” method of accounting, the Company capitalized approximately $0.4 million and $1.1 million of depreciation expense, respectively, mainly related to the tender assist barges serving as support equipment to the Company’s drilling activities, and $1.2 million and $3.3 million of interest expense, respectively, to construction in progress. For the same periods in 2008, the Company capitalized approximately $0.2 million and $0.7 million of depreciation expense, respectively, and $0.9 million and $2.9 million of interest expense, respectively, to construction in progress.

For the three and nine months ended September 30, 2009, the Company recognized $5.9 million and $19.3 million of depreciation, depletion and amortization expense, respectively. For the same periods in 2008, the Company recognized $5.7 million and $7.9 million of depreciation, depletion and amortization expense, respectively.

Note 6 — Asset Retirement Obligation

An obligation was recorded for the future plug and abandonment of the producing oil wells, the CX11-21XD, CX11-14D, CX11-20XD, CX11-18XD and the CX11-15D, in accordance with the provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations”, previously accounted for in accordance with SFAS No 143 “Accounting for Asset Retirement Obligations”.

Activity related to the Company’s asset retirement obligation (“ARO”) for September 30, 2009 and December 31, 2008 is as follows (in thousands):

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

	September 30, 2009	December 31, 2008

ARO as of the beginning of the period	$580	$273
Liabilities incurred during period	144	268
Accretion expense	53	39
ARO as of the end of the period	$777	$580

Note 7 — Investment in Ecuador Property

The Company has a 10% net investment interest in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1.2 million and $1.4 million as of September 30, 2009 and December 31, 2008, respectively. The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense. Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  For both the three and nine months ended September 30, 2009, the Company received $0.2 million of cash from its investment in Ecuador property, while receiving $0.2 million and $0.8 million during the same periods in 2008, respectively.  For both the three and nine months ended September 30, 2009, and 2008, the Company recorded investment amortization expense of approximately $47,000 and $141,000, respectively.

Subsequent to September 30, 2009, the Company received $0.9 million of cash from its investment in Ecuador.

Note 8 — Restricted Cash and Performance Bonds

As of September 30, 2009, the Company has restricted cash deposits of $4.8 million, which partially collateralizes insurance and performance bonds. In connection with the Company’s properties in Peru, it has obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $2.9 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, the Company has $0.8 million of restricted cash to collateralize insurance bonds for import duties related to the BPZ-01 barge and crane on board the BPZ-01. The Company also has $1.0 million and $0.1 million of restricted cash held in trust accounts in order to secure financing to support its operations.  For more information concerning the $1.0 million of restricted cash held in a trust account, see Note 9, “Long-Term Debt and Capital Lease Obligations”.

As of December 31, 2008, the Company had restricted cash deposits of $5.2 million, which partially collateralized insurance bonds and four performance bonds. The four performance bonds totaling $5.3 million that were partially collateralized by restricted cash deposits of $2.9 million are to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally the Company had $2.3 million of restricted cash to collateralize insurance bonds for import duties related to the FPSO and transport tanker.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws or lending practices.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 9 — Long-Term Debt and Capital Lease Obligations

At September 30, 2009 and December 31, 2008 long-term debt and capital lease obligations consist of the following (in thousands):

	September 30, 2009	December 31, 2008

$15 million IFC Senior Note, Libor plus 2.75%, due 2012	$15,000	$15,000
Capital Lease Obligations	5,350	7,838
Other	4,142	—
	24,492	22,838
Less: Current Portion of Long-Term Debt	5,386	7,820
	$19,106	$15,018

$15.0 Million IFC Reserve-Based Credit Facility

The Company has a $15.0 million reserve-based lending facility (“IFC Facility”) agreement (the “Loan Agreement”) with International Finance Corporation (“IFC”) through its subsidiaries BPZ E&P and BPZ Marine Peru S.R.L. as borrowers. The reserve-based lending facility matures in December 2012 and bears interest at an approximate rate of LIBOR plus 2.75%, currently equivalent to 3.85% based on the six month LIBOR rate of 1.1% at June 30, 2009.  The maximum amount available under this facility begins at $15.0 million and will be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The amount available under the Loan Agreement is subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, the Company is subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest coverage ratio. The Company was in compliance with all material covenants of the Loan Agreement as of September 30, 2009.  The Company requested and received a waiver and amendment from IFC which (i) extended the date by which it was required to satisfy certain conditions precedent with respect to the pending credit facility currently still under negotiations with Natixis and other institutions from September 30, 2009 to December 31, 2009, and (ii) extended the period of time to assign a first priority lien on Empresa Electrica Nueva Esperanza S.R.L.’s interest in the Agreement with GE (see Note 14, “Commitments and Contingencies” for further information) to IFC until December 2010.

Note Payable

In January 2009, in exchange for receipt of $1.0 million from an individual (“Note Holder”), the Company signed a promissory note (the “Note”). The Note originally provided for maturity in July 2009 with an annual interest rate of 12.0%. However, in March 2009, the Company repaid the outstanding principal and accrued interest in full to the Note Holder.

Capital Lease Obligations

In February 2009, the Company made the final lease payment on the BPZ-02 deck barge, at which point title to the barge was transferred to the Company.

In May 2009, the Company entered into an amendment of its lease agreement for two barges currently under charter, the Namoku and the Nu’uanu. Under the terms of the amended lease agreement, the current charter, originally set to expire in November 2009, is extended for five years commencing on May 1, 2009.  During the first 18 months of the amended lease term, the daily charter rate for the use of both barges is fixed. Commencing on November 2010, the daily charter rate for the use of both vessels will be based on a tiered structure with the daily rate dependent upon  the amount of the previous month’s average daily per barrel price of West Texas Intermediate Crude Oil (“WTI”), as indicated on the New York Mercantile Exchange. Any amount paid by the Company after November 2010 over the initial daily rate as a result of the escalated tiered structure based on the price of WTI will be considered contingent rental payments.  The amended lease agreement contains a $3.0 million purchase option after the third year of the lease, a $2.0 million purchase option after the fourth year of the lease and a mandatory $1.0 million purchase obligation by the Company after the fifth year of the lease.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

The Company accounted for the amended lease agreement in accordance with ASC Topic 840, “Leases”, previously accounted for under SFAS No. 13, “Accounting for Leases (As Amended)”. Under the guidance, the lease agreement continues to be accounted for as a capital lease and the imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 34.9%.

The following is a summary of scheduled minimum lease payments under the amended barge lease agreement at September 30, 2009 (in thousands):

2009	$460
2010	1,825
2011	1,825
2012	1,830
2013	1,825
Therafter	1,600
Total Minimum Lease Payments	9,365
Less: Amounts Representing Interest	4,889
Present Value of Minimum Lease Payments	4,476
Less: Current Portion of Obligations Under Capital Lease	371
Long-Term Portion of Obligations Under Capital Lease	$4,105

Other

In July 2009, the Company, through its subsidiary, BPZ E&P, entered into a $5.1 million short-term loan agreement to finance the purchase of casing and accessories for use in the Company’s current and future operations. The $5.1 million short-term loan bears an annual interest rate of 5.45% and is to be repaid in five monthly installments of approximately $1.0 million starting September 2009.  In connection with the $5.1 million short-term loan agreement, the Company was required to deposit $1.0 million with the lending institution as a guaranty for the loan.  The $1.0 million will be applied to the last installment of the loan repayments. See Note 8, “Restricted Cash and Performance Bonds” for further information.

Note 10 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock, no par value, and 250,000,000 shares of common stock, no par value, authorized for issuance.

September 2009 Private Placement of Common Stock

On September 15, 2009, the Company closed a private placement of approximately 1.6 million shares of common stock, no par value, to IFC pursuant to a Subscription Agreement dated September 15, 2009. This private placement was related to the Company’s registered direct offering of approximately 18.8 million shares of Common Stock at a price of $4.66 per share that closed on June 30, 2009. Pursuant to the Subscription Agreement dated December 16, 2006 (the “Subscription Agreement”) by and between IFC and the Company, IFC has the right, within 45 days of notice of the offering, to purchase shares of the Company’s Common Stock for the same price and terms as the participants in an offering to retain its proportionate ownership in the Company. IFC exercised its pre-emptive right to purchase approximately 1.6 million shares of Common Stock at the offering price of $4.66 per share to which it was entitled under the Subscription Agreement, resulting in gross proceeds to the Company of approximately $7.6 million. The transaction was submitted to and approved by the shareholders of the Company at a Special Meeting of Shareholders on August 24, 2009. No warrants or dilutive securities were issued to IFC in connection with the private placement. The shares were placed directly by the Company. The Company plans on using the proceeds of this offering to develop its properties under its existing license contracts and other general corporate purposes consistent with the Company’s operating plans.

Under the September 15, 2009 Subscription Agreement, the Company committed to file a registration statement with the SEC covering the shares no later than 45 days after the closing with respect to such shares, and will use its reasonable best efforts to obtain its effectiveness no later than the earlier of (i) 90 days after the closing with respect to such shares, or in the event of SEC review of the registration statement, 120 days after the closing and (ii) the third business day following the date on which the Company is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comment unless, upon the advice of legal counsel, it is advisable not to accelerate the

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

effectiveness of such registration statement. On October 21, 2009, the Company filed a registration statement with the SEC covering the shares and will use its reasonable best efforts to obtain the registration statement’s effectiveness in accordance with the terms of the September 15, 2009 Subscription Agreement.

June 2009 Registered Direct Offering of Common Stock

On June 30, 2009, the Company closed its sale of approximately 18.8 million shares of its common stock, no par value, in a registered direct offering under an effective shelf registration statement.  The shares of common stock were priced at $4.66 per share resulting in net proceeds to the Company, after placement agent fees and other fees, of approximately $82.9 million. In connection with the registered direct offering, the Company entered into a placement agency agreement with Canaccord Adams Inc. as lead placement agent for the offering along with Pritchard Capital Partners, LLC, and Raymond James and Associates, Inc. In addition, Rodman & Renshaw, LLC, and Wunderlich Securities, Inc. assisted as agents in the transaction. The Company paid approximately $4.4 million as a 5% placement agency fee of the gross proceeds received by the Company in accordance with the terms of the placement agency agreement. The Company plans on using the proceeds of this offering to develop its properties under its existing license contracts and other general corporate purposes consistent with the Company’s operating plans.

February 2009 Private Placement of Common Stock

On February 23, 2009, the Company closed a private placement of approximately14.3 million shares of common stock, no par value, to institutional and accredited investors pursuant to a Stock Purchase Agreement dated February 19, 2009. Additionally, in March 2009, IFC exercised its pre-emptive right to elect to participate in the private placement offering resulting in an additional 1.4 million shares of common stock which brought the total to approximately 15.7 million shares of common stock sold in the private placement offering. The common stock was priced at $3.05 per share resulting in net proceeds to the Company, after placement agent and financial advisory fees, of approximately $45.2 million. No warrants or dilutive securities were issued in connection with the private placement. A financial advisory fee of $0.7 million was paid to Morgan Keegan and Company, Inc.  for investment services and consulting related to the offering. Additionally a private placement fee of $2.2 million was paid to Pritchard Capital Partners, LLC for placement services related to the offering. The Company plans on using the proceeds of this offering to develop its properties under its existing license contracts and other general corporate purposes consistent with the Company’s operating plans.

Under the Stock Purchase Agreement, the Company committed to file a registration statement with the SEC and obtain the registration statement’s effectiveness within the time-frames outlined in the Stock Purchase Agreement. On April 27, 2009, the Company obtained effectiveness of the registration statement related to the Stock Purchase Agreement in compliance with such time-frames.

Potentially Dilutive Securities

In addition to the shares issued and outstanding, the Company has the following potentially dilutive securities at September 30, 2009 and December 31, 2008.  None of these potentially dilutive shares have been included in the calculation of earnings per share, for the three and nine months ended September 30, 2009 or for the year ended December 31, 2008, as the effect would be anti-dilutive.

The potentially dilutive shares are as follows (in thousands):

	September 30, 2009	December 31, 2008
Stock options outstanding	4,657	3,894
Total potentially dilutive securities issued	4,657	3,894
Shares available pursuant to Long-Term Incentive Compensation Plan	1,571	2,541

The Company has in effect the 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”) and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and Directors’ Plan provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants and the employees of certain of the Company’s affiliates as well as non-employee directors. The number of shares authorized under the 2007 LTIP and Directors’ Plan is 4.0 million and 2.5 million,

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

respectively. As of September 30, 2009, 195,900 shares remain available for future grants under the 2007 LTIP and 1,375,000 shares remain available for future grants under the Directors’ Plan.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation”, previously recognized under SFAS 123(R), for the three and nine months ended September 30, 2009 and 2008, respectively, and is generally included in “General and administrative expense” on the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Employee stock—based compensation costs	$1,984	$3,349	$5,909	$9,154
Director stock—based compensation costs (a) (b)	895	1,611	4,433	4,265
	$2,879	$4,960	$10,342	$13,419

(a)               For the nine months ended September 30, 2009 approximately $0.4 million of stock-based compensation is included in “Other income (expense)” on the Consolidated Statements of Operations. The amount relates to 100,000 stock options awarded to a former member of the Board of Directors to purchase the Company’s common stock. The grant date fair value of the award was recognized upon issuance of the award.

(b)              For the nine months ended September 30, 2009 additional stock-based compensation of approximately $0.7 million was recognized primarily related to the accelerated vesting for certain restricted stock and stock option awards granted to a former member of the Board of Directors.

Restricted Stock Awards and Performance Shares

During the nine months ended September 30, 2009, the Company awarded 179,900 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP.   The restricted stock awards generally vest on the second anniversary of the grant date. The fair value of these awards is based on the closing market price on the date of Board approval of the grant.

Stock Options

During the nine months ended September 30, 2009, the Company awarded a former member of the Board of Directors 100,000 options to purchase the Company’s common stock under the Company’s Directors’ Plan.  Vesting of the awards will be as follows: 25% of the awards will vest on the first anniversary from the date of grant, which was May 7, 2009, 50% of the awards will vest on the second anniversary from the date of grant and the remaining 25% will vest on the third anniversary from the date of grant. The total value of the option award is approximately $0.4 million. The Company recognized the entire amount of expense on the grant date and the amount is included in “Other income (expense)” on the Consolidated Statements of Operations.

During the nine months ended September 30, 2009, the Company awarded officers and other key employees 540,650 options to purchase the Company’s common stock under the Company’s 2007 LTIP.  These options generally vest in equal annual installments over a three-year period from the grant date. Additionally the Company also awarded its non-employee directors 150,000 options to purchase the Company’s common stock under the Directors’ Plan.  These options generally vest in equal annual installments over a two-year period from the grant date. The exercise price of all awards is based on the closing market price on the date of Board approval of the grant.

The stock options were granted with a weighted average exercise price of $5.46 and the fair value of the stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

2009
Expected life (years) (a)	4.5
Risk-free interest rate (c)	2.5%
Volatility (b)	91.9%
Dividend yield (d)	—
Weighted-average fair value per share at grant date	$3.76

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

During the three and nine months ended September 30, 2009, the Company produced approximately 213,943 barrels and 778,509 barrels, respectively.  For the same periods in 2008, the Company produced approximately 329,089 barrels and 455,840 barrels, respectively.  For the three and nine months ended September 30, 2009, the Company sold approximately 207,418 barrels and 744,101 barrels at an average price, net of royalties, of $63.10 per barrel and $50.21 per barrel, respectively. For the same periods in 2008, the Company sold approximately 322,171 barrels and 437,243 barrels at an average price, net of royalties, of $103.80 per barrel and $102.56 per barrel, respectively.

The Company’s revenues are reported net of royalties owed to the government of Peru. Royalties are calculated by Perupetro as stipulated in the Block Z-1 license agreement based on the same basket of crude oils prices discussed above, however their calculation is based on the past five-day average price before the crude oil delivery date. For both the three and nine months ended September 30, 2009 the revenues received by the Company are net of royalty costs of approximately 5% of gross revenues or $0.7 million and $2.1 million, respectively. For the same periods in 2008 the revenues received by the Company are net of royalty costs of approximately 5% of gross revenues or $1.9 million and $2.5 million, respectively.

Note 12 — Income Tax

For the three and nine months ended September 30, 2009, the Company recognized an income tax benefit of approximately $1.8 million and $4.7 million, respectively, on a net loss before income tax of approximately $10.8 million and $30.5 million, respectively, resulting in an effective tax rate of 17% and 15%, respectively.  For the same periods in 2008, the Company recognized an income tax provision of approximately $5.1 million and $5.3 million, respectively, on pre-tax income of approximately $13.7 million and $1.8 million, respectively.  The difference between the effective tax rate recognized and the 22% statutory rate provided for under the Block Z-1 License Contract is largely due to:

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

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

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. For the three and nine months ended September 30, 2009 and 2008, respectively, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during those periods.

Note 13 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) , previously in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”,  which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing parlance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three and nine months ended September 30, 2009 and 2008 and accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production. The majority of the Company’s long-lived assets are located in Peru.

Note 14 — Commitments and Contingencies

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 gives Peru employees working in private companies engaged in activities generating income classified as third category income by the Income Tax Law the right to share in the Company’s Peruvian subsidiaries profits. According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the rate at 8%. However, in Peru, the Hydrocarbons’ Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing other Activities” thus Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code and not based on income/(loss) before incomes taxes as reported under GAAP. For the three and nine months ended September 30, 2009  profit sharing expense of $0.3 million and $0.9 million, respectively, is included in “General and administrative expense” on the Consolidated Statement of Operations as the Company’s Peruvian subsidiaries have “income subject to taxation” per the Peruvian tax code. For the three and nine months ended September 30, 2008, the Company did not recognize profit sharing expense as the Company’s Peruvian subsidiaries did not have “income subject to taxation” per the Peruvian tax code during this period.

Barge Incident

In August 2006, the Company incurred an operational delay resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bar in Talara Bay in northwest Peru.  The Company expects to file an insurance claim after the dry docking of the vessel.  The dry dock of the BPZ-01 is scheduled during the first quarter of 2010.  As of September 30, 2009, the Company has not presented a final claim to its insurance carrier for the barge repairs.

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

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Peru Properties

As of September 30, 2009, the Company has total restricted cash deposits of $4.8 million. In connection with the Company’s  properties in Peru, it  has obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $2.9 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, the Company has $0.8 million of restricted cash to collateralize insurance bonds for import duties related to the BPZ-01 barge and the crane on board the BPZ-01. Further, the Company also has $1.0 million and $0.1 million of restricted cash held in trust accounts in order to secure financing to support its operations.  See Note 8, “Restricted Cash and Performance Bonds” and Note 9, “Long-Term Debt and Capital Lease Obligations” for further information.

GE Turbine Purchase Agreement and Amendment

On September 26, 2008, the Company, through its subsidiary Empressa Electrica Nueva Esperanza S.R.L., entered into a $51.5 million contract (the “Agreement”) for the purchase of three LM6000 gas-fired turbines from GE Packaged Power, Inc. and GE International, Inc. Sucursal de Peru (collectively “GE”).  The Agreement required an initial down payment of $5.1 million and monthly progress payments of $1.1 million per unit. In January 2009 the Company and GE entered into an amendment of the Agreement. Under the terms of the amendment, both GE and BPZ agreed to a suspension period under the Agreement from and including December 15, 2008 through November 15, 2009, whereby no failure on the part of BPZ or GE to perform any obligations under the Agreement will give rise to a breach of contract or the right to terminate the contract, provided the Company makes a $3.4 million progress payment no later than February 25, 2009 and a $3.5 million progress payment to GE no later than November 16, 2009.  On February 24, 2009, the Company paid the first progress payment of $3.4 million. As of September 30, 2009, the Company has  made payments to GE totaling $12.0 million. Failure to make the second progress payment in full would result in immediate termination of the Agreement with no cure period or time to correct the breach and a charge-off of the $12.0 million of progress payments. If the second progress payment of $3.5 million is made by November 16, 2009, the Company may be required to resume making monthly progress payments in amounts yet to be determined. As of November 9, 2009, the Company is in negotiations with GE to modify the terms of the Agreement.

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

The credit facility will provide the Company’s subsidiary, BPZ E&P, with a revolving line of credit for capital expenditures and working capital. Subject to final negotiations and documentation, the facility is expected to: (i) be secured by a pledge of the ownership units of the borrower; (ii) be a senior secured revolving credit facility maturing June 30, 2013; (iii) bear interest at LIBOR plus 7.0%; (iv) be subject to a commitment fee of 3.50% on the unutilized portion of the borrowing base.   The $70.0 million credit facility will include the $15.0 million previously received under the IFC Facility and the initial borrowing base available under the facility is expected to be approximately $35.0 million, subject to compliance with loan covenants, inclusive of the $15.0 million already funded under the IFC Facility.  The borrowing base will be redetermined effective February 28, 2010 and thereafter on a semi-annual basis beginning June 30, 2010 based on the value of oil reserves from the Corvina field and may include future reserves booked from the Albacora field. Both fields are located offshore in northwest Peru in Block Z-1.

Closing of the credit facility is dependent upon the successful negotiation of the related loan documents, and funding is predicated on the satisfaction of certain customary conditions precedent as will be specified in the loan documents.  Both the Commercial Banks and IFC facilities will be governed by a single Common Terms Agreement ensuring the efficient administration of the Facility.  Closing of this financing is expected during the fourth quarter of this year. However, the Company cannot provide assurance that the financing will close when anticipated, if at all.

Gas-to-Power Project Financing

The Corvina gas-to-power project entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, construction of gas processing facilities and an approximately 135 megawatt (“MW”) simple-cycle electric generating plant.  The

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

proposed power plant site is located adjacent to an existing substation and power transmission lines which, after the Peruvian government completes their expansion, are expected to be capable of handling up to 320 MW of power. The existing substation and transmission lines are owned and operated by third parties.

The Company currently estimates the gas-to-power project will cost approximately $135.0 million, excluding 19% value-added tax which will be recovered via early recovery and/or future revenue billings.  The $135.0 million includes $115.0 million for the estimated cost of the power plant and $20.0 million for the estimated cost of the construction of the natural gas pipeline. Accordingly, the Company commenced discussions with potential joint venture partners for the gas-to-power project in an attempt to secure additional equity for the project.  After receiving proposals for the Corvina gas-to-power project, management selected a potential joint venture partner in June 2009 and negotiations with that party have begun.  The joint venture will be subject to the satisfactory negotiation of a joint venture agreement and related documents. The Company expects any joint venture to result in it holding a minority position in the project.  The Company expects to retain the responsibility for the construction of the pipeline as well as retain ownership of the pipeline. Decisions regarding project financing will be determined after the consummation of a joint venture agreement.

Note 15 — Legal Proceedings

Navy Tanker Litigation

On October 24, 2007, Tecnomarine SAC, a contractor to BPZ E&P entered into two short term agreements with the commercial division of the Peruvian Navy to charter two small tankers for use in the Company’s offshore oil production operation.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire. Neither of the Peruvian governmental agencies charged with investigating the incident found fault with Tecnomarine SAC or the Company’s subsidiary, BPZ E&P. A lawsuit was nonetheless filed in the 152nd Judicial District Court of Harris County, Texas by two crewmembers and the family and estate of two deceased sailors injured in the incident, claiming negligence and gross negligence on the part of the BPZ Resources, Inc. and BPZ Energy LLC., parent entities of BPZ E&P that were not parties to the charter operation.  Based on the Company’s assessment of the available facts including the fact that none of the Peruvian government-sanctioned investigations into the Supe incident found fault on the part of Tecnomarine or BPZ E&P, the Company does not believe the outcome of the legal proceeding will have a material adverse effect on its financial condition, results of operations or cash flows. The Company intends to vigorously defend this action but cautions that there is inherent risk in litigation, which is difficult to quantify, especially at the early stage of litigation proceedings.   The Company believes in any event that any monetary damages arising from the incident would be adequately covered by its insurance policies, after a customary deductible.

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

Note 16 — Subsequent Events

Subsequent to September 30, 2009, the Company received $0.9 million of cash from its investment in Ecuador.

See Note 7, “Investment in Ecuador Property” for further information.

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

BPZ Resources, Inc., (together with its subsidiaries, collectively referred to as the “we”, “our” or “BPZ” and other similar terms unless the context requires otherwise) a Texas corporation, is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. We are focused on the exploration, development and production of oil and natural gas in Peru and Ecuador. We also intend to utilize part of our planned future natural gas production as a supply source for the complementary development of a gas-fired power generation facility in Peru which we expect will be partially owned by us.

We maintain a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”),  registered in Peru through our wholly-owned subsidiary BPZ Energy, LLC, a Texas limited liability company, formerly BPZ Energy, Inc., and its subsidiary BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership. Currently, we, through BPZ E&P, have exclusive rights and license contracts for oil and gas exploration and production covering a total of approximately 2.4 million acres, in four blocks, in northwest Peru. Our license contracts cover 100% ownership of Block Z-1 (0.8 million acres), Block XIX (0.5 million acres), Block XXII (0.9 million acres) and Block XXIII (0.2 million acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII contracts were signed in November 2007. Our license contracts provide for an initial exploration period of seven and potentially up to thirteen years for Block Z-1 and seven and potentially up to ten years for Blocks XIX, XXII and XXIII. The license contracts require us to conduct specified activities in the respective blocks during the exploration period. If the exploration activities are successful, our total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production. In the event a block contains both oil and gas, as is the case in our Block Z-1, the 40 year term applies to oil exploration and production as well.

Additionally, through our wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we own a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

We are in the process of developing our oil and natural gas reserves and have begun producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under an extended well testing program. From the time we first began producing from the CX-11 platform in the Corvina field in November of 2007, through September 30, 2009, we have produced approximately 1.6 MMBbls of oil. We are also in the initial stages of appraising, exploring and developing our potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1 and plan to develop any such reserves under an extended well testing program similar to that of Corvina. Additionally our activities in Peru include analysis and evaluation of technical data on our other properties, preparation of the development plans for the properties, refurbishment of and designs for platforms to perform our drilling campaigns in the Corvina and Albacora fields in Block Z-1, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits, bringing additional production on-line, seismic acquisition, obtaining detailed engineering and design of the power plant and gas processing facilities,  and securing the required capital and financing to conduct the current plan of operation.

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

Two of the four blocks, for which we currently have exclusive rights and license agreements for oil and gas exploration and production, contain structures drilled by previous operators who encountered hydrocarbons. However, at the time the wells were drilled, the operators did not consider it economically feasible to produce those hydrocarbons.  Having found oil in our first well in the Corvina field in offshore Block Z-1 in 2007, we are currently primarily focused on development of the proved oil reserves in Corvina, as well as re-developing the Albacora oil field which has a platform in place with three shut in oil wells drilled and produced by Belco Oil and Gas Company around 1980.

In addition, our business plan includes a gas-to-power project, which entails the installation of a 10-mile gas pipe line from the CX-11 platform to shore, construction of gas processing facilities and an approximately 135 megawatt (“MW”) simple cycle electric generating plant. The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 320 MW of power. See the discussion below under “Gas-to-Power Project” for additional information.

Our management team has extensive engineering, geological, geophysical, technical and operational experience. Additionally our management team has extensive knowledge of international oil and gas operations throughout Latin America and in particular, Peru.

We will concentrate our efforts on areas we believe contain proven oil and gas reserves that can be economically developed and produced in commercial quantities and leverage our knowledge of oil and gas operations in the areas we operate.  We believe this strategy will allow us to develop the oil and gas effectively and efficiently to enhance the profitability of BPZ, and thus increase shareholder value.

Oil Development

General

We will conduct additional drilling activities based in part on an ongoing assessment of economic efficiencies, likely success and logistical issues such as license requirements, scheduling, required maintenance and replacement of equipment.  This assessment could result in increased emphasis and activities on a given prospect and conversely, could result in decreased emphasis on a given prospect for a period of time.  In particular, we will assess allocation of our current resources among the Corvina, Albacora, and Delfin fields and certain onshore prospects as they develop.

Seismic Data Acquisition

We are in the initial process of acquiring seismic data to assist us in exploring, appraising and developing certain areas of interest within our blocks located in Peru. The purpose of the seismic survey is to improve the subsurface imaging of certain areas within the blocks in order to better define the position of future wells as well as to comply with our exploration commitments under our license contracts.

For Block Z-1, we intend to acquire approximately 950 square kilometers of three dimensional (“3D”) seismic data.  The 3D seismic data survey will include areas of interest within the Corvina, Albacora, and Delfin fields as well as certain prospects and leads located within the Mero and Piedra Redonda regions and certain deep water leads located within Block Z-1. Additionally, the 3D seismic survey will include data underneath four existing platforms in the Albacora, Corvina and Piedra Redonda fields.  The seismic data survey will fulfill our commitments under the fourth exploration period of the Bock Z-1 license contract. We expect the 3D seismic data survey to be completed in the first quarter of 2010.

For Block XXIII, we intend to acquire approximately 400 square kilometers of 3D seismic data and 200 kilometers of two dimensional (“2D”) seismic data which will include certain areas of interest within the PaloSanto region and four other prospects that are part of the Mancora gas play.  We expect the 3D and 2D seismic data survey to be completed in the second quarter of 2010.

For Bock XXII, we intend to acquire approximately 200 kilometers of 2D seismic data on four potential prospects. We expect the 2D seismic data survey to be completed in the second quarter of 2010.

Corvina Field

We are producing oil from our recent discoveries at the CX-11 platform, located in the Corvina field within the offshore Block Z-1, under an extended well testing program that started on November 1, 2007.  The Corvina field consists of approximately 47,000 acres in water depths of less than 300 feet.  We are currently concentrating our drilling efforts on West Corvina, which consists of 3,500 acres and have completed a total of five oil producing wells, the CX11-15D, the CX11-21XD, the CX11-20XD, the CX11-18XD and the CX11-14D.  The oil is delivered by barge to the Petroperu refinery in Talara, located approximately 70 miles south of the platform.  Produced oil is kept in production inventory until such time it is delivered to the refinery.

In November 2008, we commenced drilling on the CX11-15D well and reached total drilling depth in January 2009. However, during the testing it was confirmed that the deeper prospective sands were found lower than expected and were located below the estimated oil-water contact, thus testing formation water. Subsequently, we commenced sidetracking the CX11-15D well, targeting a location higher in the geological formation and reached total drilling depth of 9,390 feet in March 2009.  We began testing the sands that previously tested water and found them to be oil-bearing. We added the CX11-15D well to the wells currently producing under our long-term well testing program in June 2009.   The CX11-15D well was completed with a single production string in three of the oil sands that were successfully tested, leaving two accessible oil sands to be added at a later date and leaving the two uppermost oil sands isolated from the producing sands.  Additionally, the CX11-15D well has six gas sands.  The gas sands will remain behind pipe until they are needed for the gas-to-power project. During the testing of the CX11-15D well, gas channeling was discovered.  During the time needed to conduct additional testing and identify possible solutions, we moved the rig to the CX11-20XD well to perform a workover to correct gas channeling problems there, which are similar to the CX11-15D well.

In June 2009, we completed the workover of the CX11-20XD well and successfully upgraded both production flow lines from the CX-11 platform in Corvina to the floating production, storage and offloading barge (“FPSO”). The new lines enhanced capacity to handle the combined production of oil, gas and water from the CX-11 platform in a safe and efficient manner. The CX11-20XD well is currently under evaluation to determine if the workover and maintenance measures achieved the desired results or if additional maintenance activities are necessary.

In July 2009, we finished the completion of the first workover of the CX11-15D well and began the workover of the CX11-21XD well in order to reduce the amount of water being produced along with the oil.  For the workover of the CX11-21XD well, we attempted to close off the area beneath the oil producing sands which we believed was the cause of the water content. In October the workover of the CX11-21XD well was completed and the well has been placed back on production.  In September 2009, we completed a second minor workover of the CX11-15D to correct certain mechanical difficulties that were not completely addressed during the first workover.  The CX11-21XD and CX11-15D wells are currently under evaluation to determine if the workovers and maintenance measures achieved the desired results or if additional maintenance activities are necessary.

In October 2009, we commenced drilling on the CX11-19D well. The CX11-19D well is adjacent to the CX11-21XD well, our first oil discovery well completed in 2007. The CX11-19D is being drilled in a higher geological location that should also allow us to continue appraising the Corvina field. We plan to implement a well design on the CX11-19D to help alleviate previous gas channeling issues encountered on the CX11-15D and CX11-20XD wells. We expect to have the well completed near year-end.

Albacora Field

The Albacora field is located in the northern part of our offshore Block Z-1.  The current area of interest within the Albacora field is a mapped structure closure of the target Zorritos formation of approximately 6,000 acres and is located in water depths of less than 200 feet.

In September 2009, we commenced drilling on the A-14XD well from our recently renovated A platform. The A platform also has three shut in oil wells that were drilled and produced for a short period of time by Belco Oil & Gas around 1980. The A-14XD well will be drilled to a depth of approximately 15,000 feet and is designed as a twin well to the 8X-2 discovery well drilled in 1972 by Tenneco, which tested oil, gas and condensate. The A-14XD well will fulfill our current license contract exploration commitment in Block Z-1, as we intend to test the Lower Zorritos formation. Although Tenneco’s 8X-2 discovery well also penetrated the Lower Zorritos, testing was limited to the Upper Zorritos formation and none of the subsequent six wells drilled by Tenneco and Belco penetrated the Lower Zorritos formation.

We expect to have the new A-14XD well to total depth around year end and will conduct as many drill stem tests as necessary to fully evaluate the well. The duration of testing will depend on the number of prospective sands identified by a comprehensive logging program. We are also implementing separate production facilities to carry out an extended well testing program in the Albacora field.

Financing Activities

September 2009 Private Placement of Common Stock

On September 15, 2009, we closed a private placement of approximately 1.6 million shares of common stock, no par value, to IFC pursuant to a Subscription Agreement dated September 15, 2009. This private placement was related to our registered direct offering of approximately 18.8 million shares of Common Stock at a price of $4.66 per share that closed on June 30, 2009. Pursuant to the Subscription Agreement dated December 16, 2006 (the “Subscription Agreement”) by and between IFC and us, IFC has the right, within 45 days of notice of the offering, to purchase shares of the our Common Stock for the same price and terms as the participants in an offering to retain its proportionate ownership in us. IFC exercised its pre-emptive right to purchase approximately 1.6 million shares of Common Stock at the offering price of $4.66 per share to which it was entitled under the Subscription Agreement, resulting in gross proceeds to us of approximately $7.6 million. The transaction was submitted to and approved by the shareholders of BPZ at a Special Meeting of Shareholders on August 24, 2009. No warrants or dilutive securities were issued to IFC in connection with the private placement. The shares were placed directly by us. We plan on using the proceeds of this offering to develop our properties under our existing license contracts and other general corporate purposes consistent with our operating plans.

Under the September 15, 2009 Subscription Agreement, we committed to file a registration statement with the SEC covering the shares no later than 45 days after the closing with respect to such shares, and will use our reasonable best efforts to obtain its effectiveness no later than the earlier of (i) 90 days after the closing with respect to such shares, or in the event of SEC review of the registration statement, 120 days after the closing and (ii) the third business day following the date on which BPZ is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comment unless, upon the advice of legal counsel, it is advisable not to accelerate the effectiveness of such registration statement. On October 21, 2009, we filed a registration statement with the SEC covering the shares and will use our reasonable best efforts to obtain its effectiveness in accordance with the terms of the September 15, 2009 Subscription Agreement.

June 2009 Registered Direct Offering of Common Stock

On June 30, 2009, we closed the sale of approximately 18.8 million shares of our common stock, no par value, in a registered direct offering under an effective shelf registration statement.  The shares of common stock were priced at $4.66 per share resulting in net proceeds to us, after placement agent fees and other fees, of approximately $82.9 million. In connection with the registered direct offering, we entered into a placement agency agreement with Canaccord Adams Inc. as lead placement agent for the offering along with Pritchard Capital Partners, LLC, and Raymond James and Associates, Inc. In addition, Rodman & Renshaw, LLC, and Wunderlich Securities, Inc. assisted as agents in the transaction. We paid approximately $4.4 million as a 5% placement agency fee of the gross proceeds received by us in accordance with the terms of the placement agency agreement. We plan on using the proceeds of this offering to develop our properties under our existing license contracts and other general corporate purposes consistent with our operating plans.

February 2009 Private Placement of Common Stock

On February 23, 2009, we closed a private placement of approximately14.3 million shares of common stock, no par value, to institutional and accredited investors pursuant to a Stock Purchase Agreement dated February 19, 2009. Additionally, in March 2009, IFC exercised its pre-emptive right to elect to participate in the private placement offering resulting in an additional 1.4 million shares of common stock which brought the total to approximately 15.7 million shares of common stock sold in the private placement offering. The common stock was priced at $3.05 per share resulting in net proceeds to us, after placement agent and financial advisory fees, of approximately $45.2 million. No warrants or dilutive securities were issued in connection with the private placement. A financial advisory fee of $0.7 million was paid to Morgan Keegan and Company, Inc.  for investment services and consulting related to the offering. Additionally a private placement fee of $2.2 million was paid to Pritchard Capital Partners, LLC, for placement services related to the offering. We plan on using the proceeds of this offering to develop our properties under our existing license contracts and other general corporate purposes consistent with our operating plans.

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

The credit facility will provide our subsidiary, BPZ E&P, with a revolving line of credit for capital expenditures and working capital. Subject to final negotiations and documentation, the facility is expected to: (i) be secured by a pledge of the ownership units of the borrower; (ii) be a senior secured revolving credit facility maturing June 30, 2013; (iii) bear interest at LIBOR plus 7.0%; and (iv) be subject to a commitment fee of 3.50% on the unutilized portion of the borrowing base.   The $70.0 million credit facility will include the $15.0 million previously received under the IFC Facility and the initial borrowing base available under the facility is expected to be approximately $35.0 million, subject to compliance with loan covenants, inclusive of the $15.0 million already funded under the IFC Facility.  The borrowing base will be redetermined effective February 28, 2010 and thereafter on a semi-annual basis beginning June 30, 2010 based on the value of oil reserves from the Corvina field and may include future reserves booked from the Albacora field. Both fields are located offshore in northwest Peru in Block Z-1.

Closing of the credit facility is dependent upon the successful negotiation of the related loan documents, and funding is predicated on the satisfaction of certain customary conditions precedent as will be specified in the loan documents.  Both the Commercial Banks and IFC facilities will be governed by a single Common Terms Agreement ensuring the efficient administration of the Facility.  Closing of this financing is expected during the fourth quarter of this year. However, we cannot provide assurance that the financing will close when anticipated, if at all.

Gas-to-Power Project

The Corvina gas-to-power project entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, construction of gas processing facilities and an approximately 135 megawatt (“MW”) simple-cycle electric generating plant.  The proposed power plant site is located adjacent to an existing substation and power transmission lines which, , after the Peruvian government completes their expansion, are expected to be capable of handling up to 320 MW of power. The existing substation and transmission lines are owned and operated by third parties.

On September 26, 2008, we, through our subsidiary Empressa Electrica Nueva Esperanza S.R.L., entered into a $51.5 million contract (the “Agreement”) for the purchase of three LM6000 gas-fired turbines from GE Packaged Power, Inc. and GE International, Inc. Sucursal de Peru (collectively “GE”).  The Agreement required an initial down payment of $5.1 million and monthly progress payments of $1.1 million per unit. In January 2009 BPZ and GE entered into an amendment of the contract. Under the terms of the amendment, both GE and BPZ agreed to a suspension period under the Agreement from and including December 15, 2008 through November 15, 2009, whereby no failure on the part of BPZ or GE to perform any obligations under the Agreement will give rise to a breach of contract or the right to terminate the contract, provided we make a $3.4 million progress payment no later than February 25, 2009 and a $3.5 million progress payment to GE no later than November 16, 2009.  On February 24, 2009, we paid the first progress payment of $3.4 million. As of September 30, 2009, we have made payments to GE totaling $12.0 million. Failure to make the second progress payment in full would result in immediate termination of the Agreement with no cure period or time to correct the breach and a charge-off of the $12.0 million of progress payments. If the second progress payment of $3.5 million is made by November 16, 2009, we may be required to resume making monthly progress payments in amounts yet to be determined. As of November 9, 2009, we are in negotiations with GE to modify the terms of the Agreement.

Once we determine to bring the Agreement out of the suspension period, we will provide evidence that payment security has been established and new delivery dates, pricing and payment terms may be determined by us and GE. All previous payments made by us on the Agreement will be applied against any such new terms.

We currently estimate the gas-to-power project will cost approximately $135.0 million, excluding 19% value-added tax which will be recovered via early recovery and/or future revenue billings.  The $135.0 million includes $115.0 million for the estimated cost of the power plant and $20.0 million for the estimated cost of the construction of the natural gas pipeline. Accordingly, we commenced discussions with potential joint venture partners for the gas-to-power project in an attempt to secure additional equity for the project.  After receiving proposals for the Corvina gas-to-power project, management selected a potential joint venture partner in June 2009 and negotiations with that party have begun.  The joint venture will be subject to the satisfactory negotiation of a joint venture agreement and related documents. We expect any joint venture to result in us holding a minority position in the project.  We expect to retain the responsibility for the construction of the pipeline as well as retain ownership of the pipeline. Decisions regarding project financing will be determined after the consummation of a joint venture agreement.

Results of Operations

The following table sets forth revenues and operating for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Net sales volume:
Oil and condensate (MBbls)	207	322	(115)	744	437	307

Net revenue:
Oil and condensate	$13,088	$33,440	$(20,352)	$37,362	$44,843	$(7,481)

Average sales price (approximately):
Oil (per Bbl)	$63.10	$103.80	$(40.70)	$50.21	$102.56	$(52.35)

Operating expenses
Lease operating expense	9,591	3,582	$6,009	21,445	6,942	$14,503
General and administrative expense	8,474	10,407	(1,933)	24,956	28,644	(3,688)
Geological, geophysical and engineering expense	297	211	86	1,195	507	688
Depreciation, depletion and amortization expense	5,881	5,673	208	19,267	7,947	11,320
Total operating expenses	$24,243	$19,873	$4,370	$66,863	$44,040	$22,823

Operating income (loss)	$(11,155)	$13,567	$(24,722)	$(29,501)	$803	$(30,304)

Net Revenue

For both the three and nine months ended September 30, 2009 and 2008, all oil production from the CX-11 platform located in the Corvina field within Block Z-1 in northwest Peru was produced under an extended well testing program.

For the three months ended September 30, 2009, our net revenue decreased by ($20.4) million to $13.1 million from $33.4 million for the same period in 2008. The decrease in net revenue is primarily due to the ($40.70), or (39%), decrease in the average per barrel sales price received as well as 115 MBbls of decreased oil sales from the CX-11 platform. Oil prices reached record levels during the third quarter of 2008 before sharply falling towards the end of the year.  During the same period in 2009, oil prices have steadily risen from the lows seen at the beginning of the year but are considerably less that the oil prices received during third quarter of the previous year. At September 30, 2009, we had five producing wells, CX11-15D, CX11-20XD, CX11-18XD, CX11-21XD and the CX11-14D, compared to four producing wells, the CX11-21XD, CX11-14D, CX11-20XD and the CX11-18XD, at the same period in 2008. During the three months ended September 30, 2009, oil production from the CX11-21XD and the CX11-15D wells were at various times and intervals partially or fully suspended due to workovers and maintenance of the wells.  The workovers and maintenance programs were done to help resolve certain gas channeling and water production issues encountered in the operation of the wells. The CX11-15D produced for approximately two of the three months in the period and the CX11-21XD produced for approximately one of the three months in the period.  During the same period in 2008, oil production operations were in full production for three of the four wells while the CX11-20XD well began its initial production toward the end of September 2008.

For the nine months ended September 30, 2009, our net revenue decreased by ($7.5) million to $37.4 million from $44.8 million for the same period in 2008. The decrease in net revenue is primarily due to the ($52.35), or (51%), decrease in the average per barrel sales price received in the current year.  During the nine months ended September 30, 2009, the average per barrel price of oil was less than $60.00, while during the same period in 2008, the average per barrel price of oil was more than $100.00.  Partially offsetting the decrease in average per barrel sales priced received is 307 MBbls of increased oil production from the CX-11. During the nine months ended September 30, 2009, each of our wells had stopped production for one to two months for workover and maintenance.  Additionally the CX11-15D well was placed on production under an extended well testing program in early June 2009.  During the same period in 2008, oil production operations were voluntarily suspended after January 30, 2008 and our oil sales did not resume until June 2008, due to an incident involving a small tanker leased by our marine transportation contractor from the Peruvian

Navy.  Subsequent to June 2008, we had full oil production for three of the four wells while the CX11-20XD well began its initial production toward the end of September 2008.

The revenues above are reported net of royalties owed to the government of Peru. Royalties are calculated by Perupetro as stipulated in the Block Z-1 license agreement based on a blend of crude oil prices.  However, the royalty calculation is based on the prior five-day average price before the crude oil delivery date, as opposed to the price we receive for oil which is based on the prior two-week average price before the crude oil delivery date. For both the three and nine months ended September 30, 2009, the revenues received by us are net of royalty costs of approximately 5% of gross revenues or $0.7 million and $2.1 million, respectively. For the same periods in 2008, the revenues received by us are net of royalty costs of approximately 5% of gross revenues or $1.9 million and $2.5 million, respectively.

Lease Operating

For the three months ended September 30, 2009, lease operating expenses increased by $6.0 million to $9.6 million ($46.24 per Bbl) from $3.6 million ($11.12 per Bbl) for the same period in 2008. The increase in expense is primarily attributable to the additional workover and maintenance expenses incurred in 2009 and additional production costs associated with increased production facilities. During the three months ended September 30, 2009, we incurred $5.7 million of workover expenses related to the CX11-20XD, CX11-21XD and CX11-15XD wells.  Additionally, while quarterly lease operating expenses have increased production has decreased contributing to the increase in the per Bbl amounts.

For the nine months ended September 30, 2009, lease operating expenses increased by $14.5 million to $21.4 million ($28.82 per Bbl) from $6.9 million ($15.88 per Bbl) for the same period in 2008. The increase in expense is primarily attributable to the additional workover and maintenance expenses incurred in 2009 and additional production costs associated with increased production facilities. During the nine months ended September 30, 2009, we incurred $8.5 million of workover expenses related to the CX11-20XD, CX11-21XD and CX11-15XD wells and $1.3 million of additional expense incurred for the replacement of underwater hoses and flow lines, respectively.  Partially offsetting these costs are a decrease in the per Bbl amount of lease operating expenses as a result of  the increased production compared to the same period in 2008.

General and Administrative

For the three months ended September 30, 2009, general and administrative expenses decreased ($1.9) million to $8.5 million from $10.4 million for the same period in 2008.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by ($2.1) million to $2.9 million for the three months ended September 30, 2009 from $5.0 million for the same period in 2008. The decrease in stock-based compensation expense is primarily due to the decrease in fair market value of awards granted in 2009 as a result of the decline in the stock price of BPZ.  Other general and administrative expenses increased $0.2 million to $5.6 million from $5.4 million for the same period in 2008. The increase is primarily due to $1.0 million of increased non-deductable tax expenses, increased legal and bank fees and  rent and  insurance expenses that is partially offset by ($0.8) million of  reduced salary compensation expenses,  reduced traveling expenses, and reduced consulting and contract labor expenses.  The reduction in salary and compensation expense is primarily due to the timing of executive bonuses and employee salary increases. During the early part of the second quarter of 2008, executives received bonuses and employees received salary increases that were retroactive to the beginning of the year. During the third quarter of 2009, executives and other key employees, that had a voluntary salary reduction in the first half of 2009, received a salary reinstatement effective July 2009.

For the nine months ended September 30, 2009, general and administrative expenses decreased ($3.7) million to $25.0 million from $28.6 million for the same period in 2008. A subset of general and administrative expense, stock-based compensation expense decreased by ($3.5) million to $9.9 million for the nine months ended September 30, 2009 from $13.4 million for the same period in 2008. The decrease in stock-based compensation expense is primarily due to the reasons mentioned above. Stock-based compensation expense for the nine months ended September 30, 2009 includes approximately $0.7 million of stock-based compensation expense related to the accelerated vesting for certain restricted stock and stock option awards granted to a former member of the Board of Directors but excludes $0.4 million of compensation expense that is included in “Other income (expense)” on the Consolidated Statements of Operations. The $0.4 million relates to 100,000 stock options awarded to a former member of the Board of Directors. The grant date fair value of the award was recognized upon issuance of the award.  Other general and administrative expenses decreased ($0.2) million to $15.0 million from $15.2 million for the same period in 2008. The decrease is primarily due ($2.0) million of  reduced salary compensation expenses,  reduced traveling expenses, and reduced consulting and contract labor expenses partially offset by  $1.8 million of  increased legal and bank fees and increased  rent and  insurance expenses.

Geological, Geophysical and Engineering

For the three months ended September 30, 2009, geological, geophysical and engineering expenses increased $0.1 million to $0.3 million compared to $0.2 million for the same period in 2008. For the nine months ended September 30, 2009, geological, geophysical and engineering expenses increased $0.7 million to $1.2 million compared to $0.5 million for the same period in 2008.  The increase in geophysical and engineering expenses for both periods is primarily due to increased environmental impact studies performed on Blocks XIX, XXII and XXIII in the current year in preparation for our seismic commitments under our license contracts  compared to the activities of the prior year.

Depreciation, Depletion and Amortization

For the three months ended September 30, 2009, depreciation, depletion and amortization expense increased $0.2 million to $5.9 million from $5.7 million for the same period in 2008. For the nine months ended September 30, 2009, depreciation, depletion and amortization expense increased $11.3 million to $19.3 million from $7.9 million for the same period in 2008. The increase for both periods is primarily due to increased production discussed above, increased average costs per well being depleted and a reduction in the reserve base from 2008 as a result of decreased oil prices at the end of 2008.

Other Income/(Expense)

For the three months ended September 30, 2009, income from our investment in Ecuador property, net of investment amortization, remained relatively flat compared to the same period in 2008 at $0.2 million. For the nine months ended September 30, 2009, income from our investment in Ecuador property, net of investment amortization, decreased by ($0.6) million to income of $0.1 million from income of $0.7 million in 2008. For both periods, the primary difference is due to receiving $0.2 million in payments during the three and nine month period ended September 30, 2009 from our investment in the Santa Elena Property while receiving $0.2 million and 0.8 million for the same periods in 2008. Income/(expense) from our investment in Ecuador is net of investment amortization expense.  For both the three and nine months ended September 30, 2009 and 2008, investment income / (expense) includes amortization expense of approximately $47,000 and $141,000, respectively. Subsequent to September 30, 2009, we received $0.9 million of cash from our investment in Ecuador.

For the three and nine months ended September 30, 2009, in accordance with the “successful efforts” method of accounting, we capitalized approximately $0.4 million and $1.1 million of depreciation expense, respectively, mainly related to the tender assist barges serving as support equipment to our drilling activities, and $1.2 million and $3.3 million of interest expense, respectively, to construction in progress. For the same periods in 2008, we capitalized approximately $0.2 million and $0.7 million of depreciation expense, respectively, and $0.9 million and $2.9 million of interest expense, respectively, to construction in progress.

For both the three months and nine months ended September 30, 2009, we recorded interest income of approximately $0.2 million, respectively. Interest income for the three months ended September 30, 2008 was negligible. During the nine month ended September 30, 2008, we recorded interest income of approximately $0.2 million.

For the three months ended September 30, 2009 and 2008, other expense decreased by ($0.1) million to income of $0.1 million in 2009 from an expense of $0.0 million in 2008. The primary reason for the decrease in expense is due to receiving foreign exchange gains of approximately $0.1 million during the quarter while foreign exchanges gains and losses were negligible in the prior year.

For the nine months ended September 30, 2009 and 2008, other expense increased by $1.4 million to an expense of $1.2 million in 2009 from income of $0.2 million in 2008.  The primary reason for the increase in expense is due to $0.4 million of stock compensation expense related to stock options awarded to a former member of the Board of Directors that was recognized upon issuance of the award and approximately $0.8 million of expense related to the settlement of a disputed contractual obligation with a former consultant of ours concerning services provided to both BPZ and its predecessor at the time BPZ became publicly traded. We were notified of this alleged dispute towards the end of the first quarter of 2009. The settlement was paid in April 2009. Additionally, for the nine months ended September 30, 2008, we recognized $0.2 million of foreign currency gains and for the same period in 2009 foreign currency gain and losses were negligible.

Income Taxes

For the three and nine months ended September 30, 2009, we recognized an income tax benefit of approximately $1.8 million and $4.7 million, respectively, on a net loss before income tax of approximately $10.8 million and $30.5 million, respectively, resulting in an effective tax rate of 17 % and 15%, respectively. For the same periods in 2008, we recognized an income tax provision of approximately $5.1 million and $5.3 million, respectively, on pre-tax income of approximately $13.7 million and $1.8 million, respectively. The difference between the effective tax rate recognized and the 22% statutory rate provided for under the Block Z-1 License Contract is largely due to:

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

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. For both the three and nine months ended September 30, 2009 and 2008, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during those periods.

For the three months ended September 30, 2009, our net loss increased ($17.6) million to a net loss of ($9.0) million or ($0.08) per basic and diluted share from net income of $8.6 million or $0.11 per basic and diluted share for the same period in 2008. For the nine months ended September 30, 2009, our net loss increased ($22.3) million to a net loss of ($25.8) million or ($0.26) per basic and diluted share from a net loss of ($3.5) million or ($0.05) per basic and diluted share for the same period in 2008.

Liquidity, Capital Resources and Capital Expenditures

At September 30, 2009, we had cash and cash equivalents of $66.7 million. We also had $21.3 million in value-added tax receivable which we will collect over time as we invoice our oil sales. At December 31, 2008, we had cash and cash equivalents of $5.3 million, current accounts receivable of $5.3 million and a value-added tax receivable of $12.1 million.

At September 30, 2009 and December 31, 2008, we had a working capital/(deficit) balance of $54.8 million and ($30.6) million, respectively. The difference in working capital/ (deficit) balances is primarily due to the equity financing activities during the nine months ended September 30, 2009.

At September 30, 2009 and December 31, 2008, our outstanding long-term debt and short-term debt consisted of a $15.0 million IFC Facility bearing interest at LIBOR plus 2.75% due December 31, 2012.  Additionally at September 30, 2009 we have a $4.1 million short-term loan that is payable within six months. At September 30, 2009 and December 31, 2008, our capital lease obligations, primarily related to the barges used in our marine operations was $5.4 million and $7.8 million, respectively.

	For the Nine Months Ended
	September 30,
Cash Flows	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$(25,208)	$32,411
Investing activities	(50,256)	(70,264)
Financing activities	136,798	38,865

Operating Activities

Cash provided by (used in) operating activities decreased by ($57.6) million to ($25.2) million for the nine months ended September 30, 2009 from $32.4 million for the same period in 2008. Cash flow before changes in operating assets and liabilities provided a use of ($20.6) million and is primarily due to decreased net income as result of lower revenues and higher costs incurred in 2009 compared to the same period in 2008. Changes in operating assets and liabilities provided a use of cash of ($37.0) million primarily due to increases in our VAT receivables and inventory balances and decreases in our current liabilities.

Investing Activities

Net cash used in investing activities decreased by $20.0 million to ($50.3) million for the nine months ended September 30, 2009 from ($70.3) million for the same period in 2008 and is primarily due to $16.6 million less capital expenditures and by the change in restricted cash proceeds of $3.4 million.

2009 Equipment Activity

During the nine months ended September 30, 2009, we incurred costs of approximately $50.5 million associated with our development initiatives for the exploration and production of oil and natural gas reserves in Peru.

Of  the incurred costs mentioned above, we incurred $1.0 million of capital expenditures related to the completion of the CX11-20XD well, $23.4 million for the drilling and testing of the CX11-15D well, $9.9 million for drilling of the Albacora A-14XD well and $1.7 million for the drilling of the CX11-19D well. In preparation for our current and future drilling campaigns, we incurred costs of $5.7 million, $0.6 million and $0.4 million for the inspection and refurbishment of the Albacora, Piedra Redonda and Corvina platforms, respectively, and $1.0 million related to the Caleta La Cruz dock refurbishment.  Additionally, we incurred $3.4 million in construction in process equipment purchases, $1.0 million for our gas to power project, $0.5 million in Corvina production facility additions, $0.4 million on the Albacora production facilities additions and $0.3 million on barge improvements.

For the three and nine months ended September 30, 2009, in accordance with the “successful efforts” method of accounting, we capitalized approximately $0.4 million and $1.1 million of depreciation expense, respectively, mainly related to the tender assist barges serving as support equipment to our drilling activities, and $1.2 million and $3.3 million of interest expense, respectively, to construction in progress. For the same periods in 2008, we capitalized approximately $0.2 million and $0.7 million of depreciation expense, respectively and $0.9 million and $2.9 million of interest expense, respectively, to construction in progress.

For the three and nine months ended September 30, 2009 we recognized $5.9 million and $19.3 million of depreciation, depletion and amortization expense, respectively. For the same periods in 2008, we recognized $5.7 million and $7.9 million of depreciation, depletion and amortization expense, respectively.

Financing Activities

Cash provided by financing activities increased by $97.9 million to $136.8 million for the nine months ended September 30, 2009 from $38.9 million for the same period in 2008. The increase in cash provided by financing activities reflects $94.1 million in additional cash proceeds from equity offerings, $3.6 in additional debt borrowings, and $3.3 million in increased cash as a result of a less repayments of debt which is partially offset by ($3.0) million less cash received for the issuances of stock options and warrants.

Shelf Registration

To finance our operations we may sell additional shares of our common stock. Our certificate of formation does not provide for preemptive rights, although we may grant similar rights by contract from time to time. We currently have approximately $134.6 million in common stock available under an effective shelf registration statement, which we may sell from time to time in one or more offerings pursuant to underwritten public offerings, negotiated transactions, block trades or a combination of these methods.

Long-Term Debt and Capital Lease Obligations

At September 30, 2009 and December 31, 2008 long-term debt and capital lease obligations consist of the following (in thousands):

	September 30, 2009	December 31, 2008

$15 million IFC Senior Note, Libor plus 2.75%, due 2012	$15,000	$15,000
Capital Lease Obligations	5,350	7,838
Other	4,142	—
	24,492	22,838
Less: Current Portion of Long-Term Debt	5,386	7,820
	$19,106	$15,018

$15.0 Million IFC Reserve-Based Credit Facility

We have a $15.0 million reserve-based lending facility (“IFC Revolving Facility”) agreement (the “Loan Agreement”) with International Finance Corporation (“IFC”) through our subsidiaries BPZ E&P and BPZ Marine Peru S.R.L. as borrowers. The reserve-based lending facility matures in December 2012 and bears interest at an approximate rate of LIBOR plus 2.75%, currently equivalent to 3.85% based on the six month LIBOR rate of 1.1% at June 30, 2009.  The maximum amount available under this facility begins at $15.0 million and will be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The amount available under the Loan Agreement is subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, we are subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest coverage ratio. We were in compliance with all material covenants of the Loan Agreement as of September 30, 2009.  We requested and received a waiver and amendment from IFC which (i) extended the date by which we were required to satisfy certain conditions precedent with respect to the pending credit facility currently still under negotiations with Natixis and other institutions from September 30, 2009 to December 31, 2009, and (ii) extended the period of time to assign a first priority lien on Empresa Electrica Nueva Esperanza S.R.L.’s interest in the Agreement with GE to IFC until December 2010.

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

We accounted for the amended lease agreement in accordance with ASC Topic 840, “Leases”, previously accounted for under SFAS No. 13, “Accounting for Leases (As Amended)”. Under the guidance, the lease agreement continues to be accounted for as a capital lease and the imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 34.9%.

The following is a summary of scheduled minimum lease payments under the amended barge lease agreement at September 30, 2009 (in thousands):

2009	$460
2010	1,825
2011	1,825
2012	1,830
2013	1,825
Therafter	1,600
Total Minimum Lease Payments	9,365
Less: Amounts Representing Interest	4,889
Present Value of Minimum Lease Payments	4,476
Less: Current Portion of Obligations Under Capital Lease	371
Long-Term Portion of Obligations Under Capital Lease	$4,105

Other

In July 2009, we, through our subsidiary, BPZ E&P, entered into a $5.1 million short-term loan agreement to finance the purchase of casing and accessories for use in our current and future operations. The $5.1 million short-term loan bears an annual interest rate of 5.45% and is to be repaid in five monthly installments of approximately $1.0 million starting September 2009.  In connection with the $5.1 million short-term loan agreement, we were required to deposit $1.0 million with the lending institution as a guaranty for the loan.  The $1.0 million will be applied to the last installment of the loan repayments.

Performance Bonds

As of September 30, 2009, we have restricted cash deposits of $4.8 million, which partially collateralizes insurance and performance bonds. In connection with our properties in Peru, we have obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $2.9 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, we have $0.8 million of restricted cash to collateralize insurance bonds for import duties related to the BPZ-01 barge and crane on board the BPZ-01. We also have $1.0 million and $0.1 million of restricted cash held in trust accounts in order to secure financing to support our operations.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws or lending practices.

Liquidity Outlook

We estimate for the remainder of 2009 our required principal and interest payments for our outstanding debt to be approximately $3.4 million and our required principal and interest payments for our capital lease obligations to be approximately $0.7 million. For the remainder of the year, we expect capital expenditures and seismic data expenditures to be approximately $63.7 million, which includes $54.0 million primarily related to the drilling, development and production, including marine support vessels and equipment, of the Corvina and Albacora fields located in Block Z-1 in northwest Peru.  In addition, we may incur approximately $6.2 million and $3.5 million for seismic data expenditures and payment towards the purchase of three LM6000 gas-fired turbines, respectively.

Our major sources of funding to date have been through oil sales, equity financing and, to a lesser extent, debt financing activities. With our current cash balance, proceeds from the expected IFC and Natixis debt facilities, as discussed above, current and prospective Corvina and Albacora oil development cash flow, other potential third-party financing and potential financing from future sales of equity, we believe we will have sufficient capital resources to execute our current Corvina and Albacora oil development projects and undertake our current commitments under the other license contracts, service our current debt obligations and execute our gas-to-power project once a suitable joint venture agreement is executed and project funding becomes available. However, the timing and execution of our projects are dependent on a variety of factors, including the technical design of facilities, permitting approval, availability of equipment, time and costs required for delivery of materials and construction operations, performance by contractors and the success of negotiations with a joint venture partner and planned financing, many of which factors are outside our control and the success of which cannot be assured.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 168, now codified as Accounting Standard Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”).  ASC Topic 105 provides the FASB ASC as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The FASB ASC changes GAAP from a standards based model, with thousands of standards, to a topically based model. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC Topic 105 the ASC supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative.   The provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for us for the current fiscal reporting period. The adoption of the ASC did not have an impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), now codified as ASC Topic 855, “Subsequent Events” (“ASC Topic 855”). This standard establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted ASC Topic 855 in the second quarter of 2009. The adoption of ASC Topic 855 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 1, “Basis of Presentation and Significant Accounting Policies”, to the accompanying consolidated financial statements for the related disclosure.

In addition, on December 31, 2008, the SEC adopted the final rules regarding amendments to current Oil and Gas reporting requirements. The amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology and include the following:

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  Market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, successful installation and operation of the new turbines, availability of capital resources, timing of syndication of and disbursements under the anticipated debt financing with IFC and Natixis, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to us is included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Interest Rate Risk

As of September 30, 2009, we had long-term debt and capital lease obligations of approximately $19.1 million and current maturities of long-term debt and capital lease obligations of approximately $5.4 million, consisting of capital lease obligations for the FPSO and production equipment, two loans for office furniture and a short term loan agreement.

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

Additionally we, through our subsidiary, BPZ E&P, entered into a $5.1 million short-term loan agreement to finance the purchase of casing and accessories for use in our current and future operations. The $5.1 million short-term loan bears an annual interest rate of 5.45%. Due to the short term nature of the loan, we do not expect the short-term loan will expose us to a material amount of interest rate risk.

The capital lease obligation for the FPSO and transportation barges began in August 2007 and is set to expire in May 2014. Lease payments are variable based on the working status of the barges, with a purchase option of $3.0 million in May 2012, $2.0 million in May 2013, and required to be purchased by us for $1.0 million in May 2014.  The imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 34.9%. The capital lease obligation for the production equipment on board the FPSO barge, the Namoku, is set to expire in June 2010, and contains a purchase option at the end of twelve months and another at the end of 24 months and stipulates an interest rate of 18.0%.  We have two additional loans for office equipment containing a term of 60 months and bearing fixed interest rates of 5.94% and 9.44%, respectively, with principal and interest payments due on a monthly basis. We do not expect a significant change in the market interest rate to impact the interest on our capital lease obligations.  However, significant changes in market interest rates may significantly affect the level of financing IFC and Natixis will structure with respect to our project in Peru.

Commodity Price Risk

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

With respect to our planned electricity generation business, the price we can obtain for the sale of power may not rise at the same rate, or may not rise at all, to match a rise in our cost to produce and transport gas reserves to our initial 135MW power plant in Caleta Cruz.  Prices for both electricity and natural gas have been historically very volatile.  The profitability of this business depends in large part on the difference between the price of power and the price of fuel used to generate power, or “spark spread.”

Foreign Currency Exchange Rate Risk

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, the Nuevo Sol, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation in that country.  Transaction differences have been nominal to date but are expected to increase as our activities in Peru continue to escalate.  For the three and nine months ended September 30, 2009, exchange rate gains and losses were approximately $0.2 million.  For the three months ended September 30, 2008, exchange rate gains and losses were negligible. For the nine months ended September 30, 2008, we recognized exchange rate gains of approximately $0.2 million.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2009, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 15, “Legal Proceedings”, of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Item 3 of Part I of our 2008 Annual Report for additional discussion of legal proceedings which are incorporated into Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, includes a detailed discussion of our risk factors.  For the three and nine months ended September 30, 2009, there are no material changes in our risk factors as previously described in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2009, we closed a private placement of approximately 1.6 million shares of common stock, no par value, to IFC pursuant to a Subscription Agreement dated September 15, 2009. This private placement was related to our registered direct offering of approximately 18.8 million shares of Common Stock at a price of $4.66 per share that closed on June 30, 2009. Pursuant to the Subscription Agreement dated December 16, 2006 (the “Subscription Agreement”) by and between IFC and us, IFC has the right, within 45 days of notice of the offering, to purchase shares of the our Common Stock for the same price and terms as the participants in an offering to retain its proportionate ownership in us. IFC exercised its pre-emptive right to purchase approximately 1.6 million shares of Common Stock at the offering price of $4.66 per share to which it was entitled under the Subscription Agreement, resulting in gross proceeds to us of approximately $7.6 million. The transaction was submitted to and approved by the shareholders of BPZ at a Special Meeting of Shareholders on August 24, 2009. No warrants or dilutive securities were issued to IFC in connection with the private placement. The shares were placed directly by us. The Company plans on using the proceeds of this offering to develop its properties under its existing license contracts and other general corporate purposes consistent with our operating plans.

In connection with the offer and sale of the common stock in the private placement, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, Rule 506 promulgated thereunder. The sale of common stock was made to an accredited investor as defined in Regulation D, Rule 501(a), each of whom had adequate access to information pertaining to the Company. Furthermore, no advertisements or general solicitation activities were made or undertaken by the Company and the securities issued in the private placement are restricted as defined in Rule 144 of the Securities Act of 1933.

Under the September 15, 2009 Subscription Agreement, we committed to file a registration statement with the SEC covering the shares no later than 45 days after the closing with respect to such shares, and will use our reasonable best efforts to obtain its effectiveness no later than the earlier of (i) 90 days after the closing with respect to such shares, or in the event of SEC review of the registration statement, 120 days after the closing and (ii) the third business day following the date on which BPZ is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comment unless, upon the advice of legal counsel, it is advisable not to accelerate the effectiveness of such registration statement. On October 21, 2009, we filed a registration statement with the SEC covering the shares and will use our reasonable best efforts to obtain its effectiveness in accordance with the terms of the September 15, 2009 Subscription Agreement.

Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders was held on August 24, 2009. At this meeting, the shareholders approved the proposal to issue up to 1,889,415 shares of common stock to the International Finance Corporation by the following vote:

		Votes		Broker
Proposal	Votes For	Against	Abstentions	Non-votes
Proposal to issue up to 1,889,415 shares of common stock to the International Finance Corporation	72,941,840	925,462	82,036	—

Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 19, 2009, the Company provided written notice to the NYSE Amex that the Company intends to transfer its listing to the New York Stock Exchange (“NYSE”) and, as such, the Company will voluntarily cease trading on the NYSE Amex, with its last day of trading on the NYSE Amex to be October 23, 2009.  The Company’s common stock, no par value per share, was approved for listing on the NYSE and commenced trading on October 26, 2009 under the Company’s current stock symbol “BPZ”.

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

BPZ RESOURCES, INC.

Date: November 9, 2009	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director