Form 10-K/A
period 2009-12-31
BPZ RESOURCES, INC.
filed 2010-04-30
CIK 1023734

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

As of April 28, 2010 there were 115,223,926 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, BPZ Resources, Inc. (the “Company”, “BPZ”, “we”, “us”, or “our”) hereby amends its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original 10-K”) to include the information required by Items 10, 11, 12, 13 and 14 of Part III relating to Directors, Executive Officers and Corporate Governance of the Company, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services, respectively.  Certain information required by Part III was to be incorporated by reference to the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) to be subsequently filed with the Securities and Exchange Commission (“SEC”).  The Company has determined to amend the Form 10-K to include such Part III information in this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the definitive Proxy Statement.  Accordingly, Part III, Items 10 through 14 of the Company’s Original 10-K are hereby amended and restated in their entirety.  No modification or update to other disclosures as presented in the Original 10-K have been made.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s Original Form 10-K and subsequent filings with the SEC.

i

PART III

ITEM 10.                                              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names of the directors of the Company (including directors who are also executive officers), along with their positions and ages, as of April 30, 2010.

Name	Age	Position
Dr. Fernando Zúñiga y Rivero (1) (4)	83	Chairman of the Board of Directors
Manuel Pablo Zúñiga-Pflücker (1) (2)	49	President, Chief Executive Officer, and Director
Gordon Gray (3)	57	Director
John J. Lendrum, III (2)	59	Director
James B. Taylor (2)	72	Director
Dennis G. Strauch (4)	62	Director
Stephen C. Beasley (3)	58	Director

(1)               Dr. Zúñiga y Rivero is the father of the Company’s President, Chief Executive Officer and Director, Mr. Zúñiga-Pflücker. There are no other family relationships between any directors or executive officers of the Company.

(2)               Class III Director with term expiring at the 2010 Annual Meeting of Shareholders.

(3)               Class I Director with term expiring at the 2011 Annual Meeting of Shareholders.

(4)               Class II Director with term expiring at the 2012 Annual Meeting of Shareholders.

Set forth below are brief descriptions of the recent employment and business experience of the directors of the Company (including directors who are also executive officers).

Dr. Fernando Zúñiga y Rivero, Chairman of the Board.  Dr. Zúñiga y Rivero has served as Chairman of the Board of the Company since September 2004. From 1996 until September 2004, he served as Chairman of BPZ & Associates Inc., the former parent company of our subsidiary, BPZ Energy, LLC. Dr. Zúñiga y Rivero was also an Energy Division Project Officer of The World Bank, where he planned and implemented exploration promotion projects in 58 countries, primarily in East and West Africa, Eastern Europe, Southeast Asia and Latin America from 1979 to 1996. Dr. Zúñiga y Rivero has fifty years of experience in the international energy industry starting as an exploration geologist, biostratigrapher, and exploration head of an Exxon affiliate in Peru where he was responsible for crude oil findings in five fields producing from Paleozoic rocks; and continuing as exploration production manager, integrated operations manager, general manager, and ultimately serving as Chairman and Chief Executive Officer of Petroleos del Peru, the national oil company of Peru, and was responsible for discovery of five large oilfields (with over 2.5 billion barrels of reserves) in the Amazon jungle of Peru. Dr. Zúñiga y Rivero holds a B.S. degree in Geological Engineering and a Ph.D. degree in Geology from the University of San Augustin, Peru, and he completed postgraduate studies at the University of California, Los Angeles. Dr. Zúñiga y Rivero served as a director of Transmeridian Exploration, Inc., a public oil and gas company with operations in Kazakhstan from April 2005 until May 2007. Dr. Zúñiga y Rivero is the father of the Company’s President, CEO and Director, Mr. Zúñiga-Pflücker.  We believe Dr. Zúñiga y Rivero’s vast industry experience and knowledge has given him an invaluable perspective on the oil and gas industry in which the Company operates, and particularly the company’s properties and operations in Peru and the specific issues affecting our business.

Manuel Pablo Zúñiga-Pflücker, President, Chief Executive Officer, and Director. Mr. Zúñiga-Pflücker has been President of the Company since September 2004 and in May 2005 he assumed the additional title of Chief Executive Officer of the Company. From 2001 until September 2004, Mr. Zúñiga-Pflücker served as President of our subsidiary BPZ Energy, LLC. Mr. Zúñiga-Pflücker also served as President of BPZ & Associates, Inc., the former parent company of our subsidiary BPZ Energy, LLC. from 1989 until September 2004, at which time BPZ & Associates, Inc. became inactive. Mr. Zúñiga-Pflücker began his career with Occidental Petroleum Corporation. Mr. Zúñiga-Pflücker has spent the past 20 years in the international oil and gas business, and he has been involved in projects throughout Latin America and other areas of the world ranging from exploitation of marginal oil and gas fields to frontier exploration projects. He has also focused on the creative development of natural gas fields utilizing power generation and gas to liquids technology. He holds a B.S. in Mechanical Engineering from the University of Maryland as well as an M.S. in Petroleum Engineering from Texas A&M University. Dr. Zúñiga y Rivero, the Company’s Chairman of the Board, is the father of Mr. Zúñiga-Pflücker.  We believe Mr. Zúñiga-Pflücker brings to the Board of Directors extensive knowledge of the Company and its assets by virtue of his service as an executive officer and director of the Company since its founding, and the energy industry generally through his background and education.

Gordon Gray, Director.  Since 1982, Mr. Gray has served as President of Allied Crude Purchasing, Inc., a privately owned transportation company, which purchases crude oil at the well site and transports it by truck or pipeline to sales points throughout Texas and Eastern New Mexico. Mr. Gray has owned and operated oil production and oil field service businesses for over 30 years. His activities are centered in the Permian Basin area of West Texas.  We believe Mr. Gray, who has served as a Director of the Company since its founding, brings to the Board of Directors extensive knowledge of the energy industry and business development experience.

John J. Lendrum, III, Director. Mr. Lendrum was appointed in April 2005 as President, Chief Operating Officer and a Director of Torch Energy Advisors Incorporated (“Torch”), a Houston-based company which specializes in the exploitation and development of oil and gas properties, mid-stream gas assets, and well servicing. Mr. Lendrum is also the Chief Executive Officer and member of the Board of Directors of Resaca Exploitation, Inc., which is listed on the Alternative Investment Market of the London Stock Exchange. From 1993 to 2005, Mr. Lendrum founded and served as President of Rockport Resources Capital Corporation, which focused on providing capital to the energy industry. During this period, he was also a Principal in Star Natural Gas Company, a privately-held company with mid-stream natural gas assets. Previously, Mr. Lendrum served as Executive Vice President and Chief Financial Officer of Torch and in senior financial and business development roles with the Torch managed companies of Nuevo Energy Company, Energy Assets International and Bellwether Exploration. Mr. Lendrum began his career with the international public accounting firm of KPMG Peat Marwick, and he earned a B.B.A. in Finance and completed his graduate studies in Accounting Theory at The University of Texas at Austin.  We believe Mr. Lendrum’s education and accounting background, industry, business development and management experience brings valuable skills to our Board and qualifies him to serve on our Audit Committee as our financial expert.

James B. Taylor, Director.  Mr. Taylor was Chairman of the Board of Directors and the co-founder of Solana Petroleum, a Canadian publicly traded company that had exploration activities in Colombia, from 1997 until 2000. From 1994 until 1996, Mr. Taylor served as Executive Vice President of Occidental Oil and Gas (“Occidental”) where he was responsible for worldwide exploration and operations. Also while at Occidental, he was involved in the development of the Cano Limon discovery in the Colombian Llanos, including construction of a major trans-Andean pipeline and marine export terminal. From 1990 until 1993 he managed Canadian Occidental’s worldwide activities as Chief Operating Officer, including the discovery and development of the Masila fields in Yemen and construction of a pipeline and marine export terminal.  In addition, Mr. Taylor has served on the boards of directors of four publicly held oil and gas companies: Willbros Group, Inc., a worldwide engineering and pipeline construction company (from 1998 until 2009), TMBR-Sharp Drilling, Inc. (from 2000 until 2004), Solana Petroleum Corp. (from 1997 until 2000) and Arakis Energy Corp. (from 1996 until 1998).  We believe Mr. Taylor’s over 47 years experience, including prior service as a director for public companies, in the oil and gas sector gives him a valuable perspective on the oil and gas industry and reporting environment in which the Company operates.

Dennis G. Strauch, Director.  Mr. Strauch has served since 2001 as Managing General Partner of Delmar Holdings, LP, a private firm which manages U.S. oil and gas properties. From 1992 to 2001, Mr. Strauch held various positions, including President and CEO, with Zarara Oil and Gas Limited and its predecessors. Zarara, a publicly traded company in the U.S. and U.K., had international oil and gas operations in Africa, the Middle East, the Far East and South America. Mr. Strauch has over 35 years experience in the oil and gas industry with extensive international and domestic technical experience in the areas of acquisitions, reservoir engineering and economic evaluations.  Mr. Strauch began his career with Schlumberger and has served in senior management and technical positions with ARAMCO, Petro-Lewis, Whiting Petroleum and Geodyne Resources. Mr. Strauch holds a Master’s degree in Business Administration from the University of Denver and a degree in Geophysics from the Colorado School of Mines. Mr. Strauch is a Registered Professional Engineer in the State of Colorado.  We believe Mr. Strauch brings significant experience in and knowledge of the energy industry and technical expertise to our Board.

Stephen C. Beasley, Director.  Mr. Beasley is the founder and Chief Executive Officer of Eaton Group Inc., an executive solutions and strategic investment firm, since 2008.  He served as President of El Paso Corporation’s Eastern

Pipeline Group from 2003 until 2007 and was a member of El Paso Corporation’s Corporate Executive Committee from 2005 until 2007.  In his role, Mr. Beasley was Chairman and President of Tennessee Gas Pipeline Company and ANR Pipeline Company - two of the largest transmission systems in the United States.  In addition, Mr. Beasley previously served as an independent director for Williams Pipeline Partners, L.P. from 2007 until 2009, Southern Union Company in 2009, and C Sixty Inc. from 2002 until 2005.  We believe Mr. Beasley’s diverse management experience of over 30 years in the energy and chemical industries and his prior service as an independent director for public companies gives him valuable insight on the oil and gas industry and reporting environment in which the Company operates.

Executive Officers

The following table sets forth the names of the executive officers who are not directors of the Company, along with their positions and ages, as of April 30, 2010.

Name	Age	Position
Frederic Briens	50	Chief Operating Officer
Edward G. Caminos	47	Chief Financial Officer

Set forth below are brief descriptions of the recent employment and business experience of the executive officers who are not directors of the Company.

Frederic Briens, Chief Operating Officer.  Mr. Briens has served as Chief Operating Officer of the Company since May 2005. Mr. Briens joined BPZ as Vice President of Engineering in December 2004. From 2002 through 2004, Mr. Briens served as Geosciences and Business Development Manager for Perenco Venezuela S.A. From 1999 to 2002, Mr. Briens was the Chief Reservoir Engineer for Lundin Petroleum in Switzerland. Mr. Briens is a Petroleum Engineer with over twenty years of operating experience in international oil and gas projects spanning the globe. He has also served in senior technical and operating positions with Conoco, Schlumberger and Chevron. Mr. Briens holds an M.S. and a Ph.D. in Petroleum Engineering from Texas A&M University, a Master’s degree in Business Administration from Colorado State University and an Engineering degree from Ecole Centrale de Paris. Mr. Briens was a co-founder of BPZ & Associates, Inc., a predecessor to the Company, in 1989.

Edward G. Caminos, Chief Financial Officer.  Mr. Caminos was appointed Chief Financial Officer of the Company in May 2007. From October 2006 until May 2007, Mr. Caminos served as Vice President - Finance and Chief Accounting Officer. Mr. Caminos served as interim Chief Financial Officer from June 15, 2006 until October 30, 2006 and as Corporate Controller of the Company from January 2005 until October 30, 2006. Prior to joining the Company, Mr. Caminos served as Director—Financial Reporting for the Americas Division at Duke Energy from June 2004 to January 2005. From February 2001 to May 2004, Mr. Caminos served as Financial Reporting Manager and, prior to its sale, as interim Controller for the Europe Division at Reliant Energy. Mr. Caminos is a CPA and holds a Bachelor’s Degree in Business Administration — Accounting from Bloomsburg University of Pennsylvania.

The Audit Committee

Messrs. Lendrum, Beasley, Gray and Strauch serve on our Audit Committee, all of whom are “independent” under both the standards of the New York Stock Exchange (“NYSE”) and the SEC rules and regulations pertaining to listed company audit committees.  The Board considers Mr. Lendrum, Chairman of the Audit Committee, an “audit committee financial expert,” as defined under the rules of the SEC.  The Audit Committee recommends to the Board of Directors the independent registered public accounting firm to audit our financial statements and oversees the annual audit. The Audit Committee also approves any other services provided by public accounting firms.  The Audit Committee provides assistance to the Board of Directors in fulfilling its oversight responsibility to the shareholders, the investment community and others relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence and the performance of our internal audit function.  The Audit Committee oversees our system of disclosure controls and procedures and system of internal controls regarding financial, accounting, legal compliance and ethics that management and the Board of Directors have established.  In doing so, it will be the responsibility of the Audit Committee to maintain free and open communication between the Audit Committee and our independent registered public accounting firm, the internal audit function and management of the Company.  Additionally, the Audit Committee provides oversight to the process of determining our estimated reserves and may utilize independently engaged experts as necessary.  A copy of the Audit Committee’s Charter is posted on the Company’s website at www.bpzenergy.com and is available in print to any shareholder upon request.

Section 16(a) - Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers and directors, as well as persons who own more than ten percent of a registered class of the Company’s equity securities to file initial reports of beneficial ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC.  Such executive officers, directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of copies of reports furnished to the Company, all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act for the year ended December 31, 2009 were filed on a timely basis other than the following:  Gordon Gray filed a Form 4 late for one transaction; Dennis G. Strauch filed a Form 4 late for one transaction; and John J. Lendrum, III filed a Form 4 late for one transaction.

Code of Ethics for Executive Officers

The Company has adopted a code of ethics for its executive officers (the “Code of Ethics”) that relates to standards that are reasonably designed to deter misconduct and to promote:

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

The Company’s Code of Ethics for executive officers is available on the Company’s website at www.bpzenergy.com.

ITEM 11.                             EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives

The primary objectives of the Company’s executive compensation program are to attract and retain key executives, to stimulate management’s efforts on our behalf in a way that supports our business plan and to align management’s incentives with the long-term interests of the Company and its shareholders.  The Compensation Committee separately reviews the compensation and benefits of our executive officers, establishes and reviews general policies related to our compensation and benefits and administers the 2007 LTIP.  Decisions on salary adjustments and compensation awards for executive officers have been made by the entire Board of Directors based upon the recommendations of the Compensation Committee.

Role of Executive Officers in Compensation Decisions

Board meetings involving consideration of compensation adjustments and awards for executive officers typically have included, for all or a portion of each meeting, not only the Board members but also our Chief Executive Officer and our Chief Financial Officer.  For compensation decisions relating to executive officers other than our Chief Executive Officer, the Compensation Committee reviewed its recommended compensation adjustments for 2009 with the Chief Executive Officer before presenting them to the Board and made adjustments as it deemed appropriate based upon this review.  The Board of Directors then considered the recommendations from the Compensation Committee and approved the 2009 salary adjustments for executive officers as presented. The Compensation Committee will not make any determination with regard to 2010 compensation adjustments until soon after the Company’s 2010 annual meeting of shareholders. However, 2010 compensation decisions will use the same criteria used to determine compensation in 2008 and 2009, including taking into account the Company’s and individual executive’s performance in light of the global financial condition, the state of the economy, the state of the oil and gas industry and the performance of the Company’s stock price in light of these conditions.

Role of the Compensation Consultants

In November 2007, the Compensation Committee engaged Pearl Meyer & Partners as its outside compensation consultants to review both executive and director compensation.  The scope of the compensation consultants’ engagement was to compile data from proxy statements and other SEC filings and surveys in order to determine market norms of compensation for the Company’s independent directors and members of senior management.  The results were presented to the Compensation Committee in a report on independent directors and a report on senior management.  Pearl Meyer & Partners provided the Compensation Committee with data in the reports showing the total compensation package that the executive officers and other key officers would receive, by element (base salary, annual incentive plan amounts, total cash compensation and long-term incentives), at each of a variety of different potential pay levels and relative to similarly situated employees at companies within our Compensation Peer Group and in light of relevant market data.

As stated in the Pearl Meyer & Partners report, the market data was comprised of a broad base of company data with some general industry information from survey sources, including William M. Mercer, Watson Wyatt, and other proprietary general and energy executive compensation databases.

As stated in the Pearl Meyer & Partners report, the peer group information was based on more refined market data consisting of companies with statistics more comparable to us and with whom we would potentially compete for executive talent.  Pearl Meyer & Partners selected the companies within the Compensation Peer Group based on the same industry and/or recruiting market for executive talent or traced similarly by analysts, comparable revenue range and comparable complexity and business risk.  The Compensation Peer Group consisted of the following companies:

ATP Oil & Gas Corp

Bill Barret Corp

Brigham Exploration Co.

Carrizo Oil & Gas, Inc.

Contango Oil & Gas Co.

Endeavour International Corp

Far East Energy, Inc.

FX Energy, Inc.

Gulfport Energy Corp

Harvest Natural Resources

HKN Inc.

Rosetta Resources, Inc.

Toreador Resources Corp

Transmeridian Exploration, Inc.

TXCO Resources, Inc.

The Compensation Committee considered the data from the Pearl Meyers & Partners report in making its compensation decisions for 2008 and 2009, as discussed further below.

The Compensation Committee has engaged Meridian Compensation Partners, LLC to assist it in assessing executive compensation for 2010, which is expected to be determined soon after the Company’s 2010 annual meeting of shareholders.

Elements of Compensation

The Company’s executive compensation program consists of the following basic components: base salary, cash bonus, long-term incentives pursuant to the 2007 LTIP, and limited perquisites.  Each component of the compensation program serves a particular purpose.  Base salary is designed to reward current and past performance, and may be adjusted from time to time to realign salaries with market levels.  Cash bonuses may also be granted to reward individual contributions and superior job performance.  Grants of long-term incentives are designed to tie a portion of each executive’s compensation to long-term future performance and encourage retention.  In addition, executives participate in the benefit plans and programs that are generally available to all employees of the Company.

Our Board reviews total compensation and its various components, but the Compensation Committee does not believe that significant compensation derived from one component of compensation should negate or reduce compensation from another component.  In setting the mix of the various components of compensation, the Compensation Committee took into consideration the fact that the Company is an emerging exploration stage company.  In 2008, the Compensation Committee recommended upward adjustments to the cash components of compensation for each of the named executive officers and senior management that resulted in total cash compensation being more aligned with the compensation of similar positions within the Compensation Peer Group. Additionally, in order to attract and retain highly qualified and experienced executive officers and senior management, the Compensation Committee allocated an equity-based component of compensation designed to bring total compensation closer to the market median for each executive officer and senior management position.

Base Salary.  In 2008, based on the information provided in the Pearl Meyer & Partners report, the Board of Directors and Compensation Committee recommended and approved an increase to the named executive officers’ base salary in order to be closer to the (i) median percentile range within the base salary range for similar positions at the Compensation Peer Group companies, and (ii) the median percentile range of the market data provided by Pearl Meyer & Partners.  Based on these factors, the Company’s named executive officers, received the following salary increases effective in July 2008 (and originally intended to be in effect through June 2009): Mr. Zúñiga-Pflücker — from $300,000 to $360,000 (to the 71st percentile of peer group base salary); Mr. Caminos — from $210,000 to $240,000 (to the 57th percentile of peer group base salary); Mr. Briens — from $220,000 to $250,000 (to the 50th percentile of peer group base salary); and Dr. Zúñiga y Rivero — from $225,000 to $260,000 (to the 38th percentile peer group base salary).  In determining the recommendations for the appropriate level of actual compensation for each executive officer within the targeted base salary range, the Compensation Committee then considers the executive’s position and current compensation (both individually and relative to other executive officers in the Company), the executive’s performance and contributions as they relate to the Company’s goals, objectives and strategic business plan and the compensation data from similar companies in the report from the Company’s consultants.

In response to the global financial crisis, the commensurate slowdown of economic activity, the collapse of oil and gas prices and the steep decline in the Company’s stock price and the particular strain on the liquidity of the Company, the named executive officers volunteered to reduce their salaries.  As a result, effective January 1, 2009,  Dr. Zúñiga y Rivero voluntarily agreed to reduce his 2009 salary to $1.00 and Mr. Zúñiga-Pflücker, Mr. Caminos and Mr. Briens agreed to voluntarily reduce their 2009 salaries by 15% from $360,000 to $306,000, $240,000 to $204,000 and $250,000 to $212,500, respectively.

In June of 2009, the Compensation Committee determined to reinstate the salaries for Mr. Zúñiga-Pflücker, Mr. Caminos and Mr. Briens back to where they were prior to the voluntary reduction. In determining to reinstate these named executive officers’ salaries, the Compensation Committee’s considered the state of the global financial market and economic activity and outlook, oil and gas prices and the Company’s stock price.

The Compensation Committee will not make any determination with regard to 2010 base salary adjustments until June of 2010.  However, 2010 compensation decisions will use the same criteria used to determine compensation in 2008 and 2009.

Cash Bonus.  The Board of Directors may determine to award cash bonuses to our executive officers based upon exemplary performance, though it has historically done so in limited circumstances due to the early stage of the Company’s business.

In 2008, the Compensation Committee recommended bonuses to the executive officers in amounts to bring their total cash compensation to generally the median percentile range of the Compensation Peer Group and market data.  Based on these factors, the Company’s named executive officers received the following retroactive bonuses in 2008: Mr. Zúñiga-Pflücker — $200,000 (to the 76th percentile of peer group total cash compensation); Mr. Caminos — $75,000 (to the 56th percentile of peer group total cash compensation); Mr.  Briens —  $100,000 (to the 54th percentile of peer group total cash compensation); and Dr. Zúñiga y Rivero — $140,000 (to the 51st percentile of peer group total cash compensation).  The Board approved the bonuses to be paid in April 2008. In addition, the Company’s named executive officers received the following 2007 bonuses in 2008: Mr. Zúñiga-Pflücker — $200,000; Mr. Caminos — $80,000; Mr.  Briens —  $100,000; and Dr. Zúñiga y Rivero — $140,000. The Board approved the bonuses to be paid in October 2008, contingent upon the availability of funds to do so.  The bonuses were intended to reward executive officers based upon the performance of the entire senior management team, taking into account, in some circumstances, the individual’s performance, in achieving significant Company milestones of successful financing activities to fund the Company’s oil and natural gas exploration and production activities and related projects in Peru and Ecuador and the success of the Company’s Corvina field drilling campaign.  In addition, the Compensation Committee considered the individuals compensation against the compensation of similarly situated individuals in the Company’s Peer Group.

In response to the global financial crisis, the commensurate slowdown of economic activity, the depressed oil and gas prices in the first half of 2009, the steep decline in the Company’s stock price, and the liquidity of the Company, the Compensation Committee did not award cash bonuses in 2009 to Mr. Zúñiga-Pflücker, Mr. Briens or Dr. Zúñiga y Rivero.  The Compensation Committee did, however, award Mr. Caminos a cash bonus of $25,000, paid in July 2009, based upon his performance in negotiating, managing and closing the Company’s fund raising activities during the year.

The Compensation Committee will not make any determination with regard to 2010 bonus compensation until June of 2010. The Compensation Committee will make 2010 bonus compensation decisions using the same criteria used to determine compensation in 2008 and 2009.

Long-Term Incentive Compensation.  Our executive officers are eligible to receive awards under the Company’s 2007 LTIP.  The 2007 LTIP permits the Board of Directors to award eligible employees and consultants with incentive-based and non-incentive-based compensation, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock grants, stock grants and performance shares.  Awards to executive officers under the Company’s long-term incentive plans have generally consisted of restricted stock grants, incentive options or a combination thereof.  Under the 2007 LTIP, the maximum number of shares of stock of the Company that may be subject to incentives, including without limitation incentive options, is 4,000,000 shares, and such shares are reserved at all times until issued.  As of December 31, 2009, there were 163,900 shares available to be granted to the Company’s executive officers, employees, consultants and the employees of certain of the Company’s affiliates under the 2007 LTIP.

In determining the recommendation for the long-term incentive component of our executive officers’ compensation, the Compensation Committee reviewed the equity compensation of each executive officer in comparison to the market data, and to a greater extent the more refined and comparable Compensation Peer Group data, provided by the compensation consultants.  The Compensation Committee then took into consideration the Company’s current position as an emerging exploration stage company operating in Peru involving higher business risks typically associated with emerging companies and exploration stage companies, such as uncertain production results and related revenues, and revenue just beginning to be generated from operations, as compared to the more seasoned revenue generating companies comprising the Compensation Peer Group.

The Compensation Committee therefore adjusted equity compensation upward from the market and peer data so that executive officer total compensation might, through successful performance by the Company and its stock, reflect the relative risks affecting the Company and the executive officers.  The equity compensation targeted a minimum of two years commitment by having the restrictive cliff vesting of two years after issuance.  Also, the equity compensation was heavily weighted toward options which have a three year annual vesting term, rather than restricted stock, to motivate the executive officers to align management’s goals with growing shareholder value.

All equity awards were based upon the Compensation Committee’s evaluation of management and management’s contribution to executing the Company’s goals.  In addition, the Compensation Committee considered the individual’s total compensation against the compensation of similarly situated individuals in the Company’s Compensation Peer Group of companies.

As a result, additional long-term equity incentives in a combination of restricted stock and stock options were awarded to the executive officers in 2008 as follows:

		Securities Underlying		Shares
Name	Date	Options (#)		Restricted Stock (#)
Manuel Pablo Zúñiga-Pflücker	January 2008	500,000	(1)	150,000	(2)
	June 2008	50,000	(3)	—
Edward G. Caminos	January 2008	250,000	(1)	75,000	(2)
	June 2008	25,000	(3)	—
Frederic Briens	January 2008	250,000	(1)	75,000	(2)
	June 2008	30,000	(3)	—
Dr. Fernando Zúñiga y Rivero	Janaury 2008	250,000	(1)	75,000	(2)
	June 2008	35,000	(3)	—

(1)  The options were granted at an exercise price equal to the closing trading price of the Company’s Common Stock on the date of approval of the grants, December 20, 2007, by the Compensation Committee, $11.88 per share. Each of the option awards granted has a term of ten years and vests in three equal annual installments commencing on the first anniversary of the grant, January 1, 2008.

(2)  The restricted stock awards granted by the Company to its executive officers vest 100% on the second anniversary of the date of grant, January 1, 2008, and were valued using the closing trading price of the Company’s Common Stock on the date of approval of the grants, December 20, 2007, by the Compensation Committee, $11.88 per share.

(3)  The options were granted at an exercise price equal to the closing trading price of the Company’s Common Stock on the date of approval of the grants, June 20, 2008, by the Compensation Committee, $25.53 per share. Each of such options has a term of ten years and vests in three equal annual installments commencing on the first anniversary of the grant, July 1, 2008.

In determining the recommendation for the long-term incentive component of our executive officers’ compensation for 2009, the Compensation Committee conducted a similar review as in 2008 using the Pearl Meyer & Partners report, with similar considerations and evaluation of management and management’s contributions to executing the Company’s goals.  Equity awards were based on the value of the equity grants on the day of the grant, as a percentage of total compensation, in the range of the 25th percentile.

As a result, long-term equity incentives in a combination of restricted stock and stock options were awarded to the current executive officers in 2009 as follows:

Name	Grant Date	Securities Underlying Stock Options (#)		Shares of Restricted Stock (#)
Manuel Pablo Zúñiga-Pflücker	July 2009	114,750	(1)	38,250	(2)
Edward G. Caminos	July 2009	54,550	(1)	18,200	(2)
Frederic Briens	July 2009	63,600	(1)	21,200	(2)
Dr. Fernando Zúñiga y Rivero	July 2009	71,500	(1)	23,850	(2)

(1)  The options were granted at an exercise price equal to the closing trading price of the Company’s Common Stock on the date of approval of the grants, June 26, 2009, by the Compensation Committee, $5.27 per share. Each of the option awards granted has a term of ten years and vests in three equal annual installments commencing on the first anniversary of the grant, July 1, 2009.

(2)  The restricted stock awards granted by the Company to its executive officers vest 100% on the second anniversary of the date of grant, July 1, 2009, and were valued using the closing trading price of the Company’s Common Stock on the date of approval of the grants, June 26, 2009, by the Board of Directors, $5.27 per share.

The Compensation Committee will not make any determination with regard to 2010 equity award grants until June of 2010. However, the 2010 compensation decisions will use the same criteria used to determine compensation in 2008 and 2009, and take into account the Company’s and individual executive’s performance in light of the global financial condition, the slowdown of economic activity, oil and gas prices and the performance of the Company’s stock price in light of these conditions.

Perquisites.  We generally limit the perquisites that we make available to our executive officers.  With the exception of Mr. Briens, our Chief Operating Officer, perquisites to executive officers consist only of club membership fees, which are related to business purposes.  The additional perquisites received by Mr. Briens, identified in the footnotes to the Summary Compensation Table, relate to his overseas assignment.

Other Compensation.  Executive officers are eligible to participate in all of our employee benefit plans, such as a medical, dental and life insurance plan with 80% of the premium paid by the Company, and a 401(k) plan with Company matching contributions up to 5% of the employee’s salary, in each case on the same basis as other Company employees.

Compensation Policies

Effect of Accounting and Tax Treatment.  Under the provisions of FASB ASC Topic 718, “Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s or non-employee’s service period, which is generally the vesting period of the equity grant.  Because the Company offers incentive stock options, non-qualified stock options and restricted stock grants, the deductibility of a compensation award by the Company may not always occur at the time the award is otherwise taxable to the employee.

Under Section 162(m) of the Tax Code, compensation in excess of $1 million paid to a chief executive officer or to any of the four other most highly compensated officers generally cannot be deducted.  The Compensation Committee has determined the Company’s compensation practices and policies are not currently affected by this limitation.

Timing Issues.  With the exception of significant promotions and new hires, we intend to review equity compensation awards annually following the availability of the financial results for the prior year and the Annual Meeting.  This timing enables us to consider prior year performance by the Company and the potential recipients and our expectations for the current year.  Grants to newly hired employees are effective on the latter of the employee’s first day of employment or upon approval of the grant by the Board of Directors.  The exercise price of stock options is based upon the grant date fair market value, which is the market price of our Common Stock on the date of grant.

Stock Ownership Guidelines.  The Board has not adopted specific stock ownership guidelines for executive officers.  Under the terms of the 2007 LTIP, however, in any given year, no individual may receive incentives covering more than 20% of the aggregate number of shares which may be issued pursuant to the 2007 LTIP.  Except as may otherwise be permitted by the Tax Code, the amount of options granted to an individual during one calendar year that may qualify as incentive stock options is limited, such that at the time the incentive options are granted, the fair market value (based on the closing sale price for a share of Common Stock on the established stock exchange on which the stock is listed on the applicable date, and if shares are not traded on such day, on the next preceding trading date) of the stock covered by incentive options first exercisable by such individual in any calendar year may not, in the aggregate, exceed $100,000.  Any options granted over such amount will be treated as non-qualified stock options for tax purposes.  The maximum performance-based incentive payment to any one individual during one performance period is 20% of the aggregate number of shares that may be issued pursuant to the 2007 LTIP, or if paid in cash, that number of shares multiplied by the fair market value of the stock as of the date the incentive is granted.

Basis for Allocation between LTIP Incentives.  Our 2007 LTIP expressly provides for incentives to be granted to 2007 LTIP participants in the form of any one or a combination of (a) incentive options (or other statutory stock options); (b) non-statutory stock options; (c) stock appreciation rights; (d) restricted stock grants; (e) performance shares; (f) stock grants; and (g) other stock-based incentives.  Given the recent change in the accounting treatment for stock options changed as a result of SFAS 123R, we have concluded that granting shares of restricted stock to employees, particularly members of senior management, would provide an equally motivating form of incentive compensation while permitting us to issue fewer shares, thereby reducing potential dilution.

Exercise of Discretion.  Pursuant to the 2007 LTIP, the Compensation Committee retains limited discretion in connection with the payment of performance based compensation in cases where the defined performance goals have not been met.  The Compensation Committee also retains discretion to accelerate the vesting of unvested incentives upon an individual’s termination of employment with the Company.  The Compensation Committee exercised this discretion in 2009 with respect to Mr. Miller’s awards.

Adjustment or Recovery of Awards upon Restatement of Company Performance.  The Company does not have a formal policy with respect to whether executive officers are required to return cash and equity incentive awards if the relevant performance targets upon which the awards are based are ever restated or otherwise adjusted in a manner that would reduce the size of an award or payment.  Under the 2007 LTIP, however, in determining the actual size of an performance-based incentives, the Compensation Committee may reduce or eliminate the amount of the performance-based incentives earned over the relevant period, if, in its sole and absolute discretion, such reduction or elimination is appropriate.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Amendment No. 1 to the Annual Report on Form 10-K/A with management.  Based on the Compensation Committee’s review of and discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K/A.

Submitted by the Compensation Committee of the Board of Directors.

Dennis G. Strauch — Chairman of the Compensation Committee
Gordon Gray
James B. Taylor

Summary Compensation Table

The following table sets forth the compensation for services in all capacities to the Company for the fiscal year ended December 31, 2009 of the Company’s “named executive officers.”  The “named executive officers” include our principal executive officer, principal financial officer, and the two most highly compensated persons serving as executive officers at the end of fiscal year 2009 or who served as an executive officer during fiscal year 2009.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(2) (3)	Option Awards(2) (3)	All Other Compensation (4)	Total

Manuel Pablo Zúñiga-Pflücker	2009	$316,200	$—	$201,600	$416,500	$18,300	$952,600
President, Chief Executive Officer and Director	2008	329,800	400,000	1,782,000	5,056,500	17,600	7,585,900
	2007	179,900	—	—	—	2,900	182,800

Edward G. Caminos (1)	2009	227,500	25,000	95,900	198,000	12,700	559,100
Chief Financial Officer	2008	221,700	155,000	891,000	2,528,300	14,500	3,810,500
	2007	148,900	—	—	—	2,400	151,300

Frederic Briens	2009	320,500	—	111,700	230,900	114,300	777,400
Chief Operating Officer	2008	235,000	200,000	891,000	2,609,400	97,800	4,033,200
	2007	120,000	—	—	—	162,800	282,800

Dr. Fernando Zúñiga y Rivero	2009	—	—	125,700	259,500	34,300	419,500
Director and Chairman of the Board	2008	239,500	280,000	891,000	2,690,600	12,800	4,113,900
	2007	139,500	—	—	—	1,500	141,000

(1)                                 Mr. Caminos was appointed Chief Financial Officer of the Company effective May 24, 2007.  Mr. Caminos served as Vice President-Finance and Chief Accounting Officer of the Company from October 30, 2006 until May 24, 2007, as well as interim Chief Financial Officer since June 15, 2006.  Prior to June 15, 2006, Mr. Caminos served as Corporate Controller of the Company since January 2005.

(2)                                 All stock awards and options reported under these columns were issued under the 2005 Long-Term Incentive Compensation Plan or the 2007 LTIP.

(3)                                 The amounts reflect the aggregate grant date fair value of the awards granted in 2009, 2008 and 2007, respectively, calculated in accordance with FASB ASC Topic 718, “Stock Compensation”.  The discussion of the assumptions used in calculating these values can be found in Notes 1 and 10 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2009, 2008 and 2007, respectively, filed with the SEC.

(4)                                 The amounts for 2009 include:

(a)                                  Club membership dues for 2009, on behalf of Mr. Zúñiga-Pflücker — $1,779; Mr. Caminos — $1,585; and Dr. Zúñiga y Rivero — $1,584.

(b)                                 The Company’s matching contributions for 2009 under the Company’s 401(k) and Retirement Savings Plan, a defined contribution plan, on behalf of Mr. Zúñiga-Pflücker — $16,500; and Mr. Caminos — $11,100;  and Mr. Briens — $9,792.

(c)                                  For Mr. Briens, the 2009 amount includes additional compensation under the Company’s expatriate package while working in Peru, which includes housing rent, maintenance and utilities of approximately $72,557; school allowance of approximately $8,442; car allowance of approximately $2,481; and insurance benefits and other expenses paid on Mr. Briens’ behalf of approximately $20,983.

(d)                                 For Dr. Fernando Zúñiga y Rivero, the 2009 other compensation includes $32,000 received for services rendered to the Company in his capacity as Chairman of the Board of Directors.

2009 Grants of Plan-Based Awards

The following table sets forth certain information with respect to each grant of an award made to a named executive officer in 2009 under our plans.

	Grant	Board Approval	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Under- lying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Date	Date (1)	Threshold	Target	Maximum	Units(2)	Options(3)	Awards(4)	Awards (5)
Manuel Pablo Zúñiga-Pflücker	7/1/2009	6/26/2009	$—	$—	$—	—	114,750	$5.27	$416,543
	7/1/2009	6/26/2009	—	—	—	38,250	—	—	201,578

Edward G. Caminos	7/1/2009	6/26/2009	—	—	—	—	54,550	5.27	198,017
	7/1/2009	6/26/2009	—	—	—	18,200	—	—	95,914

Frederic Briens	7/1/2009	6/26/2009	—	—	—	—	63,600	5.27	230,868
	7/1/2009	6/26/2009	—	—	—	21,200	—	—	111,724

Dr. Fernando Zúñiga y Rivero	7/1/2009	6/26/2009	—	—	—	—	71,500	5.27	259,545
	7/1/2009	6/26/2009	—	—	—	23,850	—	—	125,690

(1)	Dates in this column reflect the date of the Board approval of the awards if different from the effective date of grant.

(2)

All stock awards granted to the named executive officers for 2009 vest at the second anniversary following the grant date. All stock awards values are based on the closing market price on the date of Board approval of the grant.

(3)	All stock option awards granted to the named individuals for 2009 vest in equal annual installments over three years following the grant date.

(4)	The exercise price is the closing price of the Company’s Common Stock on the date of Board approval of the grant.

(5)

The fair value of BPZ’s stock options is computed using the Black-Scholes valuation model.  The fair value of BPZ’s stock awards is calculated in accordance with FASB ASC Topic 718, “Stock Compensation” and is, in part, based on the market price of BPZ Common Stock on the date of the Board approval of the grant. The grant date fair value of the stock options granted on June 26, 2009 was $3.63 per share, respectively. The discussion of the assumptions used in calculating these values can be found in Notes 1 and 10 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2009.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)(1)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)(2)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Manuel Pablo Zúñiga- Pflücker	166,666	333,334	—	11.88	12/20/2017	(4)	150,000	1,425,000	(7)	—	—
	16,667	33,333	—	25.53	6/20/2018	(5)	38,250	363,375	(8)	—	—
	—	114,750	—	5.27	7/1/2019	(6)	—	—		—	—

Edward G. Caminos	100,000	—	—	3.20	4/14/2016	(3)	75,000	712,500	(7)	—	—
	83,333	166,667	—	11.88	12/20/2017	(4)	18,200	172,900	(8)	—	—
	8,334	16,666	—	25.53	6/20/2018	(5)	—	—		—	—
	—	54,500	—	5.27	7/1/2019	(6)	—	—		—	—

Frederic Briens	83,333	166,667	—	11.88	12/20/2017	(4)	75,000	712,500	(7)	—	—
	10,000	20,000	—	25.53	6/20/2018	(5)	21,200	201,400	(8)	—	—
	—	63,600	—	5.27	7/1/2019	(6)	—	—		—	—

Dr. Fernando Zúñiga y Rivero	83,333	166,667	—	11.88	12/20/2017	(4)	75,000	712,500	(7)	—	—
	11,667	23,333	—	25.53	6/20/2018	(5)	23,850	226,575	(8)	—	—
	—	71,500	—	5.27	7/1/2019	(6)	—	—		—	—

(1)	Option exercise price is the closing price of BPZ Common Stock on the date of Board approval of the grant.

(2)	The market or payout value is computed using the closing price of $9.50 of BPZ Common Stock at December 31, 2009.

(3)	Options vest in two equal annual installments beginning on the first anniversary of the date of grant, April 14, 2006.

(4)	Options vest in three equal annual installments beginning on the first anniversary of the effective date of grant, January 1, 2008.

(5)	Options vest in three equal annual installments beginning on the first anniversary of the effective date of grant, July 1, 2008.

(6)	Options vest in three equal annual installments beginning on the first anniversary of the effective date of grant, July 1, 2009.

(7)	Restricted stock award vests on the second anniversary of the effective date of grant, January 1, 2008.

(8)	Restricted stock award vests on the second anniversary of the effective date of grant, July 1, 2009.

Option Exercises and Stock Vested

There were no exercises of stock options by or vesting of restricted stock for our named executive officers in 2009.

Employment Agreements, Termination of Employment and Change in Control Arrangements

We have no employment agreements with any of our current executive officers.  At December 31, 2009, our named executive officers received the following base salaries: Dr. Zúñiga y Rivero - $1; Mr. Pablo Zúñiga-Pflücker — $360,000; Mr. Briens — $250,000 and Mr. Caminos - $240,000.  Each of our named executive officers is eligible for cash bonus compensation at the discretion of the Board of Directors, but there is no formal plan covering such bonuses. For 2010 salary adjustments and equity awards, the Compensation Committee will not make any determination with regard to 2010 compensation adjustments until June of 2010. However, the Compensation Committee will use the same criteria for 2010 compensation decisions that were used to determine compensation in 2008 and 2009.

Under the Company’s 2007 LTIP, in the event of a change of control of the Company (as defined in that plan), all outstanding options, stock appreciation rights and restricted stock become exercisable, realizable or vested in full, or shall be free of all conditions or restrictions, as applicable to each award.  The plan defines a “change of control” to generally include:  (i) any merger or consolidation whereby the outstanding stock of the Company prior to the transaction constitutes less than 50% of the voting power in the resulting entity; (ii) an acquisition of beneficial ownership by a person if, after the acquisition, the person beneficially owns 51% or more of the outstanding stock of the Company or the voting power of the Company (this does not include any acquisition directly from or by the Company, through an employee benefit plan sponsored by the Company, or that results in beneficial owners of outstanding Company stock prior to the acquisition by another corporation beneficially owning more than 50% of the then-outstanding shares of the corporation in the same proportion as their previous ownership of Company stock); (iii) any sale of all or substantially all of the Company’s assets; or (iv) the complete liquidation of the Company.  In addition, in the event of a change of control, all performance shares or other performance-based awards shall be immediately payable based upon the extent, as determined by the Compensation Committee, to which the performance goals for the performance period then in progress have been made, up through the date of the change in control or based on 100% of the value on the date of grant of the performance shares or other performance-based award, if such amount is higher.

Under the 2007 LTIP, upon the termination of an executive officer by the Company without cause (as that term is defined in the Plan), regardless of whether the reason for the termination is voluntary, involuntary, due to retirement, extended absence caused by disability or death, (i) all unvested options, stock appreciation rights and restricted stock of the executive officer shall lapse, become automatically cancelled or terminated and be immediately returned to the Company; and (ii) any vested but unexercised options or stock appreciation rights shall expire upon the earlier of (a) 90 days after the date of such officer’s termination or (b) the expiration of such option or stock appreciation right.  The Compensation Committee may provide otherwise in an award agreement, or exercise its discretion to accelerate the vesting of awards due to a termination.

The following table sets forth the potential payments that our named executive officers would receive upon a change in control of the Company under the 2007 LTIP.  The amounts appearing in the table below assume that the triggering event occurred as of December 31, 2009.

	Accelerated Options Vesting (1)	Accelerated Stock Vesting (2)
Name	($)	($)
Manuel Pablo Zúñiga-Pflücker	485,400	1,788,400

Frederic Briens	269,000	913,900

Edward G. Caminos	230,700	712,500

Dr. Fernando Zúñiga y Rivero	302,400	885,400

(1)

Includes options whose exercise price is less than the closing price per share of the Company’s Common Stock on the NYSE on December 31, 2009 of $9.50. The value included is the total intrinsic value of stock options (defined as the amount by which the market price of the Common Stock on December 31, 2009 exceeds the exercise price of the stock option).

(2)

Based upon the difference between the closing price per share of the Company’s Common Stock on the NYSE on December 31, 2009 of $9.50 multiplied by the number of shares of restricted stock that would vest upon occurrence of a change of control on December 31, 2009.

2009 Non-Employee Director Compensation

The Board of Directors determines the allowances for service as a director and the fees for attendance at meetings of the Board or any Committee appointed by the Board.  The Compensation Committee generally reviews and monitors compensation for directors and makes a recommendation to the Board regarding the form and amount of Directors’ compensation.  Non-employee directors receive a combination of cash and stock-based compensation designed to attract and retain qualified candidates to serve on the Board.

In setting director compensation, the Board considered the Compensation Committee’s recommendations, which took into consideration the special characteristics of the Company in comparison to its peer group and in light of market data as reported by Pearl Meyer & Partners in November 2007.  These factors included the Company’s position in the exploration stage of its license contracts operating in Peru and the need to provide a balanced compensation package to secure the necessary expertise required for the Board of Directors of such a company.

Retainer and Meeting Fees.  The following is a schedule of annual retainers and meeting fees for non-employee directors that were in effect for 2009:

Type of Fee	Amount	Period Covered

Board Retainer	$12,750	Annual
Additional Retainer to Chairman of Audit Committee	$6,500	Annual
Additional Retainer to Chairman of Compensation Committee	$4,250	Annual
Additional Retainer to Chairman of Nominating and Corporate Governance Committee	$2,750	Annual
Fee for each Board Meeting Attended (plus reimbursement for reasonable expenses incurred in attending meetings)	$1,000	Per meeting

Directors Compensation Incentive Plan

Non-employee Directors of the Board are also eligible to receive options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards under the DCIP. The aggregate number of shares of Common Stock authorized for grant under the DCIP is 2.5 million. The Company normally issues new shares of its Common Stock in satisfaction of these awards. As of December 31, 2009, 1,375,000 shares remain available for future grants under the DCIP.

Equity grants to non-employee directors are typically awarded each year on the date of the Company’s Annual Meeting.  In June 2009, at the annual board meeting following the 2009 Annual Meeting of Shareholders, the Board approved a grant of options to purchase 50,000 shares of Common Stock, vesting in equal annual installments over two years from the date of grant, to Messrs. Gray, Lendrum, and Strauch as compensation for the period of service from the 2008 Annual Meeting until the 2009 Annual Meeting and to encourage continued service on the Board.

Non-Employee Director Compensation

The following table sets forth the compensation of the Company’s non-employee directors during fiscal year 2009.

	Fees
	Earned or	Stock	Option
	Paid in	Awards($)	Awards($)	All Other
Name	Cash($)	(1) (2)	(1) (3)	Compensation($)	Total($)

Gordon Gray	30,500	—	181,500	—	212,000

John J. Lendrum, III	34,250	—	181,500	—	215,750

Dennis G. Strauch	32,000	—	181,500	—	213,500

E. Barger Miller, III (4)	6,000	—	—	502,000	508,000

(1)                                 The amounts reflect the aggregate grant date fair value of the awards made to non-employee directors in 2009 calculated in accordance with FASB ASC Topic 718.  The discussion of the assumptions used in calculating these values can be found in Notes 1 and 10 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

(2)                                 The Company did not grant any restricted stock awards to non-employee directors for service as directors in 2009.  As of December 31, 2009, each non-employee director had the following aggregate number of unvested shares of restricted stock accumulated for all years of service:  Gordon Gray — 75,000 shares unvested, John J. Lendrum, III —75,000 shares unvested, Dennis G. Strauch — 75,000 shares unvested and E. Barger Miller, III — 0 shares unvested.

(3)                                 The grant date fair value per option computed using the Black-Scholes option-pricing model was $3.63 for option awards granted to non-employee directors in fiscal year 2009.  As of December 31, 2009, each non-employee director had the following aggregate number of outstanding unexercised stock options accumulated for all years of service:  Gordon Gray — 100,000 shares, John J. Lendrum, III — 475,000 shares, Dennis G. Strauch — 187,000 shares and E. Barger Miller, III — 425,000 shares.

(4)                                 Mr. Miller resigned from his position on the Board of Directors effective April 24, 2009. Subsequent to Mr. Miller’s resignation, the Company and Mr. Miller entered into a separation agreement where the Company agreed to pay Mr. Miller $30,000 each year for the next two years and award Mr. Miller 100,000 stock options in order to retain Mr. Miller as a consultant to the Company.  25,000 of the option award vests on May 7, 2010, 50,000 options vest on May 7, 2011 and 25,000 options vest on May 7, 2012.  The fair value of the option award was valued using the Black-Scholes option-pricing model and the entire award was expensed on the date of grant.  Both the $60,000 cash awards and the $442,000 option award is included in “All Other Compensation” above as the amount does not relate to Mr. Miller’s services as a member of the Board of Directors.

Compensation Risk Assessment

We do not believe that our current employee compensation policies and practices create risks that are reasonably likely to have a material adverse effect on us.  Our current employee compensation consists of base salary, a discretionary cash bonus based upon individual and company performance, equity awards under our 2007 LTIP; health benefits; limited perquisites; and participation in our 401(k) plan.  We believe our compensation program, that allocates compensation among base salary and short and long-term compensation target opportunities, does not encourage our executives or non-executive employees to take excessive risks.  Restricted stock awards typically vest over a period of two years, and stock option awards typically vest over a period of three years.  We believe the time-based vesting over a multi-year period for our long-term incentive awards helps ensure that both employees and executives take actions and make decisions which contribute to long-term sustainable performance, and aligns their interests with those of our shareholders for the long-term performance of our company.  Compensation of our executives is described above under “Executive Compensation - Compensation Discussion and Analysis.”

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Messrs. Strauch, Gray and Taylor serve on the Compensation Committee of our Board, all of whom are “independent” under the standards of the NYSE.  None of the members of the Compensation Committee was at any time during the last fiscal year an officer or employee of the Company.  None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 28, 2010, except as otherwise set forth below, concerning the beneficial ownership of the Company’s Common Stock by each person who beneficially owns more than five percent (5%) of the Common Stock, its affiliates, and by each of the Company’s executive officers and directors, and by all executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percent of Beneficial Ownership (2)
Gordon Gray (3)	5,694,173	4.9%
Manuel Pablo Zúñiga-Pflücker (4)	4,997,716	4.3%
Fernando Zúñiga y Rivero (5)	4,822,323	4.2%
Frederic Briens (6)	790,628	0.7%
Edward G. Caminos (7)	475,000	0.4%
Dennis G. Strauch (8)	500,000	0.4%
John J. Lendrum, III (9)	500,000	0.4%
Stephen C. Beasley	15,000	0.0%
James B. Taylor	—	0.0%

All directors and executive officers as a group (nine persons)	17,794,840	15.4%

International Finance Corporation (10) 2121 Pennsylvania Avenue, N.W. Washington, DC 20433	11,253,295	9.7%

Centennial Energy Partners L.L.C. (11) 575 Lexington Avenue, 33rd floor New York, NY 10022	10,246,877	8.8%

SPO Advisory Corp. (12) 591 Redwood Highway, Suite 3215 Mill Valley, California 94941	10,634,213	9.2%

Soros Fund Management, LLC (13) 888 Seventh Avenue, 33rd Floor New York, New York 10106	10,173,175	8.8%

(1)	Except as indicated herein, the business address for each beneficial owner is 580 Westlake Park Blvd, Suite 525, Houston, Texas 77079.

(2)	The calculations of percentage beneficial ownership are based on 115,223,926 shares issued as of April 28, 2010, plus any potentially dilutive securities for each person or group.

(3)

The shares reflected above as beneficially owned by Mr. Gray consist of 5,619,173 shares that he beneficially owns and controls through his sole ownership of Allied Crude Purchasing, Inc. Mr. Gray, through Allied Crude Purchasing, Inc. has pledged 1,500,000 shares of Common Stock to Snyder National Bank, for the purpose of providing collateral for a loan.

(4)	Mr. Zúñiga-Pflücker has pledged 625,240 shares of Common Stock to Goldman Sachs & Co., for the purpose of providing collateral for a loan.

(5)

The number of shares reflected above as beneficially owned by Dr. Zúñiga y Rivero includes 942,006 shares, 195,107 shares, 1,191,917 shares and 140,902 shares held in grantor retained annuity trusts, but does not include 81,563 shares held of record by his wife, Blanca Pflücker de Zúñiga, as Dr. Zúñiga y Rivero disclaims beneficial ownership of these shares. Dr. Zúñiga y Rivero has pledged 734,477 shares to Raymond James & Associates for the purpose of providing collateral for a loan.

(6)	Mr. Briens has pledged 150,000 shares of Common Stock to Goldman Sachs & Co., the purpose of providing collateral for a loan.

(7)

The shares reflected above include options to purchase 100,000 shares of Common Stock. Mr. Caminos has pledged 375,000 shares to Raymond James & Associates for the purpose of providing collateral for a loan.

(8)	Includes options to purchase 87,000 shares of Common Stock.

(9)	Includes options to purchase 375,000 shares of Common Stock.

(10)

All information in the table with respect to International Finance Corporation (“IFC”) is based on the Schedule 13G/A filed by IFC with the SEC on February 4, 2010 and information provided to the Company by IFC. Based upon information provided to the Company by IFC, Somit Varma - Director of IFC, Oil, Gas, Mining and Chemicals Department, has voting power and investment power over the shares of Common Stock.

(11)

All information in the table with respect to Centennial Energy Partners L.L.C. is based on the Schedule 13G/A filed by Centennial Energy Partners L.L.C. with the SEC on February 12, 2010 and information provided to the Company by Centennial Energy Partners L.L.C. Centennial Energy Partners L.L.C., as General Partner, and Peter K. Seldin, as managing member, have voting power and investment power over the shares of Common Stock. Centennial Energy Partners, L.L.C. and Peter K. Seldin may be deemed to share beneficial ownership over the shares of Common Stock.

(12)

All information with respect to SPO Advisory Corp. and its affiliates and related investment funds is based on the Schedule 13G filed with the SEC on July 6, 2009 by the following (collectively, the “SPO Reporting Persons”): SPO Partners II, L.P. (“SPO Partners”), SPO Advisory Partners, L.P. (“SPO Advisory Partners”), San Francisco Partners, L.P. (“SFP”), SF Advisory Partners, L.P. (“SF Advisory Partners”), SPO Advisory Corp., John H. Scully, William Oberndorf, William J. Patterson, and Edward H. McDermott. The Schedule 13G states that the SPO Reporting Persons may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, although neither the fact of such filing nor anything contained therein shall be deemed to be an admission by the SPO Reporting Persons that a group exists.

The Schedule 13G provides, among other things, the following information regarding beneficial ownership of Common Stock by the SPO Reporting Persons:

•  SPO Partners beneficially owns 10,280,113 shares. Acting through its sole general partner, SPO Advisory Partners, SPO Partners has sole voting and investment power over all such shares.

•  Because of its position as the sole general partner of SPO Partners, SPO Advisory Partners may be deemed to indirectly beneficially own 10,280,113 shares. Acting through its general partner, SPO Advisory Corp., and in its capacity as the sole general partner of SPO Partners, SPO Advisory Partners has the sole voting and investment power over all such shares.

•  SFP beneficially owns 354,100 shares. Acting through its sole general partner, SF Advisory Partners, SFP has sole voting and investment power over all such shares.

•  Because of its position as the sole general partner of SFP, SF Advisory Partners may be deemed to indirectly beneficially own 354,100 shares. Acting through its general partner, SPO Advisory Corp., and in its capacity as the sole general partner of SFP, SF Advisory Partners has the sole voting and investment power over all such shares.

•  Because of its positions as the general partner of each of SPO Advisory Partners and SF Advisory Partners, SPO Advisory Corp. may be deemed to beneficially own 10,634,213 shares. Acting through its controlling persons and in its capacity as general partner of each of SPO Advisory Partners and SF Advisory Partners, SPO Advisory Corp. has the sole voting and investment power over all such shares.

•  Individually and because of his position as a control person of SPO Advisory Corp., John H. Scully may be deemed to beneficially own 10,644,413 shares. As one of four controlling persons of SPO Advisory Corp., which is the general partner of each of SPO Advisory Partners and SF Advisory Partners, Mr. Scully may be deemed to have shared voting and investment power with the other three control persons over 10,634,213 shares. Individually, Mr. Scully has sole voting and investment power over 10,200 shares beneficially owned and held in an Individual Retirement Account.

•  Individually and because of his position as a control person of SPO Advisory Corp., William E. Oberndorf may be deemed to beneficially own 10,717,913 shares. As one of four controlling persons of SPO Advisory Corp., which is the general partner of each of SPO Advisory Partners and SF Advisory Partners, Mr. Oberndorf may be deemed to have shared voting and investment power with the other three control persons over 10,634,213 shares. Individually Mr. Oberndorf has sole voting and investment power over 83,700 shares beneficially owned and held in an Individual Retirement Account.

•  Individually and because of his position as a control person of SPO Advisory Corp., William J. Patterson may be deemed to beneficially own 10,634,713 shares. As one of four controlling persons of SPO Advisory Corp., which is the general partner of each of SPO Advisory Partners and SF Advisory Partners, Mr. Patterson may be deemed to have shared voting and investment power with the other three control persons over 10,634,213 shares. Individually Mr. Patterson has sole voting and investment power over 500 shares beneficially owned and held in an Individual Retirement Account.

•  Individually and because of his position as a control person of SPO Advisory Corp., Edward H. McDermott may be deemed to beneficially own 10,635,213 shares. As one of four controlling persons of SPO Advisory Corp., which is the general partner of each of SPO Advisory Partners and SF Advisory Partners, Mr. Patterson may be deemed to have shared voting and investment power with the other three control persons over 10,634,213 shares. Individually Mr. McDermott has sole voting and investment power over 1,000 shares beneficially owned and held in an Individual Retirement Account.

(13)

All information in the table with respect to Soros Fund Management LLC (“SFM LLC”) is based on the Schedule 13G/A filed by SFM LLC with the SEC on February 16, 2010 and information provided to the Company by Soros Fund Management LLC. The shares reflected above are held for the account of Quantum Partners, Ltd., a Cayman Islands exempted limited liability company (“Quantum Partners”). SFM LLC serves as principal investment manager to Quantum Partners. As such, SFM LLC has been granted investment discretion over portfolio investments, including the Shares, held for the account of Quantum Partners. George Soros serves as Chairman of SFM LLC, Robert Soros serves as Deputy Chairman of SFM LLC, and Jonathan Soros serves as President and Deputy Chairman of SFM LLC.

Rule 13d-3 under the Securities Exchange Act of 1934, provides for the determination of beneficial owners of securities.  That rule includes as beneficial owners of securities, any person who directly or indirectly has, or shares, voting power and/or investment power with respect to such securities.  Rule 13d-3 also includes as a beneficial owner of a security any person who has the right to acquire beneficial ownership of such security within sixty days through any means, including the exercise of any option, warrant or conversion of a security.  Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person.  Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.  Included in this table are only those derivative securities that have exercise prices which it is reasonable to believe could be “in the money” within sixty days of April 28, 2010.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to shares of our common stock that may be issued under our existing equity compensation plans, the 2007 LTIP and the DCIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,545,332	$9.44	1,538,900
Equity compensation plans not approved by security holders	—	—	—
Total	4,545,332	$9.44	1,538,900

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as reported below, there have been no transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any director or executive officer or any security holder of record who is known to the Company to beneficially own more than 5% of the Company’s Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

On February 23, 2009, we closed the private placement of approximately 15.7 million shares of Common Stock, no par value, to institutional and accredited investors pursuant to a Stock Purchase Agreement dated February 19, 2009.  The Common Stock was priced at $3.05 per share. Wellington Management, an advisor for multiple clients, purchased an aggregate of 3,269,100 shares for $9,970,755, Centennial Energy Partners L.L.C. as managing member, purchased an aggregate of 6,557,380 shares for $20,000,009, and IFC purchased an aggregate of 1,430,700 shares for $4,363,635.

On September 15, 2009, we closed a private placement of approximately 1.6 million shares of Common Stock, no par value, to IFC pursuant to a Subscription Agreement dated September 15, 2009. This private placement was related to our registered direct offering in June 2009 of approximately 18.8 million shares of Common Stock at a price of $4.66 per share that closed on June 30, 2009. Pursuant to the Subscription Agreement dated December 16, 2006 (the “Subscription Agreement”) by and between IFC and us, IFC has the right, within 45 days of notice of the offering, to purchase shares of our Common Stock for the same price and terms as the participants in an offering to retain its proportionate ownership in us. IFC exercised its pre-emptive right to purchase approximately 1.6 million shares of Common Stock at the offering price of $4.66 per share to which it was entitled under the Subscription Agreement, resulting in gross proceeds to us of approximately $7.6 million. The transaction was submitted to and approved by the shareholders of BPZ at a Special Meeting of Shareholders on August 24, 2009. No warrants or dilutive securities were issued to IFC in connection with the private placement. The shares were placed directly by us. We used the proceeds of this offering to develop our properties under our existing license contracts and other general corporate purposes consistent with our operating plans.

Subsequent to December 31, 2009, we closed on the private offering of $170.9 million convertible notes due 2015 (the “2015 Convertible Notes”). The 2015 Convertible Notes are comprised of the initial $140.0 million of 2015 Convertible Notes sold in the initial private offering, the exercise of a 30-day option to purchase an additional $21.0 million of 2015 Convertible Notes, and IFC’s election to participate in the offering for an additional $9.9 million of 2015 Convertible Notes, bringing the total proceeds of the private offering to $170.9 million. Included within the total proceeds is SFM LLC’s purchase of $50 million of 2015 Convertible Notes.  The convertible notes were sold to an initial purchaser who then sold the notes to qualified institutional buyers (including IFC and Soros Fund Management, LLC) pursuant to Rule 144A of the Securities Act of 1933.  The $170.9 million of convertible notes were issued pursuant to an indenture dated as of February 8, 2010, between us and Wells Fargo Bank, National Association, as trustee (“the Indenture”).

As provided in the charter of the Company’s Audit Committee, it is the Company’s policy that it will not enter into any transactions required to be disclosed under Item 404 of the SEC’s Regulation S-K unless the Audit Committee or another independent body of the Board of Directors first reviews and approves the transactions.

In addition, pursuant to the Company’s Code of Ethical Conduct and Business Practices, all employees, officers and directors of the Company and its subsidiaries are prohibited from engaging in any relationship or financial interest that is an actual or potential conflict of interest with the Company without approval.  Employees, officers and directors are required to provide written disclosure to the Chief Executive Officer as soon as they have any knowledge of a transaction or proposed transaction with an outside individual, business or other organization that would create a conflict of interest or the appearance of one.

Director Independence

We are subject to the NYSE standards in determining whether a director is independent.  The Board has adopted Corporate Governance Guidelines that include standards for the independence of directors in accordance with the rules and regulations of the NYSE. The standards for the independence of directors are included in the Corporate Governance Guidelines available on our website at www.bpzenergy.com. The Board of Directors considers Messrs. Beasley, Gray, Lendrum, Taylor and Strauch “independent” under the standards of the NYSE.  The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each composed solely of directors who satisfy the applicable independence requirements of the NYSE.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Johnson Miller & Co., CPA’s PC has acted as independent certified public accountants for the Company since November 17, 2004.  The Board of Directors of the Company has approved and is recommending to holders of shares of the Company’s Common Stock a proposal to ratify the appointment of Johnson Miller & Co., CPA’s PC as the Company’s independent public accountants for the year ending December 31, 2010 at the Company’s 2010 Annual Meeting.

The following table lists the aggregate fees and costs billed by Johnson Miller & Co., CPA’s PC for 2009 and 2008 services identified below:

	Amount Billed
	2009		2008

Audit Fees	$421,419	(1)	$169,182	(3)
Audit-Related Fees	47,812	(2)	6,400	(4)
Tax Fees	—		—
All Other Fees	—		—
Total	$469,231		$175,582

(1)                                  Of this aggregate amount, approximately $143,800 is attributable to fees billed by Johnson Miller & Co., CPA’s PC for services in connection with its review of our internal controls and approximately $45,150 is attributable to our Form S-3 registration statements.

(2)                                  Audit-related fees for 2009 consist of out-of-pocket expenses.

(3)                                  Of this aggregate amount, approximately $51,032 is attributable to fees billed by Johnson Miller & Co., CPA’s PC for services in connection with its review of our internal controls and approximately $4,350 is attributable to our Form S-3 registration statements.

(4)                                  Audit-related fees for 2008 consist of out-of-pocket expenses.

The Board of Director’s policy is to prohibit the independent auditor from providing any non-audit services unless the service is permitted under applicable law and is pre-approved by the audit committee or the full Board of Directors if there is no separate audit committee.

During the fiscal year ended 2009, the Board of Directors approved all of the “audit related fees.”  The Board of Directors considered whether the provision of non-audit services by Johnson Miller & Co., CPA’s PC is compatible with maintaining their independence and concluded that the provision of such services does not impair their independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

INDEX OF EXHIBITS

Exhibit	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2010.

BPZ Resources, Inc.

By:	/s/ Manuel Pablo Zúñiga-Pflücker
Manuel Pablo Zúñiga-Pflücker
President & Chief Executive Officer