Form 10-Q
period 2010-03-31
BPZ RESOURCES, INC.
filed 2010-05-10
CIK 1023734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

As of May 04, 2010, there were 115, 223,926 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share par value amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$131,157	$18,147
Accounts receivable	10,855	2,867
Value added tax receivable	28,121	26,152
Inventory	14,663	12,507
Prepaid and other current assets	6,997	1,580

Total current assets	191,793	61,253

Property, equipment and construction in progress, net	292,005	262,517
Restricted cash	5,515	5,720
Other non-current assets	6,297	1,559
Investment in Ecuador property, net	1,148	1,195
Deferred tax asset	19,210	16,928

Total assets	$515,968	$349,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$30,657	$32,698
Accrued liabilities	12,086	14,155
Other liabilities	1,124	1,235
Current income taxes payable	1,128	322
Accrued interest payable	1,943	106
Current maturity of long-term debt and capital lease obligations	6,912	5,352

Total current liabilities	53,850	53,868

Asset retirement obligation	873	766
Long-term debt and capital lease obligations	155,831	22,581

Total long-term liabilities	156,704	23,347

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, no par value, 25,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 250,000 authorized; 115,224 and 115,224 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	548,376	513,145
Accumulated deficit	(242,962)	(241,188)

Total stockholders’ equity	305,414	271,957

Total liabilities and stockholders’ equity	$515,968	$349,172

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Revenue	$24,045	$13,225

Operating and administrative expenses:
Lease operating expense	4,764	3,978
General and administrative expense	8,026	8,483
Geological, geophysical and engineering expense	501	347
Depreciation, depletion and amortization expense	9,489	7,878

Total operating expenses	22,780	20,686

Operating income (loss)	1,265	(7,461)

Other income (expense):
Income (expense) from investment in Ecuador property, net of amortization	(47)	(47)
Interest expense	(1,940)	—
Interest income	64	25
Other income (expense)	6	(772)

Total other expense, net	(1,917)	(794)

Loss before income taxes	(652)	(8,255)

Income tax expense (benefit)	1,122	(1,207)

Net loss	$(1,774)	$(7,048)

Basic and diluted net loss per share	$(0.02)	$(0.08)
Weighted average common shares outstanding	115,224	88,620

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,774)	$(7,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,856	3,274
Depreciation, depletion and amortization	9,489	7,878
Amortization of investment in Ecuador property	47	47
Deferred income taxes	(2,282)	(2,541)
Amortization of deferred financing fees	524	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,988)	1,495
Increase in value added tax receivable	(1,969)	(4,206)
Increase in inventory	(793)	(2,874)
Increase in other assets	(5,421)	(69)
(Decrease) increase in accounts payable	(2,041)	5,373
Decrease in accrued liabilities	(231)	(1,459)
Increase in income taxes payable	806	1,004
(Decrease) increase in other liabilities	(112)	565
Net cash provided by (used in) operating activities	(9,889)	1,439

Cash flows from investing activities:
Property and equipment additions	(40,232)	(17,832)
Decrease in restricted cash	205	902
Net cash used in investing activities	(40,027)	(16,930)

Cash flows from financing activities:
Borrowings	170,938	1,000
Repayments of borrowings	(1,968)	(2,841)
Deferred loan fees	(6,044)	—
Proceeds from sale of common stock, net	—	40,497
Net cash provided by financing activities	162,926	38,656

Net increase in cash and cash equivalents	113,010	23,165
Cash and cash equivalents at beginning of period	18,147	5,317
Cash and cash equivalents at end of period	$131,157	$28,482

Supplemental cash flow information:
Cash paid for:
Interest	$997	$879
Income tax	3,025	330
Non — cash items:
Issuance of common stock for subscription receivable	$—	$4,364
Accrued interest capitalized to construction in progress	—	23
Depletion allocated to production inventory	1,363	613
Depreciation on support equipment capitalized to construction in progress	359	339
Asset retirement obligation capitalized to property and equipment	85	—
Property and equipment transferred to other non-current assets	—	(1,428)

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

The Company maintains a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”), registered in Peru through its wholly-owned subsidiary BPZ Energy, LLC, a Texas limited liability company, formerly BPZ Energy, Inc., and its subsidiary BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership. Currently, the Company, through BPZ E&P, has exclusive rights and license contracts for oil and gas exploration and production covering a total of approximately 2.2 million acres, in four blocks, in northwest Peru. The Company’s license contracts cover 100% ownership of the following properties: Block Z-1 (0.6 million acres), Block XIX (0.5 million acres), Block XXII (0.9 million acres) and Block XXIII (0.2 million acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and the Blocks XXII and XXIII contracts were signed in November 2007. Generally, according to the Organic Hydrocarbon Law No. 26221 and the regulations thereunder (the “Organic Hydrocarbon Law” or “Hydrocarbon Law”) the seven year term for the exploration phase can be extended in each contract by an additional three years up to a maximum of ten years. However, specific provisions of each license contract can vary the exploration phase of the contract as established by the Hydrocarbon Law. The license contracts require the Company to conduct specified activities in the respective blocks during each exploration period in the exploration phase. If the exploration activities are successful, the Company may decide to enter the exploitation phase and the total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production. In the event a block contains both oil and gas, as is the case in the Company’s Block Z-1 contract, the 40 year term may apply to oil exploration and production as well.

Additionally, through its wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, the Company owns a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

The Company is in the process of developing its oil and natural gas reserves.  The Company has been producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under a well testing program and is in the process of satisfying the conditions to transition to commercial production in Corvina. The Company is also in the initial stages of appraising, exploring and developing the potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1, and has drilled and completed its first well in December 2009. From the time the Company first began producing from the CX-11 platform in the Corvina field in November of 2007 and the Albacora field in December 2009, through March 31, 2010, it has produced approximately 2.3 MMBbls of oil. Additionally, the Company’s activities in Peru include analysis and evaluation of technical data on its other properties, preparation of the development plans for the properties, refurbishment of and designs for platforms, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits, bringing additional production on-line, seismic acquisition, obtaining detailed engineering and design of the power plant and gas processing facilities, executing a contract to purchase three LM 6000 gas-fired turbines and securing the required capital and financing to conduct the current plan of operation.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of BPZ Resources, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal, recurring nature. All significant transactions between BPZ and its consolidated subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentation. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2009 has been derived from the audited

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

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

Estimates of crude oil reserves are the most significant of the Company’s estimates. All of the Company’s reserves data are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserves estimates may be different from the quantities of crude oil and natural gas that are ultimately recovered.

Other items subject to estimates and assumptions include the carrying amounts of property, plant and equipment including impairment and asset retirement obligations and deferred income tax assets. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment and future expectations regarding estimates and assumptions. As future events and their effects cannot be determined accurately, actual results could differ significantly from management’s estimates.

Summary of Significant Accounting Policies

The Company has provided a summary discussion of significant accounting policies, estimates and judgments in Note 1 to the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events,” which amends Accounting Standards Codification (“ASC”) Topic 855 to eliminate the requirement to disclose the date through which management has evaluated subsequent events in the financial statements. ASU No. 2010-09 was effective upon issuance and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the Company partially adopted the provisions of FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Topic 820 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements. In addition, ASU No. 2010-06 clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets. The requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). As such, the Company will apply the disclosure requirements relative to the Level 3 reconciliation in the first quarter of 2011. There was no impact on the Company’s financial position, results of operations or cash flows as a result of the partial adoption of ASU No. 2010-06. For further information, please see Note 11, “Fair Value Measurements and Disclosures”.

Note 2 — Value-Added Tax Receivable

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

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

oil sales in the Corvina field under a well testing program, it is no longer eligible for the IGV early recovery program. Accordingly, the Company is recovering its IGV receivable with IGV payables associated with future oil sales under the normal IGV recovery process.

The Company’s value-added tax receivable balance as of March 31, 2010 and December 31, 2009 was $28.1 million and $26.2 million, respectively. For the three months ended March 31, 2010 the Company accrued approximately $8.5 million for IGV related to expenditures reduced by approximately $6.6 million for IGV related to the sale of oil for the same period.

Note 3 — Inventories

Inventories consist primarily of crude oil, tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market. The balance of inventory at March 31, 2010 and December 31, 2009 was $14.7 million and $12.5 million, respectively.

Inventory associated with tubular goods, accessories and spare parts inventory at March 31, 2010 and December 31, 2009 was $9.4 million and $10.5 million, respectively.

For oil produced from the Corvina field, the Company maintains crude oil inventories in storage vessels until the inventory quantities are at a sufficient level that the refinery in Talara will accept delivery.  Currently, all oil produced from the Albacora field, 90,453 barrels at March 31, 2010, is being kept in inventory until the Company obtains a sales contract, to sell the oil produced and arranges delivery terms. These inventories are also stated at the lower of average cost or market value. Cost is determined on a weighted average basis based on production costs. The crude oil inventory at March 31, 2010 consisted of approximately 155,413 barrels at an estimated cost of $5.3 million or $33.86 per barrel. The crude oil inventory at December 31, 2009 consisted of approximately 40,108 barrels at an estimated cost of $2.0 million or $50.55 per barrel.

Note 4 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of prepaid and other current assets as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(in thousands)
Prepaid expenses and other	$5,882	$296
Deposits	115	92
Prepaid insurance	388	580
Insurance receivable	612	612
	$6,997	$1,580

Prepaid expenses and other are related to prepayments for drilling services, equipment rental and material procurement. Deposits are primarily rent deposits in connection with the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors and officer’s insurance policies. Insurance receivable is related to the barge incident which occurred in early August 2006. The Company incurred an operational delay of approximately three weeks resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform. As of March 31, 2010, the Company has an insurance receivable of approximately $0.7 million for the estimated insurance repair claims of $0.8 million expected to be filed with the insurance carrier. A deductible of $75,000 will be applied to this insurance claim when reimbursed.  The hull claim will be finalized upon the dry docking of the vessel, which is expected to occur during the third quarter of 2010.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Below is a summary of other non-current assets as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(in thousands)
Debt issue costs	$4,838	$104
Other receivable	1,459	1,455
	$6,297	$1,559

Other non-current assets consist of (i) direct transaction costs incurred by the Company in connection with its debt capital raising efforts and (ii) claims related to an incident involving a small tanker that one of our marine transportation contractors was chartering from the Peruvian Navy’s commercial branch in 2008. As of March 31, 2010, the Company is currently seeking recovery of these amounts from the Peruvian Navy’s commercial branch.  Due to the uncertainty in timing of resolving the claims, the Company has classified the amount as a non-current asset.

In connection with the $15.0 million International Finance Corporation (“IFC”) Reserve-Based Credit Facility, the Company incurred approximately $0.2 million of debt issue costs that are being amortized over the life of the loan agreement, due December 2012. In connection with the $170.9 Million Convertible Notes due 2015, the Company incurred approximately $4.8 million of debt issue costs that are being amortized over the life of the indenture agreement, due March 2015.   For the three months ended March 31, 2010, the Company amortized into interest expense $0.1 million of debt issue costs. For the same period in 2009, the amortization of debt issue costs was not material. For further information regarding the Company’s debt, see Note 9, “Long-Term Debt and Capital Lease Obligations”.

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(in thousands)
Construction in progress:
Power plant and related equipment	$31,593	$28,113
Platforms and wells	23,127	16,726
Pipelines and processing facilities	7,235	5,537
Other	17,091	8,181
Producing properties	219,321	199,686
Producing equipment	13,162	13,160
Barge and related equipment	36,245	35,842
Office equipment, leasehold improvements and vehicles	2,342	2,193
Accumulated depletion, depreciation and amortization	(58,111)	(46,921)
Net property, equipment and construction in process	$292,005	$262,517

During the three months ended March 31, 2010, the Company incurred capital expenditures of approximately $40.7 million associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of a proprietary gas-fired power generation facility in Peru.

Of the incurred costs mentioned above, the Company incurred capital expenditures related to the drilling and testing of the CX11-19D, CX11-17D and CX11-22D in the Corvina field of approximately, $0.1 million, $7.5 million and $7.4 million, respectively. In the Albacora field, the Company incurred capital expenditures related to the drilling of the A-15D and A-16D of approximately $8.6 million and $1.8 million, respectively.

In 2009, the Company entered into a lease-purchase agreement to acquire the Don Fernando barge to serve as the Company’s construction lay barge as well as tender assist barge for drilling and construction operations and will eventually be fitted to

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

lay subsea pipe for the gas-to-power project.  During the three months ended March 31, 2010, the Company capitalized an additional $4.6 million in order to have the barge ready to support its operations.

For the further development of the planned gas-fired power generation facility, BPZ incurred costs of approximately $3.0 million as part of its agreement to purchase three LM6000 gas-fired turbines.

For the three months ended March 31, 2010, the company incurred approximately $0.3 million for upgrades to its existing platforms as well as incurred costs toward the construction of new platforms. In addition, the Company incurred $1.5 million in equipment for its production facilities at the A platform in Albacora as well as at the CX-11 platform in Corvina. The Company incurred $0.2 million for the purchase of machinery and equipment used in operations in Peru, $0.1 million for the Caleta La Cruz dock refurbishment, $3.6 million in assets in transit, $0.4 million in furniture and improvements related to the new offices in Peru and $0.1 million related to the asset retirement obligation for the CX11-17D well.

For the three months ended March 31, 2010, in accordance with the “successful efforts” method of accounting, the Company capitalized approximately $0.4 million of depreciation expense, mainly related to the tender assist barges serving as support equipment, and $1.4 million of interest expense to construction in progress. For the same period in 2009, the Company capitalized approximately $0.3 million of depreciation expense and $0.9 million of interest expense, respectively, to construction in progress.

For the three months ended March 31, 2010 and 2009, the Company recognized $9.5 million and $7.9 million of depreciation, depletion and amortization expense, respectively.

Note 6 — Asset Retirement Obligation

An obligation was recorded for the future plug and abandonment of the producing oil wells in the Corvina and Albacora fields, in accordance with the provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations”.

Activity related to the Company’s asset retirement obligation (“ARO”) for March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
ARO as of the beginning of the period	$766	$580
Liabilities incurred during period	85	296
Accretion expense	22	74
Revisions in estimates during period	—	(184)
ARO as of the end of the period	$873	$766

Note 7 — Investment in Ecuador Property

The Company has a 10% net investment interest in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1.1 million and $1.2 million as of March 31, 2010 and December 31, 2009, respectively. The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense. Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  Investment expense from the Company’s investment in Ecuador property was $47,000 for both the three months ended March 31, 2010 and March 31, 2009, respectively. During both the three months ended March 31, 2010 and March 31, 2009, the Company did not receive any income from its investment in Ecuador property while recording investment amortization expense of approximately $47,000.

Note 8 — Restricted Cash and Performance Bonds

As of March 31, 2010, the Company has restricted cash deposits of $5.5 million. In connection with the Company’s properties in Peru, it obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $3.1 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

XXIII. Additionally, the Company has $2.4 million of restricted cash to collateralize insurance bonds for import duties related to the BPZ-01 barge and crane on board the BPZ-01 and an unsecured performance bond of $0.1 million to guarantee its performance under an office lease agreement in Peru.

As of December 31, 2009, the Company had restricted cash deposits of $5.7 million. In connection with the Company’s properties in Peru, it obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $3.1 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, the Company had $1.6 million of restricted cash to collateralize insurance bonds for import duties related to the BPZ-01 barge and crane on board the BPZ-01. The Company also had $1.0 million of restricted cash held in a trust account in order to secure financing to support our operations. In January 2010, the $1.0 million of restricted cash held in a trust account was released in order to make the final payment on the Company’s short-term loan agreement. Furthermore, the Company had an unsecured performance bond of $0.1 million to guarantee its performance under its new office lease agreement in Peru.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, lending practices or rental practices.

Note 9 — Long-Term Debt and Capital Lease Obligations

At March 31, 2010 and December 31, 2009 long-term debt and capital lease obligations consist of the following:

	March31, 2010	December 31, 2009
	(in thousands)

$15 million IFC Senior Note, Libor plus 2.75%, due 2012	$15,000	$15,000
$170.9 million Convertible Notes, 6.5%, due 2015, net of discount of ($34.1) million	136,777	—
Capital Lease Obligations	10,966	11,910
Other	—	1,023
	162,743	27,933
Less: Current Portion of Long-Term Debt and Capital Lease Obligations	6,912	5,352
	$155,831	$22,581

$170.9 Million Convertible Notes due 2015

During the first quarter of 2010, the Company closed on the private offering an aggregate of $170.9 million convertible notes due 2015 (the “2015 Convertible Notes”). The 2015 Convertible Notes offering was comprised of (i) the initial $140.0 million of 2015 Convertible Notes sold in an initial private offering, (ii) the exercise by the initial purchaser of a 30- day option to purchase an additional $21.0 million of 2015 Convertible Notes, and (iii) IFC’s election, pursuant to a contractual right, to participate in the offering for an additional $9.9 million of 2015 Convertible Notes, bringing the total proceeds of the private offering to $170.9 million. The convertible notes were sold to an initial purchaser who then sold the notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The $170.9 million of convertible notes were issued pursuant to an indenture dated February 8, 2010, between the Company and Wells Fargo Bank, National Association, as trustee (“the Indenture”).

The 2015 Convertible Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are effectively subordinate to all of the Company’s secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by the Company’s subsidiaries.

The Company will pay interest on the 2015 Convertible Notes at a rate of 6.50% per year on March 1st and September 1st of each year, beginning on September 1, 2010.  The 2015 Convertible Notes mature on March 1, 2015. The initial conversion rate is 148.3856 shares per $1,000 principal amount of the 2015 Convertible Notes (equal to an initial conversion price of approximately

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

$6.74 per share of common stock), subject to adjustment. Upon conversion, the Company must deliver, at its option, either (1) a number of shares of its common stock determined as set forth in the Indenture, (2) cash, or (3) a combination of cash and shares of its common stock (but not to exceed 19.99% of the Company’s outstanding shares at the time of such delivery).

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

(3) if the 2015 Convertible Notes have been called for redemption; or

(4) upon the occurrence of one of the specified corporate transactions. Holders may also convert the 2015 Convertible Notes at their option at any time beginning on February 1, 2015, and ending at the close of business on the second business day immediately preceding the maturity date.

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

The Indenture contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 2015 Convertible Notes then outstanding by notice to the Company and the Trustee, may declare the principal and accrued and unpaid interest (including additional interest or premium, if any) on the 2015 Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events (as set forth in the Indenture), the principal and accrued and unpaid interest (including additional interest or premium, if any), on the notes will automatically become due and payable.

Net proceeds from the sale of the 2015 Convertible Notes, after deducting the discounts and commissions and any offering expenses payable by the Company, were approximately $164.9 million.  The initial purchaser received commissions of approximately $5.5 million in connection with the sale of the Notes and the Company incurred approximately $0.5 million of direct expenses in connection with the offering.  The Company intends to use the net proceeds for general corporate purposes, including without limitation, capital expenditures and working capital, reduction or refinancing of debt, or other corporate obligations.

As a result of the Company’s adoption of the accounting standard for convertible debt that may be settled in cash upon conversion, it is required to separately account for the liability and equity components in a manner that reflects the Company’s non-convertible borrowing rate when interest cost is recognized in subsequent periods. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest expense using the effective interest method over the term of the debt agreement. In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The accounting standard requires retrospective restatement of all periods presented back to the date of debt issuance with a cumulative effect of the change in accounting principle on all prior periods being recognized as of the beginning of the first period.

The Company estimated its non-convertible borrowing rate at the date of issuance of its 2015 Convertible Notes to be 12%.  The 12% non-convertible borrowing rate represents the borrowing rate of similar companies with the same credit quality as the Company and was obtained through a quote from the initial purchaser. Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, the Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million. The discount will be amortized as non-cash interest expense into income over the life of the notes using the interest method. In addition, the Company recorded approximately $4.8 million of the $6.0 million of fees and commissions as debt issue costs that will be amortized over time using the interest method as interest expense. The remaining $1.2 million of fees and commissions will be treated as an original issue discount against the value of the equity component. The Company estimates the cash payments related to the 2015 Convertible Notes, assuming no conversion, for the years ended 2010, 2011, 2012, 2013, 2014 and thereafter to be approximately $6.4 million, $11.1 million, $11.1 million, $11.1 million, $11.1 million and $176.5 million, respectively.

As of March 31, 2010, the net amount of $136.8 million includes the $170.9 million of principal reduced by $34.1 million of the remaining unamortized discount. The net amount of the equity component is $33.4 million which includes the initial discount of $34.6 million reduced by $1.2 million of direct transaction costs. The remaining unamortized discount of $34.1 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At March 31, 2010, using the current conversion rate of 148.3856 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into 25,364,737 shares of common stock.  However, the Company is currently limited, by NYSE rules, to issuing up to 23,031,663 shares (19.99% of the stock outstanding at the time of the issuance of the 2015 Convertible Notes) in satisfaction of conversion of the 2015 Convertible Notes. Should the Company need to issue shares in excess of the 19.99% limit, it would need approval by the affirmative vote of the majority of shareholders in order to issue the shares in excess of the 19.99% limit. If $170.9 million of 2015 Convertible Notes were converted into common stock as of March 31, 2010, using the market price of the Company’s common stock at March 31, 2010 of $7.35, the if-converted value in excess of the principal amount would be approximately $15.5 million.

For the three months ended March 31, 2010, the effective interest rate for the 2015 Convertible Notes is 12%; including the amortization of debt issue costs, the effective interest rate is 12.6%.  The amount of interest expense related to 2015 Convertible Notes for the three months ended March 31, 2010 is $2.2 million, disregarding capitalized interest considerations, and includes $1.7 million of interest expense related to the contractual interest coupon, $0.4 million of non-cash interest expense related to the amortization of the discount and $0.1 million of interest expense related to the amortization of debt issue costs.

$15.0 Million IFC Reserve-Based Credit Facility

On August 15, 2008, the Company entered into a $15.0 million reserve-based lending facility (“IFC Facility”) agreement (the “Loan Agreement”) with IFC through our subsidiaries BPZ E&P and BPZ Marine Peru S.R.L. as co-borrowers. The reserve-based lending facility matures in December 2012.

The reserve-based lending facility bears interest at an approximate rate of LIBOR plus 2.75%, currently equivalent to 3.19% based on the six month LIBOR rate of 0.44% at December 31, 2009.  The maximum amount available under this facility begins at $15.0 million and will be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The amount available under the Loan Agreement is subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, the Company is subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest coverage ratio. In

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

February 2010, the Company received a waiver from IFC for the life of field coverage ratio and  life of loan coverage ratio through August 2010. Additionally, the Company requested and received a waiver and amendment from IFC which extended the period of time to assign a first priority lien on Empresa Electrica Nueva Esperanza S.R.L.’s interest in the Agreement with GE to purchase three gas-fired turbines to IFC until December 2010. Accordingly, the Company was in compliance with all material covenants of the Loan Agreement as of March 31, 2010.

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

Other

In July 2009, the Company, through its subsidiary, BPZ E&P, entered into a $5.1 million short-term loan agreement to finance the purchase of casing and accessories for use in its current and future operations. The $5.1 million short-term loan bore an annual interest rate of 5.45% and was to be repaid in five monthly installments of approximately $1.0 million starting September 2009.  In connection with the $5.1 million short-term loan agreement, the Company was  required to deposit $1.0 million with the lending institution as a guaranty for the loan.  The $1.0 million was to be applied to the last installment of the loan repayments. In January 2010, the remaining principal amount of approximately $1.0 million and, along with the accrued interest due, was repaid with the $1.0 million deposit and cash.

Capital Leases

The Company is party to several capital lease agreements, as more fully described in its Form 10-K, as amended, for the year ended December 31, 2009.  Generally, the Company enters into capital lease agreements in order to secure marine vessels in order to support its operations in Peru and to obtain furniture and fixtures for its offices located in Houston and Peru. The contractual term of the capital lease agreements range between two to five years and the effective interest rate of the capital lease agreements range between 5.94% and 34.9%.

For the three months ended March 31, 2010, the Company recognized approximately $1.9 million of net interest expense which includes $3.3 million of interest expense reduced by $1.4 million of capitalized interest expense. For the same period in 2009, the Company did not recognize any interest expense as it capitalized all interest expense of $0.9 million to construction in progress.

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

Under the September 15, 2009 Subscription Agreement, the Company committed to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the shares no later than 45 days after the closing with respect to such shares, and will use its reasonable best efforts to obtain its effectiveness no later than the earlier of (i) 90 days after the closing with respect to such shares, or in the event of SEC review of the registration statement, 120 days after the closing and (ii) the third business day following the date on which the Company is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comment unless, upon the advice of legal counsel, it is advisable not to accelerate the effectiveness of such registration statement. On October 21, 2009, the Company filed a registration statement with the SEC covering the shares.

Subsequently, the Company received comments from the SEC pertaining to its registration statement, Form 10-K for the year ended December 31, 2008, Definitive Proxy Statement filed on April 30, 2009, Form 10-Q for the period ended September 30, 2009 and the related earnings press release. The Company promptly responded to the SEC’s requests and, where appropriate, made clarifications to its disclosures. In May 2010 the Company filed an amended registration statement with the SEC and expects the amended registration statement will be declared effective later in May 2010. There are no penalty payments associated with the delay in obtaining effectiveness of the registration statement.

Potentially Dilutive Securities

In addition to the shares issued and outstanding, the Company has the following potentially dilutive securities at March 31, 2010 and March 31, 2009.  None of these potentially dilutive shares have been included in the calculation of earnings per share, for the three months ended March 31, 2010 or March 31, 2009, as the effect would be anti-dilutive.

The potentially dilutive shares are as follows:

	March 31, 2010	March 31, 2009
	(in thousands)
Stock options outstanding	4,545	3,894
Shares issuable under convertible debt agreement	25,365	—
Total potentially dilutive securities issued	29,910	3,894

Shares available pursuant to Long-Term Incentive Compensation Plans	1,539	2,541

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

The Company has in effect the 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”) and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and Directors’ Plan provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants and the employees of certain of the Company’s affiliates as well as non-employee directors. The number of shares authorized under the 2007 LTIP and Directors’ Plan is 4.0 million and 2.5 million, respectively. As of March 31, 2010, 163,900 shares remain available for future grants under the 2007 LTIP and 1,375,000 shares remain available for future grants under the Directors’ Plan.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation” for the three months ended March 31, 2010 and 2009, respectively, and is generally included in “General and administrative expense” on the Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Employee stock—based compensation costs	$1,306	$1,348
Director stock—based compensation costs	550	1,926
	$1,856	$3,274

Note 11— Fair Value Measurements and Disclosures

The Company records certain of its assets and liabilities on the balance sheet at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). A three-level valuation hierarchy has been established to allow readers to understand the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 —	Fair value measurements which use quoted market prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 —	Fair value measurements which use inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

•	Level 3 —	Fair value measurements which use unobservable inputs.

The following describes the valuation methodologies the Company uses for its fair value measurements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Cash and cash equivalents

Cash and cash equivalents include all cash balances and any highly liquid investments with an original maturity of 90 days or less. The carrying amount approximates fair value because of the short maturity of these instruments.

Restricted Cash

Restricted cash includes all cash balances which are classified as long-term as they are associated with the Company’s long-term assets. The carrying amount approximates fair value because the nature of the restricted cash balance is the same as cash.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as asset retirement obligations and impairments of long-lived assets, at fair value on a nonrecurring basis. As none of the Company’s non-financial assets and liabilities were impaired as of March 31, 2010 and December 31, 2009, and no other fair value measurements were required to be recognized on a non-recurring basis, additional disclosures were not provided.

Additional Fair Value Disclosures

$15.0 Million IFC Reserve-Based Credit Facility

The fair value of the Company’s IFC Facility at March 31, 2010 and December 31, 2009 approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates, and because the interest rates charged are at rates at which the Company can currently borrow under similar terms.

The fair value information regarding our fixed rate debt is as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value (2)	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
$170.9 million Convertible Notes, 6.5%, due 2015, net of discount of ($34.1) million (1)	$136,777	$136,777	$—	$—

(1)      Excludes obligations under capital lease arrangements and variable rate debt

(2)      The Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the unamortized discount being approximately $34.6 million using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using a 12% non-convertible borrowing rate. The 12% non-convertible borrowing rate represents the borrowing rate of similar companies with the same credit quality as the Company and was obtained through a quote from the initial purchaser. The interest rate used in the income method represents a level 3 input.

Note 12— Revenue

At March 31, 2010, the Company is currently producing oil from six wells in the Corvina field and one well in the Albacora field under a well testing program.

The Corvina oil is delivered by barge to the Petroleos del Peru - PETROPERU S.A. ((“Petroperu”) a private law state company engaged in the refining, transportation, distribution and trading of petroleum products to meet Peru’s domestic energy needs) refinery in Talara, located approximately 70 miles south of the platform.  Produced oil is kept in production inventory until the Company increases the inventory quantities to a sufficient level that the refinery in Talara will accept delivery.

In January 2009, the Company, through its wholly-owned subsidiary BPZ E&P, entered into a long-term oil supply agreement with Petroperu. Under the terms of the contract, the Company agrees to sell, and Petroperu agrees to purchase the Company’s crude oil production originating from the Corvina oilfield in Block Z-1. The contract term is for approximately seven years or until 17 million barrels of crude oil have been delivered to the Petroperu refinery located in Talara, whichever comes first. The price per barrel of oil under the agreement is determined using a basket of crude oils based on a 15-day average of Forties, Oman, and Suez blend crude oil prices, as quoted in the Spot Crude Prices Assessment published in Platt’s Crude Oilgram Price Report, minus $1 per barrel and other customary purchase price adjustments. The Company is currently in negotiations with Petroperu and

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

other interested parties to finalize a short-term oil sales contract for up to 400,000 barrels of oil originating from the Albacora field.

During the three months ended March 31, 2010 and 2009, the Company produced approximately 458,620 and 355,175 barrels of oil, respectively.  For the three months ended March 31, 2010 and 2009, the Company sold 343,315 and 330,847 barrels of oil at an average per barrel price, net of royalties, of approximately $70.04, and $39.97, respectively.

The Company’s revenues are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro as stipulated in the Block Z-1 license agreement based on production. However their calculation is based on the past five-day average basket of crude oils prices, as discussed above, before the crude oil delivery date. For the three months ended March 31, 2010 and 2009, the revenues received by the Company are net of royalty costs of approximately 5% and 6% of gross revenues or $1.3 million and $0.8 million, respectively.

Note 13 — Income Tax

For the three months ended March 31, 2010, the Company recognized an income tax expense of approximately $1.1 million on a net loss before income tax of approximately $0.7 million.  For the same period in 2009, the Company recognized an income tax benefit of approximately $1.2 million on a net loss before income tax of approximately $8.3 million.  The difference between the effective tax rate recognized and the 22% statutory rate provided for under the Block Z-1 License Contract is largely due to:

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

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. For the three months ended March 31, 2010 and 2009, respectively, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during those periods.

Note 14 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), previously in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”,  which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing parlance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three months ended March 31, 2010 and March 31, 2009 and accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, Petroperu. The majority of the Company’s long-lived assets are located in Peru.

Note 15 — Commitments and Contingencies

Extended Well Testing Program

On December 13, 2009 new legislation regulating extended well testing in Peru became effective under a Supreme Decree.  The new regulation provides that all new wells may be placed on production testing for up to six months.  If the operator believes that additional time for testing is needed to properly evaluate the productive capacity of the field, and can technically justify such need, a request for the well to enter into an Extended Well Test (“EWT”) period must be submitted to the General Directorate of Hydrocarbons (“DGH”), the agency of the Ministry of Energy and Mines responsible for regulating the optimum development of oil and gas fields.  The approval process for an EWT permit requires that the DGH request Perupetro’s opinion on the technical justification for the EWT.  After the initial six month period or after an approved EWT program expires, the operator will be required

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

to have the necessary gas and water reinjection equipment in place to continue producing the well according to existing environmental regulations.  For wells that have been under testing for more than six months as of the date of publication of the Supreme Decree, the new regulation provides 30 business days to apply to the DGH for the corresponding EWT permit.  Additionally, during both the initial six month testing period and any extended period that may be granted, the Company must also obtain gas flaring permits for each well in order for it to be in compliance with Peruvian legislation regulating well testing.

On December 29, 2009, the Company received approval from Perupetro of its proposed First Date of Commercial Production (“FDCP”), as set forth in the current Field Development Plan (“FDP”) for the Corvina field in Block Z-1, which is May 31, 2010.

On January 25, 2010, the Company applied for an extended well testing permit in Corvina for the first five wells (the CX11-21XD, CX11-14D, CX11-20XD, CX11-18XD and the CX11-15D wells, collectively the “first five wells” or “five Corvina wells”) as it believes it is necessary to continue gathering data to fully understand the drive mechanisms that are present in Corvina.  On March 23, 2010, the Company received a decision from the DGH notifying it that they are approving BPZ to continue extended well testing on its first five Corvina wells until the FDCP date of May 31, 2010, subject to specific limits on the amount of natural gas flared from each of the first five Corvina wells. Based on the natural gas flaring limits set by the DGH, the Company has constrained the oil production from those five Corvina wells in order to comply with those limits. The actual future decrease in production from these five Corvina wells will not be known until the Company fully implements its gas flaring mitigation strategy to optimize oil production while complying with the gas flaring limits, but the Company estimates the production from these wells has decreased by approximately 650 bopd compared to the production of these wells during the fourth quarter of 2009.  Additionally, the Company estimates that production from these wells could continue to be decreased by as much as 400 to 800 bopd.

The Company initially planned to have the needed gas and water re-injection facilities at the CX-11 platform by the approved FDCP of May 31, 2010.  However, this no longer appears to be achievable due to the delayed delivery of certain equipment. If the Company is unable to receive and install the necessary gas and water reinjection equipment and receive approval of the corresponding environmental permits by May 31, 2010, it may not be permitted to produce from some or all of the oil wells in Corvina until such installation is completed or an extension of the May 31, 2010 date is obtained.  The Company has applied to the proper authorities for an extension of the May 31, 2010 date to be able to maintain testing the wells in Corvina; however, no assurance can be given that such extension will be awarded.  Depending on the extent of the delay, the Company plans to use the additional time to drill one or two more wells from the CX-11 platform after the current well, the CX11-22D is completed.  Further, the Company may not be able to produce any well drilled after December 13, 2009 for a period longer than the initial six month testing period. The Company’s current view is that it may be able to produce its new wells CX11-17D, CX11-19D, CX11-22D, and any other well drilled at the CX-11 platform for at least six months, as stated by the new well testing regulations.  Testing these wells beyond the initial six month period will require a special application to the Ministry of Energy and Mines, who may not grant approval.

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

SEC Comments

In connection with a registration statement filed on October 21, 2009 to register shares issued to IFC in a private transaction, the Company received comments from the SEC pertaining to its registration statement,  Form 10-K for the year ended December 31,2008, Definitive Proxy Statement filed on April 30, 2009, and Form 10-Q for the period ended September 30, 2009 and the

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

related earnings press release. In general, the questions or comments from the SEC related to: (i) clarifications in several of the Company’s disclosures; (ii) the basis for the assumptions underlying its SEC oil reserves reported for 2008 in light of its actual production performance in 2009; (iii) the reasons its 2009 production fell short of 2008 projections; (iv) the consideration the Company  gave to the reasonable certainty of its assumptions underlying its SEC oil reserves and the related accounting reported in its financial statements; and (v) how the Company is taking into consideration certain items and uncertainties for its 2009 reserves report. The Company  promptly responded to the SEC’s requests and, where appropriate, made clarifications to its disclosures. On April 14, 2010, the SEC notified the Company that they had no further comments at that time.

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 gives Peru employees working in private companies engaged in activities generating income classified as third category income by the Income Tax Law the right to share in the Company’s Peruvian subsidiaries’ profits. According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the rate at 8%. However, in Peru, the Hydrocarbons’ Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing other Activities”, thus Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income/(loss) before incomes taxes as reported under GAAP. For the three months ended March 31, 2010 and 2009, approximately $0.9 million and $0.3 million of expense related to profit sharing is included in “General and administrative expense” in the Consolidated Statement of Operations as the Company’s Peruvian subsidiaries have “income subject to taxation” per the Peruvian tax code.  The Company will be subject to profit sharing expense each year its Peruvian subsidiaries are considered profitable under the Peruvian tax code.

Barge Incident

In August 2006, the Company incurred an operational delay resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bar in Talara Bay in northwest Peru.  The Company expects to file an insurance claim after the dry docking of the vessel.  The dry dock of the BPZ-01 is scheduled during the third quarter of 2010.  As of March 31, 2010, the Company has not presented a final claim to its insurance carrier for the barge repairs.

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

Peru Properties

As of March 31, 2010, the Company has restricted cash deposits of $5.5 million. In connection with the Company’s properties in Peru, it obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $3.1 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, the Company has $2.4 million of restricted cash to collateralize insurance bonds for import duties related to the BPZ-01 barge and crane on board the BPZ-01 and  an unsecured performance bond of $0.1 million to guarantee its performance under an office lease agreement in Peru.

GE Turbine Purchase Agreement, Amendment and Letter Agreement

On September 26, 2008, the Company, through its subsidiary Empresa Electrica Nueva Esperanza S.R.L., entered into a $51.5 million contract (the “Agreement”) for the purchase of three LM6000 gas-fired turbines from GE Packaged Power, Inc. and GE International, Inc. Sucursal de Peru (collectively “GE”). The Agreement required an initial down payment of $5.1 million and monthly progress payments of $1.1 million per unit. In January 2009, BPZ and GE entered into an amendment of the contract. Under the terms of the amendment, both GE and BPZ agreed to a suspension period under the Agreement from and including December 15, 2008 through November 15, 2009, whereby no failure on the part of BPZ or GE to perform any obligations under the Agreement would give rise to a breach of contract or the right to terminate the contract, provided the Company make a $3.4 million progress payment no later than February 25, 2009, and a $3.5 million progress payment to GE no later than November 16, 2009. On February 24, 2009, the Company paid the first progress payment of $3.4 million. The Company was still in negotiations with GE to modify the terms of the

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Agreement at the time the second progress payment was due on November 16, 2009, and GE agreed to a short extension of the deadline for the milestone payment in order to conclude ongoing negotiations with respect to new delivery dates, pricing, payment terms and payment security for the reinstatement of the Agreement. Amended terms were agreed with GE by Letter Agreement on November 20, 2009, at which time the Company made the $3.5 million progress payment. Under the terms of the Letter Agreement, GE and BPZ agreed to a variable monthly payment plan with a final $20.7 million payment due December 1, 2010.  Additionally, should the Company locate a joint venture partner and obtain financing for the three LM6000 gas-fired turbines and services prior to the December 1, 2010 deadline, the Company agrees to pay the final payment under the Letter Agreement within 7 days of obtaining the financing and funding.

Should the Company not make the payments in accordance with the terms of the Letter Agreement, this would result in immediate termination of the Agreement without any additional notice or cure period. As of March 31, 2010, the Company has made payments to GE totaling $19.0 million. Additionally, through May 10, 2010 the Company made additional payments of $1.0 million and plans to meet the remaining payments due throughout 2010 by using proceeds of the recent convertible debt offering or subsequent project financing. Failure to make any of the remaining progress payments in full would result in a charge-off of all of the previously made progress payments.

Gas-to-Power Project Financing

The Corvina gas-to-power project entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple-cycle electric generating plant.  The proposed power plant site is located adjacent to an existing substation and power transmission lines which, after the Peruvian government completes their expansion, are expected to be capable of handling up to 320 MW of power. The existing substation and transmission lines are owned and operated by third parties.

The Company currently estimates the gas-to-power project will cost approximately $150.0 million, excluding 19% value-added tax which will be recovered via early recovery and/or future revenue billings.  The $150.0 million includes $130.0 million for the estimated cost of the power plant and $20.0 million for the estimated cost of the construction of the natural gas pipeline. While the Company has identified and held discussions with several potential joint venture partners for the gas-to-power project in an attempt to secure additional equity for the project, the Company has not entered into any definitive agreements with a potential partner. In the event the Company is able to reach an agreement with a potential joint venture partner, it may only retain a minority position in the project. However, the Company expects to retain the responsibility for the construction of the pipeline as well as retain ownership of the pipeline. If the Company is unable to reach an agreement with a potential partner, the Company plans to continue moving the project forward to completion without a partner. The Company is currently in the process of identifying and securing the additional financing necessary to move the project forward, if a suitable joint venture partner is not identified.

Note 16 — Legal Proceedings

Navy Tanker Litigation

On October 24, 2007, Tecnomarine SAC, a contractor to BPZ E&P, entered into two short-term agreements with the Peruvian Navy’s commercial branch to charter two small tankers for use in the Company’s offshore oil production operation.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire. Neither of the Peruvian governmental agencies charged with investigating the incident found fault with Tecnomarine SAC or the Company’s subsidiary, BPZ E&P. A lawsuit was nonetheless filed in the 152nd Judicial District Court of Harris County, Texas by two crewmembers and the family and estate of two deceased sailors injured in the incident, claiming negligence and gross negligence on the part of BPZ Resources, Inc. and BPZ Energy LLC., parent entities of BPZ E&P, that were not parties to the charter operation.  Based on the Company’s assessment of the available facts, including the fact that none of the Peruvian government-sanctioned investigations into the Supe incident found fault on the part of Tecnomarine or BPZ E&P, the Company does not believe the outcome of the legal proceeding will have a material adverse effect on its financial condition, results of operations or cash flows. The Company intends to vigorously defend this action but cautions that there is inherent risk in litigation, which is difficult to quantify, especially at the early stage of litigation proceedings.   In any event, the Company believes that any monetary damages arising from the incident would be adequately covered by its insurance policies, after a customary deductible.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 17 — Subsequent Events

Subsequent to March 31, 2010, the Company received notification of the status of the SEC comments.  For further information see Note 15, “Commitments and Contingencies”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Item 1A.  “Risk Factors” included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.  The following information contains forward-looking statements that involve risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” below.

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

We maintain a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”),  registered in Peru through our wholly-owned subsidiary BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership, and its subsidiary BPZ Energy, LLC, a Texas limited liability company. Currently, we, through BPZ E&P, have exclusive rights and license contracts for oil and gas exploration and production covering a total of approximately 2.2 million acres, in four blocks, in northwest Peru. Our license contracts cover 100% ownership of the following properties: Block Z-1 (0.6 million acres), Block XIX (0.5 million acres), Block XXII (0.9 million acres) and Block XXIII (0.2 million acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII contracts were signed in November 2007. Generally, according to the Organic Hydrocarbon Law No. 26221 and the regulations thereunder (the “Organic Hydrocarbon Law” or “Hydrocarbon Law”) the seven-year term for the exploration phase can be extended in each contract by an additional three years up to a maximum of ten years. However, specific provisions of each license contract can vary the exploration phase of the contract as established by the Hydrocarbon Law. The license contracts require us to conduct specified activities in the respective blocks during each exploration period in the exploration phase. If the exploration activities are successful, we may decide to enter the exploitation phase and our total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production. In the event a block contains both oil and gas, as is the case in our Block Z-1, the 40-year term may apply to oil exploration and production as well.

Additionally, through our wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we own a 10% non-operating working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

We are in the process of developing our oil and natural gas reserves. We have been producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under a well testing program and are in the process of satisfying the conditions to transition to commercial production in Corvina.  We are also in the initial stages of appraising, exploring and developing our potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1 and have drilled and completed our first well in December 2009.  From the time we began producing from the CX-11 platform in the Corvina field in November 2007 and the Albacora field in December 2009, through March 31, 2010, we have produced approximately 2.3 million barrels of oil. Additionally, our activities in Peru include analysis and evaluation of technical data on our other properties, preparation of the development plans for the properties, refurbishment of and designs for platforms to perform our drilling campaigns in the Corvina and Albacora fields in Block Z-1, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits, bringing additional production on-line, seismic acquisition, obtaining detailed engineering and design of the power plant and gas processing facilities, executing a contract to purchase three LM 6000 gas-fired turbines and securing the required capital and financing to conduct the current plan of operation.

At December 31, 2009, we had estimated net proved oil reserves of 37.5 MMBbls, of which 27.5 MMBbls were in the Corvina field and 10.0 MMBbls were from the Albacora field; both fields being in Block Z-1, located offshore of northwest Peru. Of our total proved reserves, 9.9 MMBbls (26.4%) are classified as proved developed reserves consisting of 10 wells and 27.6 MMBbls (73.6%) are classified as proved undeveloped reserves consisting of 22 future wells. The process of estimating oil and natural gas reserves is complex and requires many assumptions that may turn out to be inaccurate.

Our current activities and related planning are focused on the following objectives:

•          Transition of the Corvina field in Block Z-1 from extended well testing to commercial production, which involves the installation of equipment necessary to comply with Peruvian environmental and other regulatory requirements;

•          Development of the Albacora field in Block Z-1 where we have commenced drilling and begun initial production well testing. We will also need to install equipment in Albacora as necessary to comply with Peruvian environmental regulations and are planning on an approximately two-year period to transition to commercial production;

•          Continued development of our gas-to-power project to monetize our natural gas reserves, which we have identified in Corvina, but for which no market has yet otherwise developed, preventing us from reporting volumes of gas reserves for Securities and Exchange (“SEC”) reporting purposes;

•          Continued acquisition of seismic and well testing data to better understand the characteristic and potential of our license properties and build our reportable asset values;

•          Commencement of an on-shore drilling campaign to develop our on-shore properties and meet our applicable license requirements; and

•          Securing the required capital and financing to conduct the current plan of operation.

We have determined our reporting structure provides for only one operating segment as we currently only operate in Peru and currently have only one customer for our production.

Our Business Plan

Our business plan is to enhance shareholder value primarily through application of our knowledge of our targeted areas in Peru and leveraging management’s experience with the local suppliers and regulatory authorities to effectively and efficiently (i) quantify the potential value of our oil and gas holdings in Peru; (ii) increase production and cash flows from our identified holdings; and (iii) create a revenue stream through implementation of our gas-to-power project, thus increasing shareholder value.

Our management team has extensive engineering, geological, geophysical, technical and operational experience and extensive knowledge of international oil and gas operations throughout Latin America and in particular, Peru.

Our focus is to re-appraise and develop properties in northwest Peru that have been explored by other companies and have reservoirs that appear to contain commercially productive quantities of oil and gas, as well as other areas that have geological formations that we believe potentially contain commercial amounts of hydrocarbons. Additionally, we are advancing our gas-to-power project to monetize our future natural gas production.

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

In addition, our business plan includes a gas-to-power project, which entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple cycle electric generating plant using three LM 6000 gas-fired turbines. The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 320 MW of power. The gas-to-power project will allow us to create a revenue stream by creating a market for the gas discovered in our Corvina field that is currently shut-in.  We plan to utilize part of our future natural gas production as a supply source for the development of a gas-fired power generation facility in Peru, which we currently plan to wholly or partially own. This project has not yet been financed and we continue to consider the best financing alternatives for the project, including a possible joint venture partner.

Extended Well Testing Program

On December 13, 2009 new legislation regulating well testing in Peru became effective under a Supreme Decree.  The new regulation provides that all new wells may be placed on production testing for up to six months.  If the operator believes that additional time for testing is needed to properly evaluate the productive capacity of the field, and can technically justify such need, a request for the well to enter into an Extended Well Test (“EWT”) period must be submitted to the General Directorate of Hydrocarbons (“DGH”), the agency of the Ministry of Energy and Mines responsible for regulating the optimum development of oil and gas fields.  The approval process for an EWT permit requires that the DGH request Perupetro’s opinion on the technical justification for the EWT.  After the initial six month period or after an approved EWT program expires, the operator will be required to have the necessary gas and water reinjection equipment in place to continue producing the well according to existing environmental regulations.  For wells that have been under testing for more than six months as of the date of publication of the Supreme Decree, the new regulation provides 30 business days to apply to the DGH for the corresponding EWT permit. Additionally, during both the initial six month testing period and any extended period that may be granted, we must also obtain gas flaring permits for each well in order for us to be in compliance with Peruvian legislation regulating well testing.

On December 29, 2009, we received approval, from Perupetro, of our proposed first date of commercial production (“FDCP”), as set forth in the current field development plan (“FDP”) for the Corvina field in Block Z-1, which is May 31, 2010.

On January 25, 2010, we applied for an extended well testing permit in Corvina for the first five wells (the CX11-21XD, CX11-14D, CX11-20XD, CX11-18XD and the CX11-15D wells, collectively the “first five wells” or “five Corvina wells”) as we believe it is necessary to continue gathering data to fully understand the drive mechanisms that are present in Corvina.  On March 23, 2010, we received a decision from the DGH notifying us that they are approving us to continue extended well testing on our first five Corvina wells, until the FDCP date of May 31, 2010, subject to specific limits on the amount of natural gas flared from each of the first five Corvina wells. Based on the natural gas flaring limits set by the DGH, we have constrained the oil production from those five Corvina wells in order to comply with those limits.  The actual future decrease in production from these five Corvina wells will not be known until we fully implement our gas flaring mitigation strategy to optimize oil production while complying with the gas flaring limits, but we estimate the production from these wells has decreased by approximately 650 bopd compared to the production of these wells during the fourth quarter of 2009. Additionally we estimate that the production from these wells could continue to be decreased by as much as 400 to 800 bopd.

We initially planned to have the needed gas and water reinjection facilities at the CX-11 platform by the approved FDCP of May 31, 2010.  However, this no longer appears to be achievable due to the delayed delivery of certain equipment. If we are unable to receive and install the necessary gas and water reinjection equipment and receive approval of the corresponding environmental permits by May 31, 2010, we may not be permitted to produce from some or all of the oil wells in Corvina until such installation is completed or an extension of the May 31, 2010 date is obtained.  We have applied to the proper authorities for an extension of the May 31, 2010 date to be able to maintain testing the wells in Corvina; however, no assurance can be given that such extension will be awarded.  Depending on the extent of the delay, we plan to use the additional time to drill one or two more wells from the CX-11 platform after the current well, the CX11-22D is completed.  Further, we may not be able to produce any well drilled after December 13, 2009 for a period longer than the initial six month testing period. Our current view is that we may be able to produce our new wells CX11-17D, CX11-19D, CX11-22D, and any other well we may drill at the CX-11 platform for at least six months, as stated by the new well testing regulations.  Testing these wells beyond the initial six month period will require a special application to the Ministry of Energy and Mines, who may not grant approval.

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

For Block Z-1, we intend to acquire approximately 1,500 square kilometers of three dimensional (“3-D”) seismic data.  The 3-D seismic data survey will include areas of interest within the Corvina, Albacora, and Delfin fields as well as certain prospects and leads located within the Mero and Piedra Redonda regions and certain deep water leads located within Block Z-1. Additionally, the 3-D seismic survey will include data underneath four existing platforms in the Albacora, Corvina and Piedra Redonda fields.  The seismic data survey will fulfill our commitments under the fourth exploration period of the Block Z-1 license contract if conducted within the allowed contractual time frame.  We initially attempted to conduct this seismic survey in late 2009, but suspended the survey as directed by the Ministry of Energy and Mines, due to issues relating to our corporate social responsibility program and insuring that all stakeholders in our area of influence understood and participated in the environmental permitting process.  We are currently working on a new seismic environmental permit and we estimate the 3-D seismic data survey to be completed by 2011.

For Block XXIII, we intend to acquire approximately 360 square kilometers of 3-D seismic data and 290 kilometers of two dimensional (“2-D”) seismic data which will include certain areas of interest within the Palo Santo region and four other prospects that are part of the Mancora gas play.  We expect the 3-D and 2-D seismic data survey to be completed by the first quarter of 2011.

For Block XXII, we intend to acquire approximately 260 kilometers of 2-D seismic data on four potential prospects. We expect the 2-D seismic data survey to be completed by the end of 2010.

Corvina Field

We are producing oil from the CX-11 platform, located in the Corvina field within the offshore Block Z-1, under a well testing program that started on November 1, 2007.  The Corvina field consists of approximately 47,000 acres in water depths of less than 300 feet.  We are currently concentrating our drilling efforts on West Corvina, which consists of 3,500 acres and have completed a total of seven oil wells, the CX11-17D, the CX11-19D, the CX11-15D, the CX11-21XD, the CX11-20XD, the CX11-18XD and the CX11-14D.  The oil is delivered by tank vessel to the Petroperu refinery in Talara, located approximately 70 miles south of the platform.  Produced oil is kept in production inventory until such time it is delivered to the refinery.

In February 2010, we completed the CX11-17D well in the Corvina field in offshore Block Z-1 in northwest Peru. The CX11-17D well is the seventh oil well from the CX-11 platform and has been placed into the production well testing program. The CX11-17D well was drilled and successfully completed into a proved undeveloped area of the Corvina field, targeting sands currently being produced in other wells.  The initial performance of the well will be evaluated over a period of time to assess a stabilized production rate.

As with the CX11-19D well which was completed in December 2009 and placed into the production well testing program, the CX11-17D well was carefully evaluated prior to placing it into the ongoing production testing program. Although each of the previous Corvina wells have declined differently, partly due to the fact that these wells were completed in different zones and some of the wells encountered mechanical problems, they all have initially shown typical solution gas drive behavior which can lead to significant declines during the first year of production before leveling off to sustainable rates. However, the representative rates of decline remain to be determined, as the effective production mechanism in the Corvina field has yet to be fully understood. Hence the need to continue testing these initial wells.

The CX11-17D well is currently being tested and produced under the new well testing regulation giving companies six months to evaluate a well before applying for the extended well testing program. We plan to have the needed gas and water reinjection facilities at the CX-11 platform as soon as possible. The initial estimated date of May 31, 2010, proposed by us and viewed as reasonable by Perupetro, no longer appears to be achievable due to the delayed delivery of certain equipment. We are currently targeting a revised date to have all equipment in place during the fourth quarter, as well as all other requirements complied with, at which time the CX11-17D as well as the CX11-19D would be placed into commercial production. Any delays in delivering or commissioning reinjection equipment or delays in other permitting aspects may force us to shut-in both the CX11-17D well, the CX11-19D well, and our other Corvina wells, until we are ready to transition from exploration to exploitation, unless we obtain an approval for extended well testing for each well as required by the regulations.

We are currently drilling the CX11-22D well.  The CX11-22D well will be dual completed, and we expect this will extend the drilling time compared to the CX11-17D.  The long string of the dual completion will target one set of oil sands, leaving the other two sets for later use.  The short string will be set at the Tumbes formation for water reinjection, as part of our project to transition to commercial production.  We expect to have the well on production mid-second quarter.

The Corvina wells have seen initial declines of approximately 50% during the first year of production before stabilizing. We do not believe these results are indicative of the Corvina field generally, but are instead the result of technical/mechanical problems encountered with our initial wells; however, it is possible we will see similar production declines with new Corvina wells. Further, our ability to produce indicated reserves in Corvina depends on our ability to finance our continued operations, install the necessary gas and water reinjection equipment and get our produced oil to market. While we do not foresee difficulties in meeting these requirements, any failure to do so could negatively affect our indicated reserves as reported under SEC rules. As such, in the evaluation of  reserves, we attempt to account for all possible delays we are aware of and their impact on the production forecast and remaining reserves to be produced.

Albacora Field

The Albacora field is located in the northern part of our offshore Block Z-1 in northwest Peru.  The current area of interest within the Albacora field is a mapped structure of approximately 7,500 acres and is located in water depths of less than 200 feet. In December 2009, we completed our first oil well in the Albacora field, the A-14D well, under a production testing program pursuant to the new regulations.

In January 2010, we commenced drilling the A-15D, the second Albacora well, which was to be drilled to approximately 13,000 feet vertical depth and intended to test prospective sands below the lowest known oil sands tested or produced to date in the field. In mid-January 2010, we stopped oil production and drilling activities in order to install the permanent production equipment on the A platform.  In February 2010, we resumed drilling of the A-15D well as well as resumed testing the A-14D.

In March 2010, while drilling the A-15D and preparing to run our 9 5/8” casing to the top of the Zorritos formation, we found that the 13 3/8” casing of the previous section had been damaged, forcing us to abandon the well. The failure of the 13 3/8” casing was apparently caused by the tilting of the drilling rig, which in turn was evidently caused when one of the main beams supporting the top deck of the platform bent due to the concentration of stresses at the base of the drilling rig.  The platform was successfully repaired and subsequently, we began drilling the A-16D well, a follow up to the A-15D well, in April 2010.

The A-16D well was originally intended to follow the same trajectory of the A-15D with the same two targets and the same objectives.  However in May 2010, due to the lack of drilling progress as a result of obstructions present under the seabed, we have decided to temporarily abandon the A-16D, until we have a better understanding of what the obstructions are under the seabed and can evaluate the possibility of coming back to that slot with the proper equipment. Accordingly, we are now moving to another slot on the platform and will begin drilling the next Albacora well, once the rig is moved and a thorough inspection and cleaning of the seabed is completed.

Currently, we are still in the process of negotiating an initial short-term oil sales contract with the Talara refinery and other interested parties.  We initially expected a contract to be finalized prior to the end of the first quarter 2010.  However, due to the high salt content in the oil and the need for additional equipment and chemicals required to reduce the salt to acceptable levels, negotiations have been extended.

Consistent with our methodology for Corvina, we have requested our independent petroleum engineers, Netherland, Sewell & Associates, Inc (“NSAI”), to evaluate the reserves of the Albacora oil field using what we believe are reasonably conservative estimates of known uncertainties, such as the scheduling for drilling and installation of necessary production equipment and the timing duration to apply for and receive the necessary regulatory permits. Consequently, we conservatively simulated the shut-in of certain production over a period of time reasonably expected to occur while the issues are being resolved.

Financing Activities

September 2009 Private Placement of Common Stock

On September 15, 2009, we closed a private placement of approximately 1.6 million shares of common stock, no par value, to the International Finance Corporation (“IFC”) pursuant to a Subscription Agreement dated September 15, 2009. This private placement was related to our registered direct offering of approximately 18.8 million shares of Common Stock at a price of $4.66 per share that closed on June 30, 2009. Pursuant to the Subscription Agreement dated December 16, 2006 (the “Subscription Agreement”) by and between IFC and us, IFC has the right, within 45 days of notice of the offering, to purchase shares of our Common Stock for the same price and terms as the participants in an offering to retain its proportionate ownership in us. IFC exercised its pre-emptive right to purchase approximately 1.6 million shares of Common Stock at the offering price of $4.66 per share to which it was entitled under the Subscription Agreement, resulting in gross proceeds to us of approximately $7.6 million. The transaction was submitted to and approved by the shareholders of BPZ at a Special Meeting of Shareholders on August 24, 2009. No warrants or dilutive securities were issued to IFC in connection with the private placement. The shares were placed directly by us. We used the proceeds of this offering to develop our properties under our existing license contracts and other general corporate purposes consistent with our operating plans.

Under the September 15, 2009 Subscription Agreement, we committed to file a registration statement with the SEC covering the shares no later than 45 days after the closing with respect to such shares, and will use our reasonable best efforts to obtain its effectiveness no later than the earlier of (i) 90 days after the closing with respect to such shares, or in the event of SEC review of the registration statement, 120 days after the closing and (ii) the third business day following the date on which BPZ is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comment unless, upon the advice of legal counsel, it is advisable not to accelerate the effectiveness of such registration statement. On October 21, 2009, we filed a registration statement with the SEC covering the shares. Subsequently, we received comments from the SEC pertaining to our registration statement, Form 10-K for the year ended December 31, 2008, Definitive Proxy Statement filed on April 30, 2009, Form 10-Q for the period ended September 30, 2009 and the related earnings press release as described below under “SEC Comments”. We promptly responded to the SEC’s requests. In May 2010 we filed an amended registration statement with the SEC and expect the amended registration statement will be declared effective later in May 2010. There are no penalty payments associated with the delay in obtaining effectiveness of the registration statement.

Gas-to-Power Project

The Corvina gas-to-power project entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple-cycle electric generating plant.  The proposed power plant site is located adjacent to an existing substation and power transmission lines which, after the Peruvian government completes their expansion, are expected to be capable of handling up to 320 MW of power. The existing substation and transmission lines are owned and operated by third parties.

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

We currently estimate the gas-to-power project will cost approximately $150.0 million, excluding 19% value-added tax which will be recovered via early recovery and/or future revenue billings.  The $150.0 million includes $130.0 million for the estimated cost of the power plant and $20.0 million for the estimated cost of the construction of the natural gas pipeline. While we have identified and held discussion with several potential joint venture partners for the gas-to-power project in an attempt to secure additional equity for the project, we have not entered into any definitive agreements with a potential partner.  In the event we are able to reach an agreement with a potential joint venture partner, we may only retain a minority position in the project. However, we expect to retain the responsibility for the construction of the pipeline as well as retain ownership of the pipeline. If we are unable to reach an agreement with a potential partner, we plan to continue moving the project forward to completion without a partner. We are currently in the process of identifying and securing the additional financing necessary to move the project forward, if a suitable joint venture partner is not identified.

SEC Comments

In connection with a registration statement filed on October 21, 2009 to register shares issued to IFC in a private transaction, we received comments from the SEC pertaining to our registration statement, our Form 10-K for the year ended December 31, 2008, our Definitive Proxy Statement filed on April 30, 2009, and our Form 10-Q for the period ended September 30, 2009 and the related earnings press release. In general, the questions or comments from the SEC related to: (i) clarifications in several of our disclosures; (ii) the basis for the assumptions underlying our SEC oil reserves reported for 2008 in light of our actual production performance in 2009; (iii) the reasons our 2009 production fell short of 2008 projections; (iv) the consideration we gave to the reasonable certainty of our assumptions underlying our SEC oil reserves and the related accounting reported in our financial statements; and (v) how we are taking into consideration certain items and uncertainties for our 2009 reserves report. We promptly responded to the SEC’s requests and, where appropriate, made clarifications to our disclosures. On April 14, 2010, the SEC notified us that they had no further comments at that time.

Results of Operations

The following table sets forth revenues and operating expenses for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March31,		Increase/
	2010	2009	(Decrease)
	(in thousands except per bbl information)
Net sales volume:
Oil and condensate (MBbls)	343	331	12

Net revenue:
Oil and condensate	$24,045	$13,225	$10,820

Average sales price (approximately):
Oil (per Bbl)	$70.04	$39.97	$30.07

Operating expenses
Lease operating expense	4,764	3,978	786
General and administrative expense	8,026	8,483	(457)
Geological, geophysical and engineering expense	501	347	154
Depreciation, depletion and amortization expense	9,489	7,878	1,611
Total operating expenses	$22,780	$20,686	$2,094

Operating income (loss)	$1,265	$(7,461)	$8,726

Net Revenue

For both the three months ended March 31, 2010 and 2009, all oil sales were from oil produced from the CX-11 platform, located in the Corvina field within Block Z-1 in northwest Peru, under a well testing program.

For the three months ended March 31, 2010, our net revenue increased by $10.8 million to $24.0 million from $13.2 million for the same period in 2009. The increase in net revenue is due to an increase of $30.07, or 75%, in the average per barrel sales price received and a slight increase in the amount of oil sold, 12 MBbls. During the first quarter of 2010, oil prices have remained consistent at $70 - $80 per barrel compared to low prices during the first quarter of 2009 which ranged from $39 -$51 per barrel.

For the three months ended March 31, 2010, we had six producing wells in the Corvina field, the CX11-17D, CX11-19D, CX11-20XD, CX11-18XD, CX11-21XD and the CX11-15D, compared to four producing wells, the CX11-20XD, CX11-18XD, CX11-21XD and the CX11-14D, during the same period in 2009. Although the number of wells contributing to sales increased in 2010, we constrained the oil production from some or all of our first five Corvina wells (the CX11-21XD, CX11-14D, CX11-20XD, CX11-18XD and the CX11-15D wells) in order to comply with the natural gas flaring limits set by the DGH. In addition, oil production from the CX11-14D well has been suspended since November 7, 2009 due to water issues in production that caused sand production and lifting issues. Therefore, the majority of oil produced and sold in the first three months ended March 31, 2010 came from the latest wells, the CX11-17D and CX11-19D, which were not subject to the gas flaring limits during such time. During the three months ended March 31, 2009, our then producing wells were not subject to the natural gas flaring limits set by the DGH, whose legislation regulating well testing in Peru became effective by means of a Supreme Decree in December 2009.

The revenues above are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro as stipulated in the Block Z-1 license agreement based on production levels. However, the royalty calculation is based on the prior five-day average of a blend of crude oil prices before the crude oil delivery date, as opposed to the price we receive for oil which is based on the prior two-week average of a blend of crude oil prices before the crude oil delivery date. For the three months ended March 31, 2010 and 2009, the revenues received by us are net of royalty costs of approximately 5% and 6% of gross revenues or $1.3 million and $0.8 million, respectively.

Lease Operating

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among others, workover expenses, operator fees, processing fees, insurance and transportation.  For the three months ended March 31, 2010, lease operating expenses increased by $0.8 million to $4.8 million ($13.88 per Bbl) from $4.0 million ($12.02 per Bbl) for the same period in 2009. The increase in the lease operating expenses is comprised of increased maintenance and repairs for marine vessels of $0.3 million, $0.2 million of increased contract pumping and processing fees, $0.1 million of increased insurance costs, and $0.2 million of increased oil transportation costs compared to the same period in 2009. The reason for the increased costs and per barrel lease operating expenses is due to the increase in the number of wells and fields in 2010 compared to that of 2009.

Although oil transportation costs increased by only $0.2 million, we began chartering a double-hull tanker with a capacity of approximately 65,000 barrels and the leasing of a storage vessel with capacity of approximately 160,000 barrels in February 2010 in order to upgrade our oil transportation capabilities. As we are still negotiating an oil sales contract for the oil produced from the A platform in the Albacora field, the lease operating expenses associated with oil production are capitalized as part of the cost of oil inventory. As of March 31, 2010, we had approximately $2.2 million of production expenses associated with 90.5 MBbls of oil produced from the Albacora field included in oil inventory, or $24.3 per barrel. Once this inventory is sold, the production expenses will be included in lease operating expenses.  We therefore expect the per barrel amount of lease operating expense to increase until oil production and sales increase to a sufficient level to reduce per barrel expense of the monthly chartering and leasing costs associated with these additional vessels.

General and Administrative

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses. For the three months ended March 31, 2010, general and administrative expenses decreased $0.5 million to $8.0 million from $8.5 million for the same period in 2009.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $1.4 million to $1.9 million for the three months ended March 31, 2010 from $3.3 million for the same period in 2009. The decrease in stock-based compensation expense is due to the vesting of the majority of awards granted in 2007 and 2008, which were granted at a time when the grant date fair value was higher due to the high price of our common stock. As the majority of these awards have vested by the end of January 2010, the expense for the three months ended March 31, 2010 is less than the expense for the same period in 2009. Other general and administrative expenses increased $0.9 million to $6.1 million from $5.2 million for the same period in 2009. The $0.9 million increase is due to $0.6 million of increased profit sharing expense and $0.2 million of increased salary and salary related expenses. During the three months ended March 31, 2009, certain executive and other key personnel agreed to a voluntary salary reduction of 5% to 15% of their base salaries and the Chairman of the Board of Directors agreed to forgo his salary for 2009. During the three months ended March 31, 2010, the majority of executives and other key personnel, including the Chairman of the Board of Directors, who experienced a voluntary salary reduction for the first three months of 2009, had their salary reinstated, by the Board of Directors, for the full three months of 2010. Contributing to the change in other general and administrative expenses are $0.2 million of increased travel and travel related expenses and $0.5 million of accounting and consulting expense that is partially offset by $0.4 million of decreased legal expenses and $0.2 million of decreased equipment rental and other general corporate expenses.

Geological, Geophysical and Engineering

Geological, geophysical and engineering expenses include laboratory, environmental and seismic acquisition related expenses. For the three months ended March 31, 2010, geological, geophysical and engineering expenses increased $0.2 million to $0.5 million compared to $0.3 million for the same period in 2009. The increase of $0.2 million is due to increased laboratory and consulting costs as a result of more environmental impact studies performed on Blocks XIX, XXII and XXIII in the current year compared to the activities of the prior year.

Depreciation, Depletion and Amortization

For the three months ended March 31, 2010, depreciation, depletion and amortization expense increased $1.6 million to $9.5 million from $7.9 million for the same period in 2009. For both the three months ended March 31, 2010 and 2009, depletion expense comes from oil sold from the Corvina field. The increase in depreciation, depletion and amortization expense is due to increased depletion expense as a result of a reduction in the reserve base in 2009 as a result of the 2009 reserve analysis as prepared by NSAI. The reserve analysis included a 1.6 MMBbls negative revision in reserves due to the lower than expected performance of the CX11-14D, CX11-18XD, and CX11-20XD wells.

For the three months ended March 31, 2010 and 2009, depreciation, depletion and amortization expense excludes $0.4 million and $0.3 million, respectively, of depreciation expense that was capitalized to construction in progress.

Other Income (Expense)

For the three months ended March 31, 2010, income from our investment in Ecuador property, net of investment amortization, remained flat at an expense of approximately $47,000. The reason for the expense being the same for both periods is due to not receiving any payments while recognizing the same amortization expense for both periods.

For the three months ended March 31, 2010, we recognized approximately $1.9 million of net interest expense which includes $3.3 million of interest expense reduced by $1.4 million of capitalized interest expense. For the same period in 2009, we did not recognize any interest expense as we capitalized all interest expense of $0.9 million to construction in progress.

For the three months ended March 31, 2010, other expense decreased by $0.8 million to income of approximately $6,000 in 2010 from an expense of $0.8 million in 2009.  The reason for the decrease in expense is due to approximately $0.8 million of expense incurred in 2009 that was not repeated in 2010 related to the settlement of a disputed contractual obligation with a former consultant of ours concerning services provided to both BPZ and its predecessor at the time BPZ became publicly traded.

Income Taxes

For the three months ended March 31, 2010, we recognized an income tax expense of approximately $1.1 million on a net loss before income tax of approximately $0.7 million. For the same period in 2009, we recognized an income tax benefit of approximately $1.2 million on a net loss before income tax of approximately $8.3 million. The difference between the effective tax rate recognized and the 22% statutory rate provided for under the Block Z-1 License Contract is largely due to:

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

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. For both the three months ended March 31, 2010 and 2009, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during those periods.

For the three months ended March 31, 2010, our net loss decreased $5.3 million to a net loss of $1.8 million or ($0.02) per basic and diluted share from net loss of $7.0 million or ($0.08) per basic and diluted share for the same period in 2009.

Liquidity, Capital Resources and Capital Expenditures

At March 31, 2010, we had cash and cash equivalents of $131.2 million and current accounts receivable related to our March oil sales of $10.9 million, all of which was collected in early April 2010.   We also had $28.1 million in Value Added Tax receivable, which we will collect over time as we invoice our oil sales.

At March 31, 2010, we had trade accounts payable and accrued liabilities of $42.7 million.

At March 31, 2010, our outstanding long-term debt and short-term debt consisted of a $15.0 million IFC Facility bearing interest at LIBOR plus 2.75% due December 31, 2012, and 2015 Convertible Notes whose net amount of $136.8 million includes the $170.9 million of principal reduced by $34.1 million of the remaining unamortized discount. At March 31, 2010, the current and long-term portions of our capital lease obligations, primarily related to the barges used in our marine operations were $4.4 million and $6.6 million, respectively.

	For the Three Months Ended
	March 31,
Cash Flows	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$(9,889)	$1,439
Investing activities	(40,027)	(16,930)
Financing activities	162,926	38,656

Operating Activities

Cash provided by (used in) operating activities decreased by $11.3 million to a use of cash of $9.9 million for the three months ended March 31, 2010 from a source of cash of $1.4 million for the same period in 2009. Cash flow before changes in operating assets and liabilities increased by $6.3 million reflecting a lower net loss of $5.3 million due to higher oil production revenues and $1.0 million higher non-cash charges during 2010 compared to 2009. Changes in operating assets and liabilities provided a use of cash of $17.6 million.  In 2010, the change in accounts receivable provided a use of cash of $8.0 million and in 2009 provided a source of cash of $1.5 million, the change being a net use of cash of $9.5 million. The reason for the change is due to the higher accounts receivable balances in 2010 as a result of higher oil prices experienced and the timing of when the accounts receivables are collected. In 2010 the change in other assets provided a use of cash of $5.4 million and is due to the increase in other assets advance payments made by us to secure casing and accessories for use in our current and future operations.  The net change in value added tax receivable, inventory, and liabilities provided a use of cash of approximately $2.7 million and is a result of higher revenues and better cash management. The increase in the value-added tax receivable was lower for the three months ended March 31, 2010 compared to the same period in 2009 because we were more profitable during 2010 and we paid off more liabilities in order to better manage our obligations.

Investing Activities

Net cash used in investing activities increased by $23.1 million to cash used in investing activities of $40.0 million for three months ended March 31, 2010 from $16.9 million in 2009 and is due to increased capital expenditures of $22.4 million in 2010 as we are operating in two fields in 2010, the Corvina and Albacora fields, while we were operating in only one field during the same period in 2009, the Corvina field. Also contributing to the change in investing activities are changes in restricted cash providing a use of cash of $0.7 million.

2010 Equipment Activity

During the three months ended March 31, 2010, we incurred capital expenditures of approximately $40.7 million associated with our development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of proprietary gas-fired power generation facility in Peru.

Of the incurred costs mentioned above, we incurred capital expenditures related to the drilling and testing of the CX11-19D, CX11-17D and CX11-22D in the Corvina field of approximately, $0.1 million, $7.5 million and $7.4 million, respectively. In the Albacora field, we incurred capital expenditures related to the drilling of the A-15D and A-16D of approximately $8.6 million and $1.8 million, respectively.

In 2009, we entered into a lease-purchase agreement to acquire the Don Fernando barge to serve as our construction lay barge as well as tender assist barge for drilling and construction operations and the barge will eventually be fitted to lay subsea pipe for the gas-to-power project.  During the three months ended March 31, 2010, we capitalized an additional $4.6 million in order to have the barge ready to support our operations.

For the further development of the planned gas-fired power generation facility, we incurred costs of approximately $3.0 million as part of its agreement to purchase three LM6000 gas-fired turbines.

For the three months ended March 31, 2010, we incurred approximately $0.3 million for upgrades to our existing platforms as well as incurred costs toward the construction of new platforms. In addition, we acquired $1.5 million in equipment for our production facilities at the A platform in Albacora as well as at the CX-11 platform in Corvina. We incurred $0.2 million for the purchase of machinery and equipment used in operations in Peru, $0.1 million for the Caleta La Cruz dock refurbishment, $3.6 million in assets in transit, $0.4 million in furniture and improvements related to the new offices in Peru and $0.1 million related to the asset retirement obligation for the CX11-17D well.

For the three months ended March 31, 2010, in accordance with the “successful efforts” method of accounting, we capitalized approximately $0.4 million of depreciation expense, mainly related to the tender assist barges serving as support equipment, and $1.4 million of interest expense to construction in progress.

Financing Activities

Cash provided by financing activities increased by $124.3 million to $162.9 million for the three months ended March 31, 2010 compared to $38.7 million for the same period in 2009. The increase in cash provided by financing activities is due to increased borrowings of $169.9 million and less repayments of borrowings of $0.9 million that is partially offset by an increase in cash paid for debt issue costs of $6.0 million and less cash raised through equity issuances in 2009 of $40.5 million.

Shelf Registration

To finance our operations we may sell additional shares of our common stock. Our certificate of formation does not provide for pre-emptive rights, although we may grant similar rights by contract from time to time. We currently have approximately $134.6 million in common stock available under an effective shelf registration statement, which we may sell from time to time in one or more offerings pursuant to underwritten public offerings, negotiated transactions, block trades or a combination of these methods. This registration statement will expire on December 7, 2010.

Long-Term Debt and Capital Lease Obligations

At March 31, 2010 and December 31, 2009 long-term debt and capital lease obligations consist of the following:

	March31, 2010	December 31, 2009
	(in thousands)

$15 million IFC Senior Note, Libor plus 2.75%, due 2012	$15,000	$15,000
$170.9 million Convertible Notes, 6.5%, due 2015, net of discount of ($34.1) million	136,777	—
Capital Lease Obligations	10,966	11,910
Other	—	1,023
	162,743	27,933
Less: Current Portion of Long-Term Debt and Capital Lease Obligations	6,912	5,352
	$155,831	$22,581

$170.9 Million Convertible Notes due 2015

In February and March 2010, we closed on the private offering of an aggregate $170.9 million convertible notes due 2015 (the “2015 Convertible Notes”). The 2015 Convertible Notes offering was comprised of (i) the initial $140.0 million of 2015 Convertible Notes sold in an initial private offering, (ii) the exercise, by the initial purchaser, of a 30-day option to purchase an additional $21.0 million of 2015 Convertible Notes, and (iii) IFC’s election to participate in the offering, pursuant to a contractual right, for an additional $9.9 million of 2015 Convertible Notes, bringing the total proceeds of the private offering to $170.9 million. The convertible notes were sold to an initial purchaser who then sold the notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The $170.9 million of convertible notes were issued pursuant to an indenture dated February 8, 2010, between us and Wells Fargo Bank, National Association, as trustee (“the Indenture”).

The 2015 Convertible Notes are our general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are effectively subordinate to all of our secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by our subsidiaries.

We will pay interest on the 2015 Convertible Notes at a rate of 6.50% per year on March 1st and September 1st of each year, beginning on September 1, 2010.  The 2015 Convertible Notes mature on March 1, 2015. The initial conversion rate is 148.3856 shares per $1,000 principal amount of the 2015 Convertible Notes (equal to an initial conversion price of approximately $6.74 per share of common stock), subject to adjustment. Upon conversion, we must deliver, at our option, either (1) a number of shares of our common stock determined as set forth in the Indenture, (2) cash, or (3) a combination of cash and shares of our common stock (but not to exceed 19.99% of our outstanding shares at the time of such delivery).

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

(3) if the 2015 Convertible Notes have been called for redemption; or

(4) upon the occurrence of one of the specified corporate transactions. Holders may also convert the 2015 Convertible Notes at their option at any time beginning on February 1, 2015, and ending at the close of business on the second business day immediately preceding the maturity date.

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

The Indenture contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to us, or the holders of at least 25% in aggregate principal amount of the 2015 Convertible Notes then outstanding by notice to us and the Trustee, may declare the principal and accrued and unpaid interest (including additional interest or premium, if any) on the 2015 Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events (as set forth in the Indenture), the principal and accrued and unpaid interest (including additional interest or premium, if any), on the notes will automatically become due and payable.

Net proceeds from the sale of the 2015 Convertible Notes, after deducting the discounts and commissions and any offering expenses payable by us, was approximately $165.4 million.  The initial purchaser received commissions of approximately $5.5 million in connection with the sale of the Notes and we incurred approximately $0.5 million of direct expenses in connection with the offering.  We intend to use the net proceeds for general corporate purposes, including without limitation, capital expenditures and working capital, reduction or refinancing of debt, or other corporate obligations.

As a result of our adoption of the new accounting standard for convertible debt that may be settled in cash upon conversion, we are required to separately account for the liability and equity components in a manner that reflects our non-convertible borrowing rate when interest cost is recognized in subsequent periods. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest expense using the effective interest method over the term of the debt agreement. In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The accounting standard requires retrospective restatement of all periods presented back to the date of debt issuance with a cumulative effect of the change in accounting principle on all prior periods being recognized as of the beginning of the first period.

We estimated our non-convertible borrowing rate at the date of issuance of our 2015 Convertible Notes to be 12%.  The 12% non-convertible borrowing rate represents the borrowing rate of similar companies with the same credit quality as ours and was obtained through a quote from the initial purchaser. Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, we estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million. The discount will be amortized as non-cash interest expense into income over the life of the notes using the interest method. In addition, we recorded approximately $4.8 million of the $6.0 million of fees and commissions as debt issue costs that will be amortized over time using the interest method as interest expense. The remaining $1.2 million of fees and commissions will be treated as an original issue discount against the value of the equity component. We estimate the cash payments related to the 2015 Convertible Notes, assuming no conversion, for the years ended 2010, 2011, 2012, 2013, 2014 and thereafter to be approximately $6.4 million, $11.1 million, $11.1 million, $11.1 million, $11.1 million and $176.5 million, respectively.

As of March 31, 2010, the net amount of $136.8 million includes the $170.9 million of principal reduced by $34.1 million of the remaining unamortized discount. The net amount of the equity component is $33.4 million which includes the initial discount of $34.6 million reduced by $1.2 million of direct transaction costs. The remaining unamortized discount of $34.1 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At March 31, 2010, using the current conversion rate of 148.3856 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into 25,364,737 shares of common stock.  However, we are currently limited, by NYSE rules, to issuing up to 23,031,663 shares (19.99% of the stock outstanding at the time of the issuance of the 2015 Convertible Notes) in satisfaction of conversion of the 2015 Convertible Notes. Should we need to issue shares in excess of the 19.99% limit, we would need approval by the affirmative vote of the majority of shareholders in order to issue the shares in excess of the 19.99% limit. If $170.9 million of 2015 Convertible Notes were converted into common stock as of March 31, 2010, using the market price of our common stock at March 31, 2010 of $7.35, the if-converted value in excess of the principal amount would be approximately $15.5 million.

For the three months ended March 31, 2010, the effective interest rate for the 2015 Convertible Notes is 12%; including the amortization of debt issue costs, the effective interest rate is 12.6%.  The amount of interest expense related to 2015 Convertible Notes for the three months ended March 31, 2010 is $2.2 million, disregarding capitalized interest considerations, and includes $1.7 million of interest expense related to the contractual interest coupon, $0.4 million of non-cash interest expense related to the amortization of the discount and $0.1 million of interest expense related to the amortization of debt issue costs.

$15.0 Million IFC Reserve-Based Credit Facility

We have a $15.0 million reserve-based lending facility (“IFC Facility”) agreement (the “Loan Agreement”) with IFC through our subsidiaries BPZ E&P and BPZ Marine Peru S.R.L. as borrowers. The reserve-based lending facility matures in December 2012.

The reserve-based lending facility bears interest at an approximate rate of LIBOR plus 2.75%, currently equivalent to 3.19% based on the six month LIBOR rate of 0.44% at December 31, 2009.  The maximum amount available under this facility begins at $15.0 million and will be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The amount available under the Loan Agreement is subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, we are subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest coverage ratio. In February 2010, we received a waiver from IFC for the life of field coverage ratio and life of loan coverage ratio through August 2010. We also requested and received a waiver and amendment from IFC which extended the period of time to assign a first priority lien on Empresa Electrica Nueva Esperanza S.R.L.’s interest in the Agreement with GE for three gas-fired turbines to IFC until December 2010. Accordingly, we were in compliance with all material covenants of the Loan Agreement as of March 31, 2010.

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

Other

In July 2009, we, through our subsidiary, BPZ E&P, entered into a $5.1 million short-term loan agreement to finance the purchase of casing and accessories for use in our current and future operations. The $5.1 million short-term loan bore an annual interest rate of 5.45% and was to be repaid in five monthly installments of approximately $1.0 million starting September 2009.  In connection with the $5.1 million short-term loan agreement, we were required to deposit $1.0 million with the lending institution as a guaranty for the loan.  The $1.0 million was to be applied to the last installment of the loan repayments. In January 2010, the remaining principal amount of approximately $1.0 million and, along with the accrued interest due, was repaid with the $1.0 million deposit and cash.

Capital Leases

We are party to several capital lease agreements, as more fully described in our Form 10-K, as amended, for the year ended December 31, 2009.  Generally, we enter into capital lease agreements in order to secure marine vessels in order to support our operations in Peru and to obtain furniture and fixtures for our offices located in Houston and Peru. The contractual term of the capital lease agreements range between two to five years and the effective interest rate of the capital lease agreements range between 5.94% and 34.9%.

For the three months ended March 31, 2010, we recognized approximately $1.9 million of net interest expense which includes $3.3 million of interest expense reduced by $1.4 million of capitalized interest expense. For the same period in 2009, we did not recognize any interest expense as we capitalized all interest expense of $0.9 million to construction in progress.

Performance Bonds

As of March 31, 2010, we have restricted cash deposits of $5.5 million. In connection with our properties in Peru, we have obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $3.1 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, we have $2.4 million of restricted cash to collateralize insurance bonds for import duties related to the BPZ-01 barge and crane on board the BPZ-01 and an unsecured performance bond of $0.1 million to guarantee our performance under our new office lease agreement in Peru.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, lending practices or rental practices.

Liquidity Outlook

We estimate for 2010 our required principal and interest payments for our outstanding debt to be approximately $10.1 million, our required principal and interest payments for our capital lease obligations to be approximately $7.2 million and capital expenditures to be approximately $182.2 million (which includes $104.7 million for the drilling, development and production in the Corvina field and Albacora field, both fields are located in Block Z-1 in northwest Peru, $29.8 million  for the drilling and development of Blocks XIX and XXIII, $12.5 million for additional marine support operations and $35.2 million for the three LM6000 gas-fired turbines). In addition, we expect to incur approximately $18 million in seismic acquisition costs for Blocks XXII and XXIII.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Estimates

In our annual report on Form 10-K for the year ended December 31, 2009, as amended, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are the most critical in nature which are related to oil reserves, successful efforts method of accounting, revenue recognition, impairment of long-lived assets, future dismantlement, restoration, and abandonment costs, as well as stock-based compensation. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements, and the disclosure of contingent assets and liabilities. Actual results are likely to differ from our current estimates and those differences may be material.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events,” which amends ASC Topic 855 to eliminate the requirement to disclose the date through which management has evaluated subsequent events in the financial statements. ASU No. 2010-09 was effective upon issuance and its adoption had no impact on our financial position, results of operations or cash flows.

In January 2010, we partially adopted the provisions of FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Topic 820 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements. In addition, ASU No. 2010-06 clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets. The requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). As such, we will apply the disclosure requirements relative to the Level 3 reconciliation in the first quarter of 2011. There was no impact on our financial position, results of operations or cash flows as a result of the partial adoption of ASU No. 2010-06. For further information, please see Note 11, “Fair Value Measurements and Disclosures”.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  Market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, satisfaction of well testing period requirements, successful installation of required permanent processing facilities, receipt of all required permits, successful installation and operation of the new turbines, availability of capital resources, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to our Company is included in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

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

Interest Rate Risk.

As of March 31, 2010, we had long-term debt and capital lease obligations of approximately $155.8 million and current maturities of long-term debt and capital lease obligations of approximately $6.9 million, consisting of capital lease obligations for barges and production equipment and loans for office furniture.

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

The $170.9 million of 2015 Convertible Notes are our general senior unsecured obligations and bear a fixed interest rate of 6.50% per year and whose interest payments are due on March 1 and September 1 of each year, beginning on September 1, 2010.  The 2015 Convertible Notes mature on March 1, 2015. As the interest rate on this debt is fixed, we do not expect a significant change in the market interest rate to impact the interest on this term debt.

The capital lease obligation for the floating production, storage and offloading facility (“FPSO”) and transportation barges began in August 2007 and is set to expire in May 2014. Lease payments are variable based on the working status of the barges, with a purchase option of $3.0 million in May 2012, $2.0 million in May 2013, and required to be purchased by us for $1.0 million in May 2014.  The imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 34.9%. The capital lease obligation for the production equipment on board the FPSO barge, the Namoku, is set to expire in June 2010, and contains a purchase option at the end of twelve months and another at the end of 24 months, and stipulates an interest rate of 18.0%.  We have two additional loans for office equipment containing a term of 60 months and bearing fixed interest rates of 5.94% and 9.44%, respectively, with principal and interest payments due on a monthly basis.

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

We do not expect a significant change in the market interest rate to impact the interest on our term debt.  However, significant changes in market interest rates may significantly affect the level of financing that will be structured with respect to our projects in Peru.

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

With respect to our planned electricity generation business, the price we can obtain for the sale of power may not rise at the same rate, or may not rise at all, to match a rise in the cost to produce and transport gas reserves to our initial 135MW power plant in Caleta Cruz.  Prices for both electricity and natural gas have been very volatile in the past year and have increased significantly over the past two years.  The profitability of this business depends in large part on the difference between the price of power and the price of fuel used to generate power, or “spark spread.”

Foreign Currency Exchange Rate Risk

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, Nuevo Sol, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation in that country.  Transaction differences have been nominal to-date but are expected to increase as our activities in Peru continue to escalate.  For both the three months ended March 31, 2010 and 2009, foreign currency exchange rate gains and losses were not material.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2010, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 16, “Legal Proceedings”, of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, for a discussion of legal proceedings, which are incorporated into this Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, includes a detailed discussion of our risk factors.  For the three months ended March 31, 2010, there are no material changes in our risk factors as previously described in our Annual Report on Form 10-K.

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

BPZ RESOURCES, INC.

Date: May 10, 2010	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director