Form 10-Q
period 2010-06-30
BPZ RESOURCES, INC.
filed 2010-08-09
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

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

As of August 9, 2010, there were 115,309,116 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$93,225	$18,147
Accounts receivable	2,524	2,867
Value added tax receivable	30,958	26,152
Inventory	24,642	12,507
Prepaid and other current assets	5,626	1,580

Total current assets	156,975	61,253

Property, equipment and construction in progress, net	318,890	262,517
Restricted cash	4,530	5,720
Other non-current assets	6,089	1,559
Investment in Ecuador property, net	1,101	1,195
Deferred tax asset	21,466	16,928

Total assets	$509,051	$349,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,542	$32,698
Accrued liabilities	11,217	14,155
Other liabilities	1,329	1,235
Current income taxes payable	1,731	322
Accrued interest payable	4,594	106
Current maturity of long-term debt and capital lease obligations	9,493	5,352

Total current liabilities	51,906	53,868

Asset retirement obligation	985	766
Long-term debt and capital lease obligations	153,570	22,581

Total long-term liabilities	154,555	23,347

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 250,000,000 authorized; 115,309,000 and 115,224,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	549,814	513,145
Accumulated deficit	(247,224)	(241,188)

Total stockholders’ equity	302,590	271,957

Total liabilities and stockholders’ equity	$509,051	$349,172

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$22,397	$11,049	$46,442	$24,274

Operating and administrative expenses:
Lease operating expense	5,578	7,876	10,342	11,854
General and administrative expense	8,203	7,998	16,229	16,481
Geological, geophysical and engineering expense	402	553	903	899
Depreciation, depletion and amortization expense	8,045	5,508	17,534	13,386

Total operating expenses	22,228	21,935	45,008	42,620

Operating income (loss)	169	(10,885)	1,434	(18,346)

Other income (expense):
Income (expense) from investment in Ecuador property, net of amortization	353	(47)	306	(94)
Interest expense	(3,749)	—	(5,689)	—
Interest income	6	3	70	28
Other income (expense)	5	(540)	11	(1,312)

Total other expense, net	(3,385)	(584)	(5,302)	(1,378)

Loss before income taxes	(3,216)	(11,469)	(3,868)	(19,724)

Income tax expense (benefit)	1,046	(1,656)	2,168	(2,863)

Net loss	$(4,262)	$(9,813)	$(6,036)	$(16,861)

Basic and diluted net loss per share	$(0.04)	$(0.10)	$(0.05)	$(0.18)
Weighted average common shares outstanding	115,309	95,347	115,286	92,002

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(6,036)	$(16,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,304	7,463
Depreciation, depletion and amortization	17,534	13,386
Amortization of investment in Ecuador property	94	94
Deferred income taxes	(4,537)	(5,230)
Amortization of deferred financing fees	2,070	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	343	2,590
Increase in value added tax receivable	(4,806)	(6,259)
Increase in inventory	(10,465)	(2,420)
Decrease (increase) in other assets	(4,058)	10
(Decrease) increase in accounts payable	(9,156)	4,151
Increase (decrease) in accrued liabilities	1,550	(3,907)
Increase (decrease) in income taxes payable	1,409	(6,653)
Increase in other liabilities	93	231
Net cash used in operating activities	(12,661)	(13,405)

Cash flows from investing activities:
Property and equipment additions	(75,314)	(30,433)
Decrease in restricted cash	1,190	902
Net cash used in investing activities	(74,124)	(29,531)

Cash flows from financing activities:
Borrowings	170,938	1,000
Repayments of borrowings	(3,003)	(3,307)
Deferred loan fees	(6,072)	—
Proceeds from exercise of stock options, net	—	11
Proceeds from sale of common stock, net	—	127,625
Net cash provided by financing activities	161,863	125,329

Net increase in cash and cash equivalents	75,078	82,393
Cash and cash equivalents at beginning of period	18,147	5,317
Cash and cash equivalents at end of period	$93,225	$87,710

Supplemental cash flow information:
Cash paid for:
Interest	$3,478	$1,900
Income tax	5,695	10,804
Non — cash items:
Purchase and additions to equipment with the issuance of a capital lease obligation	$43	$—
Accrued interest capitalized to construction in progress	—	36
Depletion allocated to production inventory	1,670	814
Depreciation on support equipment capitalized to construction in progress	892	690
Asset retirement obligation capitalized to property and equipment	172	144
Property and equipment transferred to other non-current assets	—	(1,428)

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Organization

BPZ Resources, Inc., (together with its subsidiaries, collectively referred to as the “Company” or “BPZ” unless the context requires otherwise) a Texas corporation, is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. The Company is focused on the exploration, development and production of oil and natural gas in Peru and to a lesser extent Ecuador. The Company also intends to utilize part of its planned future natural gas production as a supply source for the complementary development of a gas-fired power generation facility which is expected to be wholly- or partially-owned by the Company.

The Company maintains a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”), registered in Peru through its wholly-owned subsidiary BPZ Energy, LLC, a Texas limited liability company, formerly BPZ Energy, Inc., and its subsidiary BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership. The Company, through BPZ E&P, has exclusive rights and license contracts for oil and gas exploration and production covering a total of approximately 2.2 million acres, in four blocks, in northwest Peru. The Company’s license contracts cover 100% ownership of the following properties: Block Z-1 (0.6 million acres), Block XIX (0.5 million acres), Block XXII (0.9 million acres) and Block XXIII (0.2 million acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and the Blocks XXII and XXIII contracts were signed in November 2007. Generally, according to the Organic Hydrocarbon Law No. 26221 and the regulations thereunder (the “Organic Hydrocarbon Law” or “Hydrocarbon Law”), the seven year term for the exploration phase in each contract can be extended by an additional three years up to a maximum of ten years. However, specific provisions of each license contract can vary the exploration phase of the contract as established by the Hydrocarbon Law. The license contracts require the Company to conduct specified activities in the respective blocks during each exploration period in the exploration phase. If the exploration activities are successful, the Company may decide to enter the exploitation phase and the total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production. In the event a block contains both oil and gas, as is the case in the Company’s Block Z-1 contract, the 40 year term may apply to oil exploration and production as well.

Additionally, through its wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, the Company owns a 10% non-operated working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

The Company is in the process of developing its oil and natural gas reserves.  The Company has been producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under a well testing program and is in the process of satisfying the conditions to transition to commercial production in Corvina. The Company is also in the initial stages of appraising, exploring and developing the oil and potential natural gas reserves from the A platform in the Albacora field of Block Z-1 and began selling oil during the second quarter of 2010.  The Company drilled and completed its first Albacora well in December 2009 and is currently drilling the A-17D well.  From the time the Company first began producing from the CX-11 platform in the Corvina field in November of 2007 and the Albacora field in December 2009, through June 30, 2010, it has produced approximately 2.7 MMBbls of oil. Additionally, the Company’s activities in Peru include analysis and evaluation of technical data on its other properties, preparation of the development plans for the properties, refurbishment of and designs for platforms, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits, bringing additional production on-line, seismic acquisition, obtaining detailed engineering and design of the planned power plant and gas processing facilities, executing a contract to purchase three LM 6000 gas-fired turbines and securing the required capital and financing to conduct the current plan of operation.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of BPZ Resources, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal, recurring nature. All significant transactions between BPZ and its consolidated subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentation. Results of operations for interim periods are not necessarily indicative of the results of

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

operations that may be expected for the entire year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

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

Peru currently has an IGV early recovery program for oil and gas companies during the exploration phase. Under this program, IGV paid on the acquisition of certain goods and services used directly in hydrocarbon exploration activities can be recovered prior to a commercial discovery taking place or the initiation of production and revenue billings. Because the Company has oil sales in the Corvina and Albacora fields under a well testing program, it is no longer eligible for the IGV early recovery program. Accordingly, the Company is recovering its IGV receivable with IGV payables associated with future oil sales under the normal IGV recovery process.

The Company’s value-added tax receivable balance as of June 30, 2010 and December 31, 2009 was $31.0 million and $26.2 million, respectively. For the six months ended June 30, the Company accrued approximately $17.6 million for IGV related to expenditures reduced by approximately $12.8 million for IGV related to the sale of oil for the same period.

Note 3 — Inventories

Inventories consist primarily of crude oil, tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market. The balance of inventory at June 30, 2010 and December 31, 2009 was $24.6 million and $12.5 million, respectively.

Inventory associated with tubular goods, accessories and spare parts inventory at June 30, 2010 and December 31, 2009 was $16.4 million and $10.5 million, respectively.

For oil produced from the Corvina and Albacora fields, the Company maintains crude oil inventories in storage vessels until the inventory quantities are at a sufficient level, or meet certain specifications required under the sales contracts, that the refinery in Talara will accept delivery.   As of June 30, 2010, most of the oil produced from the Albacora field, 193,186 barrels, was being held in storage vessels due to the oil’s high salt content. Subsequent to June 30, 2010, the Company obtained a short-term contract to allow it to sell up to 110,000 barrels of the Albacora oil with a higher salt content to Petroleos del Peru - PETROPERU S.A. (“Petroperu” a private law state company engaged in the refining, transportation, distribution and trading of petroleum products to meet Peru’s domestic energy needs).  The Company is in the process of installing specialized oil desalting equipment in order to supplement the chemical oil treatment process the Company is utilizing to allow it to sell oil under the requirement of the original 400,000 barrels oil sales contract with Petroperu.  For further information regarding the Albacora oil sales contracts, see Note 12, “Revenue”.

Oil inventory is stated at the lower of average cost or market value. Cost is determined on a weighted average basis based on production costs. The crude oil inventory at June 30, 2010 consisted of approximately 227,246 barrels at an estimated cost of $8.2 million or $36.13 per barrel. The crude oil inventory at December 31, 2009 consisted of approximately 40,108 barrels at an estimated cost of $2.0 million or $50.55 per barrel.

Note 4 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of prepaid and other current assets as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)
Prepaid expenses and other	$4,352	$296
Deposits	100	92
Prepaid insurance	562	580
Insurance receivable	612	612
	$5,626	$1,580

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Prepaid expenses and other are related to prepayments for drilling services, equipment rental and material procurement. Deposits are primarily rent deposits in connection with the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors and officer’s insurance policies. Insurance receivable is related to the barge incident which occurred in early August 2006. The Company incurred an operational delay of approximately three weeks resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bank in Talara Bay in northwest Peru during the second mobilization trip to the Corvina platform. As of June 30, 2010, the Company has an insurance receivable of approximately $0.7 million for the estimated insurance repair claims of $0.8 million expected to be filed with the insurance carrier. A deductible of $75,000 will be applied to this insurance claim when reimbursed.  The hull claim will be finalized upon the dry docking of the vessel, which is expected to occur during the first quarter of 2011.

Below is a summary of other non-current assets as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)
Debt issue costs	$4,623	$104
Other receivable	1,466	1,455
	$6,089	$1,559

Other non-current assets consist of (i) direct transaction costs incurred by the Company in connection with its debt capital raising efforts and (ii) claims related to an incident involving a small tanker that one of our marine transportation contractors was chartering from the Peruvian Navy’s commercial branch in 2008. As of June 30, 2010, the Company is currently seeking recovery of these amounts from the Peruvian Navy’s commercial branch.  Due to the uncertainty in timing of resolving the claims, the Company has classified the amount as a non-current asset.

In connection with the $15.0 million International Finance Corporation (“IFC”) Reserve-Based Credit Facility, the Company incurred approximately $0.2 million of debt issue costs that are being amortized over the life of the loan agreement, due December 2012. In connection with the $170.9 million Convertible Notes due 2015, the Company incurred approximately $4.8 million of debt issue costs that are being amortized over the life of the indenture agreement, due March 2015.   For the three and six months ended June 30, 2010, the Company amortized into interest expense $0.2 million and $0.3 million of debt issue costs. For the same periods in 2009, the amortization of debt issue costs were not material. For further information regarding the Company’s debt, see Note 9, “Long-Term Debt and Capital Lease Obligations”.

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)
Construction in progress:
Power plant and related equipment	$37,337	$28,113
Platforms and wells	22,281	16,726
Pipelines and processing facilities	8,894	5,537
Other	4,863	8,181
Producing properties	246,268	199,686
Producing equipment	13,173	13,160
Barge and related equipment	50,567	35,842
Office equipment, leasehold improvements and vehicles	2,477	2,193
Accumulated depletion, depreciation and amortization	(66,970)	(46,921)

Net property, equipment and construction in process	$318,890	$262,517

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

During the six months ended June 30, 2010, the Company incurred capital expenditures of approximately $76.4 million associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of a proprietary gas-fired power generation facility in Peru.

Of the incurred costs mentioned above, the Company incurred capital expenditures related to the drilling and testing of the CX11-15D, CX11-23D, CX11-17D and CX11-22D in the Corvina field of approximately $0.5 million, $0.2 million, $7.3 million and $18.4 million, respectively. In the Albacora field, the Company incurred capital expenditures related to the drilling of the A-15D, A-16D and A-17D of approximately $8.6 million, $6.5 million and $7.3 million, respectively.

In 2009, the Company entered into a lease-purchase agreement to acquire the Don Fernando barge to serve as the Company’s construction lay barge, as well as tender assist barge for drilling and construction operations, and may be fitted to lay subsea pipe for the gas-to-power project.  During the six months ended June 30, 2010, the Company capitalized an additional $2.9 million in order to have the barge ready to support its operations.

For the further development of the planned gas-fired power generation facility, BPZ incurred costs of approximately $5.6 million as part of its agreement to purchase three LM6000 gas-fired turbines.

For the six months ended June 30, 2010, the Company incurred approximately $1.8 million for upgrades to its existing platforms as well as costs incurred in the construction of new platforms. In addition, the Company incurred $2.9 million in equipment for its production facilities at the A platform in Albacora and the CX-11 platform in Corvina. The Company incurred $5.1 million for the purchase of machinery and equipment used in operations in Peru, $0.3 million for the Caleta La Cruz dock refurbishment, $3.5 million in assets in transit, $0.5 million in furniture and improvements related to the new offices in Peru and $0.2 million related to the asset retirement obligation for the CX11-17D and CX11-22D wells.

For the three and six months ended June 30, 2010, in accordance with the “successful efforts” method of accounting, the Company capitalized approximately $0.5 million and $0.9 million of depreciation expense, respectively, mainly related to the tender assist barges serving as support equipment, and $2.9 million and $4.3 million of interest expense, respectively, to construction in progress. For the same periods in 2009, the Company capitalized approximately $0.4 million and $0.7 million of depreciation expense, respectively, and $1.2 million and $2.2 million of interest expense, respectively, to construction in progress.

For the three and six months ended June 30, 2010, the Company recognized $8.0 million and $17.5 million of depreciation, depletion and amortization expense, respectively. For the same periods in 2009, the Company recognized $5.5 million and $13.4 million of depreciation, depletion and amortization expense, respectively.

Note 6 — Asset Retirement Obligation

An obligation was recorded for the future plug and abandonment of the producing oil wells in the Corvina and Albacora fields, in accordance with the provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations”.

Activity related to the Company’s asset retirement obligation (“ARO”) for June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
ARO as of the beginning of the period	$766	$580
Liabilities incurred during period	172	296
Accretion expense	47	74
Revisions in estimates during period	—	(184)

ARO as of the end of the period	$985	$766

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 7 — Investment in Ecuador Property

The Company has a 10% net investment interest in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1.1 million and $1.2 million as of June 30, 2010 and December 31, 2009, respectively. The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense. Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  For both the three and six months ended June 30, 2010, the Company received $0.4 million from its investment in Ecuador property. During the same periods in 2009, the Company did not receive any income from its investment in Ecuador property. For both the three and six months ended June 30, 2010, and 2009, the Company recorded investment amortization expense of approximately $47,000 and $94,000, respectively.

Note 8 — Restricted Cash and Performance Bonds

As of June 30, 2010, the Company has restricted cash deposits of $4.5 million. In connection with the Company’s properties in Peru, it obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $3.1 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, the Company has $0.8 million of restricted cash to collateralize insurance bonds for import duties related to the Don Fernando barge and $0.6 million of restricted cash to insure certain performance obligations and commitments at the Company’s gas-to-power project site near Tumbes. In addition the Company has an unsecured performance bond of $0.1 million to guarantee its performance under an office lease agreement in Peru.

As of December 31, 2009, the Company had restricted cash deposits of $5.7 million. In connection with the Company’s properties in Peru, it obtained four performance bonds totaling $5.3 million that were partially collateralized by restricted cash deposits of $3.1 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, the Company had $1.6 million of restricted cash to collateralize insurance bonds for import duties related to the BPZ-01 barge and crane on board the BPZ-01. The Company also had $1.0 million of restricted cash held in a trust account in order to secure financing to support its operations. In January 2010, the $1.0 million of restricted cash held in a trust account was released in order to make the final payment on the Company’s short-term loan agreement. Furthermore, the Company had an unsecured performance bond of $0.1 million to guarantee its performance under its new office lease agreement in Peru.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, legal requirements or rental practices.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 9 — Long-Term Debt and Capital Lease Obligations

At June 30, 2010 and December 31, 2009 long-term debt and capital lease obligations consist of the following:

	June 30, 2010	December 31, 2009
	(in thousands)

$15 million IFC Senior Note, Libor plus 2.75%, due 2012	$15,000	$15,000
$170.9 million Convertible Notes, 6.5%, due 2015, net of discount of ($32.8) million	138,090	—
Capital Lease Obligations	9,973	11,910
Other	—	1,023
	163,063	27,933
Less: Current Portion of Long-Term Debt and Capital Lease Obligations	9,493	5,352
	$153,570	$22,581

$170.9 million Convertible Notes due 2015

During the first quarter of 2010, the Company closed on the private offering for an aggregate of $170.9 million convertible notes due 2015 (the “2015 Convertible Notes”). The 2015 Convertible Notes offering was comprised of (i) the initial $140.0 million of 2015 Convertible Notes sold in an initial private offering, (ii) the exercise by the initial purchaser of a 30- day option to purchase an additional $21.0 million of 2015 Convertible Notes, and (iii) IFC’s election, pursuant to a contractual right, to participate in the offering for an additional $9.9 million of 2015 Convertible Notes, bringing the total proceeds of the private offering to $170.9 million. The 2015 Convertible Notes were sold to an initial purchaser who then sold the notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The $170.9 million of 2015 Convertible Notes were issued pursuant to an indenture dated February 8, 2010, between the Company and Wells Fargo Bank, National Association, as trustee (“the Indenture”).

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

Holders may convert their 2015 Convertible Notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date under the following circumstances:

(1) during any fiscal quarter (and only during such fiscal quarter) commencing after June 30, 2010, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the conversion price of the 2015 Convertible Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

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

Net proceeds from the sale of the 2015 Convertible Notes, after deducting the discounts and commissions and any offering expenses payable by the Company, were approximately $164.9 million.  The initial purchaser received commissions of approximately $5.5 million in connection with the sale of the 2015 Convertible Notes and the Company incurred approximately $0.6 million of direct expenses in connection with the offering.  The Company intends to use the net proceeds for general corporate purposes, including without limitation, capital expenditures and working capital, reduction or refinancing of debt, or other corporate obligations.

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

The Company estimated its non-convertible borrowing rate at the date of issuance of its 2015 Convertible Notes to be 12%.  The 12% non-convertible borrowing rate represents the borrowing rate of similar companies with the same credit quality as the Company and was obtained through a quote from the initial purchaser. Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, the Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million. The discount will be amortized as non-cash interest expense into income over the life of the notes using the interest method. In addition, the Company recorded approximately $4.8 million of the $6.1 million of fees and commissions as debt issue costs that will be amortized over time using the interest method as interest expense. The remaining $1.3 million of fees and commissions is

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

treated as an original issue discount against the value of the equity component. The Company estimates the cash payments related to the 2015 Convertible Notes, assuming no conversion, for the years ended 2010, 2011, 2012, 2013, 2014 and thereafter to be approximately $6.4 million, $11.1 million, $11.1 million, $11.1 million, $11.1 million and $176.5 million, respectively.

As of June 30, 2010, the net amount of $138.1 million includes the $170.9 million of principal reduced by $32.8 million of the remaining unamortized discount. The net amount of the equity component is $33.3 million which includes the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs. The remaining unamortized discount of $32.8 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At June 30, 2010, using the current conversion rate of 148.3856 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into 25,364,737 shares of common stock.  However, the Company is currently limited, by NYSE rules, to issuing no more than 23,031,663 shares (19.99% of the stock outstanding at the time of the issuance of the 2015 Convertible Notes) in satisfaction of conversion of the 2015 Convertible Notes. Should the Company need to issue shares in excess of the 19.99% limit, it would need approval by the affirmative vote of the majority of shareholders in order to issue the shares in excess of the 19.99% limit. As of June 30, 2010, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of the Company’s common stock at June 30, 2010, $4.15 per share, is less than the conversion price.

 For both the three and six months ended June 30, 2010, the effective interest rate for the 2015 Convertible Notes is 12%; including the amortization of debt issue costs, the effective interest rate is 12.6%.

The amount of interest expense related to the 2015 Convertible Notes for the three months ended June 30, 2010 is $5.1 million, disregarding capitalized interest considerations, including $3.6 million of interest expense related to the contractual interest coupon, $1.3 million of non-cash interest expense related to the amortization of the discount and $0.2 million of interest expense related to the amortization of debt issue costs.  There were no similar expenses for the same period in 2009.

The amount of interest expense related to the 2015 Convertible Notes for the six months ended June 30, 2010 is $6.5 million, disregarding capitalized interest considerations, including $4.5 million of interest expense related to the contractual interest coupon, $1.7 million of non-cash interest expense related to the amortization of the discount and $0.3 million of interest expense related to the amortization of debt issue costs.  There were no similar expenses for the same period in 2009.

$15.0 Million IFC Reserve-Based Credit Facility

On August 15, 2008, the Company entered into a $15.0 million reserve-based lending facility (“IFC Facility”) agreement (the “Loan Agreement”) with IFC through our subsidiaries BPZ E&P and BPZ Marine Peru S.R.L. as co-borrowers. The reserve-based lending facility matures in December 2012.

The reserve-based lending facility bears interest at an approximate rate of LIBOR plus 2.75%, currently equivalent to 3.5% based on the six month LIBOR rate of 0.75% at June 30, 2010.  The maximum amount available under this facility begins at $15.0 million and will be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The amount available under the Loan Agreement is subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, the Company is subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest coverage ratio. In February 2010, the Company received a waiver from IFC for the life of field coverage ratio and life of loan coverage ratio through August 2010. Additionally, the Company requested and received a waiver and amendment from IFC which extended the period of time to assign a first priority lien on Empresa Electrica Nueva Esperanza S.R.L.’s interest in the Agreement with GE to purchase three gas-fired turbines to IFC until December 2010. The Company was in compliance with all material covenants of the Loan Agreement as of June 30, 2010.

The Loan Agreement provides for events of default customary for agreements of this type, including, among other things, payment breaches under any of the finance documents for the first and second tranche of the senior debt; failure to comply with obligations; representation and warranty breaches; expropriation of the assets, business or operations of any borrower; insolvencies of any borrower; certain attachments against the assets of any borrower; failure to maintain certain authorizations with respect to any financing documents with the IFC, the development and operation of the Corvina field in Block Z-1, any additional petroleum assets under license contracts with Perupetro S.A. (“Perupetro”), a corporation owned by the Peruvian government empowered to become a party in the contracts for the exploration and/or exploitation of hydrocarbons in order to promote these activities in Peru. Perupetro is

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

empowered to enter into contracts for the exploration and exploitation of hydrocarbons on behalf of Peru, or certain other key agreements; revocation of any financing or security documents with the IFC or certain key agreements; defaults on certain liabilities; the incurrence of certain judgments against the borrower or any subsidiary; abandonment or extended business interruption of the Corvina field or certain other petroleum assets; engagement in certain sanctionable practices; or the enactment of restrictions in Peru that could inhibit any payment a borrower is required to make under the financing documents with the IFC.

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

Other

In July 2009, the Company, through its subsidiary, BPZ E&P, entered into a $5.1 million short-term loan agreement to finance the purchase of casing and accessories for use in its current and future operations. The $5.1 million short-term loan bore an annual interest rate of 5.45% and was to be repaid in five monthly installments of approximately $1.0 million starting September 2009.  In connection with the $5.1 million short-term loan agreement, the Company was required to deposit $1.0 million with the lending institution as a guaranty for the loan.  The $1.0 million was to be applied to the last installment of the loan repayments. In January 2010, the remaining principal amount of approximately $1.0 million, along with the accrued interest due, was repaid with the $1.0 million deposit and cash.

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

Subsequent to June 30, 2010, the Company exercised the second year purchase option and purchased the capital lease production equipment used on board the Company’s FPSO, the Namoku.

For the three and six months ended June 30, 2010, the Company recognized approximately $3.7 million and $5.7 million of net interest expense, respectively, which includes $6.6 million and $10.0 million of interest expense, respectively, reduced by $2.9 million and $4.3 million of capitalized interest expense, respectively. For the same periods in 2009, the Company did not recognize any interest expense as it capitalized all interest expense of $1.2 million and $2.2 million, respectively, to construction in progress.

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

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

2009. No warrants or dilutive securities were issued to IFC in connection with the private placement. The shares were placed directly by the Company. The Company used the proceeds of this offering to develop its properties under its existing license contracts and other general corporate purposes consistent with the Company’s operating plans.

Under the September 15, 2009 Subscription Agreement, the Company committed to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the shares no later than 45 days after the closing with respect to such shares. On October 21, 2009, the Company filed a registration statement with the SEC covering the shares. In May 2010, the Company filed an amended registration statement with the SEC and the amended registration statement was declared effective during the month. There were no penalty payments were associated with the delay in obtaining effectiveness of the registration statement.

Potentially Dilutive Securities

In addition to the shares issued and outstanding, the Company has the following potentially dilutive securities at June 30, 2010 and June 30, 2009.  None of these potentially dilutive shares have been included in the calculation of earnings per share, for the three and six months ended June 30, 2010 or June 30, 2009, as the effect would be anti-dilutive.

The potentially dilutive shares are as follows:

	June 30, 2010	June 30, 2009
	(in thousands)
Stock options outstanding	4,610	4,582
Shares issuable under convertible debt agreement	25,365	—
Total potentially dilutive securities issued	29,975	4,582

Shares available pursuant to Long-Term Incentive Compensation Plans	1,389	1,671

The Company has in effect the 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”) and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and Directors’ Plan provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants and the employees of certain of the Company’s affiliates as well as non-employee directors. The number of shares authorized under the 2007 LTIP and Directors’ Plan is 4.0 million and 2.5 million, respectively. As of June 30, 2010, 73,900 shares remain available for future grants under the 2007 LTIP and 1,314,810 shares remain available for future grants under the Directors’ Plan.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation” for the three and six months ended June 30, 2010 and 2009, respectively, and is generally included in “General and administrative expense” on the Consolidated Statements of Operations:

	Three Months Ended		Six Months Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Employee stock—based compensation costs	$1,064	$1,999	$2,370	$3,925
Director stock—based compensation costs (a) (b)	385	2,190	934	3,538
	$1,449	$4,189	$3,304	$7,463

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

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

(b)

For the three and six months ended June 30, 2009 additional stock-based compensation of approximately $0.7 million was recognized primarily related to the accelerated vesting for certain restricted stock and stock option awards granted to a former member of the Board of Directors.

Restricted Stock Awards and Performance Shares

On July 1, 2010, the Company’s Board of Directors awarded 120,750 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP.   The restricted stock awards generally vest on the second anniversary of the grant date. As these awards are subject to the approval of an amendment of the 2007 Long-Term Incentive Compensation Plan by the affirmative vote of the holders of a majority of the votes cast at the Annual Meeting these awards have not been considered granted for accounting purposes.

Stock Options

On July 1, 2010, the Company’s Board of Directors awarded officers and other key employees a total of 362,124 options to purchase the Company’s common stock under the Company’s 2007 LTIP.  These options generally vest in equal annual installments over a three-year period from the grant date. As these awards are subject to the approval of an amendment of the 2007 Long-Term Incentive Compensation Plan by the affirmative vote of the holders of a majority of the votes cast at the Annual Meeting these awards have not been considered granted for accounting purposes.

On July 1, 2010 the Company awarded its non-employee directors a total of 200,000 options to purchase the Company’s common stock under the Directors’ Plan.  These options generally vest in equal annual installments over a two-year period from the grant date. The exercise price of these awards is based on the closing market price on the date of Board approval of the grant, June 25, 2010.

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

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as asset retirement obligations and impairments of long-lived assets, at fair value on a non-recurring basis. As none of the Company’s non-financial assets and liabilities were impaired as of June 30, 2010 and December 31, 2009, and no other fair value measurements were required to be recognized on a non-recurring basis, additional disclosures were not provided.

Additional Fair Value Disclosures

$15.0 Million IFC Reserve-Based Credit Facility

The fair value of the Company’s IFC Facility at June 30, 2010 and December 31, 2009 approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates, and because the interest rates charged are at rates at which the Company can currently borrow under similar terms.

The fair value information regarding our fixed rate debt is as follows:

	June 30, 2010
	Carrying Amount	Fair Value (2)
	(in thousands)
$170.9 million Convertible Notes, 6.5%, due 2015, net of discount of ($32.8) million (1)	$138,090	$157,632

(1)                   Excludes obligations under capital lease arrangements and variable rate debt

(2)                   The Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $157.6 million based on observed market prices for the same or similar type issues.

Note 12— Revenue

At June 30, 2010, the Company has developed eight oil wells in the Corvina field and one well in the Albacora field.  All wells are operated under a well testing program.

The Corvina oil is delivered by tank vessel to the Petroperu refinery in Talara, located approximately 70 miles south of the platform.  Produced oil is kept in production inventory until the Company increases the inventory quantities to a sufficient level that the refinery in Talara will accept delivery.

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

In May 2010, the Company, through its wholly-owned subsidiary BPZ E&P, entered into a short-term 400,000 barrel oil supply agreement with Petroperu. Under the terms of the contract, the Company agrees to sell, and Petroperu agrees to purchase the

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Company’s crude oil production originating from the Albacora oilfield in Block Z-1. The price per barrel of oil under the agreement is determined using a basket of crude oils based on a 15-day average of Forties, Oman, and Suez blend crude oil prices, as quoted in the Spot Crude Prices Assessment published in Platt’s Crude Oilgram Price Report, minus $3 per barrel and other customary purchase price adjustments. As part of the price adjustments the Company is allowed to sell oil under the contract as long as the salt content is less than 25 pounds per thousand barrels of oil.  There is no purchase price adjustment associated with the oil sales if the salt content is less than 10 pounds per thousand barrels.

In July 2010, the Company, through its wholly-owned subsidiary BPZ E&P, entered into a second short-term 110,000 barrel oil supply agreement with Petroperu. Under the terms of the contract, the Company agrees to sell, and Petroperu agrees to purchase the Company’s crude oil production originating from the Albacora oilfield in Block Z-1. The price per barrel of oil under the agreement is determined using a basket of crude oils based on a 15-day average of Forties, Oman, and Suez blend crude oil prices, as quoted in the Spot Crude Prices Assessment published in Platt’s Crude Oilgram Price Report, minus $4.30 per barrel and other customary purchase price adjustments. As part of the purchase price adjustments, the Company is allowed to sell oil under the contract as long as the salt content is less than 60 pounds per thousand barrels of oil.  There is an incremental purchase price adjustment associated with the oil sales if the salt content is between 25 pounds and 60 pounds per thousand barrels. All 110,000 barrels under this supply agreement were delivered and sold to Petroperu during the month of July 2010.

During the three and six months ended June 30, 2010, the Company produced approximately 375,673 and 834,293 barrels of oil, respectively.  For the same periods in 2009, the Company produced approximately 209,391 and 564,566 barrels of oil, respectively. For the three and six months ended June 30, 2010, the Company sold 303,840 and 647,155 barrels of oil at an average per barrel price, net of royalties, of approximately $73.71, and $71.76, respectively. For the same periods in 2009 the Company sold 205,836 and 536,683 barrels of oil at an average per barrel price, net of royalties, of approximately $53.68, and $45.23, respectively.

The Company’s revenues are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro as stipulated in the Block Z-1 license agreement based on production. However, their calculation is based on the past five-day average basket of crude oils prices, as discussed above, before the crude oil delivery date. For the three and six months ended June 30, 2010, the revenues received by the Company are net of royalty costs of approximately 5% of gross revenues or $1.2 million and $2.6 million, respectively. For the same periods in 2009, the revenues received by the Company were net of royalty costs of approximately 5% of gross revenues or $0.6 million and $1.4 million, respectively.

Note 13 — Income Tax

For the three and six months ended June 30, 2010, the Company recognized an income tax expense of approximately $1.0 million and $2.2 million, respectively, on a net loss before income tax of approximately $3.2 million and $3.9 million, respectively.  For the same periods in 2009, the Company recognized an income tax benefit of approximately $1.7 million and $2.9 million, respectively, on a net loss before income tax of approximately $11.5 million and $19.7 million, respectively.  The difference between the effective tax rate recognized and the 22% statutory rate provided for under the Block Z-1 License Contract is largely due to:

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

•                  The increase in the Company’s deferred tax asset balance is primarily due to the inability to deduct, for Peruvian income tax purposes, the amortization associated with its total investment, including both intangible drilling as well as exploration costs associated with Block Z-1. As a result, the Company is subject to tax prepayments on a taxable income even though the Company incurred a book loss. This will continue until the Company transitions into the commercial stage of production as defined under the Block Z-1 License Contract.

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. For the three and six months ended June 30, 2010 and 2009, respectively, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during those periods.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 14 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), previously in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”,  which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing parlance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three and six months ended June 30, 2010 and 2009 and accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, Petroperu. The majority of the Company’s long-lived assets are located in Peru.

Note 15 — Commitments and Contingencies

Extended Well Testing Regulation

On December 13, 2009 new legislation regulating extended well testing in Peru became effective under a Supreme Decree.  The new regulation provides that all new wells may be placed on production testing for up to six months.  If the operator believes that additional time for testing is needed to properly evaluate the productive capacity of the field, and can technically justify such need, a request for the well to enter into an Extended Well Test (“EWT”) period must be submitted to the General Directorate of Hydrocarbons (“DGH”), the agency of the Ministry of Energy and Mines responsible for regulating the optimum development of oil and gas fields.  The approval process for a EWT permit requires that the DGH request Perupetro’s opinion on the technical justification for the EWT.  After the initial six month period or after an approved EWT program expires, the operator will be required to have the necessary gas and water reinjection equipment in place to continue producing the well according to existing environmental regulations.  For wells that have been under testing for more than six months as of the date of publication of the Supreme Decree, the new regulation provides 30 business days to apply to the DGH for the corresponding EWT permit. Additionally, during both the initial six month testing period and any extended period that may be granted, the Company must also obtain gas flaring permits for each well in order for it to be in compliance with Peruvian environmental legislation.

Transition to Commercial Production

On December 29, 2009, the Company received approval from Perupetro for its proposed First Date of Commercial Production (“FDCP”), as set forth in the current Field Development Plan (“FDP”) for the Corvina field in Block Z-1, of May 31, 2010.

The Company initially planned to have the needed gas and water re-injection facilities at the CX-11 platform by the approved FDCP of May 31, 2010.  However, due to the delayed delivery of certain equipment, the Company applied for a revised FDCP of November 30, 2010 and received approval of the revised date from Perupetro in May 2010.  Unless EWT periods are approved, and upon expiration of such periods, all production will cease until the Company meets the requirements, including installation of water and gas re-injection facilities, to transition to commercial production.

In the Albacora field in Block Z-1, the Company is conducting the initial engineering study on the Albacora field to assess the equipment needs to inject the associated gas and efficiently transition the field into commercial production in order to minimize potential future production interruptions due to EWT regulations.

Extended Well Testing Program

Pending transition to commercial production, the Company has been producing oil in the Corvina and Albacora fields subject to the new EWT regulations as described below.

On January 25, 2010, the Company applied for an extended well testing permit for the first five producing wells in Corvina (the CX11-21XD, CX11-14D, CX11-20XD, CX11-18XD and the CX11-15D wells, collectively the “first five Corvina wells”) to continue gathering data to fully understand the drive mechanisms that are present in Corvina.  On March 23, 2010, the Company received a decision from the DGH notifying the Company of approval to continue extended well testing on its first five Corvina wells until the original FDCP date of May 31, 2010, subject to specific limits on the amount of natural gas flared from each of the first five Corvina wells.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

At June 30, 2010, the Company is producing oil under a testing program from the CX11-17D and A-14XD wells and has limited oil production from the CX11-22D well.  The first five Corvina wells were closed due to the expiration of the EWT period on or about May 31, 2010 and the CX11-19D well was closed in June 2010, in order for the Company to complete a minor workover to the well. The first five Corvina wells will remain closed unless the Company receives approval from the Ministry of Energy and Mines to continue oil production from these wells under another EWT period or the FDCP.

Subsequent to June 30, 2010, the workover on the CX11-19D well was completed, however the Company was not able to place this well on production as the initial six month testing period had expired and the Company is awaiting approval from the Ministry of Energy and Mines to continue oil production from this well.  Also subsequent to June 30, 2010, the Company received initial notice that its applications for the first five Corvina wells and the CX11-19D well to enter an extended well testing period have been denied by the DGH.  The Company has requested the DGH reconsider its denial of the Company’s applications because the Company believes that recent well results further emphasize the need for additional testing.

Additionally, early in July 2010, the Company suspended production from the A-14XD well for approximately two weeks because the initial six month testing period expired.  The Company received a six month extended well testing permit and a six month gas flaring permit that should allow it to continue oil production of this well at or near the same level as the well’s initial six month production for most, if not all, of the permitted period.

Although the Company has requested the DGH reconsider the denial of the EWT and gas flaring permits for the first five Corvina wells and the CX11-19D, no assurance can be given that DGH or the Ministry of Energy and Mines will grant approval of these permits or any future permits requested by the Company. As such, the Company’s current view is that it may only be able to produce its new wells for up to six months under the new well testing regulations.  Testing of these wells beyond the initial six month period will require application to the Ministry of Energy and Mines, which may not grant approval.

With respect to the Corvina field, the Company is drilling an additional well, the CX11-23D, prior to the installation of the gas and water reinjection facilities, which are expected to be completed on or around November 30, 2010.

With respect to the Albacora field, the Company intends to request additional EWT and gas flaring permits for all wells after their initial six month testing period, until the appropriate gas and water reinjection facilities are installed and operational.

Ecuadorian Hydrocarbon Law

Subsequent to June 30, 2010, the Company became aware of a new Ecuadorian hydrocarbon law that will allow the Ecuadorian government to nationalize oil fields if a private operator does not comply with local laws.  The new law went into effect on July 26, 2010.  Besides allowing for the nationalization of private companies that do not comply with local laws, the legislation aims to change current production-sharing arrangements under service contracts in which the government owns the oil and natural gas produced.  The Company is still reviewing the impact of this new law, if any, as it pertains to its 10% net investment interest in an oil and gas property in Ecuador. For further information see Note 7 — “Investment in Ecuador Property”.  However, the Company does not believe any such impact on its Ecuadorian investment will have a material impact on the Company’s overall financial position.

SEC Comments

In connection with a registration statement filed on October 21, 2009 to register shares issued to IFC in a private transaction during September 2009, the Company received comments from the SEC pertaining to its registration statement, Form 10-K for the year ended December 31, 2008, Definitive Proxy Statement filed on April 30, 2009, and Form 10-Q for the period ended September 30, 2009 and the related earnings press release. In general, the questions or comments from the SEC related to: (i) clarifications in several of the Company’s disclosures; (ii) the basis for the assumptions underlying its SEC oil reserves reported for 2008 in light of its actual production performance in 2009; (iii) the reasons its 2009 production fell short of 2008 projections; (iv) the consideration the Company gave to the reasonable certainty of its assumptions underlying its SEC oil reserves and the related accounting reported in its financial statements; and (v) how the Company is taking into consideration certain items and uncertainties for its 2009 reserves report.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

The Company promptly responded to the SEC’s requests and, where appropriate, made clarifications to its disclosures. On April 14, 2010, the SEC notified the Company that they had no further comments at that time.

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 gives Peru employees working in private companies engaged in activities generating income classified as third category income by the Income Tax Law the right to share in the Company’s Peruvian subsidiaries’ profits. According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the rate at 8%. However, in Peru, the Hydrocarbon Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing Other Activities”, thus Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income/(loss) before incomes taxes as reported under GAAP. For the three and six months ended June 30, 2010, approximately $0.7 million and $1.6 million of expense related to profit sharing is included in “General and administrative expense” in the Consolidated Statement of Operations as the Company’s Peruvian subsidiaries have “income subject to taxation” per the Peruvian tax code. For the same periods in 2009, the Company incurred profit sharing expense of $0.2 million and $0.5 million, respectively. The Company is subject to profit sharing expense each year its Peruvian subsidiaries are considered profitable under the Peruvian tax code.

Barge Incident

In August 2006, the Company incurred an operational delay resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bar in Talara Bay in northwest Peru.  The Company expects to file an insurance claim after the dry docking of the vessel, which is scheduled for the first quarter of 2011.  As of June 30, 2010, the Company has not presented a final claim to its insurance carrier for the barge repairs.

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

Performance Bonds and Obligations

As of June 30, 2010, the Company has restricted cash deposits of $4.5 million. In connection with the Company’s properties in Peru, it obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $3.1 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, the Company has $0.8 million of restricted cash to collateralize insurance bonds for import duties related to the Don Fernando barge and $0.6 million of restricted cash to insure certain performance obligations and commitments at the Company’s gas-to-power project site near Tumbes. In addition, the Company has an unsecured performance bond of $0.1 million to guarantee its performance under an office lease agreement in Peru.

GE Turbine Purchase Agreement, Amendment and Letter Agreement

On September 26, 2008, the Company, through its subsidiary Empresa Electrica Nueva Esperanza S.R.L., entered into a $51.7 million contract (the “Agreement”) for the purchase of three LM6000 gas-fired turbines from GE Packaged Power, Inc. and GE International, Inc. Sucursal de Peru (collectively “GE”). The Agreement required an initial down payment of $5.1 million and monthly progress payments of $1.1 million per unit. In January 2009, BPZ and GE entered into an amendment of the contract. Under the terms of the amendment, both GE and BPZ agreed to a suspension period under the Agreement from and including December 15, 2008 through November 15, 2009, whereby no failure on the part of BPZ or GE to perform any obligations under the Agreement would give rise to a breach of contract or the right to terminate the contract, provided the Company make a $3.4 million progress payment no later than February 25, 2009, and a $3.5 million progress payment to GE no later than November 16, 2009. On February 24, 2009, the Company paid the first progress payment of $3.4 million. The Company was still in negotiations with GE to modify the terms of the Agreement at the time the second progress payment was due on November 16, 2009, and GE agreed to a short extension of the deadline for the milestone payment in order to conclude ongoing negotiations with respect to new delivery dates, pricing, payment terms and payment security for the reinstatement of the Agreement. Amended terms were agreed with GE by Letter Agreement on

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

November 20, 2009, at which time the Company made the $3.5 million progress payment. Under the terms of the Letter Agreement, GE and BPZ agreed to a variable monthly payment plan with a final $20.7 million payment due December 1, 2010.  Additionally, should the Company locate a joint venture partner and obtain financing for the three LM6000 gas-fired turbines and services prior to the December 1, 2010 deadline, the Company agrees to pay the final payment under the Letter Agreement within 7 days of obtaining the financing and funding.

Should the Company not make the payments in accordance with the terms of the Letter Agreement, this would result in immediate termination of the Agreement without any additional notice or cure period. As of June 30, 2010, the Company has made payments to GE totaling $21.0 million. Additionally, through August 9, 2010 the Company made additional payments of $2.5 million and plans to meet the remaining payments due throughout 2010 by using proceeds of the convertible debt offering or subsequent project financing. Failure to make any of the remaining progress payments in full would result in a charge-off of all of the previously made progress payments.

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

The Company currently estimates the gas-to-power project will cost approximately $150.0 million, excluding 19% value-added tax which will be recovered via future revenue billings. The $150.0 million includes $130.0 million for the estimated cost of the power plant and $20.0 million for the estimated cost of the construction of the natural gas pipeline. While the Company has identified and held initial discussions with potential joint venture partners for the gas-to-power project, in an attempt to secure additional financing and other resources for the project, the Company has not entered into any definitive agreements with a potential partner. In the event the Company is able to identify and reach an agreement with a potential joint venture partner, it may only retain a minority position in the project. However, the Company expects to retain the responsibility for the construction of the pipeline as well as retain ownership of the pipeline. If the Company is unable to identify and reach an agreement with a potential partner, it plans to continue moving the project forward to completion without a partner. The Company is currently in the process of identifying and securing the additional financing necessary to move the project forward.

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

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 17 — Subsequent Events

The following events took place subsequent to June 30, 2010:

The Company, through its wholly-owned subsidiary BPZ E&P, entered into a short-term 110,000 barrel oil supply agreement with Petroperu. For further information see Note 12, “Revenue”.

The Company received notice regarding the status of its application for an EWT permit for the CX11-19D and first five Corvina wells. For further information see Note 15, “Commitments and Contingencies”.

The Company closed the A-14XD well for approximately two weeks during July until it received EWT and gas flaring permits to re-open the well.  For further information see Note 15, “Commitments and Contingencies”.

The Company purchased the leased production equipment onboard the floating, production, storage and offloading vessel, Namoku. For further information see Note 9, “Long-Term Debt and Capital Lease Obligations”.

The Company issued certain stock-based compensation awards. See Note 10 “Stockholders’ Equity” for further information.

The Company became aware of a new Ecuadorian hydrocarbon law that will allow the Ecuadorian government to nationalize oil fields if a private operator does not comply with local laws.  For further information see Note 15, “Commitments and Contingencies”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” and Item 1A.  “Risk Factors” included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.  The following information contains forward-looking statements that involve risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” below.

BPZ Resources, Inc., a Texas corporation, is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. We are focused on the exploration, development and production of oil and natural gas in Peru and to a lesser extent Ecuador. We also intend to utilize part of our planned future natural gas production as a supply source for the complementary development of a gas-fired power generation facility in Peru which we expect to wholly- or partially-own.

We maintain a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”),  registered in Peru through our wholly-owned subsidiary BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership, and its subsidiary BPZ Energy, LLC, a Texas limited liability company. Currently, we, through BPZ E&P, have exclusive rights and license contracts for oil and gas exploration and production covering a total of approximately 2.2 million acres, in four blocks, in northwest Peru. Our license contracts cover 100% ownership of the following properties: Block Z-1 (0.6 million acres), Block XIX (0.5 million acres), Block XXII (0.9 million acres) and Block XXIII (0.2 million acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII contracts were signed in November 2007. Generally, according to the Organic Hydrocarbon Law No. 26221 and the regulations thereunder (the “Organic Hydrocarbon Law” or “Hydrocarbon Law”), the seven-year term for the exploration phase can be extended in each contract by an additional three years up to a maximum of ten years. However, specific provisions of each license contract can vary the exploration phase of the contract as established by the Hydrocarbon Law. The license contracts require us to conduct specified activities in the respective blocks during each exploration period in the exploration phase. If the exploration activities are successful, we may decide to enter the exploitation phase and our total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production. In the event a block contains both oil and gas, as is the case in our Block Z-1, the 40-year term may apply to oil exploration and production as well.

Additionally, through our wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we own a 10% non-operating working interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement covering the property extends through May 2016.

We are in the process of developing our oil and natural gas reserves. We have been producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under a well testing program and are in the process of satisfying the conditions to transition to commercial production in Corvina.  We are also in the initial stages of appraising, exploring and developing our potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1 and began selling oil during the second quarter of 2010.  From the time we began producing from the CX-11 platform in the Corvina field in November 2007 and the Albacora field in December 2009, through June 30, 2010, we have produced approximately 2.7 million barrels of oil.

At December 31, 2009, we had estimated net proved oil reserves of 37.5 MMBbls, of which 27.5 MMBbls were in the Corvina field and 10.0 MMBbls were from the Albacora field; both fields are located in Block Z-1, located offshore of northwest Peru. Of our total proved reserves, 9.9 MMBbls (26.4%) are classified as proved developed reserves consisting of 10 wells and 27.6 MMBbls (73.6%) are classified as proved undeveloped reserves consisting of 22 future wells. The process of estimating oil and natural gas reserves is complex and requires many assumptions that may turn out to be inaccurate.

Our current activities and related planning are focused on the following objectives:

•                              Transition of the Corvina field in Block Z-1 from extended well testing to commercial production, which involves the installation of equipment necessary to comply with Peruvian environmental and other regulatory requirements.  The anticipated date of FDCP is November 30, 2010;

•                              Development of the Albacora field in Block Z-1 where we have commenced drilling and begun initial production well testing. We will also need to install equipment in Albacora as necessary to comply with Peruvian environmental regulations and are planning on an approximately two-year period to transition to commercial production;

•                              Continued development of our gas-to-power project to monetize our natural gas reserves, which we have identified in Corvina, but for which no market has yet been developed and related financing has yet to be obtained, preventing us from reporting volumes of gas reserves for Securities and Exchange Commission (“SEC”) reporting purposes;

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

Our activities in Peru also include analysis and evaluation of technical data on our other properties, preparation of the development plans for the properties, refurbishment of and designs for platforms to perform our drilling campaigns in the Corvina and Albacora fields in Block Z-1, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits, bringing additional production on-line, seismic acquisition, obtaining detailed engineering and design of the planned power plant and gas processing facilities, executing a contract to purchase three LM 6000 gas-fired turbines and securing the required capital and financing to conduct the current plan of operation.

We have determined our reporting structure provides for only one operating segment as we currently only operate in Peru and have only one customer for our production.

Our Business Plan

Our business plan is to enhance shareholder value through application of our knowledge of our targeted areas in Peru and leveraging management’s experience with the local suppliers and regulatory authorities to effectively and efficiently (i) quantify the potential value of our oil and gas holdings in Peru; (ii) increase production and cash flows from our identified holdings; and (iii) create a revenue stream through implementation of our gas-to-power project, thus increasing shareholder value.

Our management team has extensive engineering, geological, geophysical, technical and operational experience and extensive knowledge of oil and gas operations throughout Latin America and in particular, Peru.

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

Two of the four blocks (Block Z-1 and Block XXIII) contain structures drilled by previous operators who encountered hydrocarbons. However, at the time the wells were drilled, the operators did not consider it economically feasible to produce those hydrocarbons.  Having tested oil in our offshore Block Z-1 in both of our first wells in the Corvina field in 2007, and our first well in Albacora in December 2009, we are focusing on development of the proved oil reserves in those fields.

In addition, our business plan includes a gas-to-power project, which entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple cycle electric generating plant using three LM 6000 gas-fired turbines. The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 320 MW of power. The gas-to-power project will generate a revenue stream by creating a market for the gas discovered in our Corvina field that is currently shut-in.  We plan to utilize part of our future natural gas production as a supply source for the development of a gas-fired power generation facility in Peru, which we currently plan to wholly- or partially-own. This project has not yet been financed and we continue to consider the best financing alternatives for the project.

Extended Well Testing Regulation

On December 13, 2009 new legislation regulating well testing in Peru became effective under a Supreme Decree.  The new regulation provides that all new wells may be placed on production testing for up to six months.  If the operator believes that additional time for testing is needed to properly evaluate the productive capacity of the field, and can technically justify such need, a request for the well to enter into an Extended Well Test (“EWT”) period must be submitted to the General Directorate of Hydrocarbons (“DGH”), the agency of the Ministry of Energy and Mines responsible for regulating the optimum development of oil and gas fields.  The approval process for a EWT permit requires that the DGH request Perupetro’s opinion on the technical justification for the EWT.  After the initial six month period or after an approved EWT program expires, the operator will be required to have the necessary gas and water reinjection equipment in place to continue producing the well according to existing environmental regulations.  For wells that have been under testing for more than six months as of the date of publication of the Supreme Decree, the new regulation provides 30 business days to apply to the DGH for the corresponding EWT permit. Additionally, during both the initial six month testing period and any extended period that may be granted, we must also obtain gas flaring permits for each well in order for us to be in compliance with Peruvian environmental legislation.

Transition to Commercial Production

On December 29, 2009, we received approval, from Perupetro, of our proposed first date of commercial production (“FDCP”), as set forth in the current field development plan (“FDP”) for the Corvina field in Block Z-1, which was May 31, 2010.

We initially planned to have the needed gas and water reinjection facilities at the CX-11 platform by the approved FDCP of May 31, 2010.  However, due to the delayed delivery of certain equipment, we applied for a revised FDCP of November 30, 2010 and received approval of the revised date from Perupetro in May 2010.  Unless EWT periods are approved, and upon expiration of such periods, all production will cease until we meet the requirements, including installation of water and gas re-injection facilities, to transition to commercial production.

In the Albacora field in Block Z-1, we are conducting the initial engineering study on the Albacora field to assess the equipment needs to inject the associated gas and efficiently transition the field into commercial production in order to minimize the potential future production interruptions due to EWT regulations.

Extended Well Testing Program

Pending transition to commercial production, we have been producing oil in the Corvina and Albacora fields subject to the new EWT regulations as described below.

On January 25, 2010, we applied for an extended well testing permit for the first five producing wells in Corvina (the CX11-21XD, CX11-14D, CX11-20XD, CX11-18XD and the CX11-15D wells, collectively the “first five Corvina wells”) to continue gathering data to fully understand the drive mechanisms that are present in Corvina.  On March 23, 2010, we received a decision from the DGH notifying us of approval to continue extended well testing on our first five Corvina wells, until the original FDCP date of May 31, 2010, subject to specific limits on the amount of natural gas flared from each of the first five Corvina wells.

At June 30, 2010, we are producing oil from the CX11-17D and the A-14XD wells and have limited testing oil production from the CX11-22D well.  The first five Corvina wells were closed due to the expiration of EWT period and the CX11-19D well was closed in order for us to complete a minor workover to the well. The first five Corvina wells will remain closed unless we receive approval from the Ministry of Energy and Mines to continue oil production from these wells or the FDCP.

Subsequent to June 30, 2010, the workover on the CX11-19D well was completed, however we were not able to place this well on production because the initial six month testing period had expired and we are awaiting approval from the Ministry of Energy and Mines to continue oil production from this well.  Also subsequent to June 30, 2010, we received initial notice that our applications for the first five Corvina wells and CX11-19D well to enter an extended well testing period have been denied by the DGH.  We have requested the DGH reconsider its denial of our applications because we believe that recent well results further emphasize the need for additional testing.

Additionally in early July 2010, we suspended production from the A-14XD well because the initial six month testing period expired.  However, in July 2010, we received a six month extended well testing permit and a six month gas flaring permit that should allow us to continue oil production of this well at the same level as the well’s initial six month production.

Although we have requested the DGH reconsider the denial of the EWT and gas flaring permits for the first five Corvina wells and the CX11-19D, no assurance can be given that DGH or the Ministry of Energy and Mines will grant approval of these permits or any future permits requested by us. Our current view is that we may be able to produce our new wells for at least six months, under the new well testing regulations.  Testing of these wells beyond the initial six month period will require application to the Ministry of Energy and Mines, which may not grant approval.

With respect to the Corvina field, we plan on drilling an additional well, the CX11-23D, prior to the installation of the gas and water reinjection facilities which is expected to be completed on or around November 30, 2010.

With respect to the Albacora field, we intend to request additional EWT and gas flaring permits for all wells until the appropriate gas and water reinjection facilities are installed and operational.

Oil Development

 General

We will conduct additional drilling activities based in part on an ongoing assessment of economic efficiencies, likely success and logistical issues such as license requirements, scheduling, required maintenance and replacement of equipment.  This assessment could result in increased emphasis and activities on a given prospect and conversely, could result in decreased emphasis on a given prospect for a period of time.  In particular, we will assess allocation of our current resources among the Corvina, Albacora, and Delfin fields and certain onshore prospects as they develop, as well as our gas-to-power project.

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

For Block Z-1, we intend to acquire approximately 1,500 square kilometers of three dimensional (“3-D”) seismic data.  The 3-D seismic data survey will include areas of interest within the Corvina, Albacora, and Delfin fields as well as certain prospects and leads located within the Mero and Piedra Redonda regions and certain deep water leads located within Block Z-1. Additionally, the 3-D seismic survey will include data underneath four existing platforms in the Albacora, Corvina and Piedra Redonda fields.  The seismic data survey will fulfill our commitments under the fourth exploration period of the Block Z-1 license contract if conducted within the allowed contractual time frame.  We initially attempted to conduct this seismic survey in late 2009, but suspended the survey as directed by the Ministry of Energy and Mines, due to issues relating to our corporate social responsibility program and a requirement that all stakeholders in our area of influence understood and participated in the environmental permitting process.  We are currently working on a new seismic environmental permit and we estimate the 3-D seismic data survey to be completed by the end of 2011.

 For Block XXIII, we intend to acquire approximately 360 square kilometers of 3-D seismic data and 290 kilometers of two dimensional (“2-D”) seismic data which will include certain areas of interest within the Palo Santo region and four other prospects that are part of the Mancora gas play.  The seismic survey was initiated in July 2010 and we expect the 3-D and 2-D seismic data survey to be completed by the first quarter of 2011.

For Block XXII, we intend to acquire approximately 260 kilometers of 2-D seismic data on four potential prospects. We expect the 2-D seismic data survey to begin during the fourth quarter of 2010 and be completed by the first quarter of 2011.

Corvina Field

We are producing oil from the CX-11 platform, located in the Corvina field within the offshore Block Z-1, under a well testing program that started on November 1, 2007.  The Corvina field consists of approximately 47,000 acres in water depths of less than 300 feet.  We are currently concentrating our drilling efforts on West Corvina, which consists of 3,500 acres and have completed a total of eight oil wells, the CX11-22D, the CX11-17D, the CX11-19D, the CX11-15D, the CX11-21XD, the CX11-20XD, the CX11-18XD and the CX11-14D.  The oil is delivered by tank vessel to the Petroperu refinery in Talara, located approximately 70 miles south of the platform.  Produced oil is kept in production inventory until such time it is delivered to the refinery.

In February 2010, we completed the CX11-17D well in the Corvina field in offshore Block Z-1 in northwest Peru. The

CX11-17D well is the seventh oil well from the CX-11 platform and has been placed into the production well testing program. The CX11-17D well was drilled and successfully completed into a proved undeveloped area of the Corvina field, targeting sands produced by our other wells.

In late June 2010, we completed a minor workover to the CX11-19D well to isolate a zone that was producing a high rate of gas and to access the lower oil bearing sands not previously tested. In July 2010, production from CX11-19D was stopped as the initial six month testing period expired. Testing still needs to be performed to evaluate the results of the workover.

In late June 2010, we completed the testing of the CX11-22D well in the Corvina field in offshore Block Z-1 in northwest Peru and placed the well into the well testing program in July 2010. The CX11-22D well was drilled in an up dip location of the Corvina field to continue appraising its oil and gas potential.  The well has two drill strings to allow it to simultaneously produce oil and reinject formation water as part of our plan to transition to commercial production in Corvina. The long string of the dual completion string targets one set of oil sands while the short string will be used for water reinjection. The well tested oil but with high gas rates due to gas coming from one of the higher intervals that was opened to help define the gas-oil contact.  The well failed to achieve a consistent initial production rate because of the resulting high gas-to-oil ratios.  Well test data indicates that this is not the gas channeling issue that occurred in previous wells.  To avoid any delays in transitioning Corvina to commercial production, we plan to work over this well to isolate the gas sands once drilling of the CX11-23D is completed and the field enters commercial production.  The CX11-22D is being produced intermittently to manage the amount of gas produced with the oil.

In July 2010, we began drilling the CX11-23D well. This well is expected to be the last well drilled from the CX-11 platform. We expect this well to be completed during the third quarter of 2010. After the completion of the CX11-23D, we plan to begin the installation and commissioning of the gas and water reinjection equipment, in order to meet the revised projected FDCP of November 30, 2010.

Typically, the Corvina oil wells have seen initial production declines rates of approximately 50% during the first year of production before stabilizing. Although each of the Corvina wells have declined differently, partly due to the fact that these wells were completed in different zones and some of the wells encountered mechanical problems, they all have initially shown typical solution gas drive behavior which can lead to significant production declines during the first year before leveling off to sustainable rates. We do not believe these results are indicative of the Corvina field generally, but are instead the result of technical/mechanical problems encountered with our initial wells; however, it is possible we will see similar production declines with new Corvina wells. The representative rates of production decline remain to be determined, as the effective production mechanism in the Corvina field has yet to be fully understood, hence the need to continue testing these initial wells. Further, our ability to produce indicated reserves in Corvina depends on our ability to finance our continued operations, install the necessary gas and water reinjection equipment and get our produced oil to market. While we do not foresee difficulties in meeting these requirements, any failure to do so could negatively affect our indicated reserves and their value as reported under SEC rules. Therefore, in the evaluation of reserves, we attempt to account for all possible delays we can reasonably predict and their impact on the production forecast and remaining reserves to be produced.

Currently, all wells in the Corvina field are being tested and produced under the new well testing regulation giving companies six months to evaluate a well before applying for the extended well testing program. We initially planned to have the needed gas and water reinjection facilities at the CX-11 platform by the initial approved FDCP of May 31, 2010.  However, due to the delayed delivery of certain equipment, we applied for a revised FDCP of November 30, 2010 and received approval for the revised date from Perupetro.

At June 30, 2010, we are producing oil from the CX11-17D well and have limited oil production from the CX11-22D well.  The first five Corvina wells and the CX11-19D well were closed at the end of May 2010 and during June 2010, respectively, and will remain closed unless we receive the EWT and gas flaring approval from the Ministry of Energy and Mines to allow us to continue oil production from these wells, or the First Date of Commercial Production.

We are attempting to have all gas and water reinjection equipment in place by November 30, 2010, as well as have all other requirements complied with, at which time all wells in the Corvina field would be placed into commercial production. Any delays in delivering or commissioning reinjection equipment or delays in other permitting aspects may force us to keep our Corvina wells closed, until we are ready to transition from exploration to exploitation, unless we obtain approval for extended well testing and associated gas flaring for each well as required by Peru regulations.

Albacora Field

The Albacora field is located in the northern part of our offshore Block Z-1 in northwest Peru.  The current area of interest within the Albacora field is a mapped structure of approximately 7,500 acres and is located in water depths of less than 200 feet. In December 2009, we completed our first oil well in the Albacora field, the A-14XD, under a well testing program pursuant to the new regulations.

In January 2010, we commenced drilling the A-15D, the second Albacora well, which was to be drilled to approximately 13,000 feet vertical depth and intended to test prospective sands below the lowest known oil sands tested or produced to date in the field. In mid-January 2010, we stopped oil production and drilling activities in order to install the production equipment on the A platform.  In February 2010, we resumed drilling of the A-15D well as well as resumed testing the A-14XD.

In March 2010, while drilling the A-15D and preparing to run our 9 5/8” casing to the top of the Zorritos formation, we found that the 13 3/8” casing section had been damaged, forcing us to abandon the well. The failure of the 13 3/8” casing was apparently caused by the tilting of the drilling rig, which in turn was evidently caused when one of the main beams supporting the top deck of the platform bent due to the concentration of stresses at the base of the drilling rig.  The platform was temporarily repaired and subsequently, we began drilling the A-16D well, a follow up to the A-15D well, in April 2010.

The A-16D well was originally intended to follow the same trajectory as the A-15D with the same two targets and the same objectives.  However, in May 2010, due to the lack of drilling progress as a result of obstructions present under the seabed, we abandoned the A-16D.  Accordingly, in May 2010, we began drilling the A-17D well.  This well is expected to be completed during the third quarter of 2010.

In May 2010, we, through our wholly-owned subsidiary BPZ E&P, entered into a short-term 400,000 barrel oil supply agreement with Petroperu. Under the terms of the agreement Petroperu agrees to purchase up to 400,000 barrels of crude oil production originating from the Albacora oilfield in Block Z-1. The price per barrel of oil under the agreement is determined using a basket of crude oils based on a 15-day average of Forties, Oman, and Suez blend crude oil prices, as quoted in the Spot Crude Prices Assessment published in Platt’s Crude Oilgram Price Report, minus $3 per barrel and other customary purchase price adjustments. As part of the price adjustments we are allowed to sell oil under the contract as long as the salt content is less than 25 pounds per thousand barrels of oil.  There is no purchase price adjustment associated with salt content if the salt content is less than 10 pounds per thousand barrels.

In July 2010 we, through our wholly-owned subsidiary BPZ E&P, entered into a second short-term 110,000 barrel oil supply agreement with Petroperu. Under the terms of the agreement, Petroperu agrees to purchase the oil production originating from the Albacora oilfield in Block Z-1. The price per barrel of oil under the agreement is the same as under the 400,000 barrel oil supply agreement, however, the per barrel price is minus $4.30 and other customary purchase price adjustments. We are allowed to sell oil under the contract as long as the salt content is less than 60 pounds per thousand barrels of oil.  There is an incremental price adjustment associated with salt content if it is between 25 pounds and 60 pounds of salt per thousand barrels. This contract allows us to sell some of our oil while completing the installation of specialized oil desalting equipment at the Albacora platform.  All 110,000 barrels under this supply agreement were delivered and sold to Petroperu during the month of July 2010. In addition, the A platform was fully repaired.

Consistent with our methodology for Corvina, we have requested our independent petroleum engineers, Netherland, Sewell & Associates, Inc. (“NSAI”), to evaluate the reserves of the Albacora oil field using what we believe are reasonably conservative estimates of known uncertainties, such as the scheduling for drilling and installation of necessary production equipment and the timing duration to apply for and receive the necessary regulatory permits. Therefore, we conservatively simulated the closure of certain production over a period of time reasonably expected to occur while these issues are being resolved.

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

Under the September 15, 2009 Subscription Agreement, we committed to file a registration statement with the SEC covering the shares no later than 45 days after the closing with respect to such shares, and used our reasonable best efforts to obtain its effectiveness. On October 21, 2009, we filed a registration statement with the SEC covering the shares. Subsequently, we received comments from the SEC pertaining to our registration statement, Form 10-K for the year ended December 31, 2008, Definitive Proxy Statement filed on April 30, 2009, Form 10-Q for the period ended September 30, 2009 and the related earnings press release as described below under “SEC Comments”. We promptly responded to the SEC’s requests. In May 2010, we filed an amended registration statement with the SEC and the amended registration statement was declared effective later that month. No penalty payments were associated with the delay in obtaining effectiveness of the registration statement.

Gas-to-Power Project

The Corvina gas-to-power project entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and a 135 megawatt (“MW”) simple-cycle power generation facility.  The proposed power plant site is located adjacent to an existing substation and power transmission lines which, after the Peruvian government completes its expansion, are expected to be capable of handling up to 320 MW of power. The existing substation and transmission lines are owned and operated by third parties.

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

We currently estimate the gas-to-power project will cost approximately $150.0 million, excluding 19% value-added tax which will be recovered via future revenue billings.  The $150.0 million includes $130.0 million for the estimated cost of the power plant and $20.0 million for the natural gas pipeline. While we have identified and held initial discussions with potential joint venture partners for the gas-to-power project, in an attempt to secure additional financing and other resources for the project, we have not entered into any definitive agreements with a potential partner.  In the event we are able to identify and reach an agreement with a potential joint venture partner, we may only retain a minority position in the project. However, we expect to retain the responsibility for the construction and ownership of the pipeline. If we are unable to identify and reach an agreement with a potential partner, we plan to continue moving the project forward to completion without a partner. We are currently in the process of identifying and securing the additional financing necessary to move the project forward.

SEC Comments

In connection with a registration statement filed on October 21, 2009 to register shares issued to IFC in a private transaction during September 2009, we received comments from the SEC pertaining to our registration statement, our Form 10-K for the year ended December 31, 2008, our Definitive Proxy Statement filed on April 30, 2009, and our Form 10-Q for the period ended September 30, 2009 and the related earnings press release. In general, the questions or comments from the SEC related to: (i) clarifications in several of our disclosures; (ii) the basis for the assumptions underlying our SEC oil reserves reported for 2008 in light of our actual production performance in 2009; (iii) the reasons our 2009 production fell short of 2008 projections; (iv) the consideration we gave to the reasonable certainty of our assumptions underlying our SEC oil reserves and the related accounting reported in our financial statements; and (v) how we are taking into consideration certain items and uncertainties for our 2009 reserves report. We promptly responded to the SEC’s requests and, where appropriate, made clarifications to our disclosures. On April 14, 2010, the SEC notified us that they had no further comments at that time.

Results of Operations

The following table sets forth revenues and operating expenses for the three and months ended June 30, 2010 and 2009:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands except per bbl information)			(in thousands except per bbl information)
Net sales volume:
Oil (MBbls)	304	206	98	647	537	110

Net revenue:
Oil	$22,397	$11,049	$11,348	$46,442	$24,274	$22,168

Average sales price (approximately):
Oil (per Bbl)	$73.71	$53.68	$20.03	$71.76	$45.23	$26.53

Operating expenses
Lease operating expense	5,578	7,876	(2,298)	10,342	11,854	$(1,512)
General and administrative expense	8,203	7,998	205	16,229	16,481	(252)
Geological, geophysical and engineering expense	402	553	(151)	903	899	4
Depreciation, depletion and amortization expense	8,045	5,508	2,537	17,534	13,386	4,148
Total operating expenses	$22,228	$21,935	$293	$45,008	$42,620	$2,388

Operating income (loss)	$169	$(10,886)	$11,055	$1,434	$(18,346)	$19,780

Net Revenue

For both the three and six months ended June 30, 2010 and 2009, all oil sales were from oil produced under the Peruvian well testing regulations.

For the three months ended June 30, 2010, our net revenue increased by $11.3 million to $22.4 million from $11.0 million for the same period in 2009. The increase in net revenue is due to an increase of $20.03, or 37%, in the average per barrel sales price received and an increase in the amount of oil sold, 98 MBbls. During the second quarter of 2010, oil prices have remained consistent at $70 - $80 per barrel compared to steadily increasing prices in the second quarter of 2009 which rose steadily from $48 -$68 per barrel.

For the three months ended June 30, 2010, we had seven producing wells in the Corvina field and one producing well in the Albacora field compared to five producing wells in the Corvina field during the same period in 2009. This resulted in an increase in total oil production of 166 MBbls to a total of 375 MBbls produced during the three months ended June 30, 2010 compared to 209 MBbls during the same period in 2009. Although total production increased, due to the high salt content within the oil produced from the Albacora field, the majority of oil produced from the Albacora field, except 28 MBbls which we sold, is included in inventory, 193,186 barrels at June 30, 2010. We recently signed an oil sales contract for oil to allow us to sell 110 MBbls of oil originating from the Albacora field with salt content of up to 60 pounds per thousand barrels.  We are also in the process of installing and commissioning specialized desalting equipment at the Albacora platform that should allow us to further reduce the salt content to levels acceptable by Petroperu.

Although the number of wells contributing to sales increased in 2010, we constrained the oil production from all our wells in Corvina, except the CX11-17D and CX11-19D, in order to comply with the natural gas flaring limits set by the DGH. In addition, oil production from the CX11-14D well has been suspended since November 7, 2009 due to water issues in production that caused sand production and lifting issues. In June 2010, we suspended oil production from the CX11-19D well in order to perform a workover of that well and only obtained limited test production from the CX11-22D well.  After the workover was completed on the CX11-19D well in July 2010, the well was closed as the initial six month testing period had expired. In summary, the majority of oil produced and sold in the three months ended June 30, 2010 came from the latest wells, the CX11-17D and CX11-19D, which were not constrained by the gas flaring limits during the quarter.  During the three months ended June 30, 2009, oil production from the CX11-20XD well was partially suspended due to workover of the well and we had limited oil production from the CX11-15D well as that well was completed and brought onto production towards the end of the quarter.

For the six months ended June 30, 2010, our net revenue increased by $22.1 million to $46.4 million from $24.3 million for the same period in 2009. The increase in net revenue is due to an increase of $26.53, or 59%, in the average per barrel sales price received and an increase in the amount of oil sold, 110 MBbls. During the six months ended June 30, 2010, oil prices have remained consistent at $70 - $80 per barrel compared to steadily increasing prices in 2009 which rose steadily from $31 -$68 per barrel.

For the six months ended June 30, 2010, we had seven producing wells in the Corvina field and one producing well in the Albacora field compared to five producing wells in the Corvina field during the same period in 2009. This resulted in an increase in total oil production of 270 MBbls to a total of 834 MBbls produced during the six months ended June 30, 2010 compared to 565 MBbls during the same period in 2009. Although total production increased, due to the high salt content within the oil produced from the Albacora field, the majority of oil produced from the Albacora field is included in inventory (approximately 193 MBbls at June 30, 2010). In July 2010, we signed an oil sales contract for oil to allow us to sell 110 MBbls of oil originating from the Albacora field with salt content of up to 60 pounds per thousand barrels. All 110 MBbls of oil were delivered and sold to Petroperu during July.  We are also in the process of installing specialized desalting equipment at the Albacora platform that should allow us to further reduce the salt content to levels acceptable by Petroperu in order to re-initiate sales under the original 400,000 barrels short-term contract.

We are currently attempting to have all the required Corvina gas and water reinjection equipment in place by November 30, 2010, as well as have all other requirements complied with, at which time all wells in the Corvina field would be placed into commercial production. Although we have submitted reconsideration requests for EWT and gas flaring permits for the first five Corvina wells and the CX11-19D well and plan to request additional EWT and gas flaring permits for all wells completed in the Albacora field until the appropriate gas and water reinjection facilities are installed and operational, there can be no assurance that the Ministry of Energy and Mines will grant approval of these permits or any future permits requested by us. Under the current Peruvian well testing regulation, new wells may be tested for a period of six months. Testing of these wells beyond the initial six month period will require application to the Ministry of Energy and Mines, which may not grant approval. We may also be required to obtain corresponding gas flaring permits from DGH, which may not grant them.

The revenues above are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro as stipulated in the Block Z-1 license agreement based on production levels. However, the royalty calculation is based on the prior five-day average of a blend of crude oil prices before the crude oil delivery date, as opposed to the price we receive for oil which is based on the prior two-week average of a blend of crude oil prices before the crude oil delivery date. For both the three and six months ended June 30, 2010, the revenues received by us are net of royalty costs of approximately 5% of gross revenues or $1.2 million and $2.6 million, respectively. For same periods in 2009, the revenues received by us are net of royalty costs of approximately 5% of gross revenues or $0.6 million and $1.4 million, respectively.

Lease Operating

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among others, workover expenses, operator fees, processing fees, insurance and transportation.  For the three months ended June 30, 2010, lease operating expenses decreased by $2.3 million to $5.6 million ($18.35 per Bbl) from $7.9 million ($38.23 per Bbl) for the same period in 2009. The decrease in the lease operating expenses is comprised of decreased workover expenses of $1.6 million, decreased underwater flowline expenses of $1.3 million and increased expenses transferred to oil inventory of $1.7 million.  Partially offsetting these decreases to expense are increases in equipment rental expense of $0.2 million, increased crude oil transportation costs of $0.6 million, increased lab fees of $0.3 million, increased pumping service costs of $0.4 million and increased fuel costs of $0.8 million.

For the six months ended June 30, 2010, lease operating expenses decreased by $1.5 million to $10.3 million ($15.98 per Bbl) from $11.9 million ($22.09 per Bbl) for the same period in 2009. The decrease in the lease operating expenses is comprised of decreased workover expenses of $1.6 million, decreased underwater flowline expenses of $1.2 million and increased expenses transferred to oil inventory of $3.2 million.  Partially offsetting these decreases to expense are increases in equipment rental expense of $0.2 million, increased crude oil transportation costs of $2.0 million, increased lab fees of $0.3 million, increased maintenance and barge repairs of $0.5 million, increased pumping service costs of $0.4 million and increased fuel costs of $1.1 million.

For both the three and six months ended June 30, 2010 compared to the same periods in 2009, the decrease in lease operating expense is due to lower workover expenses and flowline repair expenses.  The majority of increases in other expenses, including crude oil transportation costs, lab fees, pumping services, and fuel costs, are being included in oil inventory costs as the majority of oil production from the Albacora field is being held in inventory (193,186 barrels at June 30, 2010) until we are able to deliver and sell the oil to Petroperu.  The reason for the increase in expenses, including crude oil transportation costs, lab fees, pumping services, and fuel costs,  is that we are operating in two fields in 2010 while we were operating in only one field for the same period in 2009. In February 2010, we began chartering a double-hull tanker with a capacity of approximately 65,000 barrels and leasing a storage vessel with capacity of approximately 160,000 barrels in order to upgrade our oil transportation and storage capabilities.  Therefore, we expect the per barrel amount of lease operating expense to increase until oil production and sales increase to a sufficient level to reduce per barrel expense of the monthly chartering and leasing costs and operating costs associated with these additional vessels.

General and Administrative

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the three months ended June 30, 2010, general and administrative expenses increased $0.2 million to $8.2 million from $8.0 million for the same period in 2009.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $2.3 million to $1.4 million for the three months ended June 30, 2010 from $3.7 million for the same period in 2009. The decrease in stock-based compensation expense is due to the vesting of the majority of awards granted in 2007 and 2008, which were granted at a time when the grant date fair value was higher due to the high price of our common stock. Also contributing to the decrease in stock based compensation is approximately $0.7 million of stock-based compensation expense related to the accelerated vesting of certain restricted stock and stock option awards granted to a former member of the Board of Directors that occurred during the second quarter of 2009, which did not occur during the same period in 2010. Other general and administrative expenses increased $2.5 million to $6.8 million from $4.3 million for the same period in 2009. The $2.5 million increase is due to increased salary and salary related expenses of $1.0 million, increased professional fees of $1.0 million, which includes legal, consulting, accounting, and contract labor fees,  increased transportation costs of $0.1 million, increased rent and equipment rental charges of $0.2 million and increased non-deductible tax expenses of $0.1 million. .

For the six months ended June 30, 2010, general and administrative expenses decreased $0.3 million to $16.2 million from $16.5 million for the same period in 2009.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $3.7 million to $3.3 million for the six months ended June 30, 2010 from $7.0 million for the same period in 2009. The decrease in stock-based compensation expense is due to the decrease in fair market value of awards granted in 2010 as a result of the decline in the stock price of BPZ and we are no longer recognizing as much stock compensation expense as a result of awards granted in previous years, with high grant date fair values, as these awards have vested. Also contributing to the decrease in stock based compensation is approximately $0.7 million of stock-based compensation expense related to the accelerated vesting for certain restricted stock and stock option awards granted to a former member of the Board of Directors and that occurred during the second quarter of 2009 which did not occur during the same period in 2010. Other general and administrative expenses increased $3.5 million to $12.9 million from $9.5 million for the same period in 2009. The $3.5 million increase is due to increased salary and salary related expenses of $2.0 million, increased consulting fees of $0.9 million, increased maintenance and repair expense of $0.3 million and increased rent expense of $0.3 million.

For both the three and six months ended June 30, 2010, the increase in salary and salary related expenses results from an aggregate bonus of $1.3 million awarded to certain executive and other key personnel during the current year with no corresponding bonuses awarded during the same periods in 2009.  Also contributing to the increase in salary and salary related expenses is increased profit sharing expense. The increase in professional fees is due to increased reserve engineering analysis and consulting for vessel leasing activities. The increase in rent expense is due to the rental of new office space for our Peru office in the current year.

Geological, Geophysical and Engineering

Geological, geophysical and engineering expenses include laboratory, environmental and seismic acquisition related expenses. For the three months ended June 30, 2010, geological, geophysical and engineering expenses decreased $0.2 million to $0.4 million compared to $0.6 million for the same period in 2009. For the six months ended June 30, 2010 and 2009, geological, geophysical and engineering expenses remained flat at $0.9 million.

Depreciation, Depletion and Amortization

For the three months ended June 30, 2010, depreciation, depletion and amortization expense increased $2.5 million to $8.0 million from $5.5 million for the same period in 2009. For the six months ended June 30, 2010, depreciation, depletion and amortization expense increased $4.1 million to $17.5 million from $13.4 million for the same period in 2009. For both the three and six months ended June 30, 2010 and 2009, the majority of depletion expense comes from oil sold from the Corvina field. The depletion of Albacora costs are included in oil inventory until such time as we are able to sell the oil being stored to Petroperu. For the three months ended June 30, 2010, the increase in depreciation, depletion and amortization expense is due to increased sales and production compared to the same period in 2009.  For the six months ended June 30, 2010, the increase in depreciation, depletion and amortization expense is due to increased depletion expense as a result of a reduction in the reserve base in 2009 that is partially offset by a decrease in the average costs being amortized as the newer wells being brought onto production have cost less to drill and complete. The 2009 reserve analysis as prepared by NSAI included a 1.6 MMBbls negative revision in reserves due to the lower than expected performance of the CX11-14D, CX11-18XD, and CX11-20XD wells.

Other Income (Expense)

For the three months ended June 30, 2010, income from our investment in Ecuador property, net of investment amortization, increased by $400,000 to income of $353,000 from an expense of $47,000 in 2009.  For the six months ended June 30, 2010, income from our investment in Ecuador property, net of investment amortization, increased by $400,000 to income of $306,000 from an expense of $94,000 in 2009.  For both periods, the difference is due to receiving $400,000 in payments during the three and six months ended June 30, 2010, with no corresponding payments during the same periods in 2009. For both the three and six months ended June 30, 2010 and 2009, investment income / (expense) includes amortization expense of approximately $47,000 and $94,000, respectively.

For the three months ended June 30, 2010, we recognized approximately $3.7 million of net interest expense which includes $6.8 million of interest expense reduced by $2.9 million of capitalized interest expense. For the same period in 2009, we did not recognize any interest expense as we capitalized all interest expense of $1.2 million to construction in progress. For the six months ended June 30, 2010, we recognized approximately $5.7 million of net interest expense which includes $10.0 million of interest expense reduced by $4.3 million of capitalized interest expense. For the same period in 2009, we did not recognize any interest expense as we capitalized all interest expense of $2.2 million to construction in progress.  For both the three and six months ended June 30, 2010, the increase in interest expense is due to the $170.9 million of 2015 Convertible Notes issued in the current year.

For the three months ended June 30, 2010, other expense decreased by $0.5 million to income of approximately $5,000 in 2010 from an expense of $0.5 million in 2009.  For the six months ended June 30, 2010, other expense decreased by $1.3 million to income of approximately $11,000 in 2010 from an expense of $1.3 million in 2009. The reason for the decrease in expense is due to approximately $1.3 million of expense incurred in 2009 that was not repeated in 2010. Approximately $0.8 million of the $1.3 million was incurred during the first quarter of 2009 and related to the settlement of a disputed contractual obligation with a former consultant concerning services provided to both BPZ and its predecessor at the time BPZ became publicly traded.  An additional $0.4 million of the $1.3 million was recognized during the second quarter of 2009 and relates to stock options awarded to a former member of the Board of Directors that was recognized upon issuance of the award.

Income Taxes

For the three and six months ended June 30, 2010, we recognized an income tax provision of approximately $1.0 million and $2.2 million, respectively, on a net loss before income tax of approximately $3.2 million and $3.9 million, respectively. For the same periods in 2009, we recognized an income tax benefit of approximately $1.7 million and $2.9 million, respectively, on a net loss before income tax of approximately $11.5 million and $19.7 million, respectively. The difference between the effective tax rate recognized and the 22% statutory rate provided for under the Block Z-1 License Contract is largely due to:

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

•      The increase in our deferred tax asset balance is primarily due to the inability to deduct, for Peruvian income tax purposes, the amortization associated with its total investment, including both intangible drilling as well as exploration costs associated with Block Z-1.  As a result, we are subject to tax prepayments on a taxable income even though we incurred a book loss.  This will continue until we transition into the commercial stage of production as defined under the Block Z-1 License Contract.

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. For both the three and six months ended June 30, 2010 and 2009, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during those periods.

For the three months ended June 30, 2010, our net loss decreased $5.6 million to a net loss of $4.3 million or ($0.04) per basic and diluted share from net loss of $9.8 million or ($0.10) per basic and diluted share for the same period in 2009. For the six months ended June 30, 2010, our net loss decreased $10.8 million to $6.0 million or ($0.05) per basic and diluted share from $16.9 million or ($0.18) per basic and diluted share for the same period in 2009.

Liquidity, Capital Resources and Capital Expenditures

At June 30, 2010, we had cash and cash equivalents of $93.2 million and current accounts receivable related to our June oil sales of $2.5 million, all of which was collected in July 2010. We also had $31.0 million in Value-Added Tax receivable, which we will collect over time as we invoice our oil sales.

At June 30, 2010, we had trade accounts payable and accrued liabilities of $34.8 million.

At June 30, 2010, our outstanding long-term debt and short-term debt consisted of a $15.0 million IFC Facility bearing interest at LIBOR plus 2.75% due December 31, 2012 and 2015 Convertible Notes whose net amount of $138.1 million includes the $170.9 million of principal reduced by $32.8 million of the remaining unamortized discount. At June 30, 2010, the current and long-term portions of our capital lease obligations, primarily related to the barges used in our marine operations were $4.5 million and $5.5 million, respectively.

	For the Six Months Ended
	June 30,
Cash Flows	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$(12,661)	$(13,405)
Investing activities	(74,124)	(29,531)
Financing activities	161,863	125,329

Operating Activities

Cash used in operating activities decreased by $0.7 million to a use of cash of $12.7 million for the six months ended June 30, 2010 from a use of cash of $13.4 million for the same period in 2009. The change in cash flow before changes in operating assets and liabilities increased by $13.6 million reflecting a lower net loss of $10.8 million due to higher oil production revenues and higher non-cash amortization during 2010 compared to 2009. Changes in operating assets and liabilities provided a use of cash of $12.8 million.  The increase in the use of cash is due to: (1) lower account receivable balances due to the timing of oil deliveries and payments of those deliveries, $2.2 million; (2) increase in inventory balances due increased pipe, casing and accessories and higher oil inventory balances, $8.0 million; (3) increase in other assets to secure additional pipe, casing and accessories, $4.1 million.  Offsetting these uses of cash are changes in operating assets and liabilities including: (1) increases to the value-added tax receivable as a result of increased expenses, $1.4 million; and (2) increases in the change to net liabilities of $0.1 million.

Investing Activities

Net cash used in investing activities increased by $44.6 million to cash used in investing activities of $74.1 million for the six months ended June 30, 2010 from $29.5 million in 2009 and is due to increased capital expenditures of $44.9 million in 2010 as our operations included two fields in 2010, the Corvina and Albacora fields, as opposed to operating only one field during the same period in 2009, the Corvina field. Also contributing to the change in investing activities are changes in restricted cash providing a use of cash of $0.3 million.

2010 Equipment Activity

During the six months ended June 30, 2010, we incurred capital expenditures of approximately $76.4 million associated with our development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of proprietary gas-fired power generation facility in Peru.

Of the incurred costs mentioned above, we incurred capital expenditures related to the drilling and testing of the CX11-15D, CX11-23D ,CX11-17D and CX11-22D in the Corvina field of approximately $0.5 million, $0.2 million, $7.3 million and $18.4 million, respectively. In the Albacora field, we incurred capital expenditures related to the drilling of the A-15D, A-16D and A-17D of approximately $8.6 million, $6.5 million and $7.3 million, respectively.

In 2009, we entered into a lease-purchase agreement to acquire the Don Fernando barge to serve as a construction lay barge as well as tender assist barge for drilling and construction operations and may be fitted to lay subsea pipe for the gas-to-power project.

During the six months ended June 30, 2010, we capitalized an additional $2.9 million in order to have the barge ready to support our operations.

For the further development of the planned gas-fired power generation facility, BPZ incurred costs of approximately $5.6 million as part of our agreement to purchase three LM6000 gas-fired turbines.

For the six months ended June 30, 2010, we incurred approximately $1.8 million for upgrades to our existing platforms as well as costs incurred in the construction of new platforms. In addition, we incurred $2.9 million in equipment for our production facilities at the A platform in Albacora and the CX-11 platform in Corvina. We incurred $5.1 million for the purchase of machinery and equipment used in operations in Peru, $0.3 million for the Caleta La Cruz dock refurbishment, $3.5 million in assets in transit, $0.5 million in furniture and improvements related to the new offices in Peru and $0.2 million related to the asset retirement obligation for the CX11-17D and CX11-22D wells.

For the three and six months ended June 30, 2010, in accordance with the “successful efforts” method of accounting, we capitalized approximately $0.5 million and $0.9 million of depreciation expense, respectively, mainly related to the tender assist barges serving as support equipment, and $2.9 million and $4.3 million of interest expense, respectively, to construction in progress. For the same periods in 2009, we capitalized approximately $0.4 million and $0.7 million of depreciation expense, respectively, and $1.2 million and $2.2 million of interest expense, respectively, to construction in progress.

For the three and six months ended June 30, 2010, we recognized $8.0 million and $17.5 million of depreciation, depletion and amortization expense, respectively. For the same periods in 2009, we recognized $5.5 million and $13.4 million of depreciation, depletion and amortization expense, respectively.

Financing Activities

Cash provided by financing activities increased by $36.5 million to $161.9 million for the six months ended June 30, 2010 compared to $125.3 million for the same period in 2009. The increase in cash provided by financing activities is due to increased borrowings of $169.9 million and lower repayments of borrowings of $0.3 million that is partially offset by an increase in cash paid for debt issue costs of $6.1 million a lesser amount raised cash raised through equity issuances in 2009 of $127.6 million.

Shelf Registration

To finance our operations we may sell additional shares of our common stock. Our certificate of formation does not provide for pre-emptive rights, although we may grant similar rights by contract from time to time. We currently have approximately $134.6 million in common stock available under an effective shelf registration statement, which we may sell from time to time in one or more offerings pursuant to underwritten public offerings, negotiated transactions, block trades or a combination of these methods. This registration statement is set to expire on December 7, 2010.

Long-Term Debt and Capital Lease Obligations

At June 30, 2010 and December 31, 2009 long-term debt and capital lease obligations consist of the following:

	June 30, 2010	December 31, 2009
	(in thousands)

$15 million IFC Senior Note, Libor plus 2.75%, due 2012	$15,000	$15,000
$170.9 million Convertible Notes, 6.5%, due 2015, net of discount of ($32.8) million	138,090	—
Capital Lease Obligations	9,973	11,910
Other	—	1,023
	163,063	27,933
Less: Current Portion of Long-Term Debt and Capital Lease Obligations	9,493	5,352
	$153,570	$22,581

$170.9 million Convertible Notes due 2015

In February and March 2010, we closed on the private offering for an aggregate $170.9 million convertible notes due 2015 (the “2015 Convertible Notes”). The 2015 Convertible Notes offering was comprised of (i) the initial $140.0 million of 2015 Convertible Notes sold in an initial private offering, (ii) the exercise, by the initial purchaser, of a 30-day option to purchase an additional $21.0 million of 2015 Convertible Notes, and (iii) IFC’s election to participate in the offering, pursuant to a contractual right, for an additional $9.9 million of 2015 Convertible Notes, bringing the total proceeds of the private offering to $170.9 million. The 2015 Convertible Notes were sold to an initial purchaser who then sold the notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The $170.9 million of 2015 Convertible Notes were issued pursuant to an indenture dated February 8, 2010, between us and Wells Fargo Bank, National Association, as trustee (“the Indenture”).

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

Holders may convert their 2015 Convertible Notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date under the following circumstances:

(1) during any fiscal quarter (and only during such fiscal quarter) commencing after June 30, 2010, if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price of the 2015 Convertible Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

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

Net proceeds from the sale of the 2015 Convertible Notes, after deducting the discounts and commissions and any offering expenses payable by us, was approximately $164.9 million.  The initial purchaser received commissions of approximately $5.5 million in connection with the sale of the 2015 Convertible Notes and we incurred approximately $0.6 million of direct expenses in connection with the offering.  We intend to use the net proceeds for general corporate purposes, including without limitation, capital expenditures and working capital, reduction or refinancing of debt, or other corporate obligations.

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

We estimated our non-convertible borrowing rate at the date of issuance of our 2015 Convertible Notes to be 12%.  The 12% non-convertible borrowing rate represents the borrowing rate of similar companies with the same credit quality as ours and was obtained through a quote from the initial purchaser. Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, we estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million. The discount will be amortized as non-cash interest expense into income over the life of the notes using the interest method. In addition, we recorded approximately $4.8 million of the $6.1 million of fees and commissions as debt issue costs that will be amortized over time using the interest method as interest expense. The remaining $1.3 million of fees and commissions will be treated as an original issue discount against the value of the equity component. We estimate the cash payments related to the 2015 Convertible Notes, assuming no conversion, for the years ended 2010, 2011, 2012, 2013, 2014 and thereafter to be approximately $6.4 million, $11.1 million, $11.1 million, $11.1 million, $11.1 million and $176.5 million, respectively.

As of June 30, 2010, the net amount of $138.1 million includes the $170.9 million of principal reduced by $32.8 million of the remaining unamortized discount. The net amount of the equity component is $33.3 million which includes the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs. The remaining unamortized discount of $32.8 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At June 30, 2010, using the current conversion rate of 148.3856 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into 25,364,737 shares of common stock.  However, we are currently limited, by NYSE rules, to issuing up to 23,031,663 shares (19.99% of the stock outstanding at the time of the issuance of the 2015 Convertible Notes) in satisfaction of conversion of the 2015 Convertible Notes. Should we need to issue shares in excess of the 19.99% limit, we would need approval by the affirmative vote of the majority of shareholders in order to issue the shares in excess of the 19.99% limit. As of June 30, 2010, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of our common stock at June 30, 2010, $4.15 per share, is less than the conversion price.

For both the three and six months ended June 30, 2010, the effective interest rate for the 2015 Convertible Notes is 12%; including the amortization of debt issue costs, the effective interest rate is 12.6%.

The amount of interest expense related to 2015 Convertible Notes for the three months ended June 30, 2010 is $5.1 million, disregarding capitalized interest considerations, and includes $3.6 million of interest expense related to the contractual interest coupon, $1.3 million of non-cash interest expense related to the amortization of the discount and $0.2 million of interest expense related to the amortization of debt issue costs.  There were no similar expenses for the same period in 2009.

The amount of interest expense related to 2015 Convertible Notes for the six months ended June 30, 2010 is $6.5 million, disregarding capitalized interest considerations, and includes $4.5 million of interest expense related to the contractual interest coupon, $1.7 million of non-cash interest expense related to the amortization of the discount and $0.3 million of interest expense related to the amortization of debt issue costs.  There were no similar expenses for the same period in 2009.

$15.0 Million IFC Reserve-Based Credit Facility

We have a $15.0 million reserve-based lending facility (“IFC Facility”) agreement (the “Loan Agreement”) with IFC through our subsidiaries BPZ E&P and BPZ Marine Peru S.R.L. as borrowers. The reserve-based lending facility matures in December 2012.

The reserve-based lending facility bears interest at an approximate rate of LIBOR plus 2.75%, currently equivalent to 3.5% based on the six month LIBOR rate of 0.75% at June 30, 2010.  The maximum amount available under this facility begins at $15.0 million and will be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The amount available under the Loan Agreement is subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, we are subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest coverage ratio. In February 2010, we received a waiver from IFC for the life of field coverage ratio and life of loan coverage ratio through August 2010. We also requested and received a waiver and amendment from IFC which extended the period of time to assign a first priority lien on Empresa Electrica Nueva Esperanza S.R.L.’s interest in the Agreement with GE for three gas-fired turbines to IFC until December 2010. Accordingly, we were in compliance with all material covenants of the Loan Agreement as of June 30, 2010.

The Loan Agreement provides for events of default customary for agreements of this type, including, among other things, payment breaches under any of the finance documents for the first and second tranche of the senior debt; failure to comply with obligations; representation and warranty breaches; expropriation of the assets, business or operations of any borrower; insolvencies of any borrower; certain attachments against the assets of any borrower; failure to maintain certain authorizations with respect to any financing documents with the IFC, the development and operation of the Corvina field in Block Z-1, any additional petroleum assets under license contracts with Perupetro or certain other key agreements; revocation of any financing or security documents with the IFC or certain key agreements; defaults on certain liabilities; the incurrence of certain judgments against the borrower or any subsidiary; abandonment or extended business interruption of the Corvina field or certain other petroleum assets; engagement in certain sanctionable practices; or the enactment of restrictions in Peru that could inhibit any payment a borrower is required to make under the financing documents with the IFC.

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

Other

In July 2009 we, through our subsidiary, BPZ E&P, entered into a $5.1 million short-term loan agreement to finance the purchase of casing and accessories for use in our current and future operations. The $5.1 million short-term loan bore an annual interest rate of 5.45% and was to be repaid in five monthly installments of approximately $1.0 million starting September 2009.  In connection with the $5.1 million short-term loan agreement, we were required to deposit $1.0 million with the lending institution as a guaranty for the loan.  The $1.0 million was to be applied to the last installment of the loan repayments. In January 2010, the remaining principal amount of approximately $1.0 million, along with the accrued interest due, was repaid with the $1.0 million deposit and cash.

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

Subsequent to June 30, 2010, we exercised the second year purchase option and purchased the capital lease production equipment used on board our floating, production, storage and offloading vessel, the Namoku.

For the three and six months ended June 30, 2010, we recognized approximately $3.7 million and $5.7 million of net interest expense, respectively, which includes $6.6 million and $10.0 million of interest expense, respectively, reduced by $2.9 million and $4.3 million of capitalized interest expense, respectively. For the same periods in 2009, we did not recognize any interest expense as we capitalized all interest expense of $1.2 million and $2.2 million, respectively, to construction in progress.

Performance Bonds

As of June 30, 2010, we have restricted cash deposits of $4.5 million. In connection with our properties in Peru, we have obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $3.1 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, we have $0.8 million of restricted cash to collateralize insurance bonds for import duties related to the Don Fernando barge and $0.6 million of restricted cash to insure certain performance obligations and commitments at our gas-to-power project site near Tumbes. In addition, we have an unsecured performance bond of $0.1 million to guarantee our performance under an office lease agreement in Peru.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, legal requirements or rental practices.

Liquidity Outlook

  We estimate for the remaining half of 2010 our required principal and interest payments for our outstanding debt to be approximately $8.3 million, our required principal and interest payments for our capital lease obligations to be approximately $3.5 million, our operating lease payments to be approximately $13.7 million and capital expenditures to be approximately $100.4 million (which includes $63.3 million for the drilling, development and production in the Corvina field and Albacora field, both fields are located in Block Z-1 in northwest Peru, $2.3 million in other capitalized costs, $4.1 million for additional marine support operations and $30.7 million for the three LM6000 gas-fired turbines). In addition, we expect to incur approximately $18.0 million in seismic acquisition costs for Blocks XXII and XXIII.

Our major sources of funding to date have been through oil sales, equity raises, convertible debt issuances and, to a lesser extent, debt financing activities.  With our current cash balance, current and prospective Corvina and Albacora oil development cash flow, our recent convertible debt issuance, other potential third-party financing and potential financing from future equity raises, we believe we will have sufficient capital resources to execute our current Corvina and Albacora oil development projects as well as service our current debt obligations and plan to continue pursuing our gas-to-power project once project funding becomes available. However, the timing and execution of our project is dependent on a variety of factors, including the technical design of facilities, permitting approval, timely installation of reinjection equipment and transition to commercial production, availability of equipment, time and costs required for delivery of materials and construction operations, performance by contractors and the success of planned financing, many of which factors are outside our control and cannot be assured.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  Market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, satisfaction of well testing period requirements, successful installation of required permanent processing facilities, receipt of all required permits, successful installation of reinjection equipment and transition to commercial production, successful installation and operation of the new turbines, availability of capital resources, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to our Company is included in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

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

Interest Rate Risk.

As of June 30, 2010, we had long-term debt and capital lease obligations of approximately $153.6 million and current maturities of long-term debt and capital lease obligations of approximately $9.5 million, consisting of the current portion of our IFC loan, capital lease obligations for barges and production equipment and loans for office furniture.

The $15.0 million reserve-based lending facility is variable rate debt and bears interest at an approximate rate of LIBOR plus 2.75%. The variable rate debt exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from June 2010 levels, interest expense would increase by approximately $0.2 million annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

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

The capital lease obligation for the floating production, storage and offloading vessel (“FPSO”) and transportation barges began in August 2007 and is set to expire in May 2014. Lease payments are variable based on the working status of the barges, with a purchase option of $3.0 million in May 2012, $2.0 million in May 2013, and required to be purchased by us for $1.0 million in May 2014.  The imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 34.9%.  We have two additional loans for office equipment containing a term of 60 months and bearing fixed interest rates of 5.94% and 9.44%, respectively, with principal and interest payments due on a monthly basis.

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

We do not expect a significant change in the market interest rate to impact the interest on our debt or capital lease obligations.  However, significant changes in market interest rates may significantly affect the level of financing that will be structured with respect to our projects in Peru.

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

With respect to our planned electricity generation business, the price we can obtain from the sale of electricity through our proposed power plant may not rise at the same rate, or may not rise at all, to match a rise in the cost of production and transportation of our gas reserves which will be used to generate the electricity.  Prices for electricity in Peru have been volatile in the past and may be volatile in the future.  However, gas prices in Peru are regulated and therefore not volatile.

Foreign Currency Exchange Rate Risk

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, the Nuevo Sol, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation in that country.  Transaction differences have been nominal to-date but are expected to increase as our activities in Peru continue to escalate.  For the three and six months ended June 30, 2010 and 2009, exchange rate gains and losses were negligible.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2010, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 16, “Legal Proceedings”, of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, for a discussion of legal proceedings, which are incorporated into this Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, includes a detailed discussion of our risk factors.  For the three and six months ended June 30, 2010, there were no material changes in our risk factors as previously described in our Annual Report on Form 10-K.

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

BPZ RESOURCES, INC.

Date: August 9, 2010	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director