Form 10-Q
period 2010-09-30
BPZ RESOURCES, INC.
filed 2010-11-09
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

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

As of November 3, 2010, there were 115,507,866 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$52,916	$18,147
Accounts receivable	14,466	2,867
Value added tax receivable	30,975	26,152
Inventory	20,577	12,507
Prepaid and other current assets	5,777	1,580

Total current assets	124,711	61,253

Property, equipment and construction in progress, net	309,536	262,517
Restricted cash	5,030	5,720
Other non-current assets	8,819	1,559
Investment in Ecuador property, net	1,054	1,195
Deferred tax asset	33,329	16,928

Total assets	$482,479	$349,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,023	$32,698
Accrued liabilities	15,713	14,155
Other liabilities	1,070	1,235
Current income taxes payable	3,083	322
Accrued interest payable	1,141	106
Current maturity of long-term debt and capital lease obligations	9,285	5,352

Total current liabilities	67,315	53,868

Asset retirement obligation	1,135	766
Long-term debt and capital lease obligations	153,737	22,581

Total long-term liabilities	154,872	23,347

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, no par value, 25,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 250,000 authorized; 115,508 and 115,224 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	551,175	513,145
Accumulated deficit	(290,883)	(241,188)

Total stockholders’ equity	260,292	271,957

Total liabilities and stockholders’ equity	$482,479	$349,172

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$26,688	$13,088	$73,130	$37,362

Operating and administrative expenses:
Lease operating expense	10,967	9,591	21,309	21,445
General and administrative expense	8,545	8,474	24,774	24,956
Geological, geophysical and engineering expense	6,113	297	7,016	1,195
Dry hole costs	32,059	—	32,059	—
Depreciation, depletion and amortization expense	6,659	5,881	24,193	19,267
Other expense	12,738	—	12,738	—

Total operating expenses	77,081	24,243	122,089	66,863

Operating loss	(50,393)	(11,155)	(48,959)	(29,501)

Other income (expense):
Income (expense) from investment in Ecuador property, net of amortization	305	172	611	79
Interest expense	(2,821)	—	(8,510)	—
Interest income	101	159	171	187
Other income (expense)	17	70	28	(1,243)

Total other income (expense), net	(2,398)	401	(7,700)	(977)

Loss before income taxes	(52,791)	(10,754)	(56,659)	(30,478)

Income tax benefit	(9,132)	(1,792)	(6,964)	(4,654)

Net loss	$(43,659)	$(8,962)	$(49,695)	$(25,824)

Basic and diluted net loss per share	$(0.38)	$(0.08)	$(0.43)	$(0.26)
Weighted average common shares outstanding	115,405	113,929	115,321	99,391

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(49,695)	$(25,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,665	10,342
Depreciation, depletion and amortization	24,193	19,267
Amortization of investment in Ecuador property	141	140
Deferred income taxes	(16,401)	(8,445)
Dry hole costs	32,059	—
Net loss on abandoned assets	11,938	—
Amortization of deferred financing fees	3,644	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,599)	5,276
Increase in value added tax receivable	(7,823)	(9,144)
Increase in inventory	(7,760)	(9,874)
(Increase) decrease in other assets	(4,174)	824
Increase in accounts payable	4,325	436
Increase (decrease) in accrued liabilities	2,593	(1,744)
Increase (decrease) in income taxes payable	2,761	(6,841)
(Decrease) increase in other liabilities	(165)	379
Net cash used in operating activities	(11,297)	(25,208)

Cash flows from investing activities:
Property and equipment additions	(114,977)	(50,597)
Decrease in restricted cash	690	341
Net cash used in investing activities	(114,287)	(50,256)

Cash flows from financing activities:
Borrowings	170,938	6,533
Repayments of borrowings	(4,512)	(4,879)
Deferred loan fees	(6,073)	—
Proceeds from exercise of stock options, net	—	113
Proceeds from sale of common stock, net	—	135,031
Net cash provided by financing activities	160,353	136,798

Net increase in cash and cash equivalents	34,769	61,334
Cash and cash equivalents at beginning of period	18,147	5,317
Cash and cash equivalents at end of period	$52,916	$66,651

Supplemental cash flow information:
Cash paid for:
Interest	$10,726	$3,137
Income tax	7,065	12,441
Non — cash items:
Purchase and additions to equipment with the issuance of a
capital lease obligation	$173	$—
Accrued interest capitalized to construction in progress	—	41
Depletion allocated to production inventory	310	1,045
Depreciation on support equipment capitalized to construction in progress	1,508	1,098
Asset retirement obligation capitalized to property and equipment	292	144
Property and equipment transferred to other non-current assets	—	(1,428)

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

The Company is in the process of developing its oil and natural gas reserves.  The Company has been producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under a well testing program and is in the process of satisfying the conditions to transition to commercial production in Corvina. The Company is also in the initial stages of appraising, exploring and developing the oil and potential natural gas reserves from the A platform in the Albacora field of Block Z-1 and began selling oil from the Albacora field under a well testing program during the second quarter of 2010.  The Company drilled and completed its first Albacora well in December 2009.  From the time the Company first began producing from the CX-11 platform in the Corvina field in November of 2007 and the Albacora field in December 2009, through September 30, 2010, it has produced approximately 3.0 MMBbls of oil. Additionally, the Company’s activities in Peru include analysis and evaluation of technical data on its other properties, preparation of the development plans for the properties, designs for platforms, procuring machinery and equipment for an extended oil and gas exploration and development campaign, obtaining all necessary environmental and operating permits, bringing additional production on-line, seismic data acquisition, obtaining detailed engineering and design of the planned power plant and gas processing facilities, executing a contract to purchase three LM 6000 gas-fired turbines and securing the required capital and financing to conduct the current plan of operation.

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

The Company’s current portion of value-added tax receivable as of September 30, 2010 and December 31, 2009 was $31.0 million and $26.2 million, respectively. For the nine months ended September 30, 2010, the Company accrued approximately $27.7 million for IGV related to expenditures reduced by approximately $19.9 million for IGV related to the sale of oil for the same period.  In addition, during the third quarter of 2010, the Company reclassified $3.0 million of its current portion of value-added tax receivable to long-term. See Note 4, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information.

Note 3 — Inventories

Inventories consist primarily of crude oil, tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market. The balance of inventory at September 30, 2010 and December 31, 2009 was $20.6 million and $12.5 million, respectively.

Inventory associated with tubular goods, accessories and spare parts inventory at September 30, 2010 and December 31, 2009 was $16.3 million and $10.5 million, respectively.

For oil produced from the Corvina and Albacora fields, the Company maintains crude oil inventories in storage vessels until the inventory quantities are at a sufficient level, or meet certain specifications required under the sales contracts, that the refinery in Talara will accept delivery

Oil inventory is stated at the lower of average cost or market value. Cost is determined on a weighted average basis based on production costs. The crude oil inventory at September 30, 2010 consisted of approximately 107 MBbls at an estimated cost of $4.3 million or $39.88 per barrel. The crude oil inventory at December 31, 2009 consisted of approximately 40 MBbls at an estimated cost of $2.0 million or $50.55 per barrel.

Note 4 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of prepaid and other current assets as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(in thousands)
Prepaid expenses and other	$4,535	$296
Deposits	122	92
Prepaid insurance	508	580
Insurance receivable	612	612
	$5,777	$1,580

Prepaid expenses and other are related to prepayments for drilling services, equipment rental and material procurement. Deposits are primarily rent deposits in connection with the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors and officer’s insurance policies. Insurance receivable is related to the barge incident which occurred in early August 2006.  As of September 30, 2010, the Company has an insurance receivable of approximately $0.7 million for the estimated insurance repair claims of $0.8 million expected to be filed with the insurance carrier. A deductible of $75,000 will be applied to this insurance claim when reimbursed.  The hull claim will be finalized upon the dry docking of the vessel, which is expected to occur during the last quarter of 2010 or the first quarter of 2011.

Below is a summary of other non-current assets as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(in thousands)
Debt issue costs	$4,388	$104
Other receivable	1,431	1,455
Value-added tax receivable	3,000	—
	$8,819	$1,559

Other non-current assets consist of (i) direct transaction costs incurred by the Company in connection with its debt capital raising efforts and (ii) claims related to an incident involving a small tanker that one of our marine transportation contractors was chartering from the Peruvian Navy’s commercial branch in 2008. As of September 30, 2010, the Company is currently seeking recovery of these amounts from the Peruvian Navy’s commercial branch. The Company expects to recover the majority of these amounts from either the Peruvian Navy or its insurance carrier.  Due to the uncertainty in timing of resolving the claims, the Company has classified the amount as a non-current asset.

In connection with the $15.0 million International Finance Corporation (“IFC”) Reserve-Based Credit Facility, the Company incurred approximately $0.2 million of debt issue costs that are being amortized over the life of the loan agreement, due December 2012. In connection with the $170.9 million Convertible Notes due 2015, the Company incurred approximately $4.8 million of debt issue costs that are being amortized over the life of the indenture agreement, due March 2015.   For the three and nine months ended September 30, 2010, the Company amortized into interest expense $0.2 million and $0.5 million of debt issue costs. For the same periods in 2009, the amortization of debt issue costs were not material. For further information regarding the Company’s debt, see Note 9, “Long-Term Debt and Capital Lease Obligations”.

During the third quarter of 2010, the Company reclassified $3.0 million of its value-added tax receivable balance to a long-term asset as it believes it will be longer than one year to receive the benefit of this portion of the value-added tax receivable.

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(in thousands)
Construction in progress:
Power plant and related equipment	$33,931	$28,113
Platforms and wells	19,637	16,726
Pipelines and processing facilities	13,060	5,537
Other	1,604	8,181
Producing properties	241,783	199,686
Producing equipment	13,262	13,160
Barge and related equipment	56,449	35,842
Office equipment, leasehold improvements and vehicles	2,665	2,193
Accumulated depletion, depreciation and amortization	(72,855)	(46,921)
Net property, equipment and construction in process	$309,536	$262,517

During the nine months ended September 30, 2010, the Company incurred net capital expenditures of approximately $73.0 million associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of a proprietary gas-fired power generation facility in Peru.

Of the costs mentioned above, the Company incurred capital expenditures related to the drilling and testing of the CX11-15D, CX11-23D, CX11-17D and CX11-22D wells in the Corvina field of approximately $0.5 million, $12.9 million, $7.4 million and $19.5 million, respectively. In the Albacora field, the Company incurred capital expenditures related to the drilling of the A-15D, A-16D and A-17D wells of approximately $8.4 million, $6.5 million and $17.2 million, respectively. During the three months ended September 30, 2010, the costs of the A-17D well were written off as dry hole costs as well as the costs for two previously drilled wells, the A-15D and A-16D, as those wells were intended to follow the same trajectory and reach the same location as the A-17D well but neither reached the target due to mechanical problems and both wells were junked and abandoned.

In 2009, the Company entered into a lease-purchase agreement to acquire the Don Fernando barge to serve as the Company’s construction lay barge, as well as the tender assist barge for drilling and construction operations, and may be fitted to lay subsea pipe for the gas-to-power project.  During the nine months ended September 30, 2010, the Company capitalized an additional $3.0 million in order to have the barge ready to support its operations.

For the further development of the planned gas-fired power generation facility, during the nine months ended September 30, 2010, BPZ incurred costs of approximately $11.9 million as part of its agreement to purchase three LM 6000 gas-fired turbines.

For the nine months ended September 30, 2010, the Company incurred approximately $2.6 million for upgrades to its existing platforms as well as costs incurred in the construction of new platforms. In addition, the Company incurred $6.8 million in equipment for its production facilities at the A platform in Albacora and the CX-11 platform in Corvina. The Company incurred $10.4 million for the purchase of machinery and equipment used in operations in Peru, $0.4 million for the Caleta La Cruz dock refurbishment, $0.3 million in assets in transit, $0.5 million in furniture and improvements related to the new offices in Peru, $0.6 million in other barge improvements and $0.3 million related to the asset retirement obligation for the CX11-17D, CX11-22D and CX11-23D wells.

For the three and nine months ended September 30, 2010, the Company wrote-off approximately $11.9 million of property and equipment associated with its gas-to-power project and certain costs for the abandonment of two platforms. For further information regarding these write-offs, see Note 13, “Other expense”.

For the three and nine months ended September 30, 2010, in accordance with the “successful efforts” method of accounting, the Company capitalized approximately $0.6 million and $1.5 million of depreciation expense, respectively, mainly related to the tender assist barges serving as support equipment, and $2.5 million and $6.9 million of interest expense, respectively, to construction in progress. For the same periods in 2009, the Company capitalized approximately $0.4 million and $1.1 million of depreciation expense, respectively, and $1.2 million and $3.3 million of interest expense, respectively, to construction in progress.

For the three and nine months ended September 30, 2010, the Company recognized $6.7 million and $24.2 million of depreciation, depletion and amortization expense, respectively. For the same periods in 2009, the Company recognized $5.9 million and $19.3 million of depreciation, depletion and amortization expense, respectively.

Note 6 — Asset Retirement Obligation

An obligation was recorded for the future plug and abandonment of the producing oil wells in the Corvina and Albacora fields, in accordance with the provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations”.

Activity related to the Company’s asset retirement obligation (“ARO”) for September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
ARO as of the beginning of the period	$766	$580
Liabilities incurred during period	292	296
Accretion expense	77	74
Revisions in estimates during period	—	(184)
	—	—
ARO as of the end of the period	$1,135	$766

Note 7 — Investment in Ecuador Property

The Company has a 10% net investment interest in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $1.1 million and $1.2 million as of September 30, 2010 and December 31, 2009, respectively. The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense. Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the license agreement which expires in May 2016.  For the three and nine months ended September 30, 2010, the Company received $0.4 million and $0.8 million from its investment in Ecuador property, respectively. For both the three and nine months ended September 30, 2009, the Company received $0.2 million from its investment in

Ecuador property. For both the three and nine months ended September 30, 2010, and 2009, the Company recorded investment amortization expense of approximately $47,000 and $141,000, respectively.

Note 8 — Restricted Cash and Performance Bonds

As of September 30, 2010, the Company has restricted cash deposits of $5.0 million. In connection with the Company’s properties in Peru, it obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $3.1 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, the Company has $1.3 million of restricted cash to collateralize insurance bonds for import duties related to the Don Fernando barge and $0.6 million of restricted cash to insure certain performance obligations and commitments at the Company’s gas-to-power project site near Tumbes. In addition the Company has an unsecured performance bond of $0.1 million to guarantee its performance under an office lease agreement in Peru.

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

Note 9 — Long-Term Debt and Capital Lease Obligations

At September 30, 2010 and December 31, 2009, long-term debt and capital lease obligations consist of the following:

	September 30, 2010	December 31, 2009
	(in thousands)

$15 million IFC Senior Note, Libor plus 2.75%, due 2012	$15,000	$15,000
$170.9 million Convertible Notes, 6.5%, due 2015, net of discount of ($31.5) million	139,428	—
Capital Lease Obligations	8,594	11,910
Other	—	1,023
	163,022	27,933
Less: Current Portion of Long-Term Debt and Capital Lease Obligations	9,285	5,352
	$153,737	$22,581

$170.9 million Convertible Notes due 2015

During the first quarter of 2010, the Company closed on a private offering for an aggregate of $170.9 million convertible notes due 2015 (the “2015 Convertible Notes”). The 2015 Convertible Notes offering was comprised of (i) the initial $140.0 million of 2015 Convertible Notes sold in an initial private offering, (ii) the exercise by the initial purchaser of a 30- day option to purchase an additional $21.0 million of 2015 Convertible Notes, and (iii) IFC’s election, pursuant to a contractual right, to participate in the offering for an additional $9.9 million of 2015 Convertible Notes, bringing the total proceeds of the private offering to $170.9 million. The 2015 Convertible Notes were sold to an initial purchaser who then sold the notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The $170.9 million of 2015 Convertible Notes were issued pursuant to an indenture dated February 8, 2010, between the Company and Wells Fargo Bank, National Association, as trustee (“the Indenture”).

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

The Company estimated its non-convertible borrowing rate at the date of issuance of its 2015 Convertible Notes to be 12%.  The 12% non-convertible borrowing rate represents the borrowing rate of similar companies with the same credit quality as the Company and was obtained through a quote from the initial purchaser. Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, the Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million. The discount will be amortized as non-cash interest expense into income over the life of the notes using the interest method. In addition, the Company recorded approximately $4.8 million of the $6.1 million of fees and commissions as debt issue costs that will be amortized over time using the interest method as interest expense. The remaining $1.3 million of fees and commissions is treated as an original issue discount against the value of the equity component. The Company estimates the cash payments related to the 2015 Convertible Notes, assuming no conversion, for the years ended 2010, 2011, 2012, 2013, 2014 and thereafter to be approximately $6.3 million, $11.1 million, $11.1 million, $11.1 million, $11.1 million and $176.5 million, respectively.

As of September 30, 2010, the net amount of $139.4 million includes the $170.9 million of principal reduced by $31.5 million of the remaining unamortized discount. The net amount of the equity component is $33.3 million which includes the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs. The remaining unamortized discount of $31.5 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At September 30, 2010, using the current conversion rate of 148.3856 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into 25,364,737 shares of common stock. In accordance with New York Stock Exchange (“NYSE”) rules, the Company received shareholder approval to issue shares in excess of 19.99% of shares outstanding at the time of the offering (23,031,663 shares) should the Company need to issue shares in order to satisfy its obligation under the 2015 Convertible Notes.  As of September 30, 2010, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of the Company’s common stock at September 30, 2010, $3.83 per share, is less than the conversion price.

 For both the three and nine months ended September 30, 2010, the effective interest rate for the 2015 Convertible Notes is 12%; including the amortization of debt issue costs, the effective interest rate is 12.6%.

The amount of interest expense related to the 2015 Convertible Notes for the three months ended September 30, 2010 is $4.3 million, disregarding capitalized interest considerations, including $2.8 million of interest expense related to the contractual interest coupon, $1.3 million of non-cash interest expense related to the amortization of the discount and $0.2 million of interest expense related to the amortization of debt issue costs.  There were no similar expenses for the same period in 2009.

The amount of interest expense related to the 2015 Convertible Notes for the nine months ended September 30, 2010 is $10.9 million, disregarding capitalized interest considerations, including $7.3 million of interest expense related to the contractual interest coupon, $3.1 million of non-cash interest expense related to the amortization of the discount and $0.5 million of interest expense related to the amortization of debt issue costs.  There were no similar expenses for the same period in 2009.

$15.0 Million IFC Reserve-Based Credit Facility

On August 15, 2008, the Company entered into a $15.0 million reserve-based lending facility (“IFC Facility”) agreement (the “Loan Agreement”) with IFC through our subsidiaries BPZ E&P and BPZ Marine Peru S.R.L. as co-borrowers. The reserve-based lending facility matures in December 2012.

The reserve-based lending facility bears interest at an approximate rate of LIBOR plus 2.75%, currently equivalent to 3.5% based on the six month LIBOR rate of 0.75% at June 30, 2010.  The maximum amount available under this facility begins at $15.0 million and will be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The amount available under the Loan Agreement is subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, the Company is subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest coverage ratio.  The Company has a waiver and amendment from IFC which extended the period of time to assign a first priority lien on Empresa Electrica Nueva Esperanza S.R.L.’s interest in the Agreement with GE to purchase three gas-fired turbines to IFC until December 2010. The Company was in compliance with all material covenants of the Loan Agreement as of September 30, 2010.

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

In July 2010, the Company exercised the second year purchase option and purchased the capital lease production equipment used on board the Company’s floating production, storage and offloading facility (“FPSO”), the Namoku.

For the three and nine months ended September 30, 2010, the Company recognized approximately $2.8 million and $8.5 million of net interest expense, respectively, which includes $5.3 million and $15.4 million of interest expense, respectively, reduced by $2.5 million and $6.9 million of capitalized interest expense, respectively. For the same periods in 2009, the Company did not recognize any interest expense as it capitalized all interest expense of $1.2 million and $3.3 million, respectively, to construction in progress.

Note 10 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock, no par value and 250,000,000 shares of common stock, no par value, authorized for issuance.

September 2009 Private Placement of Common Stock

On September 15, 2009, the Company closed a private placement of approximately 1.6 million shares of common stock, no par value, to IFC pursuant to a Subscription Agreement dated September 15, 2009. This private placement was related to the Company’s registered direct offering of approximately 18.8 million shares of common stock at a price of $4.66 per share that closed on June 30, 2009. Pursuant to the Subscription Agreement dated December 16, 2006 (the “Subscription Agreement”) by and between IFC and the Company, IFC has the right, within 45 days of notice of an offering, to purchase shares of the Company’s common stock for the same price and terms as the participants in the offering to retain its proportionate ownership in the Company. IFC exercised its pre-emptive right to purchase approximately 1.6 million shares of common stock to which it was entitled under the Subscription Agreement at the offering price of $4.66 per share, resulting in gross proceeds to the Company of approximately $7.6 million. In compliance with NYSE requirements, the transaction was submitted to and approved by the shareholders of the Company at a Special Meeting of Shareholders on August 24, 2009. No warrants or dilutive securities were issued to IFC in connection with the private placement. The shares were placed directly by the Company. The Company used the proceeds of this offering to develop its properties under its existing license contracts and other general corporate purposes consistent with the Company’s operating plans.

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

Potentially Dilutive Securities

In addition to the shares issued and outstanding, the Company had the following potentially dilutive securities at September 30, 2010 and September 30, 2009.  None of these potentially dilutive shares have been included in the calculation of earnings per share, for the three and nine months ended September 30, 2010 or September 30, 2009, as the effect would be anti-dilutive.

The potentially dilutive shares are as follows:

	September 30, 2010	September 30, 2009
	(in thousands)
Stock options outstanding	5,337	4,657
Shares issuable under convertible debt agreement	25,365	—
Total potentially dilutive securities issued	30,702	4,657
Shares available pursuant to Long-Term Incentive Compensation Plans	4,463	1,571

The Company has in effect the 2007 Long-Term Incentive Compensation Plan, as amended in 2010 to increase the number of shares available (the “2007 LTIP”), and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and Directors’ Plan provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants and the employees of certain of the Company’s affiliates as well as non-employee directors. The number of shares authorized under the amended 2007 LTIP and Directors’ Plan is 8.0 million and 2.5 million, respectively. As of September 30, 2010, approximately 3.3 million shares remain available for future grants under the 2007 LTIP and 1.1 million shares remain available for future grants under the Directors’ Plan.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation” for the three and nine months ended September 30, 2010 and 2009, respectively, and is generally included in “General and administrative expense” on the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Employee stock—based compensation costs	$1,047	$1,984	$3,417	$5,909
Director stock—based compensation costs (a) (b)	314	895	1,248	4,433
	$1,361	$2,879	$4,665	$10,342

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

Restricted Stock Awards and Performance Shares

On July 1, 2010, the Company’s Board of Directors awarded 120,750 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP.  These awards were subject to the approval of an amendment of the 2007 Long-Term Incentive Compensation Plan by the affirmative vote of the holders of a majority of the votes cast at the Company’s Annual Meeting of Shareholders (the “Annual Meeting”), which was approved at the Annual Meeting in August 2010. For the nine months ended September 30, 2010, the Company and the Company’s Board of Directors awarded 283,940 total shares, including the 120,750 shares mentioned above, to officers, directors and other key employees under the Company’s 2007 LTIP. The restricted stock awards generally vest on the second anniversary of the grant date.

Stock Options

On July 1, 2010, the Company’s Board of Directors awarded officers and other key employees a total of 362,124 options to purchase the Company’s common stock under the Company’s 2007 LTIP.  These awards were subject to the approval of an amendment of the 2007 Long-Term Incentive Compensation Plan by the affirmative vote of the holders of a majority of the votes cast at the Annual Meeting, which was approved at the Annual Meeting in August 2010. For the nine months ended September 30, 2010, the Company and the Company’s Board of Directors awarded 592,124 total options, including the 362,134 options mentioned above, to officers and other key employees under the Company’s 2007 LTIP.  These options generally vest in equal annual installments over a three-year period from the grant date. During the nine months ended September 30, 2010, the weighted average exercise price per share of the options awards granted and the weighted average fair value per share of the options awards granted was $4.78 and $3.26, respectively.

For the nine months ended September 30, 2010, the Company awarded its non-employee directors a total of 200,000 options to purchase the Company’s common stock under the Directors’ Plan.  These options generally vest in equal annual installments over a two-year period from the grant date. The exercise price of these awards is based on the closing market price on the date of Board approval of the grant, June 25, 2010.

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

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as asset retirement obligations and impairments of long-lived assets, at fair value on a non-recurring basis. As none of the Company’s non-financial assets and liabilities were impaired as of September 30, 2010 and December 31, 2009, and no other fair value measurements were required to be recognized on a non-recurring basis, additional disclosures were not provided.

Additional Fair Value Disclosures

$15.0 Million IFC Reserve-Based Credit Facility

The fair value of the Company’s IFC Facility at September 30, 2010 and December 31, 2009 approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates, and because the interest rates charged are at rates at which the Company can currently borrow under similar terms.

The fair value information regarding the Company’s fixed rate debt is as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value (2)	Carrying Amount	Fair Value
	(in thousands)		(in thousands)

$170.9 million Convertible Notes, 6.5%, due 2015, net of discount of ($31.5) million (1)	$139,428	$151,674	$—	$—

(1)                  Excludes obligations under capital lease arrangements and variable rate debt

(2)                  The Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $151.7 million based on observed market prices for the same or similar type issues.

Note 12— Revenue

At September 30, 2010, the Company has developed nine oil wells in the Corvina field and one well in the Albacora field.  All wells are operated under a well testing program.

The oil is delivered by tank vessel to the Petroperu (the Peruvian national oil company, Petroleos del Peru - PETROPERU S.A. (“Petroperu”)) refinery in Talara, located approximately 100 miles south of the platform.  Produced oil is kept in production inventory until the Company increases the inventory quantities to a sufficient level that the refinery in Talara will accept delivery.

In January 2009, the Company, through its wholly-owned subsidiary BPZ E&P, entered into a long-term oil supply agreement with Petroperu. Under the terms of the contract, the Company agrees to sell, and Petroperu agrees to purchase the Company’s crude oil production originating from the Corvina oilfield in Block Z-1. The contract term is for approximately seven years or until 17 MMBbls of crude oil have been delivered to the Petroperu refinery located in Talara, whichever comes first. The price per barrel of oil under the agreement is determined using a basket of crude oils based on a 15-day average of Forties, Oman, and Suez blend crude oil prices, as quoted in the Spot Crude Prices Assessment published in Platt’s Crude Oilgram Price Report, minus $1 per barrel and other customary purchase price adjustments.

In May 2010, the Company, through its wholly-owned subsidiary BPZ E&P, entered into a short-term 400 MBbls oil supply agreement with Petroperu. Under the terms of the contract, the Company agrees to sell, and Petroperu agrees to purchase the

Company’s crude oil production originating from the Albacora oilfield in Block Z-1. The price per barrel of oil under the agreement is determined using a basket of crude oils based on a 15-day average of Forties, Oman, and Suez blend crude oil prices, as quoted in the Spot Crude Prices Assessment published in Platt’s Crude Oilgram Price Report, minus $3 per barrel and other customary purchase price adjustments. As part of the price adjustments the Company is allowed to sell oil under the contract as long as the salt content is less than 25 pounds per thousand barrels of oil.  There is no purchase price adjustment associated with the oil sales if the salt content is less than 10 pounds per thousand barrels.

In July 2010, the Company, through its wholly-owned subsidiary BPZ E&P, entered into a second short-term 110 MBbls oil supply agreement with Petroperu. Under the terms of the contract, the Company agrees to sell, and Petroperu agrees to purchase the Company’s crude oil production originating from the Albacora oilfield in Block Z-1. The price per barrel of oil under the agreement is determined using a basket of crude oils based on a 15-day average of Forties, Oman, and Suez blend crude oil prices, as quoted in the Spot Crude Prices Assessment published in Platt’s Crude Oilgram Price Report, minus $4.30 per barrel and other customary purchase price adjustments. As part of the purchase price adjustments, the Company is allowed to sell oil under the contract as long as the salt content is less than 60 pounds per thousand barrels of oil.  There is an incremental purchase price adjustment associated with the oil sales if the salt content is between 25 pounds and 60 pounds per thousand barrels. All 110 MBbls under this supply agreement were delivered and sold to Petroperu during the month of July 2010.

In September 2010, the Company, through its wholly-owned subsidiary BPZ E&P, entered into a second short-term 80 MBbls oil supply agreement with Petroperu. Under the terms of the contract, the Company agrees to sell, and Petroperu agrees to purchase the Company’s crude oil production originating from the Albacora oilfield in Block Z-1. The price per barrel of oil under the agreement is determined using a basket of crude oils based on a 15-day average of Forties, Oman, and Suez blend crude oil prices, as quoted in the Spot Crude Prices Assessment published in Platt’s Crude Oilgram Price Report, minus $4.30 per barrel and other customary purchase price adjustments. As part of the purchase price adjustments, the Company is allowed to sell oil under the contract as long as the salt content is less than 60 pounds per thousand barrels of oil.  There is an incremental purchase price adjustment associated with the oil sales if the salt content is between 25 pounds and 60 pounds per thousand barrels. Approximately 50 MBbls under this supply agreement were delivered and sold to Petroperu during the month of September 2010 and the remaining 30 MBbls was delivered during October 2010.

During the three and nine months ended September 30, 2010, the Company produced approximately 279 MBbls and 1,113 MBbls of oil, respectively.  For the same periods in 2009, the Company produced approximately 214 MBbls and 779 MBbls of oil, respectively. For the three and nine months ended September 30, 2010, the Company sold 399  MBbls and 1,046  MBbls of oil at an average per barrel price, net of royalties, of approximately $66.84, and $69.88, respectively. For the same periods in 2009 the Company sold 207 MBbls and 744 MBbls of oil at an average per barrel price, net of royalties, of approximately $63.10, and $50.21, respectively.

The Company’s revenues are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro as stipulated in the Block Z-1 license agreement based on production. However, their calculation is based on the past five-day average basket of crude oils prices, as discussed above, before the crude oil delivery date. For the three and nine months ended September 30, 2010, the revenues received by the Company are net of royalty costs of approximately 5% of gross revenues or $1.7 million and $4.3 million, respectively. For the same periods in 2009, the revenues received by the Company were net of royalty costs of approximately 5% of gross revenues or $0.7 million and $2.1 million, respectively.

Note 13— Other Expense

During the three and nine months ended September 30, 2010, the Company is reporting $12.7 million of charges in the Consolidated Statements of Operations as “Other expense”. These charges include $10.7 million of charges related to certain engineering, consulting, environmental and legal costs for the Company’s planned gas plant, pipeline and gas-to-power project and $2.0 million of charges related to the abandonment of two platforms. With respect to the $10.7 million of charges related to the planned gas plant, pipeline and gas-to-power project, during the third quarter of 2010, management determined that there is no future benefit of these engineering and development costs associated with the Company’s current gas plant, pipeline and gas-to-power project plans.  Accordingly, the Company has decided to write-off these costs. With respect to the $2.0 million of platform abandonment costs, the Company has determined that two previously built platforms, one located in the Piedra Redonda field and the CX-13 platform located in the eastern part of the Corvina field, both of which were in existence when the Company acquired the rights to the offshore Block Z-1 in northwest Peru, are not suitable for the Company’s future oil development plans. Accordingly, the Company is writing-off the $1.2 million of costs incurred to evaluate the feasibility of refurbishing and using these platforms. In addition, the Company is accruing $0.8 million of abandonment costs related to the platform in the Piedra Redonda field as it is obligated to ensure the platform does not cause a threat to marine vessels operating in the area or marine wildlife.

Note 14 — Income Tax

For the three and nine months ended September 30, 2010, the Company recognized an income tax benefit of approximately $9.1 million and $7.0 million, respectively, on a net loss before income tax of approximately $52.8 million and $56.7 million, respectively.  For the same periods in 2009, the Company recognized an income tax benefit of approximately $1.8 million and $4.7 million, respectively, on a net loss before income tax of approximately $10.8 million and $30.5 million, respectively.  The difference between the effective tax rate recognized and the 22% statutory rate provided for under the Block Z-1 License Contract is due to:

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

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. For the three and nine months ended September 30, 2010 and 2009, respectively, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during those periods.

Note 15 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), previously in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”,  which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing parlance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three and nine months ended September 30, 2010 and 2009 and accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, Petroperu. The majority of the Company’s long-lived assets are located in Peru.

Note 16 — Commitments and Contingencies

Extended Well Testing Regulation

On December 13, 2009, new legislation regulating extended well testing in Peru became effective under a Supreme Decree.  The new regulation provides that all new wells may be placed on production testing for up to six months.  If the operator believes that additional time for testing is needed to properly evaluate the productive capacity of the field, and can technically justify such need, a request for the well to enter into an Extended Well Test (“EWT”) period must be submitted to the General Directorate of Hydrocarbons (“DGH”), the agency of the Ministry of Energy and Mines responsible for regulating the optimum development of oil and gas fields.  The approval process for a EWT permit requires that the DGH request Perupetro’s opinion on the technical justification for the EWT.  After the initial six month period or after an approved EWT program expires, the operator will be required to have the necessary gas and water re-injection equipment in place to continue producing the well according to existing environmental regulations.  For wells that have been under testing for more than six months as of the date of publication of the Supreme Decree, the new regulation provides 30 business days to apply to the DGH for the corresponding EWT permit. Additionally, during both the initial six month testing period and any extended period that may be granted, the Company must also obtain gas flaring permits for each well in order for it to be in compliance with Peruvian environmental legislation.

Transition to Commercial Production

On December 29, 2009, the Company received approval from Perupetro for its proposed First Date of Commercial Production (“FDCP”), as set forth in the current Field Development Plan (“FDP”) for the Corvina field in Block Z-1, of May 31, 2010.

However, due to the delayed delivery of certain equipment for the gas and water re-injection facilities at the CX-11 platform, the Company applied for a revised FDCP of November 30, 2010 and received approval of the revised date from Perupetro in May 2010.  Unless EWT periods are approved, upon expiration of such periods, all production will cease until the Company meets the requirements, including installation of water and gas re-injection facilities, to transition to commercial production. With respect to the Corvina field, the Company expects to have the necessary gas and water re-injection facilities and permits in place and installed at the CX-11 platform on or around November 30, 2010.

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

  The first five Corvina wells were closed due to the expiration of the EWT period on or about May 31, 2010 and the CX11-19D well has been closed since June 2010. In July, 2010, the Company received initial notice that its applications for the first five Corvina wells and the CX11-19D well to enter an extended well testing period were denied by the DGH.  The Company requested the DGH reconsider its denial of the Company’s applications. In September 2010, the Company received notice that its application for reconsideration for the CX11-19D well to enter an extended well testing period was denied by the DGH. Likewise, in October 2010, the Company was notified that its applications for reconsideration for the first five Corvina wells to continue an extended well testing period have again been denied by the DGH. The CX11-19D well and the first five Corvina wells are expected to remain closed until the gas and water re-injection facilities are installed and commissioned at the CX-11 platform, which is expected to be completed on or around November 30, 2010.

The Company commenced drilling the CX11-23D well in July 2010.  The CX11-23D well in Corvina began the initial testing phase in mid-September 2010.  This is the final well to be drilled from the existing CX-11 platform and the drilling rig has been removed from the platform in order to complete the installation of production and gas and water re-injection equipment.

In July 2010, the Company suspended production from the A-14XD well for approximately two weeks because the initial six month testing period expired.  However, the Company received a six month extended well testing permit and a six month gas flaring permit that should allow it to continue oil production of this well at or near the same level as the well’s initial six month production for most, if not all, of the permitted period.

At September 30, 2010, the Company was producing oil under a testing program from the CX11-23D, CX11-17D and A-14XD wells. The Company’s current view is that it may only be able to produce its new wells for up to six months under the new well testing regulations.  Testing of these wells beyond the initial six month period will require application to the Ministry of Energy and Mines, which may not grant approval.

With respect to the Corvina field, the Company expects to have the necessary gas and water re-injection facilities and permits in place and installed at the CX-11 platform on or around November 30, 2010.

With respect to the Albacora field, the Company intends to request additional EWT and gas flaring permits for the A-14D well until the appropriate gas and water re-injection facilities are installed and operational at the A platform. The Company can give no assurance that the DGH or the Ministry of Energy and Mines will grant approval of any future EWT permits requested by it. The Company has decided to suspend drilling operations at the A platform in the Albacora field until it conducts its planned three dimensional (“3-D”) seismic survey of the area, currently planned for 2011.  During the drilling downtime, the Company will move forward to fabricate and install permanent production and injection facilities on the Albacora platform. This should allow for continued production testing from the field once drilling operations resume by avoiding gas flaring and associated permitting issues.

Ecuadorian Hydrocarbon Law

In July, 2010, the Company was notified of changes to the Ecuadorian hydrocarbon law that included provisions that will allow the Ecuadorian government to nationalize oil fields if a private operator does not agree to contractual changes mandated by the new hydrocarbon laws.  The new law went into effect on July 26, 2010.  Besides allowing for the nationalization of private companies that do not comply with new laws, the legislation aims to change current production-sharing arrangements to service contracts in which the government owns the oil and natural gas produced.  The Company is still reviewing the impact of this new law, if any, as it pertains to its 10% net investment interest in an oil and gas property in Ecuador. For further information see Note 7 — “Investment in Ecuador Property”.  However, the Company does not believe any such impact on its Ecuadorian investment will have a material impact on the Company’s overall financial position.

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

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 gives Peru employees working in private companies engaged in activities generating income classified as third category income by the Income Tax Law the right to share in the Company’s Peruvian subsidiaries’ profits. According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the rate at 8%. However, in Peru, the Hydrocarbon Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing Other Activities”, thus Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income/(loss) before incomes taxes as reported under GAAP. For the three and nine months ended September 30, 2010, approximately $0.7 million and $2.3 million of expense related to profit sharing is included in “General and administrative expense” in the Consolidated Statement of Operations as the Company’s Peruvian subsidiaries have “income subject to taxation” per the Peruvian tax code. For the same periods in 2009, the Company incurred profit sharing expense of $0.3 million and $0.9 million, respectively. The Company is subject to profit sharing expense each year its Peruvian subsidiaries are considered profitable under the Peruvian tax code.

Barge Incident

In August 2006, the Company incurred an operational delay resulting from a navigation incident which caused the BPZ-01 barge to be grounded on a sand bar in Talara Bay in northwest Peru.  The Company expects to file an insurance claim after the dry docking of the vessel, which is scheduled for the last quarter of 2010 or the first quarter of 2011.  As of September 30, 2010, the Company has not presented a final claim to its insurance carrier for the barge repairs.

The Company believes the majority of the costs associated with the grounding incident will be reimbursed through insurance or through a third party.  No assurances can be given, however, that any such recoveries will be sufficient to cover all costs associated with the incident or to the timing of any such recoveries.  The Company intends to file an insurance claim with its underwriters after it has fully assessed the damages in dry dock and completes repairs as well as finalized the reimbursement agreement with the third party.

Barges

In May 2009, the Company entered into an amendment of its lease agreement for two barges currently under charter, the Namoku (the” FPSO”) and the Nu’uanu (the Company’s floating, storage and offloading vessel, “FSO”). Under the terms of the amended lease agreement, the current charter, originally set to expire in November 2009, is extended for five years commencing on

May 1, 2009.  During the first 18 months of the amended lease term, the daily charter rate for the use of both barges is fixed. Commencing on November 2010, the daily charter rate for the use of both vessels will be based on a tiered structure with the daily rate dependent upon the amount of the previous month’s average daily per barrel price of West Texas Intermediate Crude Oil (“WTI”), as indicated on the New York Mercantile Exchange. Any amount paid by the Company after November 2010 over the initial daily rate, as a result of the escalated tiered structure based on the price of WTI, will be considered contingent rental payments.  The amended lease agreement contains a $3.0 million purchase option after the third year of the lease, a $2.0 million purchase option after the fourth year of the lease and a mandatory $1.0 million purchase obligation by the Company after the fifth year of the lease.

Performance Bonds and Obligations

As of September 30, 2010, the Company has restricted cash deposits of $5.0 million. In connection with the Company’s properties in Peru, it obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $3.1 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, the Company has $1.3 million of restricted cash to collateralize insurance bonds for import duties related to the Don Fernando barge and $0.6 million of restricted cash to insure certain performance obligations and commitments at the Company’s gas-to-power project site near Tumbes. In addition, the Company has an unsecured performance bond of $0.1 million to guarantee its performance under an office lease agreement in Peru.

GE Turbine Purchase Agreement, Amendment and Letter Agreement

On September 26, 2008, the Company, through its subsidiary Empresa Electrica Nueva Esperanza S.R.L., entered into a $51.7 million contract (the “Agreement”) for the purchase of three LM 6000 gas-fired turbines from GE Packaged Power, Inc. and GE International, Inc. Sucursal de Peru (collectively “GE”). The Agreement required an initial down payment of $5.1 million and monthly progress payments of $1.1 million per unit. In January 2009, BPZ and GE entered into an amendment of the Agreement. Under the terms of the amendment, both GE and BPZ agreed to a suspension period under the Agreement from and including December 15, 2008 through November 15, 2009, whereby no failure on the part of BPZ or GE to perform any obligations under the Agreement would give rise to a breach of contract or the right to terminate the Agreement, provided the Company makes a $3.4 million progress payment no later than February 25, 2009, and a $3.5 million progress payment to GE no later than November 16, 2009. On February 24, 2009, the Company paid the first progress payment of $3.4 million. Amended terms were agreed with GE by Letter Agreement on November 20, 2009, at which time the Company made the $3.5 million progress payment. Under the terms of the Letter Agreement, GE and BPZ agreed to a variable monthly payment plan with a final $20.7 million payment due no later than five days after receiving the notice of issuance to ship,   The Company expects to receive the notice of issuance to ship for two units on December 1, 2010 and expects payment due of $12.7 million five days thereafter.  The Company expects to receive the notice of issuance to ship for one unit on December 14, 2010 and expects payment due of $8.0 million five days thereafter.  Additionally, should the Company locate a joint venture partner and obtain financing for the three LM 6000 gas-fired turbines and services prior to the December 1, 2010 deadline, the Company agreed to pay the final payment under the Letter Agreement within 7 days of obtaining the financing and funding.

Should the Company fail to make the payments in accordance with the terms of the Letter Agreement, this would result in immediate termination of the Agreement without any additional notice or cure period. As of September 30, 2010, the Company has made payments to GE totaling $25.0 million. Additionally, through November 1, 2010 the Company made additional payments of $6.0 million and plans to meet the remaining payments due throughout 2010 by using proceeds of the convertible debt offering or subsequent financing. Failure to make any of the remaining progress payments in full would result in a charge-off of all of the previously made progress payments.

Gas-to-Power Project Financing

The gas-to-power project entails the installation of an approximately 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple-cycle electric generating plant.  The proposed power plant site is located adjacent to an existing substation and power transmission lines which, after the Peruvian government completes their expansion, are expected to be capable of handling up to 320 MW of power. The existing substation and transmission lines are owned and operated by third parties.

The Company currently estimates the gas-to-power project will cost approximately $150.0 million, excluding 19% value-added tax which will be recovered via future revenue billings. The $150.0 million includes $130.0 million for the estimated cost of the power plant and $20.0 million for the estimated cost of the construction of the natural gas pipeline. While the Company has held initial discussions with several potential joint venture partners for the gas-to-power project, in an attempt to secure additional financing and other resources for the project, the Company has not entered into any definitive agreements with a potential partner. In the event the Company is able to identify and reach an agreement with a potential joint venture partner, it may only retain a minority position in the project. However, the Company expects to retain the responsibility for the construction of the pipeline as well as retain ownership of the pipeline. If the Company is unable to identify and reach an agreement with a potential partner, it plans to continue moving the project forward to completion without a partner. The Company is currently in the process of identifying and securing the additional financing necessary to move the project forward. The Company is currently in discussions with a financial institution to provide short term financing related to our turbine acquisitions. No firm agreements, offers or commitments are in place as the Company discusses possible terms and conditions.

Note 17 — Legal Proceeding

Navy Tanker Litigation

On October 24, 2007, Tecnomarine SAC, a contractor to BPZ E&P, entered into two short-term agreements with the Peruvian Navy’s commercial branch to charter two small tankers for use in the Company’s offshore oil production operation.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire. Neither of the Peruvian governmental agencies charged with investigating the incident found fault with Tecnomarine SAC or the Company’s subsidiary, BPZ E&P. A lawsuit was nonetheless filed in the 152nd Judicial District Court of Harris County, Texas by two crewmembers and the family and estate of two deceased sailors injured in the incident, claiming negligence and gross negligence on the part of BPZ Resources, Inc. and BPZ Energy LLC., parent entities of BPZ E&P, that were not parties to the charter agreement and were not involved in the operations.  Based on the Company’s assessment of the available facts, including the fact that none of the Peruvian government-sanctioned investigations into the Supe incident found fault on the part of Tecnomarine or BPZ E&P, the Company does not believe the outcome of the legal proceeding will have a material adverse effect on its financial condition, results of operations or cash flows. The Company intends to vigorously defend this action but cautions that there is inherent risk in litigation, which is difficult to quantify, especially at the early stage of litigation proceedings. In any event, the Company believes that any monetary damages arising from the incident would be adequately covered by its insurance policies, after a customary deductible.

Note 18 — Subsequent Events

The following events took place subsequent to September 30, 2010:

The Company received notice regarding the denial of its reconsideration requests for EWT permits for the first five Corvina wells. For further information see Note 16, “Commitments and Contingencies”.

The Company has hired a financial advisor to assist management and the Board of Directors in pursuing joint venture partnerships and/or, farm-outs for some or all of the Company’s assets and options for financing its operations in northwest Peru.

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

We are in the process of developing our oil and natural gas reserves. We have been producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under a well testing program and are in the process of satisfying the conditions to transition to commercial production in Corvina.  We are also in the initial stages of appraising, exploring and developing our potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1 and began selling oil from the A-14D well under a well testing program during the second quarter of 2010.  From the time we began producing from the CX-11 platform in the Corvina field in November 2007 and the Albacora field in December 2009, through September 30, 2010, we have produced approximately 3.0 MMBbls of oil.

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

Our current activities and related planning are focused on the following objectives:

•                              Transition of the Corvina field in Block Z-1 from extended well testing to commercial production, which involves the installation of equipment necessary to comply with Peruvian environmental and other regulatory requirements.  The anticipated date of First Date of Commercial Production (“FDCP”) is on or around November 30, 2010;

•                              Analysis and development of the Albacora field in Block Z-1 where we have commenced drilling and begun initial production well testing. We have currently decided to suspended drilling operations at the A platform until we conduct a three dimensional (“3-D”) seismic survey of the area, currently planned for 2011.  During the time we are performing the 3-D seismic survey, we plan to move forward to fabricate and install the necessary gas and water re-injection facilities in order to transition the field into commercial production once drilling operations resume. In addition we intend to request additional EWT and gas flaring permits for the A-14D well until the appropriate gas and water re-injection facilities are installed and operational at the A platform.

•                              Continued development of our gas-to-power project to monetize our natural gas reserves, which we have identified in Corvina, but for which no market has yet been developed and related financing has yet to be obtained, preventing us from reporting volumes of gas reserves for Securities and Exchange Commission (“SEC”) reporting purposes;

•                              Continued acquisition of seismic and well testing data to better understand the characteristic and potential of our properties and build our reportable asset values;

•                              Commencement of an on-shore drilling campaign to develop our on-shore properties and meet our applicable license requirements; and

•                              Securing the required capital and financing to conduct the current plan of operation.

Our activities in Peru also include analysis and evaluation of technical data on our properties, preparation of the development plans for the properties, engineering and designs for platforms to perform our drilling campaigns in the Corvina and Albacora fields in Block Z-1, procuring machinery and equipment for an extended drilling campaign, obtaining all necessary environmental and operating permits, bringing additional production on-line, seismic acquisition, obtaining detailed engineering and design of the planned power plant and gas processing facilities, executing a contract to purchase three LM 6000 gas-fired turbines and securing the required capital and financing to conduct the current plan of operation.

We have determined our reporting structure provides for only one operating segment as we currently only operate in Peru and have only one customer for our production.

Our Business Plan

Our business plan is to enhance shareholder value through application of our knowledge of our targeted areas in Peru and leveraging management’s experience with the local suppliers and regulatory authorities to effectively and efficiently (i) identify, and quantify the potential value of our oil and gas holdings in Peru; (ii) develop and increase production and cash flows from our identified holdings; and (iii) create a revenue stream through implementation of our gas-to-power project, thus increasing shareholder value.

Our management team has extensive engineering, geological, geophysical, technical and operational experience and extensive knowledge of oil and gas operations throughout Latin America and in particular, Peru.

Our focus is to re-appraise and develop properties in northwest Peru that have been explored by other companies and have reservoirs that appear to contain commercially productive quantities of oil and gas, as well as other areas that have geological formations that we believe potentially contain commercial amounts of hydrocarbons. Additionally, we are advancing our gas-to-power project to bring future natural gas production to market and monetize our natural gas holdings.

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

In addition, our business plan includes a gas-to-power project, which entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple cycle electric generating plant using three LM 6000 gas-fired turbines. The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 320 MW of power. We currently plan to wholly- or partially-own this power generation facility. The gas-to-power project is planned to generate a revenue stream by creating a market for the gas discovered in our Corvina field that is currently shut-in.  This project has not yet been financed and we continue to consider the best financing alternatives for the project.

In the near term management is focused on delivering first commercial production in Corvina on or about November 30, 2010, obtaining the appropriate permitting to allow for our 3-D seismic shoot in Block Z-1 to optimize our future activities in that location, obtain appropriate financing for our spending programs and maximize the value of the acreage we hold for exploration.  To help achieve this last deliverable, we have a hired a financial advisor to assist us in pursuing joint venture partnerships and/or, farm-outs for some or all of our assets and options for financing our operations in northwest Peru.

Extended Well Testing Regulation

On December 13, 2009, new legislation regulating well testing in Peru became effective under a Supreme Decree.  The new regulation provides that all new wells may be placed on production testing for up to six months.  If the operator believes that additional time for testing is needed to properly evaluate the productive capacity of the field, and can technically justify such need, a request for the well to enter into an Extended Well Test (“EWT”) period must be submitted to the General Directorate of Hydrocarbons (“DGH”), the agency of the Ministry of Energy and Mines responsible for regulating the optimum development of oil and gas fields.  The approval process for a EWT permit requires that the DGH request Perupetro S.A’s (“Perupetro”), a corporation owned by the Peruvian government empowered to become a party in the contracts for the exploration and/or exploitation of hydrocarbons in order to promote these activities in Peru, opinion on the technical justification for the EWT.  After the initial six month period or after an approved EWT program expires, the operator will be required to have the necessary gas and water re-injection equipment in place to continue producing the well according to existing environmental regulations.  For wells that have been under testing for more than six months as of the date of publication of the Supreme Decree, the new regulation provides 30 business days to apply to the DGH for the corresponding EWT permit. Additionally, during both the initial six month testing period and any extended period that may be granted, we must also obtain gas flaring permits for each well in order for us to be in compliance with Peruvian environmental legislation.

Transition to Commercial Production

On December 29, 2009, we received approval, from Perupetro, of our proposed FDCP, as set forth in the current Field Development Plan (“FDP”) for the Corvina field in Block Z-1, which was May 31, 2010.

However, due to the delayed delivery of certain equipment gas and water re-injection facilities at the CX-11 platform, we applied for a revised FDCP of November 30, 2010 and received approval of the revised date from Perupetro in May 2010.  Unless EWT periods are approved, upon expiration of such periods, all production will cease until we meet the requirements, including installation of water and gas re-injection facilities, to transition to commercial production. With respect to the Corvina field, we expect to have the necessary gas and water re-injection facilities and permits in place and installed at the CX-11 platform on or around November 30, 2010.

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

The first five Corvina wells were closed due to the expiration of EWT period and the CX11-19D well has been closed since June 2010. In July 2010, we received initial notice that our applications for the first five Corvina wells and CX11-19D well to enter an extended well testing period were denied by the DGH.  We requested the DGH reconsider its denial of our applications. In September 2010, we received notice that our application for the CX11-19D well to enter an extended well testing period was again denied by the DGH. Likewise, in October 2010, we were notified that our applications for the first five Corvina wells to continue an extended well testing period have again been denied by the DGH. The CX11-19D well and the first five Corvina wells are expected to remain closed until the gas and water re-injection facilities are installed and commissioned at the CX-11 platform, which is expected to be completed on or around November 30, 2010.

We commenced drilling the CX11-23D well in July 2010.  The CX11-23D well in Corvina began the initial testing phase in mid-September 2010.  This is the final well to be drilled from the existing CX-11 platform and the drilling rig has been removed from the platform in order to complete the installation of production and gas and water re-injection equipment.

In July 2010, we suspended production from the A-14XD well for approximately two weeks because the initial six month testing period expired.  However, in July 2010, we received a six month extended well testing permit and a six month gas flaring permit that should allow us to continue oil production of this well at the same level as the well’s initial six month production for most, if not all, of the permitted period.

At September 30, 2010, we are producing oil from the CX11-23D, CX11-17D and the A-14XD wells.  Our current view is that we may be able to produce our new wells for at least six months, under the new well testing regulations.  Testing of these wells beyond the initial six month period will require application to the Ministry of Energy and Mines, which may not grant approval.

With respect to the Corvina field, we expect to have the necessary gas and water re-injection facilities and permits in place and installed at the CX-11 platform on or around November 30, 2010.

With respect to the Albacora field, we intend to request additional EWT and gas flaring permits for the A-14D well until the appropriate gas and water re-injection facilities are installed and operational at the A platform. We can give no assurance that the DGH or the Ministry of Energy and Mines will grant approval of any future permits requested by us. We have decided to suspend the drilling operations at the A platform in the Albacora field until we conduct a 3-D seismic survey of the area, currently planned for 2011. During the drilling downtime, we will move forward to fabricate and install permanent production and injection facilities on the Albacora platform. This should allow for continued production testing from the field once drilling operations resume by avoiding gas flaring and associated permitting issues.

Oil Development

General

We will conduct additional drilling activities based in part on an ongoing assessment of economic efficiencies, license contract requirements, likely success and logistical issues such as scheduling, required maintenance and replacement of equipment.  This assessment could result in increased emphasis and activities on a given prospect and conversely, could result in decreased emphasis on a given prospect for a period of time.  In particular, we will assess allocation of our current resources among the Corvina, Albacora, and other Block Z-1 prospects and certain onshore prospects as they develop, as well as our gas-to-power project.

Seismic Data Acquisition

We are in the process of reapplying for the required environmental permits and acquiring seismic data to assist us in exploring, appraising and developing certain areas of interest within our blocks located in northwest Peru. The purpose of the seismic survey is to improve the subsurface imaging of certain areas within the blocks in order to better define the position of future wells as well as to comply with our exploration commitments under our license contracts.

For Block Z-1, we intend to acquire approximately 1,500 square kilometers of 3-D seismic data.  The 3-D seismic data survey will include areas of interest within the Corvina, Albacora, and Delfin fields as well as certain prospects and leads located within the Mero and Piedra Redonda regions and certain deep water leads located within Block Z-1. Additionally, the 3-D seismic survey will include data underneath four existing platforms in the Albacora, Corvina and Piedra Redonda fields.  The seismic data survey will fulfill our commitments under the fourth exploration period of the Block Z-1 license contract if conducted within the allowed contractual time frame.  We initially attempted to conduct this seismic survey in late 2009, but suspended the survey as directed by the Ministry of Energy and Mines, because of issues relating to our stakeholders in the area of operations.  We are currently working on a new seismic environmental permit and we estimate the 3-D seismic data survey to be completed in 2011.

For Block XXIII, our plan is to acquire approximately 360 square kilometers of 3-D seismic data and 290 kilometers of two dimensional (“2-D”) seismic data which will include certain areas of interest within the Palo Santo region and four other prospects that are part of the Mancora gas play.  The seismic survey was initiated in July 2010 and we expect the 3-D and 2-D seismic data survey, including data processing, to be completed by the first quarter of 2011.

For Block XXII, our plan is to acquire approximately 260 kilometers of 2-D seismic data on four potential prospects. We expect the 2-D seismic data survey to begin during the fourth quarter of 2010 and be completed, including data processing, by the first quarter of 2011.

Corvina Field

We are producing oil from the CX-11 platform, located in the Corvina field within the offshore Block Z-1 in northwest Peru, under a well testing program that started on November 1, 2007.  The Corvina field consists of approximately 47,000 acres in water depths of less than 300 feet.  We are currently concentrating our drilling efforts on West Corvina, which consists of 3,500 acres and have completed a total of nine oil wells, the CX11-23D, CX11-22D, the CX11-17D, the CX11-19D, the CX11-15D, the CX11-21XD, the CX11-20XD, the CX11-18XD and the CX11-14D wells.  The oil is delivered by vessel in storage tanks to the Petroperu (the Peruvian national oil company, Petroleos del Peru - PETROPERU S.A. (“Petroperu”)) refinery in Talara, located 100 miles south of the platform.  Produced oil is kept in production inventory until such time it is delivered to the refinery.

In February 2010, we completed the CX11-17D well in the Corvina field. The CX11-17D well is the seventh oil well from the CX-11 platform and has been placed into the production well testing program. The CX11-17D well was drilled and successfully completed into a proved undeveloped area of the Corvina field, targeting sands produced by our other wells.

In late June 2010, we completed a minor workover to the CX11-19D well to isolate a zone that was producing a high rate of gas and to access the lower oil bearing sands not previously tested. Testing still needs to be performed to evaluate the results of the workover.

In late June 2010, we completed the testing of the CX11-22D well in the Corvina field and placed the well into the well testing program in July 2010. The CX11-22D well was drilled in an up dip location of the Corvina field to continue appraising its oil and gas potential.  The well has two production strings to allow it to simultaneously produce oil and re-inject formation water as part of our plan to transition to commercial production in Corvina. The long string of the dual completion targets one set of oil sands while the short string will be used for water re-injection. The well tested oil but with high gas rates due to gas coming from one of the higher intervals that was opened to help define the gas-oil contact.  The well failed to achieve a consistent initial production rate because of the resulting high gas-to-oil ratios.  Well test data indicates that this is not the gas channeling issue that occurred in previous wells.  To avoid any delays in transitioning Corvina to commercial production, we plan to evaluate a possible work over this well to isolate the gas sands when we bring a workover rig to the platform in 2011.

In July 2010, we began drilling the CX11-23D well. This well is was the last well drilled from the CX-11 platform prior to installation of the gas and water re-injection facilities. We completed the testing of the CX11-23D well in the Corvina field in offshore Block Z-1 in northwest Peru and placed the well into the well testing program in September 2010.

Currently, all wells in the Corvina field that are being tested are being tested and produced under the new well testing regulation, which gives companies six months to evaluate a well before applying for the extended well testing program. We initially planned to have the needed gas and water re-injection facilities at the CX-11 platform by the initial approved FDCP of May 31, 2010.  However, due to the delayed delivery of certain equipment, we applied for a revised FDCP of November 30, 2010 and received approval for the revised date from Perupetro.

At September 30, 2010, we are producing oil from the CX11-23D and CX11-17D wells.  The first five Corvina wells were closed at the end of May 2010 and the CX11-19D well was closed after the workover in June 2010.  These wells are expected to remain closed until the gas and water re-injection facilities are installed and commissioned at the CX-11 platform. We plan to have all gas and water re-injection equipment in place by November 30, 2010, as well as have all other requirements complied with, at which time all wells in the Corvina field would be placed into commercial production. Any delays in delivering or commissioning re-injection equipment or delays in other permitting aspects may force us to keep our Corvina wells closed, until we are ready to transition from exploration to exploitation, unless we obtain approval for extended well testing and associated gas flaring for each well as required by Peru regulations.

Many of the Corvina oil wells have seen initial production declines rates of approximately 50% during the first year of production before stabilizing. Although each of the Corvina wells has declined differently, partly due to the fact that these wells were completed in different zones and some of the wells encountered mechanical problems, they have all initially shown typical solution gas drive behavior which can lead to significant production declines during the first year before leveling off to sustainable rates. We believe these results are influenced by technical/mechanical problems encountered with our initial wells; however, it is possible we will see similar production declines with new Corvina wells. The representative rates of production decline remain to be determined, because the effective production mechanism in the Corvina field has yet to be fully understood, hence the need to continue testing these initial wells. Further, our ability to produce indicated reserves in Corvina depends on our ability to finance our continued operations, install the necessary gas and water re-injection equipment and get our produced oil to market. While we do not foresee difficulties in meeting these requirements, any failure to do so could negatively affect our indicated reserves and their value as reported under SEC rules. Therefore, in the evaluation of reserves, we attempt to account for all possible delays we can reasonably predict and their impact on the production forecast and remaining reserves to be produced.

Albacora Field

The Albacora field is located in the northern part of our offshore Block Z-1 in northwest Peru.  The current area of interest within the Albacora field is a mapped structure of approximately 7,500 acres and is located in water depths of less than 200 feet. In December 2009, we completed our first oil well in the Albacora field, the A-14XD well, under a well testing program pursuant to the new regulations. The A-14XD well has an EWT and gas flaring permit valid through mid-January 2011.

In January 2010, we commenced drilling the A-15D well, the second Albacora well, which was to be drilled to approximately 13,000 feet vertical depth and intended to test prospective sands below the lowest known oil sands tested or produced to date in the field. In mid-January 2010, we stopped oil production and drilling activities in order to install certain production equipment on the A platform.  In February 2010, we resumed drilling of the A-15D well as well as resumed testing the A-14XD well.

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

The A-16D well was originally intended to follow the same trajectory as the A-15D well with the same two targets and the same objectives.  However, in May 2010, due to the lack of drilling progress as a result of obstructions present under the seabed, we abandoned the A-16D.  Accordingly, in May 2010, we began drilling the A-17D well and in July 2010 permanent repairs to the A platform were completed.

Towards the end of September 2010, we completed the testing of the A-17D well and deemed the well to be a dry hole.  Because the target area of the A-17D well was an exploratory section of the Albacora field, we are writing-off the costs of this well as well as the costs for two previously drilled wells, the A-15D and A-16D, as those wells were intended to follow the same trajectory and reach the same location as the A-17D well but neither reached the target due to mechanical problems and both wells were junked and abandoned. Accordingly, while we do not expect the result of these wells to have a material impact, if any, on proved reserves in Albacora as estimated by Netherland Sewell and Associates, Inc. (“NSAI”), we do believe they will result in a downward revision of the probable (“P2”) reserves while the possible (“P3”) reserves may not be materially impacted.

Consequently we have decided to suspend the drilling operations in the Albacora field until we conduct and complete a 3-D seismic survey of the area in order to better define the position of future wells as well as to comply with our exploration commitments under our license contracts. We are completing additional government requested environmental studies to obtain the permit to begin the seismic acquisition program. Current indications are that permits should be granted and acquisition could begin in the first half of 2011. During the drilling downtime, we will move forward to fabricate and install permanent production and injection facilities on the Albacora platform. This should allow for continued production testing from the field once drilling operations resume by avoiding gas flaring and associated permitting issues.  Meanwhile, we have placed the rig at the A platform on standby until we are ready to commence drilling the onshore exploration well in Block XIX.

Consistent with our methodology for Corvina, we have requested our independent petroleum engineers, NSAI, to evaluate the reserves of the Albacora oil field using what we believe are reasonably conservative estimates of known uncertainties, such as the scheduling for drilling and installation of necessary production equipment and the time required to apply for and receive the necessary regulatory permits. Thus, in evaluating our reserves, we conservatively estimated these issues and their affects on potential production timetables.

Albacora Short-Term Oil Sales Contracts

In May 2010, we, through our wholly-owned subsidiary BPZ E&P, entered into a short-term 400 MBbls oil supply agreement with Petroperu. Under the terms of the agreement Petroperu agrees to purchase up to 400 MBbls of crude oil production originating from the Albacora oilfield in Block Z-1. The price per barrel of oil under the agreement is determined using a basket of crude oils based on a 15-day average of Forties, Oman, and Suez blend crude oil prices, as quoted in the Spot Crude Prices Assessment published in Platt’s Crude Oilgram Price Report, minus $3 per barrel and other customary purchase price adjustments. As part of the price adjustments we are allowed to sell oil under the contract as long as the salt content is less than 25 pounds per thousand barrels of oil.  There is no purchase price adjustment associated with salt content if the salt content is less than 10 pounds per thousand barrels.

In August 2010, we completed the installation of specialized oil desalting equipment in order to supplement the chemical oil treatment process we are utilizing to allow us to sell oil under the requirement of the original 400 MBbls oil sales contract with

Petroperu.  Current indications are that the equipment will allow us to reduce the salt content level on current oil production to levels acceptable under our oil sales contract with Petroperu.  In addition, we entered into separate smaller oil sales contracts with Petroperu in order to reduce the amount of Albacora oil being stored on vessels as follows:

In July 2010 we, through our wholly-owned subsidiary BPZ E&P, entered into a second short-term 110 MBbls oil supply agreement with Petroperu. Under the terms of the agreement, Petroperu agrees to purchase the oil production originating from the Albacora oilfield in Block Z-1. The price per barrel of oil under the agreement uses the same basket of crude oils as the 400,000 barrel oil supply agreement, however, the per barrel price is minus $4.30 and other customary purchase price adjustments. We are allowed to sell oil under the contract as long as the salt content is less than 60 pounds per thousand barrels of oil.  There is an incremental price adjustment associated with salt content if it is between 25 pounds and 60 pounds of salt per thousand barrels. All 110 MBbls is under this supply agreement were delivered and sold to Petroperu during the month of July 2010.

In September 2010 we, through our wholly-owned subsidiary BPZ E&P, entered into a third short-term 80 MBbls oil supply agreement with Petroperu. Under the terms of the agreement, Petroperu agrees to purchase the oil production originating from the Albacora oilfield in Block Z-1. The price per barrel of oil under the agreement uses the same basket of crude oils as the 400,000 barrel oil supply agreement, however, the per barrel price is minus $4.30 and other customary purchase price adjustments. We are allowed to sell oil under the contract as long as the salt content is less than 60 pounds per thousand barrels of oil.  There is an incremental price adjustment associated with salt content if it is between 25 pounds and 60 pounds of salt per thousand barrels. Approximately 50 MBbls under this supply agreement were delivered and sold to Petroperu during the month of September 2010 and the remaining 30 MBbls was delivered during October 2010.

Financing Activities

September 2009 Private Placement of Common Stock

On September 15, 2009, we closed a private placement of approximately 1.6 million shares of common stock, no par value, to the International Finance Corporation (“IFC”) pursuant to a Subscription Agreement dated September 15, 2009. This private placement was related to our registered direct offering of approximately 18.8 million shares of common stock at a price of $4.66 per share that closed on June 30, 2009. Pursuant to the Subscription Agreement dated December 16, 2006 (the “Subscription Agreement”) by and between IFC and us, IFC has the right, within 45 days of notice of an offering, to purchase shares of our common stock for the same price and terms as the participants in the offering to retain its proportionate ownership in us. IFC exercised its pre-emptive right to purchase approximately 1.6 million shares of common stock to which it was entitled under the Subscription Agreement, at the offering price of $4.66 per share, resulting in gross proceeds to us of approximately $7.6 million. In compliance with New York Stock Exchange (“NYSE”) requirements, the transaction was submitted to and approved by the shareholders of BPZ at a Special Meeting of Shareholders on August 24, 2009. No warrants or dilutive securities were issued to IFC in connection with the private placement. The shares were placed directly by us. We used the proceeds of this offering to develop our properties under our existing license contracts and other general corporate purposes consistent with our operating plans.

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

Gas-to-Power Project

The gas-to-power project entails the installation of an approximately 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and a 135 megawatt (“MW”) simple-cycle power generation facility.  The proposed power plant site is located adjacent to an existing substation and power transmission lines which, after the Peruvian government completes its expansion, are expected to be capable of handling up to 320 MW of power. The existing substation and transmission lines are owned and operated by third parties.

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

We currently estimate the gas-to-power project will cost approximately $150.0 million, excluding 19% value-added tax which will be recovered via future revenue billings.  The $150.0 million includes $130.0 million for the estimated cost of the power plant and $20.0 million for the natural gas pipeline. While we have held initial discussions with several potential joint venture partners for the gas-to-power project, in an attempt to secure additional financing and other resources for the project, we have not entered into any definitive agreements with a potential partner.  In the event we are able to identify and reach an agreement with a potential joint venture partner, we may only retain a minority position in the project. However, we expect to retain the responsibility for the construction and ownership of the pipeline. If we are unable to identify and reach an agreement with a potential partner, we plan to continue moving the project forward to completion without a partner. We are currently in the process of identifying and securing the additional financing necessary to move the project forward. We are currently in discussions with a financial institution to provide short term financing related to our turbine acquisitions. No firm agreements, offers or commitments are in place as we discuss possible terms and conditions.

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

Results of Operations

The following table sets forth revenues and operating expenses for the three and months ended September 30, 2010 and 2009:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands except per bbl information)			(in thousands except per bbl information)
Net sales volume:
Oil (MBbls)	399	207	192	1,046	744	302

Net revenue:
Oil and condensate	$26,688	$13,088	$13,600	$73,130	$37,362	$35,768

Average sales price (approximately):
Oil (per Bbl)	$66.84	$63.10	$3.74	$69.88	$50.21	$19.67

Operating expenses
Lease operating expense	10,967	9,591	1,376	21,309	21,445	$(136)
General and administrative expense	8,545	8,474	71	24,774	24,956	(182)
Geological, geophysical and engineering expense	6,113	297	5,816	7,016	1,195	5,821
Dry hole costs	32,059	—	32,059	32,059	—	32,059
Depreciation, depletion and amortization expense	6,659	5,881	778	24,193	19,267	4,926
Other expense	12,738	—	12,738	12,738	—	12,738
Total operating expenses	$77,081	$24,243	$52,838	$122,089	$66,863	$55,226

Operating loss	$(50,393)	$(11,155)	$(39,238)	$(48,959)	$(29,501)	$(19,458)

Net Revenue

For both the three and nine months ended September 30, 2010 and 2009, all oil sales were from oil produced under the Peruvian well testing regulations.

For the three months ended September 30, 2010, our net revenue increase by $13.6 million to $26.7 million from $13.1 million for the same period in 2009. The increase in net revenue is due to an increase in the amount of oil sold, 192 MBbls and an increase of $3.74, or 6%, in the average per barrel sales price received.

For the three months ended September 30, 2010, we had oil production from two producing wells in the Corvina field and one producing well in the Albacora field compared to five producing wells in the Corvina field during the same period in 2009. Total oil production for the three months ended September 30, 2010 was 279 MBbls compared to 214 MBbls for the same period in 2009. Total sales for the three months ended September 30, 2010 was 399 MBbls compared to 207 MBbls for the same period in 2009.

Although the number of wells contributing to production decreased in 2010 compared to the same period in 2009, the wells contributing to oil production, the CX11-17D and the A-14D wells have had continuous stable production during the quarter. Additionally the CX11-23D well was completed and put onto production in September 2010 and has performed similarly to the A-14D and CX11-17D wells during its first month of production. Although we had five producing wells during the three months ended September 30, 2009, oil production from the CX11-21XD and the CX11-15D wells were at various times and intervals partially or fully suspended due to workovers and maintenance of the wells.  The workovers and maintenance programs were done to help resolve certain gas channeling and water production issues encountered in the operation of the wells. The CX11-15D produced for approximately two of the three months in the period and the CX11-21XD produced for approximately one of the three months in the period.

For the three months ended September 30, 2010, the oil sales of 399 MBbls increased over both prior years’ quarter sales of 207 MBbls and current quarter oil production, 279 MBbls, due to sales of the Albacora oil in storage to the Talara refinery under short-term oil sales contracts with Petroperu.

For the nine months ended September 30, 2010, our net revenue increased by $35.8 million to $73.1 million from $37.4 million for the same period in 2009. The increase in net revenue is due to an increase of $19.67, or 39%, in the average per barrel sales price received and an increase in the amount of oil sold, 302 MBbls. During the nine months ended September 30, 2010, oil prices have remained consistent at $70 - $80 per barrel compared to steadily increasing prices in 2009, which rose steadily from $34 -$74 per barrel.

For the nine months ended September 30, 2010, we had partial to full oil production from eight producing wells in the Corvina field and one producing well in the Albacora field compared to five producing wells in the Corvina field during the same period in 2009. Total oil production for the nine months ended September 30, 2010 was 1,113 MBbls compared to 779 MBbls for the same period in 2009. Total sales for the nine months ended September 30, 2010 was 1,046 MBbls compared to 744 MBbls for the same period in 2009.

Although we suspended oil production from five of our wells as required under the extended well testing regulation in May 2010 and the CX11-19D well in June 2010, we have been able to produce more oil than during the same period in 2009.  During the nine months ended September 30, 2009, each of our five wells had stopped production for one to two months for workovers and maintenance.

We are currently planning to have all the required Corvina gas and water re-injection equipment in place by November 30, 2010, as well as have all other requirements complied with, at which time all wells in the Corvina field would be placed into commercial production. Although we plan to request additional EWT and gas flaring permits for all wells completed in the Albacora field until the appropriate gas and water re-injection facilities are installed and operational, there can be no assurance that the Ministry of Energy and Mines will grant approval of these permits or any future EWT permits requested by us. Under the current Peruvian well testing regulation, new wells may be tested for a period of six months. Testing of these wells beyond the initial six month period will require application to the Ministry of Energy and Mines, which may not grant approval. We may also be required to obtain corresponding gas flaring permits from the DGH, which may not grant them.

The revenues above are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro as stipulated in the Block Z-1 license agreement based on production levels. However, the royalty calculation is based on the prior five-day average of a blend of crude oil prices before the crude oil delivery date, as opposed to the price we receive for oil which is based on the prior two-week average of a blend of crude oil prices before the crude oil delivery date. For both the three and nine months ended September 30, 2010, the revenues received by us are net of royalty costs of approximately 5% of gross revenues or $1.7 million and $4.3 million, respectively. For the same periods in 2009, the revenues received by us are net of royalty costs of approximately 5% of gross revenues or $0.7 million and $2.1 million, respectively.

Lease Operating

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among others, workover expenses, operator fees, processing fees, insurance and transportation.  For the three months ended September 30, 2010, lease operating expenses increased by $1.4 million to $11.0 million ($27.47 per Bbl) from $9.6 million ($46.24 per Bbl) for the same period in 2009. The increase in the lease operating expenses is due to increases in supplies used in operations of $0.4 million, increased equipment rental expense of $0.1 million, increased crude oil transportation costs of $0.6 million, increased lab fees of $0.3 million, increased contract labor of $0.1 million, increased repair and maintenance expenses of $1.1 million, increased fuel costs of $0.7 million, increased insurance and other costs of $0.2 million and increased expenses transferred from oil inventory of $2.6 million.  Partially offsetting these increases to expense are decreases in workover expenses of $4.9 million.

For the three months ended September 30, 2010, the reason for the increase in expenses other than workover costs is that we are operating in two fields in 2010, while we were operating only one field during the same period in 2009.  With respect to workovers, during the three months ended September 30, 2010, we performed two workovers on the CX11-19D and the CX11-22D wells for a total cost of $0.8 million.  During the same period in 2009, we performed three workovers related to the CX11-20XD, CX11-21XD and CX11-15D wells for $5.7 million. The reason for the decrease in the per Bbl amounts at September 30, 2010 compared to September 30, 2009 is due to increased sales.

For the nine months ended September 30, 2010, lease operating expenses slightly decreased by $0.1 million to $21.3 million ($20.36 per Bbl) from $21.4 million ($28.82 per Bbl) for the same period in 2009. The decrease in lease operating expenses is due to decreased workover expenses of $6.5 million and increased expenses transferred to oil inventory of $0.9 million.  Partially offsetting these decreases to expense are increases in expenses related to supplies of $0.7 million, increased equipment rental expense of $0.3 million, increased crude oil transportation costs of $2.6 million, increased contract labor charges of $0.1 million, increased lab fees of $0.6 million, increased maintenance and barge repairs of $0.4 million, increased pumping service costs of $0.2 million, increased fuel costs of $1.9 million and increased other expenses of $0.4 million.

For the nine months ended September 30, 2010, the reason for the increase in expenses other than workover costs is that we are operating in two fields in 2010, while we were operating only one field during the same period in 2009.  With respect to workovers, during the nine months ended September 30, 2010, we performed four small workovers on four wells for a total cost of $2.0 million.  During the same period in 2009, we performed three workovers related to the CX11-20XD, CX11-21XD and CX11-15XD wells for $8.5 million. The reason for the decrease in the per Bbl amounts at September 30, 2010 compared to September 30, 2009 is due to increased sales.

General and Administrative

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the three months ended September 30, 2010, general and administrative expenses remained flat at $8.5 million from $8.5 million for the same period in 2009.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $1.5 million to $1.4 million for the three months ended September 30, 2010 from $2.9 million for the same period in 2009. The decrease in stock-based compensation expense is due to the vesting of the majority of awards granted in 2007 and 2008, which were granted at times when the grant date fair value of the awards was higher due to the high price of our common stock. Other general and administrative expenses increased $1.5 million to $7.1 million from $5.6 million for the same period in 2009. The $1.5 million increase is due to increased salary and salary related expenses of $0.9 million, increased travel and travel related expenses of $0.3 million and increased professional fees of $0.3 million.

For the three months ended September 30, 2010, the increase in salary and salary related expenses results from increased profit sharing expense, increase salary and salary related expenses as result of (1) salary reinstatements in 2010 that were voluntarily reduced in 2009 for certain executives and other key personnel; and (2) an increase in salary and salary related expenses as a result of annual salary increased awarded during the three months ended September 30, 2010 and an increase in the number of employees in 2010 compared to the same period in 2009. The $0.3 million of increase in professional fees is due to $0.8 million increased reserve engineering analysis and consulting for vessel leasing activities and increased reserve engineering analysis for two fields in 2010, increased consulting for employee recruiting and increased consulting for community service relationship programs. Partially offsetting the increase in professional fees are $0.5 million of reduced legal fees.

For the nine months ended September 30, 2010, general and administrative expenses decreased $0.2 million to $24.8 million from $25.0 million for the same period in 2009.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $5.2 million to $4.7 million for the nine months ended September 30, 2010 from $9.9 million for the same period in 2009. The decrease in stock-based compensation expense is due to the decrease in fair market value of awards granted in 2010 as a result of the decline in the stock price of BPZ and we are no longer recognizing as much stock compensation expense as a result of awards granted in previous years, with high grant date fair values, as these awards have vested. Also contributing to the decrease in stock based compensation is approximately $0.7 million of stock-based compensation expense related to the accelerated vesting for certain restricted stock and stock option awards granted to a former member of the Board of Directors and that occurred during the second quarter of 2009, which did not occur during 2010. Other general and administrative expenses increased $5.1 million to $20.1 million from $15.0 million for the same period in 2009. The $5.1 million increase is due to increased salary and salary related expenses of $2.9 million, increased professional fees of $1.3 million, increased maintenance and repair expense of $0.4 million, increased rent expense of $0.5 million, increased travel and travel related expenses of $0.5 million and increased training and development costs of $0.1 million. Partially offsetting these increases are decreases in equipment rental charges of $0.3 million and decreased bank fees of $0.3 million.

For the nine months ended September 30, 2010, the increase in salary and salary related expenses results from an aggregate bonus of $1.3 million awarded to certain executive and other key personnel during the second quarter of the current year with no corresponding bonuses awarded during the same periods in 2009, increased profit sharing expense, increase salary and salary related expenses as result of (1) salary reinstatements in 2010 that were voluntarily reduced in 2009 for certain executives and other key personnel; and (2) an increase in salary and salary related expenses as a result of annual salary increased awarded during the three months ended September 30, 2010 and an increase in the number of employees in 2010 compared to the same period in 2009. The $1.3 million of increase in professional fees is due to $1.7 million increased reserve engineering analysis and consulting for vessel leasing activities and increased reserve engineering analysis for two fields in 2010, increased consulting for employee recruiting and increased consulting for community service relationship programs. Partially offsetting the increase in professional fees are $0.4 million of reduced legal fees. The increase in maintenance and repair expense is due to operating more vessels and equipment in the current year compared to the same period in prior year. The increase in rent expense is due to the rental of new office space for our Peru office in the current year.  The decrease in equipment rental expense is due renting less equipment in the current year.  The decrease in bank fees is due to improved payments and fess fees incurred in the current year compared to the same period in prior year.

Geological, Geophysical and Engineering

Geological, geophysical and engineering expenses include laboratory, environmental and seismic acquisition related expenses. For the three months ended September 30, 2010, geological, geophysical and engineering expenses increased $5.8 million to $6.1 million compared to $0.3 million for the same period in 2009. For the nine months ended September 30, 2010 and 2009, geological, geophysical and engineering expenses increased $5.8 million to $7.0 million compared to $1.2 million for the same period in 2009.

For both the three and nine month period ended September 30, 2010, the reason for the increase in geological, geophysical and engineering expense is due to $5.8 million of seismic acquisition expenses related to our seismic data acquisition plan for Block XXIII which is expected to be completed during the first quarter of 2011. During the same period in 2009, we did not incur a significant amount of costs related to seismic acquisition.

Dry Hole Costs

For both the three and nine months ended September 30, 2010, we wrote-off $17.2 million of exploratory dry hole costs related to the A-17D well in the Albacora field which, in September 2010, was determined to have no commercial quantities of hydrocarbons and was abandoned.  In addition, we wrote-off $14.9 million of suspended well costs for two previously drilled wells, the A-15D and A-16D, as those wells were intended to follow the same trajectory and reach the same location as the A-17D well but neither reached the target due to mechanical problems and both wells were junked and abandoned.  There were no similar expenses for the same periods in 2009.

Depreciation, Depletion and Amortization

For the three months ended September 30, 2010, depreciation, depletion and amortization expense increased $0.8 million to $6.7 million from $5.9 million for the same period in 2009. For the nine months ended September 30, 2010, depreciation, depletion and amortization expense increased $4.9 million to $24.2 million from $19.3 million for the same period in 2009.

For the three months ended September 30, 2010, approximately half of depletion expense came from oil sold from the Albacora field and half came from oil originating from the Corvina field.  During the same period in 2009, all of the depletion expense came from oil sales originating from the Corvina field. As the depletion rate for the Albacora field is less than that of the Corvina field, depreciation, depletion and amortization increased by only 13% while the number of barrels sold increased 93%.

For the nine months ended September 30, 2010, approximately 75% of depletion expense came from oil sold from the Corvina field and approximately 25% came from oil sold from the Albacora field. During the same period in 2009, all of the depletion expense came from oil sales originating from the Corvina field. For the nine months ended September 30, 2010, the increase in depreciation, depletion and amortization expense is due to increased sales and production compared to the same period in 2009.  As the depletion rate for the Albacora field is less than that of the Corvina field, depreciation, depletion and amortization increased by only 26% while the number of barrels sold increased 41%.

For both the three and nine months ended September 30, 2010, contributing to depletion expense is a negative revision due to the result of a reduction in the reserve base in 2009 that is partially offset by a decrease in the average costs being amortized as the newer wells being brought onto production have cost less to drill and complete than the previous wells. The 2009 reserve analysis as prepared by NSAI included a 1.6 MMBbls negative revision in reserves due to the lower than expected performance of the CX11-14D, CX11-18XD, and CX11-20XD wells.

Other Expense

During the three and nine months ended September 30, 2010, we are reporting $12.7 million of charges as “Other expense”. These charges include $10.7 million of charges related to certain engineering, consulting, environmental and legal costs for our planned gas plant, pipeline and gas-to-power project and $2.0 million of charges related to the abandonment of two platforms. With respect to the $10.7 million of charges related to the planned gas plant, pipeline and gas-to-power project, during the third quarter of 2010, management determined that there is no future benefit of these engineering and development costs associated with our current gas plant, pipeline and gas-to-power project plans.  Accordingly, we have decided to write-off these costs. With respect to the $2.0 million of platform abandonment costs, we have determined that two previously built platforms, one located in the Piedra Redonda field and the CX-13 platform located in the eastern part of the Corvina field, both of which were in existence when we acquired the rights to the offshore Block Z-1 in northwest Peru, are not suitable for our future oil development plans. Accordingly, we are writing-off the $1.2 million costs incurred to evaluate the feasibility of refurbishing and using these platforms. In addition, we are accruing $0.8 million of abandonment costs related to the Piedra Redonda platform as we are obligated to ensure the platform does not cause a threat to marine vessels operating in the area or marine wildlife. There were no similar expenses for the same periods in 2009.

Other Income (Expense)

For the three months ended September 30, 2010, income from our investment in Ecuador property, net of investment amortization, increased by $0.1 million to income of $0.3 million from income of $0.2 million in 2009.  For the nine months ended September 30, 2010, income from our investment in Ecuador property, net of investment amortization, increased by $0.5 million to income of $0.6 million from income of $0.1 million in 2009. For the three and nine months ended September 30, 2010, we received payments of $0.4 million and $0.8 million, respectively, from our investment.  During both the three and nine months ended September 30, 2009, we received payments of $0.2 million.  For both the three and nine months ended September 30, 2010 and 2009, investment income / (expense) includes amortization expense of approximately $47,000 and $141,000, respectively.

For the three months ended September 30, 2010, we recognized approximately $2.8 million of net interest expense which includes $5.3 million of interest expense reduced by $2.5 million of capitalized interest expense. For the same period in 2009, we did not recognize any interest expense as we capitalized all interest expense of $1.2 million to construction in progress. For the nine months ended September 30, 2010, we recognized approximately $8.5 million of net interest expense which includes $15.4 million of interest expense reduced by $6.9 million of capitalized interest expense. For the same period in 2009, we did not recognize any interest expense as we capitalized all interest expense of $3.3 million to construction in progress.  For both the three and nine months ended September 30, 2010, the increase in interest expense is due to the $170.9 million of 2015 Convertible Notes issued in the current year.

For the three months ended September 30, 2010, interest income decreased by $0.1 million to income of $0.1 million from income of $0.2 million in 2009.  For the nine months ended September 30, 2010, interest income remained relatively flat at $0.2 million compared to the same period in 2009.

For the both the three months ended September 30, 2010 and 2009, other expense was not material. For the nine months ended September 30, 2010, other expense decreased by $1.3 million to income of approximately $30,000 from an expense of $1.2 million in 2009. The reason for the decrease in other expense is due to approximately $1.3 million of expense incurred in 2009 that was not repeated in 2010. Approximately $0.8 million of the $1.3 million was incurred during the first quarter of 2009 and related to the settlement of a disputed contractual obligation with a former consultant concerning services provided to both BPZ and its predecessor at the time BPZ became publicly traded.  An additional $0.4 million of the $1.3 million was recognized during the second quarter of 2009 and relates to stock options awarded to a former member of the Board of Directors that was recognized upon issuance of the award.

Income Taxes

For the three and nine months ended September 30, 2010, we recognized an income tax benefit of approximately $9.1 million and $7.0 million, respectively, on a net loss before income tax of approximately $52.8 million and $56.7 million, respectively. For the same periods in 2009, we recognized an income tax benefit of approximately $1.8 million and $4.7 million, respectively, on a net loss before income tax of approximately $10.8 million and $30.5 million, respectively. The difference between the effective tax rate recognized and the 22% statutory rate provided for under the Block Z-1 License Contract is due to:

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

•                  The increase in our deferred tax asset balance is primarily due to the inability to deduct, for Peruvian income tax purposes, the amortization associated with our total investment, including both intangible drilling as well as exploration costs associated with Block Z-1.  As a result, we are subject to tax prepayments on a taxable income even though we incurred a book loss.  This will continue until we transition into the commercial stage of production as defined under the Block Z-1 License Contract.

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. For both the three and nine months ended September 30, 2010 and 2009, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during those periods.

For the three months ended September 30, 2010, our net loss increased $34.7 million to a net loss of $43.7 million or ($0.38) per basic and diluted share from net loss of $9.0 million or ($0.08) per basic and diluted share for the same period in 2009. For the nine months ended September 30, 2010, our net loss increased $23.9 million to $49.7 million or ($0.43) per basic and diluted share from $25.8 million or ($0.26) per basic and diluted share for the same period in 2009.

Liquidity, Capital Resources and Capital Expenditures

At September 30, 2010, we had cash and cash equivalents of $52.9 million and current accounts receivable related to our September oil sales of $14.5 million, all of which was collected in October 2010. We also had $31.0 million in the current portion of our value-added tax receivable, which we will collect over time as we invoice our oil sales.

At September 30, 2010, we had trade accounts payable and accrued liabilities of $52.7 million.

At September 30, 2010, our outstanding long-term debt and short-term debt consisted of a $15.0 million IFC Facility bearing interest at LIBOR plus 2.75% due December 31, 2012 and 2015 Convertible Notes whose net amount of $139.4 million includes the $170.9 million of principal reduced by $31.5 million of the remaining unamortized discount. At September 30, 2010, the current and long-term portions of our capital lease obligations, primarily related to the barges used in our marine operations were $4.3 million and $4.3 million, respectively.

	For the Nine Months Ended
	September 30,
Cash Flows	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$(11,297)	$(25,208)
Investing activities	(114,287)	(50,256)
Financing activities	160,353	136,798

Operating Activities

Cash used in operating activities decreased by $13.9 million to a use of cash of $11.3 million for the nine months ended September 30, 2010 from a use of cash of $25.2 million for the same period in 2009. The change in cash flow before changes in operating assets and liabilities increased by $15.1 million as a result of higher non-cash charges during 2010 compared to 2009. Changes in operating assets and liabilities provided a use of cash of $1.2 million.  The increase in the use of cash is due to: (1) decrease in the change in accounts receivable due to the timing of oil deliveries and payments of those deliveries, $16.9 million; (2) increase in the change of prepaid and other assets to secure additional pipe, casing and accessories, $5.0 million; (3) decrease in the change to other liabilities balances due the timing of payments of certain Peruvian taxes, $0.5 million.  Offsetting these uses of cash are changes in operating assets and liabilities providing sources of cash including: (1) increase in the change of taxes payables as a result of increased revenues, $9.6 million; (2) increases in the change to accounts payables and other current liabilities, $8.2 million; and (3) decrease in the change to value-added taxes and inventory as we had less expenses subject to VAT and used less inventory in 2010 compared to the same period in 2009, $3.3 million.

Investing Activities

Net cash used in investing activities increased by $64.0 million to cash used in investing activities of $114.3 million for the nine months ended September 30, 2010 from $50.3 million in 2009.  The increase is due to increased capital expenditures of $64.4 million in 2010 as our operations included two fields in 2010, the Corvina and Albacora fields, as opposed to operating only one field during the same period in 2009, the Corvina field. Also contributing to the change in investing activities are changes in restricted cash providing a use of cash of $0.3 million.

2010 Equipment Activity

During the nine months ended September 30, 2010, we incurred net capital expenditures of approximately $73.0 million associated with our development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of a proprietary gas-fired power generation facility in Peru.

Of the costs mentioned above, we incurred capital expenditures related to the drilling and testing of the CX11-15D, CX11-23D, CX11-17D and CX11-22D wells in the Corvina field of approximately $0.5 million, $12.9 million, $7.4 million and $19.5 million, respectively. In the Albacora field, we incurred capital expenditures related to the drilling of the A-15D, A-16D and A-17D of approximately $8.4 million, $6.5 million and $17.2 million, respectively. During the three months ended September 30, 2010, the costs of the A-17D well were written-off as dry hole costs as well as the costs for two previously drilled wells, the A-15D and A-16D, as those wells were intended to follow the same trajectory and reach the same location as the A-17D well but neither reached the target due to mechanical problems and both wells were junked and abandoned.

In 2009, we entered into a lease-purchase agreement to acquire the Don Fernando barge to serve as our construction lay barge, as well as tender assist barge for drilling and construction operations, and it may be fitted to lay subsea pipe for the gas-to-power project.  During the nine months ended September 30, 2010, we capitalized an additional $3.0 million in order to have the barge ready to support its operations.

For the further development of the planned gas-fired power generation facility, we incurred costs of approximately $11.9 million as part of its agreement to purchase three LM 6000 gas-fired turbines.

For the nine months ended September 30, 2010, we incurred approximately $2.6 million for upgrades to our existing platforms as well as costs incurred in the construction of new platforms. In addition, we incurred $6.8 million in equipment for our production facilities at the A platform in Albacora and the CX-11 platform in Corvina. We incurred $10.4 million for the purchase of machinery and equipment used in operations in Peru, $0.4 million for the Caleta La Cruz dock refurbishment, $0.3 million in assets in transit, $0.5 million in furniture and improvements related to the new offices in Peru, $0.6 million in other barge improvements and $0.3 million related to the asset retirement obligation for the CX11-17D, CX11-22D and CX11-23D wells.

For the three and nine months ended September 30, 2010, we wrote-off approximately $11.9 million of property and equipment associated with its gas-to-power project and certain costs for the abandonment of two platforms.

For the three and nine months ended September 30, 2010, in accordance with the “successful efforts” method of accounting, we capitalized approximately $0.6 million and $1.5 million of depreciation expense, respectively, mainly related to the tender assist barges serving as support equipment, and $2.5 million and $6.9 million of interest expense, respectively, to construction in progress. For the same periods in 2009, we capitalized approximately $0.4 million and $1.1 million of depreciation expense, respectively, and $1.2 million and $3.3 million of interest expense, respectively, to construction in progress.

For the three and nine months ended September 30, 2010, we recognized $6.7 million and $24.2 million of depreciation, depletion and amortization expense, respectively. For the same periods in 2009, we recognized $5.9 million and $19.3 million of depreciation, depletion and amortization expense, respectively.

Financing Activities

Cash provided by financing activities increased by $23.6 million to $160.4 million for the nine months ended September 30, 2010 compared to $136.8 million for the same period in 2009. The increase in cash provided by financing activities is due to increased borrowings of $164.4 million and lower repayments of borrowings of $0.4 million that is partially offset by an increase in cash paid for debt issue costs of $6.1 million and a lesser amount of cash raised through equity issuances in 2009 of $135.1 million.

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

Long-Term Debt and Capital Lease Obligations

At September 30, 2010 and December 31, 2009, long-term debt and capital lease obligations consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)

$15 million IFC Senior Note, Libor plus 2.75%, due 2012	$15,000	$15,000
$170.9 million Convertible Notes, 6.5%, due 2015, net of discount of ($31.5) million	139,428	—
Capital Lease Obligations	8,594	11,910
Other	—	1,023
	163,022	27,933
Less: Current Portion of Long-Term Debt and Capital Lease Obligations	9,285	5,352
	$153,737	$22,581

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

The 2015 Convertible Notes are general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are effectively subordinate to all of our secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by our subsidiaries.

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

We estimated our non-convertible borrowing rate at the date of issuance of our 2015 Convertible Notes to be 12%.  The 12% non-convertible borrowing rate represents the borrowing rate of similar companies with the same credit quality as ours and was obtained through a quote from the initial purchaser. Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, we estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million. The discount will be amortized as non-cash interest expense into income over the life of the notes using the interest method. In addition, we recorded approximately $4.8 million of the $6.1 million of fees and commissions as debt issue costs that will be amortized over time using the interest method as interest expense. The remaining $1.3 million of fees and commissions will be treated as an original issue discount against the value of the equity component. We estimate the cash payments related to the 2015 Convertible Notes, assuming no conversion, for the years ended 2010, 2011, 2012, 2013, 2014 and thereafter to be approximately $6.3 million, $11.1 million, $11.1 million, $11.1 million, $11.1 million and $176.5 million, respectively.

As of September 30, 2010, the net amount of $139.4 million includes the $170.9 million of principal reduced by $31.5 million of the remaining unamortized discount. The net amount of the equity component is $33.3 million which includes the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs. The remaining unamortized discount of $31.5 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At September 30, 2010, using the current conversion rate of 148.3856 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into 25,364,737 shares of common stock.  In accordance with NYSE rules, we received shareholder approval to issue shares in excess of 19.99% of shares outstanding at the time of the offering (23,031,663 shares) should we need to issue shares in order to satisfy our obligation under the 2015 Convertible Notes.  As of September 30, 2010, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of our common stock at September 30, 2010, $3.83 per share, is less than the conversion price.

For both the three and nine months ended September 30, 2010, the effective interest rate for the 2015 Convertible Notes is 12%; including the amortization of debt issue costs, the effective interest rate is 12.6%.

The amount of interest expense related to 2015 Convertible Notes for the three months ended September 30, 2010 is $4.3 million, disregarding capitalized interest considerations, and includes $2.8 million of interest expense related to the contractual interest coupon, $1.3 million of non-cash interest expense related to the amortization of the discount and $0.2 million of interest expense related to the amortization of debt issue costs.  There were no similar expenses for the same period in 2009.

The amount of interest expense related to 2015 Convertible Notes for the nine months ended September 30, 2010 is $10.9 million, disregarding capitalized interest considerations, and includes $7.3 million of interest expense related to the contractual interest coupon, $3.1 million of non-cash interest expense related to the amortization of the discount and $0.5 million of interest expense related to the amortization of debt issue costs.  There were no similar expenses for the same period in 2009.

$15.0 Million IFC Reserve-Based Credit Facility

We have a $15.0 million reserve-based lending facility (“IFC Facility”) agreement (the “Loan Agreement”) with IFC through our subsidiaries BPZ E&P and BPZ Marine Peru S.R.L. as borrowers. The reserve-based lending facility matures in December 2012.

The reserve-based lending facility bears interest at an approximate rate of LIBOR plus 2.75%, currently equivalent to 3.5% based on the six month LIBOR rate of 0.75% at June 30, 2010.  The maximum amount available under this facility begins at $15.0 million and will be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The amount available under the Loan Agreement is subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, we are subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest coverage ratio. We have a waiver and amendment from IFC which extended the period of time to assign a first priority lien on Empresa Electrica Nueva Esperanza S.R.L.’s interest in the Agreement with GE for three gas-fired turbines to IFC until December 2010. Accordingly, we were in compliance with all material covenants of the Loan Agreement as of September 30, 2010.

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

In July, 2010, we exercised the second year purchase option and purchased the capital lease production equipment used on board our floating production, storage and offloading vessel (“FPSO”), the Namoku.

For the three and nine months ended September 30, 2010, we recognized approximately $2.8 million and $8.5 million of net interest expense, respectively, which includes $5.3 million and $15.4 million of interest expense, respectively, reduced by $2.5 million and $6.9 million of capitalized interest expense, respectively. For the same periods in 2009, we did not recognize any interest expense as we capitalized all interest expense of $1.2 million and $3.3 million, respectively, to construction in progress.

Performance Bonds

As of September 30, 2010, we have restricted cash deposits of $5.0 million. In connection with our properties in Peru, we have obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $3.1 million to insure certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, we have $1.3 million of restricted cash to collateralize insurance bonds for import duties related to the Don Fernando barge and $0.6 million of restricted cash to insure certain performance obligations and commitments at our gas-to-power project site near Tumbes. In addition, we have an unsecured performance bond of $0.1 million to guarantee our performance under an office lease agreement in Peru.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, legal requirements or rental practices.

Liquidity Outlook

We estimate for the remaining term of 2010 our required principal and interest payments for our outstanding debt to be approximately $2.8 million, our required principal and interest payments for our capital lease obligations to be approximately $1.6 million, our operating lease payments to be approximately $12.7 million and capital expenditures to be approximately $43.1 million (which includes $13.1 million for the drilling, development and production in the Corvina field and Albacora field, both fields are located in Block Z-1 in northwest Peru, $2.1 million in other capitalized costs, $1.2 million for additional marine support operations and $26.7 million for the three LM 6000 gas-fired turbines). In addition, we expect to incur approximately $10.6 million in seismic acquisition costs for Blocks XXII and XXIII.

Our major sources of funding to date have been through oil sales, equity raises, convertible debt issuances and, to a lesser extent, debt financing activities.  With our current cash balance, current and prospective Corvina and Albacora oil development cash flow, our recent convertible debt issuance, other potential third-party financing and potential financing from future equity raises, we believe we will have sufficient capital resources to execute our planned Corvina and Albacora oil development projects as well as service our current obligations. We plan to continue pursuing our gas-to-power project once project funding becomes available. We are currently in discussions with a financial institution to provide short term financing related to our turbine acquisitions. No firm agreements, offers or commitments are in place as we discuss possible terms and conditions. However, the timing and execution of our project is dependent on a variety of factors, including the technical design of facilities, permitting approval, timely installation of re-injection equipment and transition to commercial production, availability of equipment, time and costs required for delivery of materials and construction operations, performance by contractors and the success of planned financing, many of which factors are outside our control and cannot be assured.

We have hired a financial advisor to help us in pursuing joint venture partnerships and/or, farm-outs for some or all of our assets and options for financing our operations in northwest Peru. While there will be options discussed that could provide us with additional liquidity or funding, the outcome of this exercise cannot be predicted.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  Market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, satisfaction of well testing period requirements, successful installation of required permanent processing facilities, receipt of all required permits, successful installation of re-injection equipment and transition to commercial production, successful installation and operation of the new turbines, availability of capital resources, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to our Company is included in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

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

Interest Rate Risk

As of September 30, 2010, we had long-term debt and capital lease obligations of approximately $153.7 million and current maturities of long-term debt and capital lease obligations of approximately $9.3 million, consisting of the current portion of our IFC loan, capital lease obligations for barges and production equipment and loans for office furniture.

The $15.0 million reserve-based lending facility is variable rate debt and bears interest at an approximate rate of LIBOR plus 2.75%. The variable rate debt exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from September 2010 levels, interest expense would increase by approximately $0.2 million annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

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

Foreign Currency Exchange Rate Risk

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, the Nuevo Sol, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation in that country.  Transaction differences have been nominal to-date but are expected to increase as our activities in Peru continue to escalate.  For the three and nine months ended September 30, 2010 and 2009, exchange rate gains and losses were not material.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 17, “Legal Proceedings”, of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, for a discussion of legal proceedings, which are incorporated into this Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, includes a detailed discussion of our risk factors.  For the three and nine months ended September 30, 2010, there were no material changes in our risk factors as previously described in our Annual Report on Form 10-K.

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

BPZ RESOURCES, INC.

Date: November 9, 2010	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director