Form 10-Q
period 2011-06-30
BPZ RESOURCES, INC.
filed 2011-08-09
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

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

As of August 9, 2011, there were 115,888,274 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,676	$11,752
Accounts receivable	9,085	11,936
Income taxes receivable	12,573	9,987
Value added tax receivable	23,979	28,352
Inventory	18,541	18,968
Prepaid and other current assets	3,632	3,084

Total current assets	82,486	84,079

Property, equipment and construction in progress, net	351,248	342,507
Restricted cash	8,323	5,760
Other non-current assets	9,287	8,582
Investment in Ecuador property, net	913	1,007
Deferred tax asset	24,129	28,372

Total assets	$476,386	$470,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,062	$37,679
Accrued liabilities	15,061	14,072
Other liabilities	1,262	1,172
Accrued interest payable	4,473	4,273
Current maturity of long-term debt and capital lease obligations	2,424	4,180

Total current liabilities	37,282	61,376

Asset retirement obligation	904	855
Derivative financial instruments	4,623	—
Long-term debt and capital lease obligations, net	186,770	156,750

Total long-term liabilities	192,297	157,605

Commitments and contingencies (Note 17 and 18)

Stockholders’ equity:
Preferred stock, no par value, 25,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 250,000 authorized; 115,888 and 115,492 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	555,567	552,285
Accumulated deficit	(308,760)	(300,959)

Total stockholders’ equity	246,807	251,326

Total liabilities and stockholders’ equity	$476,386	$470,307

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenue:
Oil revenue, net	$35,646	$22,397	$73,362	$46,442
Other revenue	1,293	—	2,282	—

Total net revenue	36,939	22,397	75,644	46,442

Operating and administrative expenses:
Lease operating expense	7,521	5,578	18,273	10,342
General and administrative expense	9,276	8,203	18,307	16,229
Geological, geophysical and engineering expense	1,462	402	7,719	903
Depreciation, depletion and amortization expense	9,231	8,045	19,277	17,534
Standby costs	492	—	2,821	—

Total operating and administrative expenses	27,982	22,228	66,397	45,008

Operating income	8,957	169	9,247	1,434

Other income (expense):
Income (expense) from investment in Ecuador property, net	(47)	353	(94)	306
Interest expense	(4,905)	(3,749)	(8,640)	(5,689)
Loss on derivatives	(321)	—	(4,623)	—
Interest income	2	6	233	70
Other income (expense)	(14)	5	192	11

Total other expense, net	(5,285)	(3,385)	(12,932)	(5,302)

Income (loss) before income taxes	3,672	(3,216)	(3,685)	(3,868)

Income tax expense	3,380	1,046	4,116	2,168

Net income (loss)	$292	$(4,262)	$(7,801)	$(6,036)

Basic net income (loss) per share	$0.00	$(0.04)	$(0.07)	$(0.05)
Diluted net income (loss) per share	$0.00	$(0.04)	$(0.07)	$(0.05)

Basic weighted average common shares outstanding	115,322	114,919	115,260	114,896
Diluted weighted average common shares outstanding	115,776	114,919	115,260	114,896

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(7,801)	$(6,036)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,364	3,304
Depreciation, depletion and amortization	19,277	17,534
Amortization of investment in Ecuador property	94	94
Deferred income taxes	3,544	(4,537)
Amortization of discount and deferred financing fees	3,768	2,070
Unrealized loss on derivatives	4,623	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,851	343
(Increase) decrease in value added tax receivable	4,373	(4,806)
(Increase) decrease in inventory	720	(10,465)
Increase in other assets	(603)	(4,058)
Increase in income taxes receivable	(1,886)	—
Decrease in accounts payable	(23,617)	(9,156)
Increase in accrued liabilities	1,189	1,550
Increase in income taxes payable	—	1,409
Increase in other liabilities	90	93
Net cash provided by (used in) operating activities	8,986	(12,661)

Cash flows from investing activities:
Property and equipment additions	(28,262)	(75,314)
(Increase) decrease in restricted cash	(2,563)	1,190
Net cash used in investing activities	(30,825)	(74,124)

Cash flows from financing activities:
Borrowings	40,000	170,938
Repayments of borrowings	(14,629)	(3,003)
Deferred loan fees	(1,526)	(6,072)
Proceeds from exercise of stock options, net	923	—
Proceeds from sale of common stock, net	(5)	—
Net cash provided by financing activities	24,763	161,863

Net increase in cash and cash equivalents	2,924	75,078
Cash and cash equivalents at beginning of period	11,752	18,147
Cash and cash equivalents at end of period	$14,676	$93,225

Supplemental cash flow information:
Cash paid for:
Interest	$9,104	$3,478
Income tax	2,706	5,695

Non — cash items:
Purchase and additions to equipment with the issuance of a capital lease obligation	$—	$43
Depletion allocated to production inventory	293	1,670
Depreciation on support equipment capitalized to construction in progress	132	892
Asset retirement obligation capitalized to property and equipment, net of revisions	—	172

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Organization

BPZ Resources, Inc., (together with its subsidiaries, collectively referred to as the “Company” or “BPZ” unless the context requires otherwise) a Texas corporation, is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. The Company is focused on the exploration, development and production of oil and natural gas in Peru, and to a lesser extent, Ecuador. The Company also intends to utilize part of its planned future natural gas production as a supply source for the complementary development of a gas-fired power generation facility which is expected to be wholly- or partially-owned by the Company.

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

The Company is in the process of developing its Peruvian oil and natural gas reserves.  The Company was producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under a well testing program, until it placed the Corvina field into commercial production in November 2010. The Company is also in the initial stages of appraising, exploring and developing its potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1 and began producing from the A-14XD well in December 2009, and selling oil from the A-14XD well under a well testing program during the second quarter of 2010.  Additionally, the Company’s activities in Peru include analysis and evaluation of technical data on its other properties, preparation of the development plans for the properties, designs for platforms, procuring equipment for an extended drilling campaign, obtaining all necessary environmental, technical and operating permits, bringing additional production on-line, seismic acquisition, obtaining preliminary engineering and design of the power plant and gas processing facilities and securing the required capital and financing to conduct the current plan of operation.

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

Other items subject to estimates and assumptions include the carrying amounts of property and equipment including impairment and asset retirement obligations, derivatives and deferred income tax assets. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment and future expectations regarding estimates and assumptions. As future events and their effects cannot be determined accurately, actual results could differ significantly from management’s estimates.

Summary of Significant Accounting Policies

The Company has provided a summary discussion of significant accounting policies, estimates and judgments in Note 1 to the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding fair value measurement and disclosure requirements.  The most significant change will require the Company, for Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011.  The Company is evaluating the impact of the new guidance.

In June 2011, the FASB issued guidance impacting the presentation of comprehensive income.  The guidance eliminates the current option to report components of other comprehensive income in the statement of changes in equity.  The guidance is intended to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011.  The Company is evaluating the impact of the new guidance.

Note 2 — Value-Added Tax Receivable

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 18% effective March 2011 and 19% in previous periods.

Peru currently has an IGV early recovery program for oil and gas companies during the exploration phase. Under this program, IGV paid on the acquisition of certain goods and services used directly in hydrocarbon exploration activities can be recovered prior to a commercial discovery taking place or the initiation of production and revenue billings. Because the Company has oil sales in the Corvina field in commercial production and Albacora field under a well testing program, it is no longer eligible for the IGV early recovery program for Block Z-1.  Accordingly, the Company is recovering its IGV receivable with IGV payables associated with future oil sales under the normal IGV recovery process.

The Company’s current portion of value-added tax receivable as of June 30, 2011 and December 31, 2010 was $ 24.0 million and $28.4 million, respectively. For the six months ended June 30, 2011, the Company accrued approximately $11.6 million for IGV related to expenditures, reduced by approximately $16.0 million for IGV related to the sale of oil for the same period in 2011. In addition, at June 30, 2011 and December 31, 2010, the Company had approximately $3.0 million of value-added tax receivable as a long-term asset. See Note 4, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information.

Note 3 — Inventories

Inventories consist primarily of crude oil, tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market. The balance of inventory at June 30, 2011 and December 31, 2010 was $18.5 million and $19.0 million, respectively.

Inventory associated with tubular goods, accessories and spare parts at June 30, 2011 and December 31, 2010 was $16.2 million and $16.4 million, respectively.

The Company maintains crude oil inventories in storage vessels until the inventory quantities are at a sufficient level that the refinery in Talara will accept delivery.  Oil inventory is stated at the lower of average cost or market value. Cost is determined on a weighted average basis based on production costs. The crude oil inventory at June 30, 2011 consisted of approximately 71.1 MBbls at an estimated cost of $2.3 million or $32.56 per barrel. The crude oil inventory at December 31, 2010 consisted of approximately 49.8 MBbls at an estimated cost of $2.6 million or $50.55 per barrel.

Note 4 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of prepaid and other current assets as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in thousands)
Prepaid expenses and other	$1,742	$2,066
Deposits	111	124
Prepaid insurance	1,471	282
Insurance receivable	308	612

	$3,632	$3,084

Prepaid expenses and other are primarily related to prepayments for drilling services, equipment rental and material procurement. Deposits are primarily rent deposits in connection with the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors and officer’s insurance policies. Insurance receivable is related to the vessel incident which occurred in early August 2006. The Company incurred an operational delay of approximately three weeks, resulting from a navigation incident, which caused the BPZ-01 vessel to be grounded on a sand bank in Talara Bay in northwest Peru. As of June 30, 2011, the Company has an insurance receivable of approximately $0.3 million for the estimated insurance repair claims of $0.4 million expected to be filed with the insurance carrier. A deductible of $75,000 will be applied to this insurance claim when reimbursed.  The dry docking of the vessel occurred during the first quarter of 2011. The Company has submitted a claim to its insurance carrier and expects to receive payment during the third quarter of 2011.

Below is a summary of other non-current assets as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(in thousands)
Debt issue costs, net	$4,856	$4,151
Other receivable	1,431	1,431
Value-added tax receivable	3,000	3,000

	$9,287	$8,582

Other non-current assets consist of (i) direct transaction costs incurred by the Company in connection with its debt and capital raising efforts and (ii) claims related to an incident involving a small tanker that one of the Company’s marine transportation contractors was chartering from the Peruvian Navy’s commercial branch in 2008. As of June 30, 2011, the Company is seeking recovery of these amounts from the Peruvian Navy’s commercial branch. The Company expects to recover the majority of these amounts from either the Peruvian Navy or its insurance carrier.  Due to the uncertainty in timing of resolving the claims, the Company has classified the amount as a non-current asset.

In January 2011, the Company received proceeds under a new $40.0 million secured debt facility with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”). The Company recorded debt issue costs of approximately $1.5 million associated with the $40.0 million secured debt facility. The debt issue costs are being amortized over the life of the facility through July 2013, using the effective interest method.

In connection with the $170.9 million Convertible Notes due 2015, the Company incurred approximately $4.8 million of debt issue costs that are being amortized over the life of the indenture agreement, due March 2015.

For the three and six months ended June 30, 2011, the Company amortized into interest expense $0.4 million and $0.9 million, respectively, of debt issue costs. For the three and six months ended June 30, 2010, the Company amortized into interest expense $0.2 million and $0.3 million, respectively, of debt issue costs.  For further information regarding the Company’s debt, see Note 9, “Debt and Capital Lease Obligations”.

As of June 30, 2011 and December 31, 2010, the Company classified $3.0 million of its value-added tax receivable balance as a long-term asset as it believes it will take longer than one year to receive the benefit of this portion of the value-added tax receivable.  For further information see Note 2, “Value-Added Tax Receivable”.

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in thousands)
Construction in progress:
Power plant and related equipment	$63,328	$60,119
Platforms and wells	34,855	21,346
Pipelines and processing facilities	13,260	5,067
Other	3,102	1,098
Producing properties (successful efforts method of accounting)	243,631	243,349
Producing equipment	17,152	17,157
Barge and related equipment	71,156	70,456
Office equipment, leasehold improvements and vehicles	6,469	5,966
Accumulated depletion, depreciation and amortization	(101,705)	(82,051)

Net property, equipment and construction in process	$351,248	$342,507

The Company follows the “successful efforts” method of accounting for its costs of acquisition, exploration and development of oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. If the Company determines that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells are charged to exploration expense.  Capitalized costs of producing crude oil and natural gas properties, along with support equipment and facilities, are amortized to expense by the unit-of-production method based on proved developed crude oil reserves on a field-by-field basis.

Exploratory well costs capitalized greater than one year after completion of drilling were $13.0 million as of June 30, 2011, and December 31, 2010.  The exploratory well costs relate to the CX11-16X gas well, that was drilled in 2007, which tested sufficient quantities of gas and is currently shut-in, until such time as a market is established for selling the gas.  The Company plans to use the gas from the CX11-16X well for its gas-to-power project.  See Note 17, “Committments and Contingencies” for further information on the gas-to-power project.

During the six months ended June 30, 2011, the Company incurred net capital expenditures of approximately $28.4 million associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of a gas-fired power generation facility for the sale of electricity in Peru.

During the second quarter of 2011, the Company drilled the Pampa la Gallina well, its first onshare well.

For the six months ended June 30, 2011, the Company incurred approximately $5.1 million on the Pampa la Gallina well in Block XIX, $4.0 million for the development of the A-9G well and $1.6 million and for the development of the A-13E well.

In addition, the Company incurred $9.2 million for development and equipment for permanent production facilities.

Also, the Company added approximately $3.0 million of costs to the power plant, which is mostly capitalized interest, and incurred approximately $2.8 million related to costs incurred in the design and fabrication of the CX-15 platform and $0.5 million on the Caleta Cruz dock.

For the six months ended June 30, 2011, the Company incurred approximately $0.8 million in machinery and equipment, $0.4 million for assets in transit and $0.5 million in computer hardware, software and telecommunication equipment, $0.2 million for costs for office equipment and leasehold improvements for its offices Peru and approximately $0.3 million of other capitalized costs.

For the three months and six months ended June 30, 2011, the Company capitalized $0.1 million of depreciation expense, respectively, and $1.7 million and $4.4 million of interest expense, respectively, to construction in progress, which are included in the amounts above. For the same periods in 2010, the Company capitalized approximately $0.5 million and $0.9 million, respectively, of depreciation expense and $2.9 million and $4.3 million of interest expense, respectively, to construction in progress.

For the three months and six months ended June 30, 2011, the Company recognized $9.2 million and $19.3 million, respectively, of depreciation, depletion and amortization expense.  For the same periods in 2010, the Company recognized $8.0 million and $17.5 million, respectively, of depreciation, depletion and amortization expense.

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

Activity related to the Company’s ARO for the six months ended June 30, 2011 and the year ended December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
ARO as of the beginning of the period	$855	$766
Liabilities incurred during period	—	292
Accretion expense	49	111
Revisions in estimates during period	—	(314)
	—	—
ARO as of the end of the period	$904	$855

The 2010 revisions in estimates are due to the shift in timing of cash flows associated with expected payment of the ARO liability.  As the expected timing to settle the liabilities was extended in 2010, the present value of the liabilities was decreased and, as a result, the Company reduced both the liability and capitalized asset by approximately $0.3 million in accordance with ASC Topic 410.

Note 7 — Investment in Ecuador Property

The Company has a 10% non-operating net profits interest in an oil and gas property in Ecuador (the “Santa Elena Property”) totaling $0.9 million and $1.0 million at June 30, 2011 and December 31, 2010, respectively. The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense. Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the agreement which expires in May 2016.  Investment amortization expense from the Company’s investment in Ecuador property was approximately $47,000 and $94,000 for both the three months and six ended June 30, 2011 and 2010, respectively. During the three and six months ended June 30, 2011, the Company, received no distributions from its Ecuador investment.  For both the three and six months ended June 30, 2010, the Company received distributions of $0.4 million from the Company’s Ecuador investment.

Note 8 — Restricted Cash and Performance Bonds

As of June 30, 2011, the Company had restricted cash deposits of $8.3 million. In connection with the Company’s properties in Peru, it obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $3.1 million for certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, the Company has $2.0 million of restricted cash to collateralize insurance bonds for import duties related to the Don Fernando, the Company’s construction vessel, $0.7 million of restricted cash to insure certain performance obligations and commitments at the Company’s gas-to-power project site near Tumbes and $0.5 million related to other secured letters of credit.  In addition, the Company has an unsecured performance bond of $0.1 million to guarantee its performance under an office lease agreement in Peru.

Also included in restricted cash is a $2.0 million debt service reserve account as required under the $40.0 million secured debt facility entered into by the Company in January of 2011.  The $2.0 million debt service reserve account is required to be maintained for the first 18 month period and, thereafter, the Company must maintain a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date.

On July 7, 2011, the Company established a $2.5 million debt service reserve account as required under the $75.0 million secured debt facility entered into by the Company.  For further information on this debt service reserve account on the $75.0 million secured debt facility see Note 9, “Debt and Capital Lease Obligations.”

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

Note 9 — Debt and Capital Lease Obligations

At June 30, 2011 and December 31, 2010, debt and capital lease obligations consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)

$15 million IFC Senior Note, Libor plus 2.75%, due 2012	$—	$12,500
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($27.2) million at June 30, 2011 and ($30.1) million at December 31, 2010	143,713	140,820
$40.0 million Secured Debt Facility, 3-month Libor plus 7%, due July 2014	40,000	—
Capital Lease Obligations	5,481	7,610
	189,194	160,930
Less: Current Portion of Long-Term Debt and Capital Lease Obligations	2,424	4,180
	$186,770	$156,750

$75 Million Secured Debt Facility

On July 6, 2011, the Company, and its subsidiaries, entered into a credit agreement with Credit Suisse and other parties (collectively the “lenders”), where the lenders agreed to provide a $75.0 million secured debt financing (the “$75.0 million secured debt facility”) in two loan tranches (respectively, the “Tranche A loans” and the “Tranche B loans”)  to the Company’s subsidiary, BPZ E&P, and the Company and its subsidiary BPZ Energy LLC agreed to unconditionally guarantee the $75.0 million secured debt facility.  The $75.0 million secured debt facility provides for fees payable by BPZ E&P to the lenders, and to certain collateral agents pursuant to fee letters entered into by BPZ E&P with each of such parties.  The fee letters provide for (i) a participation fee and a distribution fee equal to 2.5% of the principal amount borrowed, (ii) a structuring fees of $1.3 million, (iii) an administration fee of 0.50% of the principal amount outstanding and (iv) a performance based arranger fee whose amount is determined by the change in the price of Brent crude oil at inception of the loans and the price at each principal repayment date, subject to a 12% ceiling of the principal amount borrowed.  The full amount available under the $75.0 million secured debt facility was drawn down by the Company on July 7, 2011.

Proceeds from the $75.0 million secured debt facility will be utilized to pay certain fees and expenses under the $75.0 million secured debt facility, to fund a debt  service reserve account under the $75.0 million secured debt facility, to reimburse certain affiliates of BPZ E&P for up to $14.0 million of capital and exploratory expenditures incurred by them in connection with the development of Block Z-1, and up to $6.0 million of capital and exploratory expenditures incurred by them in connection with the development in Block XIX in northwest Peru, and to finance BPZ E&P’s capital and exploratory expenditures in connection with the development of Block Z-1.

The $75.0 million secured debt facility is secured by (i) all of BPZ E&P’s Block Z-1 property on the northwest coast of Peru, (ii) the wellhead oil production of Block Z-1, (iii) all of BPZ E&P’s rights, title and interests under the Block Z-1 License Contract with Perupetro S.A. (“Perupetro”), a private law state company engaged in the refining, transportation, distribution and trading of petroleum products to meet Peru’s domestic energy needs, (as amended and assigned), (iv) a collection account (including BPZ E&P’s deposits and investments), (v) all of BPZ E&P’s right, title and interests under current and future contracts in connection with the sale of crude oil and/or gas produced and sold at Block Z-1, together with related receivables, (vi)  BPZ E&P’s Capital Stock, (vii) a debt service reserve account, and (viii) certain other property that is subject to a lien in favor of Credit Suisse.

Each tranche of the $75.0 million secured debt facility matures on July 7, 2014, with principal repayment on each tranche due in quarterly installments based on a scheduled repayment plan commencing in January 2013.  The $75.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 9%, unless the Tranche B loans are prepaid in full, in which case the $75.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 7.5%.

The $75.0 million secured debt facility contains covenants that will limit the Company’s ability to, among other things, incur additional debt, create certain liens, enter into transactions with affiliates, pay dividends on or repurchase stock of the Company or its subsidiaries, or sell assets or merge with another entity.  In addition, the Company must complete certain projects in the Corvina and

Albacora offshore fields in Block Z-1 by certain scheduled dates.  There are also customary financial covenants under the $75.0 million secured debt facility, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio, maximum capitalization ratio, minimum oil production quota per quarter, minimum debt service coverage ratio, minimum proved developed producing reserves coverage ratio, maximum indebtedness, and minimum liquidity ratio.

The $75.0 million secured debt facility provides for events of default and cure periods customary for facilities of this type, including, among other things: (i) payment breaches under any of the finance documents; (ii) representation and warranty breaches; (iii) any default, early amortization event or similar event occurring with respect to the finance documents regarding one of the Company’s Peruvian subsidiaries or one or more debt facilities in an aggregate outstanding principal amount of at least $30.0 million, if the effect is to accelerate the maturity; (iv) failure to comply with obligations under the $75.0 million secured debt facility; (v) admissions of inability to pay debts as they become due; (vi) application for the appointment of a receiver; (vii) making a general assignment for the benefit of creditors; (viii) insolvencies or filing of bankruptcy; (ix) certain monetary and non-monetary judgments, orders, decrees or awards against BPZ E&P, or any guarantor and any of their respective subsidiaries; (x) revocation, withdrawal, suspension or modification of certain governmental approvals; (xi) suspension, revocation or termination of any $75.0 million secured debt facility financing or security documents or certain key agreements; (xii) certain actions by certain governmental authorities; and (xiii) the occurrence of change in control.  In addition, the $75.0 million secured debt facility provides for optional prepayments in certain circumstances, as well as mandatory prepayments of certain portions of the loans if BPZ E&P or any guarantor and any of their respective subsidiaries enters into a permitted farm out transaction with respect to their interests in Block Z-1 that would have the effect of reducing BPZ E&P’s and such guarantors’ collective economic interest in Block Z-1 below certain ownership thresholds.

If an event of default occurs, Credit Suisse shall, upon the request of the majority lenders, or may, (i) by notice to BPZ E&P, (a) immediately terminate the lending commitments; and/or (b) declare all or part of the principal amount of the loans, together with accrued interest, immediately due and payable; provided that, all lending commitments shall automatically terminate and all amounts due and payable on any loan will automatically become immediately due and payable without notice if BPZ E&P or any guarantor and any of their respective subsidiaries appoint a receiver, liquidator or trustee, make a general assignment for the benefit of their creditors, become insolvent or bankrupt, liquidate, or are subject to certain monetary judgments exceeding in the aggregate, $30.0 million; and/or (ii) liquidate the security collateral and apply the proceeds thereof to pay the loans.

The $75.0 million secured debt facility required the Company to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  After the first 15 month period, the Company is required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date.  On July 7, 2011, the Company established the $2.5 million debt service reserve account.

With respect to the performance based arranger fee, the fee is payable at each of the principle repayment dates.  The performance based arranger fee is calculated by multiplying the principal payments at each principal payment date by the change in oil prices from the loan origination date and the oil price at each principal payment date. Additionally, the performance based arranger fee contains a maximum amount to be paid by the Company over the term of the loan. The Company believes the performance based arranger fee may qualify as an embedded financing derivative under ASC Topic 815, “Derivatives and Hedging”.  This would require the Company to record the fair value of the derivative liability at inception and to revalue the liability at each financial reporting date throughout the term of the loan. The Company is currently assessing the impact of the expected liability.

The Company estimates the cash payments related to the $75.0 million secured debt facility, excluding potential payments for the performance based arranger fee but including interest payments, for the year ended December 31, 2011, 2012, 2013 and 2014 to be approximately $1.8 million, $7.4 million, $43.5 million and $38.6 million, respectively.

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

The $40.0 million secured debt facility requires the Company to establish and maintain a debt service reserve account during the term of the facility. For further information regarding the debt service reserve account, and its requirements, see Note 8, “Restricted Cash and Performance Bonds”.

The $40.0 million secured debt facility matures on July 27, 2013, with principal repayment due in equal quarterly installments of $8.0 million commencing on July 27, 2012.  The $40.0 million secured debt facility bears interest at three month LIBOR plus 7.0%. Interest is due and payable every three month period after the commencement of the loan.

The $40.0 million secured debt facility subjects  the Company to various financial covenants calculated as of the last day of each quarter, including a maximum leverage ratio, a minimum consolidated interest coverage ratio, a maximum consolidated capitalization ratio and minimum oil production quota per quarter.  The Company was in compliance with these financial covenants at June 30, 2011.

The $40.0 million secured debt facility provides for events of default and cure periods customary for facilities of this type, including, among other things, payment breaches under any of the finance documents; representation and warranty breaches; any default, early amortization event or similar event occurring with respect to one or more debt facilities in an aggregate outstanding principal amount of at least $3.0 million, if the effect is to accelerate the maturity; failure to comply with obligations; application for the appointment of a receiver; making a general assignment for the benefit of creditors; insolvencies or filing of bankruptcy; certain monetary and non-monetary judgments, orders, decrees or awards against the Company or its subsidiaries; suspension, revocation or termination of any $40.0 million secured debt facility financing or security documents with Credit Suisse or certain key agreements; and change in control.  In addition, the $40.0 million secured debt facility provides for a mandatory repayment of the loans if the Company secures financing for its gas-to-power project.

If an event of default occurs, Credit Suisse shall, upon request of the majority lenders under the facility, or may, by notice to the Company, (i) immediately terminate the lending commitments; and/or (ii) declare all or part of the principal amount of the loan, together with accrued interest, immediately due and payable, without demand; provided however that, all lending commitments shall automatically terminate and all amounts due and payable on any loan will automatically become immediately due and payable without notice if the Company or any subsidiary appoints a receiver, liquidator or trustee, make a general assignment for the benefit of their creditors, become insolvent, bankrupt, liquidate, or are subject to certain monetary judgments exceeding in the aggregate, $3.0 million; and/or (iii) liquidate the security collateral and apply the proceeds thereof to pay the loans.

In January 2011, the Company received the $40.0 million in proceeds and recorded approximately $1.5 million of associated fees and commissions as debt issue costs that are being amortized to interest expense over the term of the debt using the interest method.

Proceeds from the $40.0 million secured debt facility was utilized to meet the Company’s 2011 capital expenditure budget, to finance its exploration and development work programs, and to reduce its existing debt.

At June 30, 2011, the Company estimates the cash payments related to the $40.0 million secured debt facility, excluding the potential payments for the Performance Based Arranger Fee, but including interest payments, for 2011, 2012, and 2013 to be approximately $1.5 million, $18.8 million and $24.9 million, respectively.

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

The Company estimated its non-convertible borrowing rate at the date of issuance of the 2015 Convertible Notes to be 12%. The 12% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as the

Company and was obtained through a quote from the initial purchaser. Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, the Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million. The discount is being amortized as non-cash interest expense over the life of the notes using the interest method. In addition, the Company allocated approximately $4.8 million of the $6.1 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the notes using the interest method. The remaining $1.3 million of fees and commissions were treated as transaction costs associated with the equity component. The Company estimates the cash payments including interest payments related to the 2015 Convertible Notes, assuming no conversion, for 2011, 2012, 2013, 2014 and 2015 to be approximately $5.6 million, $11.1 million, $11.1 million, $11.1 million and $176.5 million, respectively. The Company evaluated the 2015 Convertible Notes agreement for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of June 30, 2011, the net amount of $143.7 million includes the $170.9 million of principal reduced by $27.2 million of the remaining unamortized discount. The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million, reduced by $1.3 million of direct transaction costs. The remaining unamortized discount of $27.2 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At June 30, 2011, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into approximately 28.9 million shares of common stock.  As of June 30, 2011, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of the Company’s common stock at June 30, 2011, $3.28 per share, is less than the conversion price.

For the three months and six months ended June 30, 2011, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.6%.

For the three months and six months ended June 30, 2011, the amount of interest expense related to the 2015 Convertible Notes was $4.5 million and $8.9 million, respectively, disregarding capitalized interest considerations, and includes $2.8 million and $5.6 million, respectively, of interest expense related to the contractual interest coupon, $1.5 million and $2.9 million, respectively, of non-cash interest expense related to the amortization of the discount and $0.2 million and $0.4 million, respectively of interest expense related to the amortization of debt issue costs.

For the three months and six months ended June 30, 2010, the amount of interest expense related to the 2015 Convertible Notes was $5.1 million and $6.5 million, respectively, disregarding capitalized interest considerations, and includes $3.6 million and $4.5 million, respectively, of interest expense related to the contractual interest coupon, $1.3 million and $1.7 million, respectively, of non-cash interest expense related to the amortization of the discount and $0.2 million and $0.3 million, respectively of interest expense related to the amortization of debt issue costs.

Capital Leases

The Company is party to several capital lease agreements, as more fully described in its Form 10-K for the year ended December 31, 2010.  Generally, the Company enters into capital lease agreements in order to secure marine vessels to support its operations in Peru and to obtain furniture and fixtures for its offices located in Houston and Peru. The contractual term of the capital lease agreements range between two to five years and the effective interest rate of the capital lease agreements range between 17.6% and 34.9%.

Interest Expense

For the three months and six months ended June 30, 2011, the Company recognized approximately $4.9 million and $8.6 million, respectively, of net interest expense which includes $6.6 million and $13.0 million, respectively, of interest expense reduced by $1.7 million and $4.4 million, respectively, of capitalized interest expense. For the three months and six months ended June 30, 2010, the Company recognized approximately $3.7 million and $5.7 million, respectively, of net interest expense which includes $6.6 million and $10.0 million, respectively, of interest expense reduced by $2.9 million and $4.3 million, respectively, of capitalized interest expense.

Note 10 — Derivative Financial Instruments

Objective and Strategies for Using Derivative Instruments:

In connection with the $40.0 million secured debt facility, the Company and Credit Suisse agreed that a portion of the arranger fee would be based on the performance for oil prices and be payable at each of the principal repayment dates.  The fee is calculated by multiplying the principal payment amount by the change in oil prices from the loan origination date and the oil price at each principal repayment date. Additionally, the fee is capped at 18% of the loan proceeds obtained by the Company. The Performance Based Arranger Fee is being accounted for as an embedded financing derivative under ASC Topic 815, “Derivatives and Hedging” and, accordingly, is being recorded at fair value with any mark-to-market changes in value reflected as loss on derivatives in the accompanying consolidated statements of operations.

Derivative Financial Instruments Not Designated as Hedging Instruments

Amount of (Gain) Loss on Derivative Instruments Recognized in Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Realized derivative (gain) loss	$—	$—	$—	$—
Unrealized derivative (gain) loss	321	—	4,623	—
Total (gain) loss on derivative financial instruments	$321	$—	$4,623	$—

See Note 12, “Fair Value Measurements and Disclosures” for a discussion of methods and assumptions used to estimate the fair values of the Company’s derivative instruments.

Note 11 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock, no par value and 250,000,000 shares of common stock, no par value, authorized for issuance.

Potentially Dilutive Securities

Basic earnings (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding during each period. The diluted earnings (loss) per share of common stock may include the effect of the Company’s shares issuable under a convertible debt agreement, outstanding stock options or shares of restricted stock, except in periods in which there is a net loss. The following table summarizes the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Net Income (Loss)	$292	$(4,262)	$(7,801)	$(6,036)

Shares:
Basic weighted average common shares outstanding	115,322	114,919	115,260	114,896

Incremental shares from assumed conversion of dilutive share based awards	454	—	—	—

Diluted weighted average common shares outstanding	115,776	114,919	115,260	114,896
Excluded share based awards (1)	5,222	5,562	5,676	5,562
Excluded convertible debt shares (1)	28,890	25,365	28,890	25,365

Basic net income (loss) per share	$0.00	$(0.04)	$(0.07)	$(0.05)
Diluted net income (loss) per share	$0.00	$(0.04)	$(0.07)	$(0.05)

(1)  Inclusion of the shares for these  awards would have had an anti-diutive effect.

Stock Option and Restricted Stock Plans

The Company has in effect the 2007 Long-Term Incentive Compensation Plan, as amended (the “2007 LTIP”), and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and the Directors’ Plan provide for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants, employees of certain of the Company’s affiliates, as well as non-employee directors. The number of shares authorized under the amended 2007 LTIP and Directors’ Plan is 8.0 million and 2.5 million, respectively. As of June 30, 2011, approximately 3.4 million shares remain available for future grants under the 2007 LTIP and 0.8 million shares remain available for future grants under the Directors’ Plan.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation” for the three months and six months ended June 30, 2011 and 2010, respectively, and are generally included in “general and administrative expense” in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Employee stock—based compensation costs	$736	$1,064	$1,652	$2,370
Director stock—based compensation costs	422	385	712	934
	$1,158	$1,449	$2,364	$3,304

Restricted Stock Awards and Performance Shares

On March 1, 2011, the Company’s Board of Directors awarded 74,683 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP.  The restricted stock awards generally vest on the second anniversary of the grant date. On March 14, 2011, the Company granted certain officers 220,000 shares of restricted stock under the Company’s 2007 LTIP.  These awards fully vest on March 1, 2013.  On May 1, 2011, the Company’s Board of Directors awarded 10,000 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP.  For the six months ended June 30, 2011, the weighted average grant date fair value per share of the 304,683 awards granted was $6.06.

Stock Options

On March 1, 2011, the Company’s Board of Directors awarded officers and other key employees a total of 224,049 options to purchase the Company’s common stock under the Company’s 2007 LTIP.  These options generally vest in equal annual installments over a three-year period from the grant date.

For the six months ended June 30, 2011, the Company awarded its non-employee directors a total of 275,000 options to purchase the Company’s common stock under the Directors’ Plan.  These options generally vest in equal annual installments over a two-year period from the grant date.

For the six months ended June 30, 2011, the weighted average exercise price per share of the options awards granted and the weighted average fair value per share of the options awards granted were $6.42 and $4.14, respectively.

Employee Stock Purchase Plan

The employee stock purchase plan, which was approved by the shareholders on June 24, 2011, provides eligible employees the opportunity to acquire shares of BPZ Resources, Inc. common stock at a discount, through payroll deductions. Employees will be allowed to purchase up to 2,500 shares in any one offering period (not longer than twenty-seven months), within IRS limitations and plan rules.  The offering period means each period of time which common stock is offered to participants. Generally, the purchase price for stock acquired under the plan is the lower of 85% (subject to compensation committee adjustment) of the fair market value of the common stock on the grant date or the fair market value of the common stock on the investment date. Under this plan, 2,000,000 common shares have been reserved for issuance and purchase by employees.

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

Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

		Fair Value Measurements Using:
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
June 30, 2011

Financial Liabilities
Derivative Financial Instruments	Noncurrent Liabilities	$—	$4,623	$—
		$—	$4,623	$—

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as asset retirement obligations and impairments of long-lived assets, at fair value on a non-recurring basis. See Note 6, “Asset Retirement Obligation” for further information.  None of the Company’s non-financial assets and liabilities were impaired as of June 30, 2011 and December 31, 2010.

Additional Fair Value Disclosures

Debt with Variable Interest Rates

The fair value of the Company’s $40.0 million secured debt facility, at June 30, 2011, and the Company’s IFC Facility, at December 31, 2010, approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates, and because the interest rates charged are at rates at which the Company could borrow under similar terms.

The fair value information regarding the Company’s fixed rate debt is as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value (2)	Carrying Amount	Fair Value (2)
	(in thousands)		(in thousands)

$170.9 million Convertible Notes, 6.5%, due 2015, net of discount of ($27.2) million at June 30, 2011 and ($30.1) million at December 31, 2010 (1)	$143,713	$158,083	$140,820	$176,540

(1)                    Excludes obligations under capital lease arrangements and variable rate debt.

(2)                    The Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $158.1 million and $176.5 million at June 30, 2011 and December 31, 2010, respectively, based on observed market prices for the same or similar type of debt issues.

Note 13— Oil Revenue

At June 30, 2011, the Company has developed nine wells in the Corvina field and one well in the Albacora field.  Of these wells, six were producing oil, one was being used for gas reinjection, one was being used for water reinjection and the remaining wells were shut-in at June 30, 2011.  In late-January 2011, the A-14XD well in the Albacora field was shut-in as the Company’s extended well testing and gas flaring permits had expired.  In June 2011, the A-14XD was reopened, after the Company received authorization from the Ministry of Mines of Peru, to conduct interference testing for a four month period.  The interference testing permits are for the A-14XD, A-9G, and A-13E oil wells, with the latter two having been drilled by a previous operator, which were all shut-in at the Albacora platform.  In July 2011, the Company received an Extended Well Test (“EWT”) permit with related gas flaring allowances that will allow it to continue testing operations, once the initial interference testing program ends in September.  This new permit will allow the Company to produce all three wells simultaneously starting October 1, 2011.

The Company began producing oil on a limited basis in November 2007 from the CX11-21XD and CX11-14D wells in the Corvina field under a well testing program.  During the second and fourth quarter of 2008, it added production from the CX11-18XD and CX11-20XD wells, respectively, under the well testing program.  In 2009, the Company added the CX-15D during the second quarter and the CX11-19D well in the Corvina field and the A-14XD well in the Albacora field during the fourth quarter to its well testing program. In 2010, the Company added the CX11-17D during the first quarter, the CX11-22D during the third quarter and the CX11-23D the well during the fourth quarter to its well testing program.  On November 30, 2010, the Company transitioned the Corvina field from extended well testing into commercial production.

The oil is delivered by vessel to the refinery owned by the Peruvian national oil company, Petroleos del Peru – Petroperu S.A. (“Petroperu”), in Talara, located approximately 70 miles south of the platform.  Produced oil is kept in production inventory until the Company increases the inventory quantities to a sufficient level that the refinery in Talara will accept delivery.  Although all of the Company’s oil sales are to Petroperu, it believes that the loss of Petroperu as its sole customer would not materially impact the Company’s business because it could readily find other purchasers for the Company’s oil production both in Peru and internationally.

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

The Company’s revenues are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro,  as stipulated in the Block Z-1 license agreement based on production. However, their calculation is based on the past five-day average basket of crude oils prices, as discussed above, before the crude oil delivery date, as opposed to the price the Company receives for oil which is based on the prior two-week average of a blend of crude oil prices before the crude oil delivery date. For the three months and six months ended June 30, 2011, the revenues received by the Company are net of royalty costs of approximately 5% of gross revenues or $1.9 million and $3.9 million, respectively.  For the same period of 2010, the revenues received by the Company are net of royalty costs of approximately 5% of gross revenues or $1.2 million and $2.6 million, respectively.

Note 14 — Standby Costs

After completing the CX11-23D well in the Corvina field and the A-17D well in the Albacora field at the end of the third quarter of 2010, the Company suspended drilling operations until it completes a seismic data acquisition program planned for 2011 and fabricates and installs a new drilling platform in Block Z-1, currently scheduled for mid-2012.  As a result, for the three months and six months ending June 30, 2011, the Company incurred $0.5 million and $2.8 million, respectively, in standby costs that includes $0.5 million and $2.3 million, respectively, of standby rig costs.  Additionally, the Company incurred $0.5 million of allocated expenses associated with drilling operations for the six months ended June 30, 2011.  There were no similar expenses incurred by the Company during the three months and six months ended June 30, 2010.

Note 15 — Income Tax

For the three months and six months ended June 30, 2011, the Company recognized an income tax expense of approximately $3.4 million and $4.1 million on  income (loss) before income taxes of approximately $3.7 million and ($3.7) million, respectively.  For the same periods in 2010, the Company recognized an income tax expense of approximately $1.0 million and $2.2 million, respectively, on a net loss before income tax of approximately $3.2 million and $3.9 million, respectively.  The difference between the effective tax rate recognized and the 22% statutory rate provided for under the Block Z-1 License Contract is due to:

•                  The Company has a valuation allowance for the full amount of the domestic deferred tax asset resulting from the income tax benefit generated from net losses in the U.S., as it believes, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2027.  Consequently, approximately $3.5 million and $13.1 million, respectively, of loss before income taxes for the three and six months ended June 30, 2011 did not produce any tax benefit.

•                  Income before income taxes of approximately $7.2 million and $9.4 million, respectively, related primarily to the Block Z-1 license contract resulted in income tax expense of approximately $2.0 million and $2.7 million, for the three and six months ended June 30, 2011.  The difference from the 22% statutory rate provided for under the Block Z-1 License Contract is due to other Peruvian operations that have a higher statutory tax rate, certain expenses which are not deductible in Peru and a change in the timing of when certain expenses are deductible.

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the consolidated statement of operations. For the three months and six months ended June 30, 2011 and 2010, respectively, the Company did not have any uncertain tax positions or accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized during those periods.

Note 16 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), previously in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”,  which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing parlance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three months and six months ended June 30, 2011 and 2010, respectively. Accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, Petroperu. The majority of the Company’s long-lived assets are located in Peru. Management does not consider its investment in Ecuador as separate business segment.

Note 17 — Commitments and Contingencies

Extended Well Testing Regulation

On December 13, 2009, new legislation regulating well testing in Peru became effective under a Supreme Decree issued by the government of Peru.  The new regulation provides that all new wells may be placed on production testing for up to six months.  If the operator believes that additional testing is needed to properly evaluate the productive capacity of the field, and can technically justify such need, a request for the well to enter into an EWT period must be submitted to the General Directorate of Hydrocarbons

(“DGH”), the agency of the Ministry of Energy and Mines responsible for regulating the optimum development of oil and gas fields.  The approval process for an EWT permit requires that the DGH request an opinion on the technical justification for the EWT from Perupetro After the initial six-month period or after an approved EWT program expires, the operator will be required to have the necessary gas and water reinjection equipment in place to continue producing the well according to existing environmental regulations.  Additionally, during both the initial six-month testing period and any extended period that may be granted, the Company must also obtain gas flaring permits for each well in order for it to be in compliance with Peruvian environmental legislation.

Extended Well Testing Program

Prior to transitioning the Corvina field into commercial production on November 30, 2010, the Company had been producing oil in the Corvina field subject to the new EWT regulations as described above.

The Albacora field is also subject to the same EWT regulations.  The Company had been producing oil from the Albacora field since December 2009 through late-January 2011, at which time the EWT permit and associated gas flaring permit expired. In January 2011, the Company received notice from Perupetro that its application for extended well testing on the A-14XD well had been denied, and accordingly, the Company shut-in production from the A-14XD well.

In April 2011, the Company received authorization from the Ministry of Energy and Mines of Peru for interference testing, along with associated gas flaring, covering a four month period beginning June 1, 2011.  The permits are for the A-14XD, A-9G, and A-13E oil wells, with the latter two having been drilled by a previous operator, which were all shut-in at the Albacora platform.  As a result, the Company began work related to the interference testing of the A-9G and A-13E wells in May 2011.  Additionally, the Company reopened the A-14XD well in June 2011 as part of its interference testing program. In July 2011, the Company received an EWT permit with related gas flaring allowances that will allow it to continue testing operations on the three wells once the initial interference testing program ends in September.  This new permit will allow the Company to produce all three wells simultaneously starting October 1, 2011.

With respect to any additional EWT and gas flaring permits the Company requests, it can give no assurance that the Ministry of Energy and Mines will grant approval of any current or future permits requested by the Company.

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 gives employees working in private companies engaged in activities generating income as defined by the Income Tax Law the right to share in the company’s profits.  According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the rate at 8%. However, in Peru, the Hydrocarbon Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing Other Activities”, thus Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income/(loss) before incomes taxes as reported under GAAP. For the three months and six months ended June 30, 2011, profit sharing expense was not material to the Company as the Company’s Peruvian subsidiaries did not have a material amount of “income subject to taxation” per the Peruvian tax code. As a result of the Company declaring commercial production in the Corvina field on November 30, 2010, certain exploration and development costs were allowed to be deductible in 2011 that were not deductible prior to the declaration of commercial production. For the three months and six months ended June 30, 2010, approximately $0.7 million and $1.6 million, respectively, of expense related to profit sharing is included in “general and administrative expense” in the accompanying consolidated statement of operations as the Company’s Peruvian subsidiaries had “income subject to taxation” per the Peruvian tax code.  The Company is subject to profit sharing expense in any year its Peruvian subsidiaries are profitable according to the Peruvian tax laws.

Gas-to-Power Project Financing

The gas-to-power project entails the installation of an approximately 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple-cycle electric generating plant.  The power plant site is located adjacent to an existing substation and power transmission lines, which after the Peruvian government completes their expansion, are expected to be capable of handling up to 320 MW of power. The existing substation and transmission lines are owned and operated by third parties.

The Company currently estimates the gas-to-power project will cost approximately $153.5 million, excluding working capital and 18% value-added tax which will be recovered via future revenue billings. The $153.5 million includes $133.5 million for the estimated cost of the power plant and $20.0 million for the estimated cost of the construction of the natural gas pipeline. While the Company has held initial discussions with several potential joint venture partners for the gas-to-power project, in an attempt to secure additional financing and other resources for the project, the Company has not entered into any definitive agreements with a potential partner. In the event the Company is able to identify and reach an agreement with a potential joint venture partner, it may only retain a minority position in the project. However, the Company expects to retain the responsibility for the construction of the pipeline as well as retain ownership of the pipeline. If the Company is unable to identify and reach an agreement with a potential partner, it plans to continue moving the project forward to completion without a partner. The Company has obtained certain permits and is in the process of obtaining additional permits to move the project forward. Also, the Company is in the process of identifying the financing for this project.

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

Note 19 — Subsequent Events

On July 6, 2011, the Company and its subsidiaries entered into a $75.0 million secured debt facility.  For further information, see Note 9 “Debt and Capital Lease Obligations.”

On July 26, 2011, the Company received an EWT permit with related gas flaring allowances that will allow it to continue testing operations on the A-14XD, A-9G and A-13E wells in the Albacora field once the initial interference testing program ends in September.  This new permit will allow the Company to produce all three wells simultaneously starting October 1, 2011.  For further information, see Note 17 “Commitments and Contingencies.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion contained in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K as updated in Part I, Item 3, of this Quarterly Report on Form 10-Q for the period ended June 30, 2011 and Item 1A.,”Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1A, of this Quarterly Report on Form 10-Q for the period ended June 30, 2011.

The following information contains forward-looking statements that involve risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” below.

BPZ Resources, Inc., a Texas corporation, is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. We are focused on the exploration, development and production of oil and natural gas in Peru and, to a lesser extent Ecuador. We also intend to utilize part of our planned future natural gas production as a supply source for the complementary development of a gas-fired power generation facility in Peru which we expect to wholly- or partially-own.

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

We are in the early stages of appraising, exploring and developing the potential oil and natural gas resources throughout our various properties in Peru.   In November 2007, we began producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under a well testing program and, in November 2010, we placed the Corvina field into commercial production. In December 2009, we began producing oil from the A-14XD well, located on the A platform in the Albacora field of Block Z-1 and began selling oil from the A-14XD well under a well testing program during the second quarter of 2010.  From the time we began producing from the CX-11 platform in the Corvina field in November 2007 and the Albacora field in December 2009, through June 30, 2011, we have produced approximately 4.1 MMBbls of oil.

At December 31, 2010, we had estimated net proved oil reserves of 38.9 MMBbls, of which 29.2 MMBbls were in the Corvina field and 9.7 MMBbls were from the Albacora field. Both fields are located in Block Z-1 offshore of northwest Peru.  Of our total proved reserves, 12.2 MMBbls (31.5%) are classified as proved developed reserves, which includes both proved developed producing and proved developed non-producing reserves, consisting of 13 wells, and 26.6 MMBbls (68.5%) are classified as proved undeveloped reserves.  The process of estimating oil and natural gas reserves is complex and requires many assumptions that may turn out to be inaccurate.

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

•                  Fabricating and installing permanent production and injection facilities on the Albacora platform for commercial production;

•                  Continuing acquisition, processing and interpretation of seismic data both onshore and offshore to better understand the characteristic and potential of our properties and build our reportable asset values;

•                  Continuing an on-shore drilling campaign to explore and appraise our properties and meet our applicable license requirements;

•                  Identifying potential partners for our offshore Block Z-1 and our other operations;

•                  Continuing development of our gas-to-power project to monetize our natural gas reserves, which we have identified in Corvina, but for which no market has yet been developed and related financing has yet to be obtained; and

•                  Securing the required capital and financing to conduct the current plan of operation.

Our activities in Peru also include analysis and evaluation of technical data on our properties, preparation of the development plans for the properties, and the engineering design, and construction of platforms to perform our drilling campaigns in the Corvina and Albacora fields in Block Z-1. In addition, we plan to procure equipment for an extended drilling campaign, obtain all necessary environmental, technical and operating permits, bring additional production on-line, acquire additional seismic data, and obtain preliminary engineering and design of the planned power plant and gas processing facilities.

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

Our focus is to appraise and develop properties in northwest Peru that have been explored by other companies and that we currently hold and have reservoirs that appear to contain commercially productive quantities of oil and gas, as well as other areas that have geological formations that we believe potentially contain commercial amounts of hydrocarbons. Additionally, we are advancing our gas-to-power project to bring future natural gas production to market and monetize our natural gas holdings.

Our management team has extensive engineering, geological, geophysical, technical and operational experience and extensive knowledge of oil and gas operations throughout Latin America and, in particular, Peru.

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

In addition, our business plan includes a gas-to-power project as part of our overall gas marketing strategy, which entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple cycle electric generating plant. The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 320 MW of power. We currently plan to wholly- or partially-own this power generation facility. The gas-to-power project is planned to generate a revenue stream by creating a market for the gas discovered in our Corvina field that is currently shut-in or being reinjected.  This project has not yet been fully financed and we continue to consider the best alternatives for the project.

In the near term, management is focused on designing and procuring a new platform, as well as obtaining related permits to allow continued development of the Corvina field, obtaining the appropriate permits to allow for a 3-D seismic shoot in Block Z-1 to optimize our future activities in that location, obtaining appropriate financing for our exploration and development programs and maximizing the value of the acreage we hold for exploration.  To help achieve this last deliverable, we have hired a financial advisor to assist us in pursuing joint venture partnerships and/or, farm-outs for some or all of our assets and to assist in identifying and evaluating options for financing our operations in northwest Peru.  In June 2011, we announced the start of a process to identify and select a potential partner for our offshore Block Z-1.

Extended Well Testing Regulation

On December 13, 2009, new legislation regulating well testing in Peru became effective under a Supreme Decree issued by the government of Peru.  The new regulation provides that all new wells may be placed on production testing for up to six months.  If the operator believes that additional time for testing is needed to properly evaluate the productive capacity of the field, and can technically justify such need, a request for the well to enter into an Extended Well Test (“EWT”) period must be submitted to the General Directorate of Hydrocarbons (“DGH”), the agency of the Ministry of Energy and Mines responsible for regulating the optimum development of oil and gas fields.  The approval process for an EWT permit requires that the DGH request an opinion on the technical justification for the EWT from Perupetro S.A. (“Perupetro”), a corporation owned by the Peruvian government empowered to become a party in the contracts for the exploration and/or exploitation of hydrocarbons in order to promote these activities in Peru.  After the initial six month period or after an approved EWT program expires, the operator will be required to have the necessary gas and water reinjection equipment in place to continue producing the well according to existing environmental regulations.  Additionally, during both the initial six-month testing period and any extended period that may be granted, we must also obtain gas flaring permits for each well in order for us to be in compliance with Peruvian environmental legislation.

Extended Well Testing Program

Prior to placing the Corvina field into commercial production on November 30, 2010, we had been producing oil in the Corvina field subject to the new EWT regulations as described above.

The Albacora field is also subject to the same EWT regulations. We had been producing oil from the Albacora field since December 2009 through late-January 2011, at which time the extended well testing permit and associated gas flaring permit expired. In January 2011, we received notice from Perupetro that our application for extended well testing on the A-14XD well had been denied, and accordingly, we shut-in production from the A-14XD well.

In April 2011, we received authorization from the Ministry of Energy and Mines of Peru for interference testing, along with associated gas flaring, covering a four-month period beginning June 1, 2011. The permits are for the A-14XD, A-9G, and A-13E oil wells, with the latter two having been drilled by a previous operator, which were all shut-in at the Albacora platform.  As a result, in May 2011 we began work on the A-9G and A-13E wells. Additionally we reopened the A-14XD well in June 2011 to conduct interference testing. In July 2011, we received an EWT permit with related gas flaring allowances that will allow continued testing operations on the three wells once the initial interference testing program ends in September.  This new permit will allow us to produce all three wells simultaneously starting October 1, 2011.

With respect to any additional EWT and gas flaring permits we request, we can give no assurance that the DGH or the Ministry of Energy and Mines will grant approval of any current or future permits requested by us.

Oil Development

General

We plan to conduct additional drilling activities based in part on an ongoing assessment of economic efficiencies, license contract requirements, likely success and logistical issues such as scheduling, required maintenance and replacement of equipment.  This assessment could result in increased emphasis and activities on a given prospect and conversely, could result in decreased emphasis on a given prospect for a period of time.  In particular, we will assess allocation of our current resources among the Corvina, Albacora, and other Block Z-1 prospects and certain onshore prospects, such as the Pampa la Gallina prospect in Block XIX, as they develop, along with our gas-to-power project.

Seismic Data Acquisition

For Block Z-1, we intend to acquire approximately 1,500 square kilometers (“kms”) of 3-D seismic data.  The 3-D seismic data survey will include areas of interest within the Corvina, Albacora, and Delfin fields as well as certain leads and prospects located within the Mero and Piedra Redonda regions and certain other leads and prospects located between 500-1000 feet of water depth within Block Z-1. Additionally, the 3-D seismic survey will include data from underneath four existing platforms in the Albacora, Corvina and Piedra Redonda fields.  The seismic data survey will fulfill our commitments under the fourth exploration period of the Block Z-1 license contract.

We initially attempted to conduct this seismic survey in late 2009, but suspended the survey as directed by the Ministry of Energy and Mines.  We have reapplied for the environmental permits required for us to acquire additional seismic data to assist us in exploring, appraising and developing certain areas of interest within our block. We expect to receive the environmental permit in the third quarter of 2011 to allow us to acquire the 3-D seismic data and estimate we could begin conducting the seismic survey during the second half of 2011.

For Block XXIII, we acquired approximately 370 square kms of 3-D seismic data and 312 kms of two dimensional (“2-D”) seismic data which included certain areas of interest within the Palo Santo region and four other prospects that are a part of the Mancora gas play. The seismic data acquisition was initiated in July 2010 and finished in January 2011.   The processing of the 2-D data over the southern part of the block has been completed and its interpretation is underway.  The processing of the 3-D data over the northern part of the block is almost complete with all data expected to be processed, and interpretation to begin, by the end of third quarter 2011.

For Block XXII, we have acquired approximately 258 kms of 2-D seismic data on four potential prospects. The 2-D seismic data survey began during the fourth quarter of 2010 and finished in March 2011. The data has been processed and is currently being interpreted.

Corvina Field

We originally began producing oil from the CX-11 platform, located in the Corvina field within the offshore Block Z-1 in northwest Peru, under a well testing program that started on November 1, 2007.  The Corvina field was placed into commercial production on November 30, 2010.  The Corvina field consists of approximately 47,000 acres in water depths of less than 300 feet.  We are currently concentrating our drilling efforts on West Corvina, which consists of 3,500 acres and have completed a total of nine oil wells, the CX11-23D, the CX11-22D, the CX11-17D, the CX11-19D, the CX11-15D, the CX11-21XD, the CX11-20XD, the CX11-18XD and the CX11-14D wells.  Produced oil is kept in production inventory until such time that it is delivered to the refinery.  The oil is delivered by vessel to storage tanks at the refinery in Talara, owned by the Peruvian national oil company, Petroleos del Peru – PETROPERU S.A. (“Petroperu”), which is located 70 miles south of the platform.

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

Once the well conversion work is completed at the Albacora field (discussed below), the drilling rig will be moved to the CX-11 platform at Corvina to begin three workovers on the CX11-14D, CX11-15D, and CX11-20XD wells.

We also plan to construct a new platform, the CX-15, to allow continued development of the Corvina field starting in the second half of 2012. Currently the design of the platform is substantially complete and contracts are being finalized for the fabrication and installation of the platform at Corvina.

Further, we are working on obtaining and installing a Lease Automatic Custody Transfer (“LACT”) unit at the Corvina field in order to better measure our oil production output.  We expect to obtain and install the LACT unit by mid-year 2012.

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

In April 2011, we received authorization for interference testing, along with associated gas flaring, covering a four-month period beginning June 1, 2011, from the Ministry of Energy and Mines of Peru. The permits are for the A-14XD, A-9G, and A-13E oil wells, with the latter two having been drilled by a previous operator, which were all shut-in at the Albacora platform.  Each well is expected to be opened at various intervals, both on an individual basis and simultaneously, during the four-month period to test reservoir connectivity of the sands that were producing at the A-14XD well.  As a result, we began to work on the A-9G and A-13E wells and reopened the A-14XD well in June 2011.  The work on the two wells was completed on time and within budget, with development costs capitalized.  The A-13E well is now producing, while the A-9G will begin producing later in August, both for the purpose of interference testing.  Production rates on the A-14XD and A-13E have met our expectations during the testing program. In July 2011, an EWT permit with related gas flaring allowances was granted to continue testing operations on the three wells once the initial interference testing program ends in September.  This new permit will allow us to produce all three wells simultaneously starting October 1, 2011.

We are also moving forward to fabricate and install permanent production and injection facilities on the Albacora platform. A special drilling rig is converting the pre-existing A-12F well to a gas reinjection well, and, after completing that project, will convert the A-17D well to a produced water reinjection well.  The gas and produced water injection equipment will then be installed during the fourth quarter.

In addition to conducting interference testing in the Albacora field and installing permanent production and injection facilities on the Albacora platform, we plan to conduct and complete a 3-D seismic survey of the area in order to better define the position of future wells as well as to comply with our exploration commitments under our license contracts. We completed additional government requested environmental studies to obtain the permit to begin the seismic acquisition program. Also, we provided responses for requests for clarification to the Peruvian Ministry of Energy and Mines. We expect that permits should be granted during the third quarter of 2011 for seismic acquisition and we could begin conducting the seismic survey during the second half of 2011.

Block XIX

In the first quarter of 2011, we prepared the selected location in Block XIX to drill our first onshore well at the Pampa la Gallina prospect. The refurbishment of and enhancements to the Petrex-09 rig were completed in May 2011 and the rig was transported to the proper location.  We began drilling the PLG X-1 well in May 2011.  The well was drilled on time and within budget.  The well targeted potential oil bearing sands within the Heath formation, and was drilled to a depth of 8,470 feet.

While the block is part of the larger Mancora Gas Play, our objective with the PLG-1X wildcat well was to test a new play for the presence of oil in conventional and unconventional Heath formation reservoirs in Block XIX, while also meeting our obligations for the current exploration period.

Hydrocarbon shows were observed during the drilling of the PLG-1X in the Heath.  Well tests yielded low rates of oil to surface with high water content of low-salinity.  We have decided to suspend operations on the PLG-1X well and demobilize the rig until the well data is evaluated.  Having fulfilled the current exploration period commitment of the license contract, we will retain the block for further evaluation.

Block XXII

In February 2011, we received an extension from Perupetro for the first exploration period in Block XXII, which was scheduled to expire in March 2011. As a result of the extension, the first exploration period is scheduled to expire in September 2011. We have acquired 258 kms of 2-D seismic data on four potential prospects for Block XXII. We have completed the processing and have begun interpreting the 2-D seismic data. We have also begun work on the environmental impact assessment for drilling wells on this block.

Block XXIII

In May 2011, we received an extension, from Perupetro, for the first exploration period in Block XXIII, which was scheduled to expire in June 2011.  As a result of the extension, the first exploration period is scheduled to expire in December 2011. This extension will allow us more time to process and interpret the 3-D seismic data and 2-D seismic data we acquired.   The processing of

the 2-D data over the southern part of the block has been completed and its interpretation is underway.   The processing of the 3-D data over the northern part of the block is almost complete with all data expected to be processed, and interpretation to begin, by the end of third quarter 2011.

Marine Operations

In conjunction with the suspension of our drilling operations at the A platform in the Albacora field, in November 2010, we began chartering our drilling tender vessel, the BPZ-02, and our construction vessel, the Don Fernando, to the operator who, at that time,  also began leasing the Petrex-18 rig.  The BPZ-02 and Don Fernando charter is for approximately one year to coincide with the time we expect to resume drilling operations at the Albacora field.

Gas-to-Power Project

Our gas-to-power project entails the installation of an approximately 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and a 135 megawatt (“MW”) net simple-cycle power generation facility.  The power plant site is located adjacent to an existing substation near Zorritos and a 220-kilovolt transmission line which, after the Peruvian government completes its expansion, is expected to be capable of handling up to 320-MW of power. The existing substation and transmission lines are owned and operated by third parties.

In order to support our proposed electric generation project, we commissioned an independent power market analysis for the region. The Peruvian electricity market is deregulated and power is transported through an interconnected national grid managed by the Committee for Economic Dispatching of Electricity (“COES”). Based on this study, we believe we will be able to sell, under contract, economic quantities of electricity from the initial 135-MW power plant. The market study also indicates that there may be future opportunities for us to generate and sell significantly greater volumes of power into the Peruvian and possibly Ecuadorian power markets.  Accordingly, the revenues from the natural gas delivered to the power plant will be derived from the sale of electricity.

We currently estimate the gas-to-power project will cost approximately $153.5 million, excluding working capital and 18% value-added tax which will be recovered via future revenue billings.  The $153.5 million includes $133.5 million for the estimated cost of the power plant and $20.0 million for the natural gas pipeline. While we have held initial discussions with several potential joint venture partners for the gas-to-power project, in an attempt to secure additional financing and other resources for the project, we have not entered into any definitive agreements with a potential partner.  In the event we are able to identify and reach an agreement with a potential joint venture partner, we may only retain a minority position in the project. However, we expect to retain the responsibility for the construction and ownership of the pipeline. If we are unable to identify and reach an agreement with a potential partner, we plan to continue moving the project forward to completion without a partner. We have obtained certain permits and are in the process of obtaining additional permits to move the project forward. Also, we are in the process of identifying the financing for this project.

Financing Activities

$75 Million Secured Debt Facility

On July 6, 2011, we closed on a $75.0 million secured debt facility.  Each of the two tranches of the $75.0 million secured debt facility matures on July 7, 2014, with principal repayment on each tranche due in quarterly installments based on a scheduled repayment plan commencing in January 2013.  The $75.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 9%.  For further information regarding the $75.0 million secured debt facility see “Liquidity, Capital Resources and Capital Expenditures” below.

Proceeds from the $75.0 million secured debt facility will be utilized to pay certain fees and expenses under the $75.0 million secured debt facility, to fund a debt service reserve account, to reimburse certain affiliates of BPZ E&P for up to $14.0 million of capital and exploratory expenditures incurred by them in connection with the development of Block Z-1, and up to $6.0 million of capital and exploratory expenditures incurred by them in connection with the development in Block XIX in northwest Peru, and to finance BPZ E&P’s capital and exploratory expenditures in connection with the development of Block Z-1.

Results of Operations

The following table sets forth revenues and operating expenses for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
	(in thousands except per bbl information)			(in thousands except per bbl information)
Net sales volume:
Oil (MBbls)	336	304	32	731	647	84

Net revenue:
Oil revenue, net	$35,646	$22,397	13,249	$73,362	$46,442	26,920
Other revenue	1,293	—	1,293	2,282	—	2,282
Total net revenue	36,939	22,397	$14,542	75,644	46,442	$29,202

Average sales price (approximately):
Oil (per Bbl)	$106.12	$73.71	$32.41	$100.41	$71.76	$28.65

Operating and administrative expenses:
Lease operating expense	7,521	5,578	1,943	18,273	10,342	7,931
General and administrative expense	9,276	8,203	1,073	18,307	16,229	2,078
Geological, geophysical and engineering expense	1,462	402	1,060	7,719	903	6,816
Depreciation, depletion and amortization expense	9,231	8,045	1,186	19,277	17,534	1,743
Standby costs	492	—	492	2,821	—	2,821
Total operating and administrative expenses	$27,982	$22,228	$5,754	$66,397	$45,008	$21,389

Operating income	$8,957	$169	$8,788	$9,247	$1,434	$7,813

Net Oil Revenue

On November 30, 2010, we placed the Corvina field into commercial production. Prior to that time all oil sales were from oil produced under the Peruvian well testing regulations. Additionally, all oil sales from the Albacora field were from oil produced under the Peruvian well testing regulations as described above.

For the three months ended June 30, 2011, our net oil revenue increased by $13.2 million to $35.6 million from $22.4 million for the same period in 2010. The increase in net oil revenue is due to an increase in the amount of oil sold of 32 MBbls, and an increase of $32.41, or 44.0%, in the average per barrel sales price received.

For the three months ended June 30, 2011, we had oil production from five producing wells in the Corvina field and one month of oil production from the A-14XD well in Albacora field. During the same period in 2010, we had oil production from seven producing wells in the Corvina field and one producing well in the Albacora field. Total oil production for the three months ended June 30, 2011 was 377 MBbls compared to 375 MBbls for the same period in 2010. Total sales for the three months ended June 30, 2011 was 336 MBbls compared to 304 MBbls for the same period in 2010.  Although the number of wells contributing to production was less for the three months ended June 30, 2011 compared to the same period in 2010, during 2010 we constrained production in order to manage the gas associated with the oil production and the majority of oil production came from two wells that were not constrained by gas flaring limits.  In addition, for the three months ended June 30, 2010, the majority of oil produced from the Albacora field was kept in inventory as we were in the process of negotiating an oil sales contract.  For the three months ended June 30, 2011, our oil production was managed in order to optimize production while operating within the limits of the gas reinjection equipment.

For the six months ended June 30, 2011, our net oil revenue increased by $27.0 million to $73.4 million from $46.4 million for the same period in 2010. The increase in net oil revenue is due to an increase in the amount of oil sold of 84 MBbls, and an increase of $28.65, or 39.9%, in the average per barrel sales price received.

For the six months ended June 30, 2011 we had oil production from five producing wells in the Corvina field and approximately two months of oil production from the A-14XD well in Albacora field. During the same period in 2010, we had oil production from seven producing wells in the Corvina field and one producing well in the Albacora field. Total oil production for the six months ended June 30, 2011 was 752 MBbls compared to 834 MBbls for the same period in 2010. Total sales for the six months ended June 30, 2011 was 731 MBbls compared to 647 MBbls for the same period in 2010.

Although oil production was higher for the six months ended June 30, 2010, compared to the same period in 2011, during June of 2010, the first five Corvina wells were closed due to expiration of the EWT.  In addition, for the six months ended June 30, 2010, the majority of oil produced from the Albacora well was kept in inventory as we were in the process of negotiating an oil sales contract.  For the six months ended June 30, 2011, our oil production was managed in order to optimize production while operating within the limits of the gas reinjection equipment.

The revenues above are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro as stipulated in the Block Z-1 license agreement based on production levels. However, the royalty calculation is based on the prior five-day average of a blend of crude oil prices before the crude oil delivery date, as opposed to the price we receive for oil which is based on the prior two-week average of a blend of crude oil prices before the crude oil delivery date. For both the three and six months ended June 30, 2011, the revenues we received are net of royalty costs of approximately 5% of gross revenues or $1.9 million and $3.9 million, respectively. For the same periods in 2010, the revenues we received are net of royalty costs of approximately 5% of gross revenues or $1.2 million and $2.6 million, respectively.

Other Revenue

After suspending our drilling operations at the A platform in the Albacora field in Block Z-1 in October 2010, another operator chartered two of our support vessels, the BPZ-02 and Don Fernando, for a one-year term.  For the three and six months ended June 30, 2011, we recognized approximately $1.3 million and $2.3 million, respectively, of other revenue associated with the chartering of those vessels.  There were no similar revenues during the same periods in 2010.

Lease Operating

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among others, workover expenses, maintenance and repairs expenses, operator fees, processing fees, insurance and transportation expenses.  For the three months ended June 30, 2011, lease operating expenses increased by $1.9 million to $7.5 million ($22.39 per Bbl) from $5.6 million ($18.35 per Bbl) for the same period in 2010. The increase in the lease operating expenses is due to increased expenses as a result of inventory buildup in 2010 of $1.9 million, increased repair and maintenance expenses of $1.3 million, increased insurance costs of $0.5 million and increased salary and related expense of $0.2 million.  Partially offsetting these increases to expense are decreases in contract services of $1.1 million and decreases in workover expenses of $0.9 million.

For the six months ended June 30, 2011, lease operating expenses increased by $8.0 million to $18.3 million ($25.01 per Bbl) from $10.3 million ($15.98 per Bbl) for the same period in 2010. The increase in the lease operating expenses is due to the buildup of oil inventory in 2010 of $5.0 million, increased repair and maintenance expenses of $2.6 million, increased insurance costs of $0.9 million, increased contract labor and consulting services of $0.7 million, increased salary and related expense of $0.6 million, increases in supplies used in operations of $0.5 million, increased fuel costs of $0.3 million and increased other lease operating expenses of $0.5 million.  Partially offsetting these increases to expense are decreases in contract services of $2.0 million, decreased workover expenses of $0.6 million, decreases in lab fees of $0.3 million and crude oil transportation costs of $0.2 million.

The following details the significant items contributing to the increase of $1.9 million for the three months ended June 30, 2011 compared to June 30, 2010, and the increase of $8.0 million for the six months ended June 30, 2011 compared to June 30, 2010 of lease operating expenses:

Transfers of costs to/from oil inventory: During the three months ended June 30, 2011, approximately $0.7 million of oil inventory costs were removed from lease operating expense as we produced more oil (377 MBbls) than we sold (336 MBbls). During the same period in 2010, approximately $2.6 million of oil inventory cost were removed from our results of operations and added to oil inventory as we produced more oil (375 MBbls) than we sold (304 MBbls). Therefore, there is a net increase in lease operating expense of $1.9 million as a result of the transfers of oil inventory costs between the two periods.  The reason we produced more oil than we sold during the three month period ended June 30, 2010, was that oil produced from the A-14XD well was being held in storage vessels as we were in the process of negotiating an oil sales contract.

During the six months ended June 30, 2011, approximately $0.5 million of oil inventory costs were added to lease operating expense even though we produced more oil (752 MBbls) than we sold (731 MBbls) as we sold the remaining Albacora oil that had high costs associated with it in order to treat the salt content. During the same period in 2010, approximately $4.5 million of oil inventory cost were removed from our results of operations and added to oil inventory as we produced more oil (834 MBbls) than we sold (647 MBbls). Therefore, there is a net increase in lease operating expense of $5.0 million as a result of the transfers of oil inventory costs between the two periods.  The reason we produced more oil than we sold during the six month period ended June 30, 2010, was that oil produced from the A-14XD well was being held in storage vessels as we were in the process of negotiating an oil sales contract. Additionally the costs associated with the oil produced from the Albacora oil field, on a per barrel basis, is higher than the costs associated with the oil produced from the Corvina oil field due to the higher salt content.

Albacora lease operating expenses: In late-January 2011, the production from the A-14XD well was suspended as our extended well testing permit and gas flaring permit had expired. For the three months ended June 30, 2011, we incurred approximately $0.8 million of lease operating expenses over two months to conduct repairs and field maintenance with no associated oil production. For the six months ended June 30, 2011, we incurred approximately $2.8 million of lease operating expenses over four months to conduct repairs and field maintenance with no associated oil production.

In addition, the oil produced from the Albacora field, including oil held in storage, contained a higher salt content than allowable under our oil sales contract.  In order to reduce the salt content to an acceptable level, we used desalting equipment and chemicals.  Although we were producing oil from the Albacora field during the three months and six months ended June 30, 2010, we incurred additional costs to reduce the salt content in anticipation of finalizing an oil sales contract with Petroperu.

Repairs and maintenance: During the three months and six months ended June 30, 2011, the BPZ-01 and Namoku vessels went into dry dock for maintenance and repairs at a total cost of approximately $0.4 million and $1.4 million, respectively. There were no similar expenses for the same periods in 2010.

Also during the three months and six months ended June 30, 2011, compared to the same periods in 2010, we incurred increased support vessel costs and additional diving and maintenance repair costs for our platforms, production, and support equipment of approximately $0.9 million and $1.2 million, respectively.

The following details the significant items contributing to the partial offset of the increase in lease operating expenses:

Contract services: For the three months and six months ended June 30, 2011, we have the necessary equipment and production facilities at both the Corvina CX-11 platform and Albacora A-platform to process the oil produced from those fields. During the same periods in 2010, we had to rent the pumps and separators from third parties. As a result, certain contract service costs have decreased $1.1 million and $2.0 million for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010.

Workovers: For the three months and six months ended June 30, 2011, workover expense has decreased $0.9 million and $0.6 million, respectively, compared to the same periods in the prior year. The decrease in workover expense is due to the timing of workovers.  In 2010, we began working over two wells during the second quarter, while in 2011, we incurred minor workover preparation costs in anticipation of completing workovers on three wells in Corvina during the second half of 2011.

General and Administrative

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the three months ended June 30, 2011, general and administrative expenses increased by $1.1 million to $9.3 million from $8.2 million for the same period in 2010 and includes the costs related to third party marine operating costs in 2011.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $0.2 million to $1.2 million for the three months ended June 30, 2011 from $1.4 million for the same period in 2010. The decrease in stock-based compensation expense is due to the vesting of the majority of awards granted in 2007 and 2008, which were granted at times when the grant date fair value of the awards was higher due to the high price of our common stock. Other general and administrative expenses increased $1.3 million to $8.1 million from $6.8 million for the same period in 2010. Therefore our stock-based compensation expense is less as a majority of these older awards have vested and are not contributing as much to expense as compared to the same period in 2010. The $1.3 million increase is due to increased professional fees of $0.6 million, taxes and licenses of $0.4 million and higher other expenses of $0.3 million.

For the six months ended June 30, 2011, general and administrative expenses increased by $2.1 million to $18.3 million from $16.2 million for the same period in 2010 and includes the costs related to third party marine operating costs in 2011.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $0.9 million to $2.4 million for the six months ended June 30, 2011 from $3.3 million for the same period in 2010. The decrease in stock-based compensation expense is due to the vesting of the majority of awards granted in 2007 and 2008, which were granted at times when the grant date fair value of the awards was higher due to the high price of our common stock. Therefore our stock-based compensation expense is less as a majority of these older awards have vested and are not contributing as much to expense as compared to the same period in 2010. Other general and administrative expenses increased $3.0 million to $15.9 million from $12.9 million for the same period in 2010. The $3.0 million increase is due to increases in salary and salary related costs of $2.2 million, higher professional fees of $0.4 million and higher other expenses of $0.4 million.  The increase in salary and salary related costs of $2.2 million is due to an increase in the number of employees in our Peruvian exploration and production operations of $1.5 million and an increase in the discretionary bonuses paid to our employees of $0.7 million.

Geological, Geophysical and Engineering

Geological, geophysical and engineering expenses include laboratory, environmental and seismic acquisition related expenses. For the three months ended June 30, 2011, geological, geophysical and engineering expenses increased $1.1 million to $1.5 million compared to $0.4 million for the same period in 2010.   The reason for the increase in geological, geophysical and engineering expense is due to $1.1 million of seismic data processing for Block XXII and Block XXIII during the second quarter of 2011.

For the six months ended June 30, 2011, geological, geophysical and engineering expenses increased $6.8 million to $7.7 million compared to $0.9 million for the same period in 2010.   The reason for the increase in geological, geophysical and engineering expense is due to $7.0 million of seismic data acquisition and processing expenses related to Block XXII and Block XXIII in the first half of 2011. Partially offsetting the increase in seismic expenses are decreased environmental, laboratory and consulting expenses of $0.2 million for the six months ended June 30, 2011 compared to the same period in 2010.

Depreciation, Depletion and Amortization

For the three months ended June 30, 2011, depreciation, depletion and amortization expense increased $1.2 million to $9.2 million from $8.0 million for the same period in 2010.   For the six months ended June 30, 2011, depreciation, depletion and amortization expense increased $1.7 million to $19.3 million from $17.5 million for the same period in 2010.

For the three months ended June 30, 2011, depletion expense decreased $0.6 million to $6.3 million from $7.0 million during the same period in 2010. For both the three months ended June 30, 2011 and June 30, 2010, depletion expense is mainly from sales from Corvina oil production. The reason for the decrease in depletion expense is due to the difference in the reserve base for the three months ended June 30, 2011 (approximately 6.8 MMBbls) compared to the reserve base during the same period in 2010 (approximately 5.5 MMBbls).  Therefore, the assets subject to depletion expense during the three months ended June 30, 2011 are being depleted at a lesser rate than the assets during the same period in 2010.

For the six months ended June 30, 2011, depletion expense decreased $1.9 million to $13.5 million from $15.4 million during the same period in 2010. For both the six months ended June 30, 2011 and June 30, 2010, depletion expense is mainly from sales from Corvina oil production. The reason for the decrease in depletion expense is due to the difference in the reserve base for the six months ended June 30, 2011 (approximately 7.0 MMBbls) compared to the reserve base during the same period in 2010 (approximately 5.0 MMBbls).  Therefore, the assets subject to depletion expense during the six months ended June 30, 2011 are being depleted at a lesser rate than the assets during the same period in 2010.

For the three months ended June 30, 2011, depreciation expense increased $1.8 million to $2.9 million compared to $1.1 million for the same period in 2010.  For the six months ended June 30, 2011, depreciation expense increased $3.6 million to $5.8 million compared to $2.1 million for the same period in 2010. For both the three and six months ended June 30, 2011, compared to the same periods in 2010, the reason for the increase in depreciation expense is due to capitalizing less depreciation on support equipment to construction in progress, due to less drilling in 2011, and due to increased production equipment and general equipment added toward the end of 2010.  During the three months ended June 30, 2010, we capitalized approximately $0.5 million of depreciation expense on support equipment to construction in progress.  During the six months ended June 30, 2010, we capitalized approximately $0.9 million of depreciation expense on support equipment to construction in progress.  For both the three and six months ended June 30, 2011, we capitalized $0.1 million of depreciation expense to construction in progress as drilling had been suspended.

Standby Costs

After completing the CX11-23D well in the Corvina field and the A-17D well in the Albacora field at the end of the third quarter of 2010, we suspended drilling operations until we complete a seismic data acquisition program planned for 2011 and fabricate and install a new drilling platform in Block Z-1, currently scheduled for mid-2012.  As a result, for the three months and six months ending June 30, 2011, we incurred $0.5 million and $2.8 million, respectively, in standby costs that includes $0.5 million and $2.3 million, respectively, of standby rig costs.  Additionally, we incurred $0.5 million of allocated expenses associated with drilling operations for the six months ended June 30, 2011.  There were no similar expenses incurred by us during the three months and six months ended June 30, 2010.

Other Income (Expense)

Other expense (income) includes non-operating income items.   These items include interest expense and income, gains or losses on foreign currency transactions, income and amortization related to the investment in our Ecuador property as well as losses on derivative financial instruments.  For the three months ended June 30, 2011, total other expense increased $1.9 million to $5.3 million compared to $3.4 million during the same period in 2010.  For the six months ended June 30, 2011, total other expense increased $7.6 million to $12.9 million compared to $5.3 million during the same period in 2010.  The increase is due primarily to the following:

Interest expense: For the three months ended June 30, 2011, we recognized approximately $4.9 million of net interest expense, which includes $6.6 million of interest expense reduced by $1.7 million of capitalized interest expense. For the same period in 2010, we recognized $3.7 million in net interest expense which included $6.6 million of interest expense reduced by $2.9 million of capitalized interest. The increase of $1.2 million in net interest expense is due to less capitalization of interest expense for the three month period ended June 30, 2011, compared to the same period in 2010.

For the six months ended June 30, 2011, we recognized approximately $8.6 million of net interest expense which includes $13.0 million of interest expense reduced by $4.4 million of capitalized interest expense. For the same period in 2010, we recognized $5.7 million of net interest expense, which included $10.0 million of interest expense reduced by $4.3 million of capitalized interest. The increase of $2.9 million in net interest expense is due to having more debt outstanding during the six month period ended June 30, 2011, compared to the same period in 2010.

Loss on derivatives: In connection with obtaining the $40.0 million secured debt facility, we entered into a Performance Based Arranger Fee that we are accounting for as an embedded derivative.  As a result of the fair value measurement at June 30, 2011, we recorded $0.3 million and $4.6 million, of losses on our derivative instrument for the three months and six months ended June 30, 2011, respectively.  There were no similar expenses incurred by us during the three months and six months ended June 30, 2010.

Investment income/ (expense): For the three months ended June 30, 2011, income from our investment in Ecuador property, net of investment amortization, decreased by $0.4 million to expense of less than $0.1 million from income of $0.4 million in 2010.  For the six months ended June 30, 2011, income from our investment in Ecuador property, net of investment amortization, decreased by $0.4 million to expense of $0.1 million from income of $0.3 million in 2010.  For both periods, the difference is due to receiving $0.4 million in dividends during the three and six months ended June 30, 2010, with no corresponding dividends during the same periods in 2011. For both the three and six months ended June 30, 2011 and 2010, investment income / (expense) includes amortization expense of approximately less than $0.1 million and $0.1 million, respectively.

Income Taxes

For the three and six months ended June 30, 2011, we recognized an income tax expense of approximately $3.4 million and $4.1 million, respectively on income (loss) before income taxes of approximately $3.7 million and ($3.7) million, respectively.  For the same periods in 2010, we recognized an income tax expense of approximately $1.0 million and $2.2 million, respectively, on a loss before income taxes of approximately $3.2 million and $3.9 million, respectively.  The difference between the effective tax rate recognized and the 22% statutory rate provided for under the Block Z-1 License Contract is due to:

•      We have a valuation allowance for the full amount of the domestic deferred tax asset resulting from the income tax benefit generated from net losses in the U.S., as it believes, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2027.  Consequently, approximately $3.5 million and $13.1 million, respectively, of loss before income taxes did not produce any tax benefit for the three and six months ended June 30, 2011.

•      Income before income taxes of approximately $7.2 million and $9.4 million, respectively, related primarily to the Block Z-1 license contract resulted in income tax expense of approximately $2.0 million and $2.7 million, respectively, for the three and six months ended June 30, 2011.  The difference from the 22% statutory rate provided for under the Block Z-1 License Contract is due to other Peruvian operations that have a higher statutory tax rate, certain expenses which are not deductible in Peru and a change in the timing of when certain expenses are deductible.

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the consolidated statement of operations. For the three months and six months ended June 30, 2011 and

2010, respectively, we did not have any uncertain tax positions or accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during those periods.

Net Income (Loss)

For the three months ended June 30, 2011, our net income increased $4.6 million to net income of $0.3 million or $0.00 per basic and diluted share from net loss of $4.3 million or ($0.04) per basic and diluted share for the same period in 2010. For the six months ended June 30, 2011, our net loss decreased $1.8 million to a net loss of $7.8 million or ($0.07) per basic and diluted share from net loss of $6.0 million or ($0.05) per basic and diluted share for the same period in 2010.

Liquidity, Capital Resources and Capital Expenditures

At June 30, 2011, we had cash and cash equivalents of $14.7 million, a current accounts receivable balance of $9.1 million and a working capital surplus of $45.2 million.

At June 30, 2011, we had trade accounts payable and accrued liabilities of $29.1 million.

At June 30, 2011, our outstanding long-term debt and short-term debt consisted of 2015 Convertible Notes whose net amount of $143.7 million includes the $170.9 million of principal reduced by $27.2 million of the remaining unamortized discount and a $40.0 million secured debt facility. At June 30, 2011, the current and long-term portions of our capital lease obligations, primarily related to the vessels used in our marine operations were $2.4 million and $3.1 million, respectively.

	For the Six Months Ended
	June 30,
Cash Flows	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$8,986	$(12,661)
Investing activities	(30,825)	(74,124)
Financing activities	24,763	161,863

Operating Activities

Cash provided by operating activities increased by $21.7 million to a source of cash of $9.0 million for the six months ended June 30, 2011 from a use of cash of $12.7 million for the same period in 2010.  Cash flows in 2011 increased due to higher oil prices and higher volumes as well as the impact of working capital items.  The change in cash flow before changes in operating assets provided an increase in cash of $13.4 million and is due to the addition of non-cash charges of $4.6 million from an unrealized loss on derivatives, an $8.1 million decrease in deferred taxes, a $1.7 million increase in depreciation, depletion and amortization and a $1.7 million increase of amortization of debt issue costs that more than offset the increased net loss of $1.8 million and decrease in stock-based compensation of $0.9 million. Changes in operating assets and liabilities provided a source of cash of $8.2 million.  The increase in the source of cash is due to a net decrease in the change of assets, $24.5 million. Offsetting these sources of cash are changes in liabilities providing a use of cash and includes a decrease in the change of liabilities and taxes, $16.2 million.

Investing Activities

Net cash used in investing activities decreased by $43.3 million to cash used in investing activities of $30.8 million for the six months ended June 30, 2011 from $74.1 million for the same period in 2010.  The decrease in cash used in investing activities is due to decreased capital expenditures of $47.1 million in 2011, as our drilling operations were less in 2011 than in 2010, partially offset by an increase in cash used for restricted cash of $3.8 million.

2011 Capital Expenditures

During the six months ended June 30, 2011, we incurred net capital expenditures of approximately $28.4 million associated with our development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of a gas-fired power generation facility for the sale of electricity in Peru.

For the six months ended June 30, 2011, we incurred approximately $5.1 million on the Pampa la Gallina well in Block XIX, $4.0 million for the development of the A-9G well and $1.6 million for the development of the A-13E well.

In addition, we incurred $9.2 million for development and equipment for permanent production facilities.

Also we added approximately $3.0 million of costs to the power plant, which is mostly capitalized interest, and incurred approximately $2.8 million related to costs incurred in the planning and construction of the CX-15 platform and $0.5 million on the Caleta Cruz dock.

For the six months ended June 30, 2011, we incurred approximately $0.8 million in machinery and equipment, $0.4 million for assets in transit and $0.5 million in computer hardware, software and telecommunication equipment, $0.2 million for office equipment and leasehold improvements for our offices in Peru and $0.3 million for other capitalized projects.

Financing Activities

Cash provided by financing activities decreased by $137.1 million to $24.8 million for the six months ended June 30, 2011, compared to $161.9 million for the same period in 2010. The decrease in cash provided by financing activities is due to decreased borrowings of $130.9 million and higher repayments of borrowings of $11.6 million that is partially offset by lower debt issue costs of $4.5 million and increased proceeds from equity issuances of $0.9 million.

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

Debt and Capital Lease Obligations

At June 30, 2011 and December 31, 2010, Debt and capital lease obligations consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)

$15 million IFC Senior Note, Libor plus 2.75%, due 2012	$—	$12,500
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($27.2) million at June 30, 2011 and ($30.1) million at December 31, 2010	143,713	140,820
$40.0 million Secured Debt Facility, 3-month Libor plus 7%, due July 2014	40,000	—
Capital Lease Obligations	5,481	7,610
	189,194	160,930
Less: Current Portion of Long-Term Debt and Capital Lease Obligations	2,424	4,180
	$186,770	$156,750

$75 Million Secured Debt Facility

On July 6, 2011, we, and our subsidiaries, entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”) and other parties (collectively the “lenders”), where the lenders agreed to provide a $75.0 million secured debt financing (the “$75.0 million secured debt facility”) in two loan tranches (respectively, the “Tranche A loans” and the “Tranche B loans”)  to our subsidiary, BPZ E&P, and we and our subsidiary BPZ Energy LLC agreed to unconditionally guarantee the $75.0 million secured debt facility.  The $75.0 million secured debt facility provides for fees payable by BPZ E&P to the lenders and to certain collateral agents pursuant to fee letters entered into by BPZ E&P with each of such parties.  The fee letters provide for (i) a participation fee and a distribution fee equal to 2.5% of the principal amount borrowed, (ii) a structuring fees of $1.3 million, (iii) an administration fee of 0.50% of the principal amount outstanding and (iv) a performance based arranger fee whose amount is determined by the change in the price of Brent crude oil at inception of the loans and the price at each principal repayment date, subject to a 12% ceiling of the principal amount borrowed.  The full amount available under the $75.0 million secured debt facility was drawn down by us on July 7, 2011.

Proceeds from the $75.0 million secured debt facility will be utilized to pay certain fees and expenses under the $75.0 million secured debt facility, to fund a debt service reserve account under the $75.0 million secured debt facility, to reimburse certain affiliates of BPZ E&P for up to $14.0 million of capital and exploratory expenditures incurred by them in connection with the development of Block Z-1, and up to $6.0 million of capital and exploratory expenditures incurred by them in connection with the development in Block XIX in northwest Peru, and to finance BPZ E&P’s capital and exploratory expenditures in connection with the development of Block Z-1.

The $75.0 million secured debt facility is secured by (i) all of BPZ E&P’s Block Z-1 property on the northwest coast of Peru, (ii) the wellhead oil production of Block Z-1, (iii) all of BPZ E&P’s rights, title and interests under the Block Z-1 License Contract with Perupetro, a private law state company engaged in the refining, transportation, distribution and trading of petroleum products to meet Peru’s domestic energy needs, (as amended and assigned), (iv) a collection account (including BPZ E&P’s deposits and investments), (v) all of BPZ E&P’s right, title and interests under current and future contracts in connection with the sale of crude oil and/or gas produced and sold at Block Z-1, together with related receivables, (vi)  BPZ E&P’s Capital Stock, (vii) a debt service reserve account, and (viii) certain other property that is subject to a lien in favor of Credit Suisse.

Each tranche of the $75.0 million secured debt facility matures on July 7, 2014, with principal repayment on each tranche due in quarterly installments based on a scheduled repayment plan commencing in January 2013.  The $75.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 9%, unless the Tranche B loans are prepaid in full, in which case the $75.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 7.5%.

The $75.0 million secured debt facility contains covenants that will limit our ability to, among other things, incur additional debt, create certain liens, enter into transactions with affiliates, pay dividends on or repurchase our stock or the stock of our subsidiaries, or sell assets or merge with another entity.  In addition, we must complete certain projects in the Corvina and Albacora offshore fields in Block Z-1 by certain scheduled dates.  There are also customary financial covenants under the $75.0 million secured debt facility, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio, maximum capitalization ratio, minimum oil production quota per quarter, minimum debt service coverage ratio, minimum proved developed producing reserves coverage ratio, maximum indebtedness, and minimum liquidity ratio.

The $75.0 million secured debt facility provides for events of default and cure periods customary for facilities of this type, including, among other things: (i) payment breaches under any of the finance documents; (ii) representation and warranty breaches; (iii) any default, early amortization event or similar event occurring with respect to the finance documents regarding one of our Peruvian subsidiaries or one or more debt facilities in an aggregate outstanding principal amount of at least $30.0 million, if the effect is to accelerate the maturity; (iv) failure to comply with obligations under the $75.0 million secured debt facility; (v) admissions of inability to pay debts as they become due; (vi) application for the appointment of a receiver; (vii) making a general assignment for the benefit of creditors; (viii) insolvencies or filing of bankruptcy; (ix) certain monetary and non-monetary judgments, orders, decrees or awards against BPZ E&P, or any guarantor and any of their respective subsidiaries; (x) revocation, withdrawal, suspension or modification of certain governmental approvals; (xi) suspension, revocation or termination of any $75.0 million secured debt facility financing or security documents or certain key agreements; (xii) certain actions by certain governmental authorities; and (xiii) the occurrence of change in control.  In addition, the $75.0 million secured debt facility provides for optional prepayments in certain circumstances, as well as mandatory prepayments of certain portions of the loans if BPZ E&P or any guarantor and any of their respective subsidiaries enters into a permitted farm out transaction with respect to their interests in Block Z-1 that would have the effect of reducing BPZ E&P’s and such guarantors’ collective economic interest in Block Z-1 below certain ownership thresholds.

If an event of default occurs, Credit Suisse shall, upon the request of the majority lenders, or may, (i) by notice to BPZ E&P, (a) immediately terminate the lending commitments; and/or (b) declare all or part of the principal amount of the loans, together with accrued interest, immediately due and payable; provided that, all lending commitments shall automatically terminate and all amounts due and payable on any loan will automatically become immediately due and payable without notice if BPZ E&P or any guarantor and any of their respective subsidiaries appoint a receiver, liquidator or trustee, make a general assignment for the benefit of their creditors, become insolvent or bankrupt, liquidate, or are subject to certain monetary judgments exceeding in the aggregate, $30.0 million; and/or (ii) liquidate the security collateral and apply the proceeds thereof to pay the loans.

The $75.0 million secured debt facility required us to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.   After the first 15 month period, we are required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date.  On July 7, 2011, we established the $2.5 million debt service reserve account.

With respect to the performance based arrangement fee, the fee is payable at each of the principle repayment dates.  The performance based arrangement fee is calculated by multiplying the principal payments at each principal payment date by the change in oil prices from the loan origination date and the oil price at each principal payment date. Additionally, the performance based arranger fee contains a maximum amount to be paid by us over the term of the loan. We believe the performance based arranger fee may qualify as an embedded financing derivative under ASC Topic 815, “Derivatives and Hedging”.  This would require us to record the fair value of the derivative liability at inception and to revalue the liability at each financial reporting date throughout the term of the loan. We are currently assessing the impact of the expected liability.

We estimate the cash payments related to the $75.0 million secured debt facility, excluding potential payments for the performance based arranger fee but including interest payments, for the year ended December 31, 2011, 2012, 2013 and 2014 to be approximately $1.8 million, $7.4 million, $43.5 million and $38.6 million, respectively.

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

The $40.0 million secured debt facility requires us to establish and maintain a debt service reserve account during the term of the facility. For further information regarding the debt service reserve account, and its requirements, see Note 8, “Restricted Cash and Performance Bonds”.

The $40.0 million secured debt facility matures on July 27, 2013, with principal repayment due in equal quarterly installments of $8.0 million commencing on July 27, 2012.  The $40.0 million secured debt facility bears interest at three month LIBOR plus 7.0%. Interest is due and payable every three month period after the commencement of the loan.

The $40.0 million secured debt facility subjects us to various financial covenants calculated as of the last day of each quarter, including a maximum leverage ratio, a consolidated interest coverage ratio, a maximum capitalization ratio and minimum oil production quota per quarter.  We were in compliance with these financial covenants at June 30, 2011.

The $40.0 million secured debt facility provides for events of default and cure periods customary for facilities of this type, including, among other things, payment breaches under any of the finance documents; representation and warranty breaches; any default, early amortization event or similar event occurring with respect to one or more debt facilities in an aggregate outstanding principal amount of at least $3.0 million, if the effect is to accelerate the maturity; failure to comply with obligations; application for the appointment of a receiver; making a general assignment for the benefit of creditors; insolvencies or filing of bankruptcy; certain monetary and non-monetary judgments, orders, decrees or awards against us or our subsidiaries; suspension, revocation or termination of any $40.0 million secured debt facility financing or security documents with Credit Suisse or certain key agreements; and change in control.  In addition, the $40.0 million secured debt facility provides for a mandatory repayment of the loan if we secure financing for our gas-to-power project.

If an event of default occurs, Credit Suisse shall, upon the request of the majority lenders, or may, by notice to us, (i) immediately terminate the lending commitments; and/or (ii) declare all or part of the principal amount of the loan, together with accrued interest, immediately due and payable, without demand; provided however that, all lending commitments shall automatically terminate and all amounts due and payable on any loan will automatically become immediately due and payable without notice if we or any subsidiary appoints a receiver, liquidator or trustee, make a general assignment for the benefit of their creditors, become insolvent, bankrupt, liquidate, or are subject to certain monetary judgments exceeding in the aggregate, $3.0 million; and/or (iii) liquidate the security collateral and apply the proceeds thereof to pay the loans.

In January 2011, we received the $40.0 million in proceeds and recorded approximately $1.5 million of associated fees and commissions as debt issue costs that are being amortized to interest expense over the term of the loan using the interest method.

Proceeds from the $40.0 million secured debt facility was utilized to meet our 2011 capital expenditure budget, to finance our exploration and development work programs, and to reduce our existing debt.

At June 30, 2011, we estimate the cash payments related to the $40.0 million secured debt facility, excluding the potential payments for the Performance Based Arranger Fee but including interest payments, for 2011, 2012, and 2013 to be approximately $1.5 million, $18.8 million and $24.9 million, respectively.

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

We estimated our non-convertible borrowing rate at the date of issuance of the 2015 Convertible Notes to be 12%. The 12% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as us and was obtained through a quote from the initial purchaser. Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, we estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million. The discount is being amortized as non-cash interest expense over the life of the notes using the interest method. In addition, we allocated approximately $4.8 million of the $6.1 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the loan using the interest method. The remaining $1.3 million of fees and commissions were treated as transaction costs associated with the equity component. We estimate the cash payments including interest payments related to the 2015 Convertible Notes, assuming no conversion, for the year ended December 31, 2011, 2012, 2013, 2014 and 2015 to be approximately $5.6 million, $11.1 million, $11.1 million, $11.1 million and $176.5 million, respectively. We evaluated the 2015 Convertible Notes agreement for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of June 30, 2011, the net amount of $143.7 million includes the $170.9 million of principal reduced by $27.2 million of the remaining unamortized discount. The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million, reduced by $1.3 million of direct transaction costs. The remaining unamortized discount of $27.2 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At June 30, 2011, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into approximately 28.9 million shares of common stock.  As of June 30, 2011, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of our common stock at June 30, 2011, $3.28 per share, is less than the conversion price.

For the three and six months ended June 30, 2011 and 2010, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.6%.

For the three months ended June 30, 2011, the amount of interest expense related to the 2015 Convertible Notes was $4.5 million, disregarding capitalized interest considerations, and includes $2.8 million of interest expense related to the contractual interest coupon, $1.5 million of non-cash interest expense related to the amortization of the discount and $0.2 million of interest expense related to the amortization of debt issue costs.  For the three months ended June 30, 2010, the amount of interest expense related to the 2015 Convertible Notes was $5.1 million, disregarding capitalized interest considerations, and includes $3.6 million of interest expense related to the contractual interest coupon, $1.3 million of non-cash interest expense related to the amortization of the discount and $0.2 million of interest expense related to the amortization of debt issue costs.

For the six months ended June 30, 2011, the amount of interest expense related to the 2015 Convertible Notes was $8.9 million, disregarding capitalized interest considerations, and includes $5.6 million of interest expense related to the contractual interest coupon, $2.9 million of non-cash interest expense related to the amortization of the discount and $0.4 million of interest expense related to the amortization of debt issue costs.  For the six months ended June 30, 2010, the amount of interest expense related to the 2015 Convertible Notes was $6.5 million, disregarding capitalized interest considerations, and includes $4.5 million of interest expense related to the contractual interest coupon, $1.7 million of non-cash interest expense related to the amortization of the discount and $0.3 million of interest expense related to the amortization of debt issue costs.

Capital Leases

We are party to several capital lease agreements, as more fully described in our Form 10-K for the year ended December 31, 2010.  Generally, we enter into capital lease agreements in order to secure marine vessels to support our operations in Peru and to obtain furniture and fixtures for our offices located in Houston and Peru. The contractual term of the capital lease agreements range between two to five years and the effective interest rate of the capital lease agreements range between 17.6% and 34.9%.

Interest Expense

For the three and six months ended June 30, 2011, we recognized approximately $4.9 million and $8.6 million, respectively, of net interest expense which includes $6.6 million and $13.0 million, respectively, of interest expense reduced by $1.7 million and $4.4 million, respectively, of capitalized interest expense. For the three and six months ended June 30, 2010, we recognized approximately $3.7 million and $5.7 million, respectively, of net interest expense which includes $6.6 million and $10.0 million, respectively, of interest expense reduced by $2.9 million and $4.3 million, respectively, of capitalized interest expense.

Restricted Cash and Performance Bonds

As of June 30, 2011, we had restricted cash deposits of $8.3 million. In connection with our properties in Peru, we obtained four performance bonds totaling $5.3 million that are partially collateralized by restricted cash deposits of $3.1 million for certain performance obligations and commitments under the license contracts for Blocks Z-1, XIX, XXII and XXIII. Additionally, we have $2.0 million of restricted cash to collateralize insurance bonds for import duties related to the Don Fernando, our construction vessel, $0.7 million of restricted cash to insure certain performance obligations and commitments at our gas-to-power project site near Tumbes and $0.5 million related to other secured letters of credit.   In addition, we have an unsecured performance bond of $0.1 million to guarantee our performance under an office lease agreement in Peru.

Also included in restricted cash is a $2.0 million debt service reserve account as required under the $40.0 million secured debt facility entered into by us in January of 2011.   The $2.0 million debt service reserve account is required to be maintained for the first 18 month period and, thereafter, we must maintain a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date.

On July 7, 2011, we established a $2.5 million debt service reserve account as required under the $75.0 million secured debt facility.  For further information on the debt service reserve account on the $75.0 secured debt facility see, “$75.0 Million Secured Debt Facility” above.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, credit agreements, legal requirements or rental practices.

Liquidity Outlook

We estimate for the remaining term of 2011 our required principal and interest payments for our outstanding debt to be approximately $8.8 million, our required principal and interest payments for our capital lease obligations to be approximately $2.8 million, our operating lease payments to be approximately $19.4 million and capital expenditures to be approximately $50.0 million.

Our major sources of funding to date have been through oil sales, equity raises and debt financing activities.  With our current cash balance, current and prospective Corvina and Albacora oil development cash flow, our recent debt facilities and potential financing from future equity raises, we believe we will have sufficient capital resources to execute our planned Corvina and Albacora oil development projects and our initial onshore projects as well as service our current obligations.

We have hired a financial advisor to help us in pursuing joint venture partnerships and/or, farm-outs for some of our assets in northwest Peru. In June 2011 the Company announced the start of a process to identify and select a potential partner for its offshore Block Z-1.  While there will be options discussed that could provide us with additional liquidity or funding, we cannot predict the outcome.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding fair value measurement and disclosure requirements.  The most significant change will require us, for Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011.  We are evaluating the impact of the new guidance.

In June 2011, the FASB issued guidance impacting the presentation of comprehensive income.  The guidance eliminates the current option to report components of other comprehensive income in the statement of changes in equity.  The guidance is intended to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011.   We are evaluating the impact of the new guidance.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, satisfaction of well testing period requirements, successful installation of required permanent processing facilities, receipt of all required permits, successful installation of reinjection equipment and transition to commercial production, successful completion of new drilling platforms, successful installation and operation of the new turbines, availability of capital resources, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to our Company is included in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1A, of this Quarterly Report on Form 10-Q for the period ended June 30, 2011.

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

Interest Rate Risk

As of June 30, 2011, we had long-term debt and capital lease obligations of approximately $186.8 million and current maturities of capital lease obligations of approximately $2.4 million.

The $75.0 million secured debt facility, which on July 7, 2011 had $75.0 million outstanding, is variable rate debt that exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from the rate at inception, interest expense would increase by approximately $0.8 million annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

The $40.0 million secured debt facility, which at June 30, 2011 had $40.0 million outstanding, is variable rate debt that exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from the rate at inception, interest expense would increase by approximately $0.4 million annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

The capital lease obligation for the floating, production, storage and offloading and transportation vessels began in August 2007 and is set to expire in May 2014. Lease payments are variable based on the working status of the vessels, with a purchase option of $3.0 million in May 2012, $2.0 million in May 2013, and for a purchase requirement for $1.0 million in May 2014.  The imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 34.9%. We do not expect a significant change in the market interest rate to impact the interest on our capital lease obligations.

In November 2009, we entered into a capital lease agreement for a construction vessel, the Don Fernando, to assist us in our offshore construction projects. The capital lease asset and corresponding liability was recorded at $7.0 million, which represents the present value of the minimum lease payments, or the aggregate fair market value of the assets.  At the end of the two year lease the title to the vessel transfers to us.  We accounted for the lease agreement in accordance with ASC Topic 840, “Leases”, previously accounted for under SFAS No. 13, “Accounting for Leases (As Amended)”. Under the guidance, the lease agreement is accounted for as a capital lease and the imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 22.4%.

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

The fair value of our 6.5% 2015 Convertible Notes as compared to the carrying value at June 30, 2011 and December 31, 2010, was as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value (2)	Carrying Amount	Fair Value (2)
	(in thousands)		(in thousands)
$170.9 million Convertible Notes, 6.5%, due 2015, net of discount of ($27.2) million at June 30, 2011 and ($30.1) million at December 31, 2010 (1)	$143,713	$158,083	$140,820	$176,540

(1)   Excludes obligations under capital lease arrangements and variable rate debt

(2)   The Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $158.1 million and $176.5 million at June 30, 2011 and December 31, 2010, respectively, based on observed market prices for the same or similar type of debt issues.

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

In January 2011, we closed on $40.0 million secured debt facility whose fee contains a performance based fee that is dependent on the change in oil prices from the inception date of the debt agreement and the price of oil at each principal repayment date.  This performance based payment is subject to certain maximum limitations; however, this performance based fee exposes us to commodity price risk and may limit our ability to fully receive potential gains if oil prices increase above the price of oil at the inception of the debt agreement.

In July 2011, we closed on $75.0 million secured debt facility whose fee contains a performance based fee that is dependent on the change in oil prices from the inception date of the debt agreement and the price of oil at each principal repayment date.  This performance based payment is subject to certain maximum limitations; however, this performance based fee exposes us to commodity price risk and may limit our ability to fully receive potential gains if oil prices increase above the price of oil at the inception of the debt agreement.

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

Foreign Currency Exchange Rate Risk

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, the Nuevo Sol, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation in that country.  Transaction differences have been nominal to-date but are expected to increase as our activities in Peru continue to escalate.  For the three and six months ended June 30, 2011 and 2010, exchange rate gains and losses were not material.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 18, “Legal Proceedings”, of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of legal proceedings, which are incorporated into this Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors included below, as well as those under the caption “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010.   We have updated and expanded the risk factors in our annual Report on Form 10-K for the year ended December 31, 2010 with the following risk factors to reflect changes during the three months ended June 30, 2011 that we believe to be material.

Any failure to meet our debt obligations, or the occurrence of a continuing default under our debt facilities or our Convertible Notes due 2015, would adversely affect our business and financial condition.  On January 27, 2011, we and our subsidiaries, Empresa Eléctrica Nueva Esperanza S.R.L. and BPZ E & P, entered into a Credit Agreement with Credit Suisse, as lender and administrative agent, dated January 27, 2011, wherein Credit Suisse agreed to provide a $40.0 million secured debt financing to our power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L., and we and our subsidiary BPZ E&P agreed to unconditionally guarantee the debt facility on an unsecured basis.

In addition, on July 6, 2011, we and our subsidiaries BPZ Energy LLC, and BPZ E&P, entered into a Credit Agreement with Credit Suisse, as administrative agent and lender, Standard Bank PLC (“Standard Bank”), as lender and mandated lead arranger, and Credit Suisse International, as lead arranger (“CSI”), wherein the lenders agreed to provide a $75.0 million secured debt financing in two tranches (respectively, the “Tranche A Loans” and the “Tranche B Loans”) to BPZ E&P, and we and our subsidiary BPZ Energy LLC agreed to unconditionally guarantee the $75.0 million secured debt financing.

The $40 million debt facility is secured, in part, by three LM6000 gas-fired packaged power units that were purchased from GE Packaged Power Inc. and GE International Inc. Sucursal de Perú, through its power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L., in accordance with the terms and conditions of the Turbine Purchase Agreement, as subsequently amended (the “Turbine Purchase Agreement”).  The $40 million debt facility is also secured by certain other equipment and property pledged in favor of Credit Suisse and Credit Suisse International.

The $75.0 million debt facility is secured (i) all of BPZ E&P’s Block Z-1 property on the northwest coast of Peru, (ii) the wellhead oil production of Block Z-1, (iii) all of the BPZ E&P’s rights, title and interests under the Block Z-1 License Contract with Perupetro S.A. (as amended and assigned), (iv) a collection account (including deposits and investments thereunder), (v) all of the BPZ E&P’s right, title and interests under current and future contracts in connection with the sale of crude oil and/or gas produced and sold at Block Z-1, together with related receivables, (vi)  BPZ E&P’s Capital Stock, (vii) a debt service reserve account (including deposits and investments thereunder), and (viii) certain other property that is subject to a lien in favor of Credit Suisse.

The debt facilities provide for events of default customary for agreements of this type, including, among other things:

•      payment breaches under any of the finance documents;

•      representation and warranty breaches;

•      any default, early amortization event or similar event occurring with respect to one or more debt facilities in an aggregate outstanding principal amount of at least $3 million under the $40 million debt facility and $30 million under the $75.0 million debt facility, if the effect is to accelerate the maturity thereof;

•      failure to comply with obligations under the finance documents;

•      admissions of inability to pay debts as they become due;

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

•      certain actions by governmental authorities; and

•      change in control.

If an event of default occurs, Credit Suisse shall, upon the request of the majority lenders, or may, by notice to the borrower, (i) immediately terminate the lending commitments; (ii) declare all or part of the principal amount of the loans, together with accrued interest, immediately due and payable, without demand; provided that, all lending commitments shall automatically terminate and all amounts due and payable on any loan will automatically become immediately due and payable without notice if the borrower or any guarantor and any of their respective subsidiaries appoint a receiver, liquidator or trustee, make a general assignment for the benefit of their creditors, become insolvent, bankrupt, liquidate, or are subject to certain monetary judgments exceeding in the aggregate, $3 million under the $40 million debt facility, or $30 million under the $75.0 million debt facility; and/or (iii) liquidate the security collateral and apply the proceeds thereof to pay the loans.

The $40 million debt facility matures on July 27, 2013, with principal repayment due in equal quarterly installments of $8 million commencing on July 27, 2012.  The $40 million debt facility bears interest at three month LIBOR plus 7.0%. The interest is due and payable every three month period after the commencement of the loan.

The $75.0 million debt facility matures on July 7, 2014, with principal repayment due on each tranche in quarterly installments based on a scheduled repayment plan commencing in January 2013.  The $75.0 million debt facility bears interest at three month LIBOR plus 9% per annum, unless the Tranche B Loans are prepaid in full, in which case the facility shall thereafter bear interest at three month LIBOR plus 7.5% per annum.

Each of the debt facilities also contain an arranger fee payable to Credit Suisse International.  A portion of the arranger fee is based on a percentage of the principal amount outstanding and the remainder is based on the performance of the price of crude oil (Brent) from the closing date to the repayment dates.  In addition, each of the debt facilities provide for a mandatory prepayment of the loans under certain circumstances.

We may not have sufficient funds to make any required repayment or fees under the debt facilities.  If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings, we may be required to arrange new financing or sell a portion of our assets.

In addition to our two debt facilities, during the first quarter of 2010, we issued $170.9 million of Convertible Notes due 2015, which bear interest semi-annually at a rate of 6.50% per year.  If a fundamental change occurs, holders of the notes may require us to repurchase, for cash, all or a portion of their notes.  In addition, upon conversion of the notes, if we have elected to deliver cash in respect of all or a portion of our conversion obligation (other than solely cash in lieu of fractional shares), we will be required to pay cash in respect of all or a portion of our conversion obligation.  We may not have sufficient funds to pay the interest, repurchase price or cash in respect of our conversion obligation when due.  If we fail to pay interest on the notes, repurchase the notes or pay any cash payment due upon conversion when required, we will be in default under the indenture governing the notes.  The indenture contains customary terms and covenants and events of default.  If an event of default (as defined therein) occurs and is continuing, the trustee by notice to us, or the holders of at least 25% in aggregate principal amount of the Convertible Notes due 2015 then outstanding by notice to us and the trustee, may declare the principal and accrued and unpaid interest (including additional interest or premium, if any) on the Convertible Notes due 2015 to be due and payable.  In the case of an event of default arising out of certain bankruptcy events (as set forth in the Indenture), the principal and accrued and unpaid interest (including additional interest or premium, if any), on the notes will automatically become due and payable.

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

We will be subject to additional risks of our joint venture partner or partners if we enter into a joint venture, which could have a material adverse effect on the success of our operations, our financial position and our results of operations. We have started the process to identify and select a potential partner for our offshore Block Z-1, and we may enter into additional joint venture arrangements for our Block Z-1 and some of our other projects. These third parties may have obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The performance of these third party obligations, including the ability of the third parties to satisfy their obligations under these arrangements, is outside our control. If these parties do not satisfy their obligations under these arrangements, our business may be adversely affected.  Any joint venture arrangements we may enter into may involve risks not otherwise present when exploring and developing properties directly, including, for example:

•      our joint venture partners may share certain approval rights over major decisions;

•      our joint venture partners may not pay their share of the joint venture’s obligations, leaving us liable for their shares of joint venture liabilities;

•      we may incur liabilities as a result of an action taken by our joint venture partners;

•      our joint venture partner may have economic or business interests or goals that are inconsistent with or adverse to our interests or goals;

•      our joint venture partners may be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives; and

•      disputes between us and our joint venture partners may result in delays, litigation or operational impasses.

The risks described above or the failure to continue any joint venture we may enter into or to resolve disagreements with our joint venture partners could adversely affect our ability to transact the business that is the subject of such joint venture and increase our expenses, which would in turn negatively affect our financial position and results of operations.

Social and political unrest in Peru and recent Peruvian election results could cause heightened scrutiny over oil and gas regulatory matters. We believe there has been recent heightened scrutiny over regulatory matters concerning oil and gas exploration and production and the award of licensing contracts in Peru, in large part due to social and political change. For example, in August 2008, Peru’s Congress repealed two presidential decrees that made it easier for companies and individuals to buy land belonging to indigenous peoples as a result of protests from a large number of indigenous people in Peru’s Amazon jungle. Beginning in April 2009, thousands of indigenous people again protested by blocking roads and waterways in eastern Peru to try to force the repeal of additional decrees facilitating oil exploration, commercial farming and logging in parts of the Amazon jungle, resulting in a violent clash between police officers and the protestors in June 2009. The violence led to the suspension of several of the decrees and the Peruvian President’s third reshuffle of his cabinet since he came to power in 2006.

Peru’s most recent municipal and regional political elections were held in November 2010.  The Peruvian Presidential and Congressional election was held in April 2011, resulting in a run-off Presidential election held June 2011 between Ollanta Humala, an ex-military officer, and Keiko Fujimori, the daughter of former Peruvian President Alberto Fijumori.  Mr. Humala narrowly won the run-off Presidential election and took office on July 28, 2011.  The campaigning leading up to the elections caused heightened attention to various topics, including the regulation of oil and gas companies operating in Peru, and related environmental law compliance.  For example, Mr. Humala has called for increased environmental regulation, including additional regulation and oversight of the hydrocarbon and mining sectors, and regulation to combat global climate change and decrease the emission of greenhouse gases.  In addition, during his campaign Mr. Humala proposed to raise royalties on oil and gas production, which would help fund domestic social-regeneration projects.  While spokespersons for the new administration have stated the new administration intends to honor existing contracts, avoid nationalization and support continued development of oil and gas activities, as a result of these elections, a shift in policy could occur with respect to the regulation of oil and gas companies making it more difficult or expensive to operate in such an environment.

We may enter into hedging transactions that may prevent us from benefiting fully from price increases and may expose us to other risks.  Our new $75.0 million secured debt facility will require us to consider entering into hedging transactions by January 2012.  Accordingly, in order to manage our exposure to international oil price risk in the marketing of our oil, we may periodically enter into oil price hedging arrangements with respect to a portion of our expected production.  We will not enter into derivative instruments for speculative trading purposes. While hedging transactions are intended to reduce the effects of volatile oil prices, they may also limit future income if oil prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•      our production is less than expected;

•      there is a widening of price differentials between delivery points for our production and the delivery points assumed in the hedge arrangements; or

•      the counterparties to the hedge contracts fail to perform under the terms of the contracts; or

•      a sudden unexpected event materially impacts oil prices.

Item 6. Exhibits

10.1

$75,000,000 Credit Agreement by and among BPZ Resources, Inc., and its subsidiaries BPZ Energy LLC, and BPZ Exploración & Producción S.R.L., as guarantors and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011. (Filed herewith).

10.2	Amendment to the BPZ Energy, Inc. 2007 Long-Term Incentive Compensation Plan, dated April 20, 2011. (Filed herewith)

10.3	BPZ Resources, Inc. Employee Stock Purchase Plan (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

101.INS	XBRL Instance Document. (Furnished herewith)

101.SCH	XBRL Schema Document. (Furnished herewith)

101.CAL	XBRL Calculation Linkbase Document. (Furnished herewith)

101.LAB	XBRL Label Linkbase Document. (Furnished herewith)

101.PRE	XBRL Presentation Linkbase Document. (Furnished herewith)

101.DEF	XBRL Definition Linkbase Document. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BPZ RESOURCES, INC.

Date: August 9, 2011	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director