Form 10-Q
period 2011-09-30
BPZ RESOURCES, INC.
filed 2011-11-09
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

As of November 8, 2011, there were 115,910,040 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$63,370	$11,752
Accounts receivable	7,655	11,936
Income taxes receivable	12,581	9,987
Value added tax receivable	20,111	28,352
Inventory	18,600	18,968
Prepaid and other current assets	4,424	3,084

Total current assets	126,741	84,079

Property, equipment and construction in progress, net	373,820	342,507
Restricted cash	10,874	5,760
Other non-current assets	12,826	8,582
Investment in Ecuador property, net	867	1,007
Deferred tax asset	23,260	28,372

Total assets	$548,388	$470,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,049	$37,679
Accrued liabilities	15,299	14,072
Other liabilities	1,843	1,172
Accrued interest payable	3,217	4,273
Derivative financial instruments	1	—
Current maturity of long-term debt and capital lease obligations	9,470	4,180

Total current liabilities	38,879	61,376

Asset retirement obligation	1,085	855
Long-term debt and capital lease obligations, net	255,056	156,750

Total long-term liabilities	256,141	157,605

Commitments and contingencies (Note 17 and 18)

Stockholders’ equity:
Preferred stock, no par value, 25,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 250,000 authorized; 115,910 and 115,492 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	556,423	552,285
Accumulated deficit	(303,055)	(300,959)

Total stockholders’ equity	253,368	251,326

Total liabilities and stockholders’ equity	$548,388	$470,307

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenue:
Oil revenue, net	$34,884	$26,688	$108,246	$73,130
Other revenue	1,326	—	3,608	—

Total net revenue	36,210	26,688	111,854	73,130

Operating and administrative expenses:
Lease operating expense	10,909	10,967	29,182	21,309
General and administrative expense	8,452	8,545	26,759	24,774
Geological, geophysical and engineering expense	571	6,113	8,290	7,016
Dry hole costs	—	32,059	—	32,059
Depreciation, depletion and amortization expense	8,534	6,659	27,811	24,193
Standby costs	629	—	3,450	—
Other expense	—	12,738	—	12,738

Total operating and administrative expenses	29,095	77,081	95,492	122,089

Operating income (loss)	7,115	(50,393)	16,362	(48,959)

Other income (expense):
Income from investment in Ecuador property, net	453	305	359	611
Interest expense	(5,600)	(2,821)	(14,240)	(8,510)
Gain (loss) on derivatives	4,622	—	(1)	—
Interest income	33	101	266	171
Other income	157	17	349	28

Total other expense, net	(335)	(2,398)	(13,267)	(7,700)

Income (loss) before income taxes	6,780	(52,791)	3,095	(56,659)

Income tax expense (benefit)	1,075	(9,132)	5,191	(6,964)

Net income (loss)	$5,705	$(43,659)	$(2,096)	$(49,695)

Basic net income (loss) per share	$0.05	$(0.38)	$(0.02)	$(0.43)
Diluted net income (loss) per share	$0.05	$(0.38)	$(0.02)	$(0.43)

Basic weighted average common shares outstanding	115,460	114,927	115,327	114,843
Diluted weighted average common shares outstanding	115,547	114,927	115,327	114,843

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(2,096)	$(49,695)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	3,220	4,665
Depreciation, depletion and amortization	27,811	24,193
Amortization of investment in Ecuador property	141	141
Deferred income taxes	5,102	(16,401)
Dry hole costs	—	32,059
Net loss on abandoned assets	—	11,938
Amortization of discount and deferred financing fees	6,169	3,644
Unrealized loss on derivatives	1	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	4,281	(11,599)
(Increase) decrease in value added tax receivable	8,241	(7,823)
(Increase) decrease in inventory	805	(7,760)
Increase in other assets	(1,410)	(4,173)
Increase in income taxes receivable	(2,584)	—
Increase (decrease) in accounts payable	(28,630)	4,325
Increase in accrued liabilities	170	2,593
Increase in income taxes payable	—	2,761
Increase (decrease) in other liabilities	670	(165)
Net cash provided by (used in) operating activities	21,891	(11,297)

Cash flows from investing activities:
Property and equipment additions	(59,332)	(114,977)
(Increase) decrease in restricted cash	(5,113)	690
Net cash used in investing activities	(64,445)	(114,287)

Cash flows from financing activities:
Borrowings	115,000	170,938
Repayments of borrowings	(15,801)	(4,512)
Deferred loan fees	(5,945)	(6,073)
Proceeds from exercise of stock options, net	923	—
Proceeds from sale of common stock, net	(5)	—
Net cash provided by financing activities	94,172	160,353

Net increase in cash and cash equivalents	51,618	34,769
Cash and cash equivalents at beginning of period	11,752	18,147
	$63,370	$52,916

Supplemental cash flow information:
Cash paid for:
Interest	$16,322	$10,726
Income tax	2,706	7,065

Non — cash items:
Purchase and additions to equipment with the issuance of a capital lease obligation	$—	$173
Depletion allocated to production inventory	437	310
Depreciation on support equipment capitalized to construction in progress	175	1,508
Asset retirement obligation capitalized to property and equipment, net of revisions	150	292

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

The Company is in the process of developing its Peruvian oil and natural gas reserves.  The Company was producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under a well testing program, until it placed the Corvina field into commercial production in November 2010.  The Company is currently in the process of fabricating and installing a new platform in the Corvina field to further enhance its production profile.  The Company is also in the initial stages of appraising, exploring and developing its potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1 and began producing from the A-14XD well in December 2009, and began selling oil from the A-14XD well under a well testing program during the second quarter of 2010.  The Company completed conducting interference testing in the Albacora field in the third quarter of 2011.  The Company is in the process of installing the necessary gas and water injection facilities on the Albacora platform in order to transition the field into commercial production.  Additionally, the Company’s activities in Peru include analysis and evaluation of technical data on its properties, preparation of the development plans for the properties, meeting requirements under the license contracts, fabricating and installing a new platform, procuring equipment for an extended drilling campaign, obtaining all necessary environmental, technical and operating permits, bringing additional production on-line, conducting seismic surveys, obtaining preliminary engineering and design of the power plant and gas processing facilities and securing the required capital and financing to conduct the current plan of operation.

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

Activity related to the Company’s value-added tax receivable for the nine months ended September 30, 2011 and the year ended December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Value-added tax receivable as of the beginning of the period	$31,352	$26,152
IGV accrued related to expenditures during period	17,611	37,996
IGV reduced related to sale of oil during period	(25,852)	(32,796)
Value-added tax receivable as of the end of the period	$23,111	$31,352

Current portion of value-added tax receivable as of the end of the period	$20,111	$28,352

Long-term portion of value-added tax receivable as of the end of the period	$3,000	$3,000

See Note 4, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information on the long-term portion of the value-added tax receivable.

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

Below is a summary of inventory as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Tubular goods, accessories and spare parts	$14,905	$16,449
Crude oil	3,695	2,519
Inventory	$18,600	$18,968

	September 30, 2011	December 31, 2010
Crude oil (barrels)	53,698	49,836
Crude oil (cost per barrel)	$68.81	$50.55

Note 4 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of prepaid and other current assets as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Prepaid expenses and other	$1,796	$2,066
Deposits	111	124
Prepaid insurance	1,762	282
Insurance receivable	755	612

Prepaid and other current assets	$4,424	$3,084

Prepaid expenses and other are primarily related to prepayments for drilling services, equipment rental and material procurement. Deposits are primarily rent deposits in connection with the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors and officer’s insurance policies. The insurance receivable is related to an incident that occurred in the third quarter of 2011 where, while in the process of moving certain equipment from the A platform in Albacora to the CX-11 platform in Corvina using third parties, certain equipment was damaged.  The Company expects to recover the receivable amount from either the third parties or its insurance carrier.

Below is a summary of other non-current assets as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(in thousands)
Debt issue costs, net	$8,379	$4,151
Other receivable	1,447	1,431
Value-added tax receivable	3,000	3,000

Other non-current assets	$12,826	$8,582

Other non-current assets consist of (i) direct transaction costs incurred by the Company in connection with its debt raising efforts, (ii) claims from an incident involving a small tanker and (iii) the long-term portion of the Company’s value-added tax receivable.

At September 30, 2011 and December 31, 2010 the Company had net debt issue costs of $8.4 million and $4.2 million, respectively. At the time the debt was incurred, debt issue costs consisted of $4.4 million associated with the $75 million secured debt facility, $1.5 million, associated with the $40.0 million secured debt facility, and $4.8 million associated with $170.9 million Convertible Notes due 2015. The debt issue costs are being amortized over the life of the related debt agreements using the effective interest method.

For the three and nine months ended September 30, 2011, the Company amortized into interest expense $0.8 million and $1.7 million, respectively, of debt issue costs. For the three and nine months ended September 30, 2010, the Company amortized into interest expense $0.2 million and $0.5 million, respectively, of debt issue costs.  For further information regarding the Company’s debt, see Note 9, “Debt and Capital Lease Obligations.”

The insurance claim related to an incident involving a small tanker that one of the Company’s marine transportation contractors was chartering from the Peruvian Navy’s commercial branch in 2008.  As of September 30, 2011, the Company is seeking recovery of these amounts from the Peruvian Navy’s commercial branch.  The Company expects to recover all of these amounts from either the Peruvian Navy or its insurance carrier.  Due to the uncertainty in timing of resolving the claims, the Company has classified the amount as a non-current asset.

As of September 30, 2011 and December 31, 2010, the Company classified $3.0 million of its value-added tax receivable balance as a long-term asset as it believes it will take longer than one year to receive the benefit of this portion of the value-added tax receivable.  For further information see Note 2, “Value-Added Tax Receivable”.

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Construction in progress:
Power plant and related equipment	$64,937	$60,119
Platforms and wells	43,405	21,346
Pipelines and processing facilities	18,469	5,067
Other	4,553	1,098
Producing properties (successful efforts method of accounting)	257,738	243,349
Producing equipment	17,152	17,157
Barge and related equipment	71,047	70,456
Office equipment, leasehold improvements and vehicles	6,915	5,966
Accumulated depletion, depreciation and amortization	(110,396)	(82,051)

Property, equipment and construction in progress, net	$373,820	$342,507

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

Exploratory well costs capitalized greater than one year after completion of drilling were $13.0 million as of September 30, 2011, and December 31, 2010.  The exploratory well costs relate to the CX11-16X gas well, that was drilled in 2007, which tested sufficient quantities of gas and is currently shut-in, until such time as a market is established for selling the gas.  The Company plans to use the gas from the CX11-16X well for its gas-to-power project.  See Note 17, “Commitments and Contingencies” for further information on the gas-to-power project.

During the nine months ended September 30, 2011, the Company incurred net capital additions of approximately $59.7 million associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of a gas-fired power generation facility for the sale of electricity in Peru.

For the nine months ended September 30, 2011, the Company incurred approximately $10.7 million on the Pampa la Gallina well in Block XIX, $4.3 million for the development of the A-9G well, $4.5 million for the development of the A-13E well, $3.9 million for the development of the A-12F well, and $1.2 million for the development of the A-17D water injection well.

In addition, the Company incurred $12.6 million for development and equipment for permanent production facilities.

Also, the Company added approximately $4.5 million of costs to the power plant, which primarily consists of capitalized interest, and incurred approximately $12.2 million related to costs incurred in the design and fabrication of the CX-15 platform and $1.4 million on the Caleta Cruz dock.

For the nine months ended September 30, 2011, the Company incurred approximately $1.2 million in machinery and equipment, $0.6 million for assets in transit, $1.1 million in computer hardware, software and telecommunication equipment, $0.3 million for costs for office equipment and leasehold improvements in its offices Peru and approximately $1.2 million of other capitalized costs.

For the three and nine months ended September 30, 2011, respectively, capitalized depreciation expense was an immaterial amount and $0.2 million,  and the Company capitalized $2.8 million and $7.2 million of interest expense, respectively, to construction in progress.  For the same periods in 2010, the Company capitalized approximately $0.6 million and $1.5 million, respectively, of depreciation expense and $2.5 million and $6.9 million of interest expense, respectively, to construction in progress.

For the three and nine months ended September 30, 2011, the Company recognized $8.5 million and $27.8 million, respectively, of depreciation, depletion and amortization expense.  For the same periods in 2010, the Company recognized $6.6 million and $24.2 million, respectively, of depreciation, depletion and amortization expense.

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

Activity related to the Company’s ARO for the nine months ended September 30, 2011 and the year ended December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
ARO as of the beginning of the period	$855	$766
Liabilities incurred during period	150	292
Accretion expense	80	111
Revisions in estimates during period	—	(314)
ARO as of the end of the period	$1,085	$855

The 2010 revisions in estimates are due to the shift in timing of cash flows associated with expected payment of the ARO liability.  As the expected timing to settle the liabilities was extended in 2010, the present value of the liabilities was decreased and, as a result, the Company reduced both the liability and capitalized asset by approximately $0.3 million in accordance with ASC Topic 410.

Note 7 — Investment in Ecuador Property

The Company has a 10% non-operating net profits interest in an oil and gas property in Ecuador (the “Santa Elena Property”).  The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense. Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the agreement which expires in May 2016.

Below is a summary reflecting the Company’s income (expense) from the investment in the Ecuador property for the three and nine months ended September 30, 2011 and 2010, respectively, and the investment in the Ecuador property at September 30, 2011 and December 31, 2010, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Distributions received from investment in Ecuador property	$500	$352	$500	$752
Amortization of investment in Ecuador property	(47)	(47)	(141)	(141)
Income from investment in Ecuador property, net	$453	$305	$359	$611

Investment in Ecuador property at end of period, net			$867	$1,007

Note 8 — Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Performance bonds totaling $5.3 million for properties in Peru	$3,180	$3,130
Insurance bonds for import duties related to a construction vessel	1,980	1,980
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	564	—
$75.0 million secured debt facility	2,500	—
$40.0 million secured debt faciltiy	2,000	—
Unsecured performance bond totaling $0.1 million for office lease agreement	—	—
Restricted cash	$10,874	$5,760

The $75.0 million secured debt facility entered into by the Company in July of 2011 required the Company to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  After the first 15-month period, the Company is required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date.  The Company expects to make contributions to the debt service fund of $8.1 million in 2012, $46.3 million in 2013 and $25.7 million in 2014.

The $40.0 million secured debt facility entered into by the Company in January of 2011 required the Company to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, the Company must maintain a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date.  The Company expects to make contributions to the debt service fund of $15.0 million in 2012, and $16.4 million in 2013.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, credit agreements, legal requirements or rental practices.

Note 9 — Debt and Capital Lease Obligations

At September 30, 2011 and December 31, 2010, debt and capital lease obligations consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)

$15 million IFC Senior Note, Libor plus 2.75%, due December 2012	$—	$12,500
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($25.7) million at September 30, 2011 and ($30.1) million at December 31, 2010	145,217	140,820
$75.0 million Secured Debt Facility, 3-month Libor plus 9%, due July 2014	75,000	—
$40.0 million Secured Debt Facility, 3-month Libor plus 7%, due July 2013	40,000	—
Capital Lease Obligations	4,309	7,610
	264,526	160,930
Less: Current maturity of long-term debt and capital lease obligations	9,470	4,180
Long-term debt and capital lease obligations, net	$255,056	$156,750

$75 Million Secured Debt Facility

On July 6, 2011, the Company, and its subsidiaries, entered into a credit agreement with Credit Suisse and other parties (collectively the “lenders”), where the lenders agreed to provide a $75.0 million secured debt financing (the “$75.0 million secured debt facility”) in two loan tranches to the Company’s subsidiary, BPZ E&P.  The Company and its subsidiary BPZ Energy LLC agreed to unconditionally guarantee the $75.0 million secured debt facility.  The $75.0 million secured debt facility provides for fees payable by BPZ E&P to the lenders, and to certain collateral agents pursuant to fee letters entered into by BPZ E&P with each of such parties.  The fee letters provide for (i) a participation fee and a distribution fee equal to 2.5% of the principal amount borrowed, (ii) a structuring fee of $1.3 million, (iii) an administration fee of 0.50% of the principal amount outstanding and (iv) a performance based arranger fee (the “Performance Based Arranger Fee”) whose amount is determined by the change in the price of Brent crude oil at inception of the loans and the price at each principal repayment date, subject to a 12% ceiling of the principal amount borrowed.  The full amount available under the $75.0 million secured debt facility was drawn down by the Company on July 7, 2011.

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

The $75.0 million secured debt facility matures in July 2014, with principal repayment due in quarterly installments that range from $8.7 million to $12.5 million commencing on January 2013 through July 2014.  The $75.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 9%, unless the Tranche B loans are prepaid in full, in which case the $75.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 7.5%.  Interest is due and payable every three month period after the commencement of the loan.

The $75.0 million secured debt facility contains covenants that will limit the Company’s ability to, among other things, incur additional debt, create certain liens, enter into transactions with affiliates, pay dividends on or repurchase stock of the Company or its subsidiaries, or sell assets or merge with another entity.  In addition, the Company must complete certain projects in the Corvina and Albacora offshore fields in Block Z-1 by certain scheduled dates.  There are also customary financial covenants under the $75.0 million secured debt facility, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio, maximum capitalization ratio, minimum oil production quota per quarter, minimum debt service coverage ratio, minimum proved developed producing reserves coverage ratio, maximum indebtedness, and minimum liquidity ratio.  The Company was in compliance with these financial covenants at September 30, 2011.

The $75.0 million secured debt facility provides for events of default customary for facilities of this type, the occurrence and continuation of which could result in the acceleration of amounts due under the facility.

In addition, the $75.0 million secured debt facility provides for optional prepayments in certain circumstances, as well as mandatory prepayments of certain portions of the loans if BPZ E&P or any guarantor and any of their respective subsidiaries enters into a permitted farm-out transaction with respect to their interests in Block Z-1 that would have the effect of reducing BPZ E&P’s and such guarantors’ collective economic interest in Block Z-1 below certain ownership thresholds.

The $75.0 million secured debt facility required the Company to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  For further information regarding the debt service reserve account, and its requirements, see Note 8, “Restricted Cash and Performance Bonds.”

With respect to the Performance Based Arranger Fee, the fee is payable at each of the principal repayment dates.  The Performance Based Arranger Fee is calculated by multiplying the principal payments at each principal payment date by the change in oil prices from the loan origination date and the oil price at each principal payment date. Additionally, the Performance Based Arranger Fee contains a maximum amount to be paid by the Company over the term of the loan. For further information regarding the Performance Based Arranger Fee, see Note 10, “Derivative Financial Instruments” and for information on the methodology used to value the Performance Based Arranger Fee, see Note 12, “Fair Value Measurements and Disclosures.”

The Company recorded debt issue costs of approximately $4.4 million associated with the $75.0 million secured debt facility. The debt issue costs are being amortized over the life of the facility through July 2014, using the effective interest method.

The Company estimates the cash payments related to the $75.0 million secured debt facility, excluding potential payments for the Performance Based Arranger Fee but including interest payments, for the year ended December 31, 2011, 2012, 2013 and 2014 to be approximately $1.8 million, $7.4 million, $43.5 million and $39.1 million, respectively.

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

The $40.0 million secured debt facility is secured, in part, by three LM6000 gas-fired packaged power units (approximately $65.0 million) that were purchased by the Company from GE, through its power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. The $40.0 million secured debt financing is also secured by certain other equipment and property pledged in favor of Credit Suisse and Credit Suisse International.

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

The $40.0 million secured debt facility subjects  the Company to various financial covenants calculated as of the last day of each quarter, including a maximum leverage ratio, a minimum consolidated interest coverage ratio, a maximum consolidated capitalization ratio and minimum oil production quota per quarter.  The Company was in compliance with these financial covenants at September 30, 2011.

The $40.0 million secured debt facility provides for events of default customary for facilities of this type, the occurrence and continuation of which could result in the acceleration of amounts due under the facility.

In addition, the $40.0 million secured debt facility provides for a mandatory repayment of the loans if the Company secures financing for its gas-to-power project.

In January 2011, the Company received the $40.0 million in proceeds and recorded approximately $1.5 million of associated fees and commissions as debt issue costs that are being amortized to interest expense over the term of the debt using the effective interest method.

Proceeds from the $40.0 million secured debt facility was utilized to meet the Company’s 2011 capital expenditure budget, to finance its exploration and development work programs, and to reduce its existing debt.

At September 30, 2011, the Company estimates the cash payments related to the $40.0 million secured debt facility, excluding the potential payments for the Performance Based Arranger Fee, but including interest payments, for the year ended December 31, 2011, 2012, and 2013 to be approximately $0.7 million, $18.8 million and $24.9 million, respectively.

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

The interest rate on the 2015 Convertible Notes is 6.50% per year with interest payments due on March 1st and September 1st of each year.  The 2015 Convertible Notes mature with repayment of $170.9 million (assuming no conversion) due on March 1, 2015. The initial conversion rate of 148.3856 shares per $1,000 principal amount (equal to an initial conversion price of approximately $6.74 per share of common stock) was adjusted on February 3, 2011 in accordance with the terms of the Indenture. As a result, the conversion rate and conversion price changed to 169.0082 and $5.9169, respectively. Upon conversion, the Company must deliver, at its option, either (1) a number of shares of its common stock determined as set forth in the Indenture, (2) cash, or (3) a combination of cash and shares of its common stock.

Holders may convert their 2015 Convertible Notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date under certain circumstances:

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

The indenture agreement contains customary terms and covenants and events of default, the occurrence and continuation of which could result in the acceleration of amounts due under the 2015 Convertible Notes.

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

The Company accounts for the 2015 Convertible Notes in accordance with FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which is codified under ASC Topic 470, “Debt”. Under the accounting guidance, convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to be separated into liability and equity components, with the liability component amount determined in a manner that reflects the issuer’s non-convertible debt borrowing rate. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest cost using the effective interest method over the term of the debt agreement. In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

The Company estimated its non-convertible borrowing rate at the date of issuance of the 2015 Convertible Notes to be 12%. The 12% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as the Company and was obtained through a quote from the initial purchaser. Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, the Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million. The discount is being amortized as non-cash interest expense over the life of the notes using the effective interest method. In addition, the Company allocated approximately $4.8 million of the $6.1 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the notes using the effective interest method. The remaining $1.3 million of fees and commissions were treated as transaction costs associated with the equity component. The Company estimates the remaining cash payments including interest payments related to the 2015 Convertible Notes, assuming no conversion, for 2011, 2012, 2013, 2014 and 2015 to be approximately none, $11.1 million, $11.1 million, $11.1 million and $176.5 million, respectively. The Company evaluated the 2015 Convertible Notes agreement for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of September 30, 2011, the net amount of $145.2 million includes the $170.9 million of principal reduced by $25.7 million of the remaining unamortized discount. The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million, reduced by $1.3 million of direct transaction costs. The remaining unamortized discount of $25.7 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At September 30, 2011, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into approximately 28.9 million shares of common stock.  As of September 30, 2011, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of the Company’s common stock at September 30, 2011, $2.77 per share, is less than the conversion price.

For the three and nine months ended September 30, 2011, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.6%.

For the three and nine months ended September 30, 2011, the amount of interest expense related to the 2015 Convertible Notes was $4.5 million and $13.4 million, respectively, disregarding capitalized interest considerations, and includes $2.7 million and $8.3 million, respectively, of interest expense related to the contractual interest coupon, $1.5 million and $4.4 million, respectively, of non-cash interest expense related to the amortization of the discount and $0.3 million and $0.7 million, respectively of interest expense related to the amortization of debt issue costs.

For the three and nine months ended September 30, 2010, the amount of interest expense related to the 2015 Convertible Notes was $4.3 million and $10.9 million, respectively, disregarding capitalized interest considerations, and includes $2.8 million and $7.3 million, respectively, of interest expense related to the contractual interest coupon, $1.3 million and $3.1 million, respectively, of non-cash interest expense related to the amortization of the discount and $0.2 million and $0.5 million, respectively of interest expense related to the amortization of debt issue costs.

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

Interest Expense

The following table is a summary of interest expense for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Interest expense	$8,364	$5,369	$21,436	$15,404
Capitalized interest expense	(2,764)	(2,548)	(7,196)	(6,894)
Interest expense, net	$5,600	$2,821	$14,240	$8,510

Note 10 — Derivative Financial Instruments

Objective and Strategies for Using Derivative Instruments:

In connection with the $40.0 million secured debt facility and the $75.0 million secured debt facility, the Company and Credit Suisse agreed that a portion of the arranger fee would be based on the performance for oil prices and be payable at each of the principal repayment dates.  The fee is calculated by multiplying the principal payment amount by the change in oil prices from the loan origination date and the oil price at each principal repayment date. Additionally, the fee is capped at 18% of the $40.0 million secured debt facility and 12% of the $75.0 million secured debt facility.  The Performance Based Arranger Fee is being accounted for as an embedded financing derivative under ASC Topic 815, “Derivatives and Hedging” and, accordingly, is being recorded at fair value with any mark-to-market changes in value reflected as loss on derivatives in the accompanying consolidated statements of operations.

Derivative Financial Instruments Not Designated as Hedging Instruments

Amount of (Gain) Loss on Derivative Instruments Recognized in Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Realized derivative (gain) loss	$—	$—	$—	$—
Unrealized derivative (gain) loss	(4,622)	—	1	—
Total (gain) loss on derivative financial instruments	$(4,622)	$—	$1	$—

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Net Income (Loss)	$5,705	$(43,659)	$(2,096)	$(49,695)

Shares:
Basic weighted average common shares outstanding	115,460	114,927	115,327	114,843

Incremental shares from assumed conversion of dilutive share based awards	87	—	—	—

Diluted weighted average common shares outstanding	115,547	114,927	115,327	114,843
Excluded share based awards (1)	5,437	5,815	5,524	5,815
Excluded convertible debt shares (1)	28,890	25,365	28,890	25,365

Basic net income (loss) per share	$0.05	$(0.38)	$(0.02)	$(0.43)
Diluted net income (loss) per share	$0.05	$(0.38)	$(0.02)	$(0.43)

(1)  Inclusion of the shares for these awards would have had an anti-diutive effect.

Stock Option and Restricted Stock Plans

The Company has in effect the 2007 Long-Term Incentive Compensation Plan, as amended (the “2007 LTIP”), and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and the Directors’ Plan provide for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants, employees of certain of the Company’s affiliates, as well as non-employee directors. The number of shares authorized under the amended 2007 LTIP and Directors’ Plan is 8.0 million and 2.5 million, respectively. As of September 30, 2011, approximately 3.5 million shares remain available for future grants under the 2007 LTIP and 0.8 million shares remain available for future grants under the Directors’ Plan.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation” for the three and nine months ended September 30, 2011 and 2010, respectively, and are generally included in “general and administrative expense” in the accompanying consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Employee stock—based compensation costs	$542	$1,047	$2,194	$3,417
Director stock—based compensation costs	314	314	1,026	1,248
	$856	$1,361	$3,220	$4,665

Restricted Stock Awards and Performance Shares

On March 1, 2011, the Company’s Board of Directors awarded 74,683 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP.  The restricted stock awards generally vest on the second anniversary of the grant date. On March 14, 2011, the Company granted certain officers 220,000 shares of restricted stock under the Company’s 2007 LTIP.  These awards fully vest on March 1, 2013.  During the second quarter of 2011, the Company’s Board of Directors awarded 10,000 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP.  During the third quarter of 2011, the Company’s Board of Directors awarded 30,000 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP.  For the nine months ended September 30, 2011, the weighted average grant date fair value per share of the 334,683 awards granted was $5.89.

Stock Options

On March 1, 2011, the Company’s Board of Directors awarded officers and other key employees a total of 224,049 options to purchase the Company’s common stock under the Company’s 2007 LTIP.  During the third quarter of 2011, the Company’s Board of Directors awarded officers and other key employees a total of 70,000 options to purchase the Company’s common stock under the Company’s 2007 LTIP.  These options generally vest in equal annual installments over a three-year period from the grant date.

For the nine months ended September 30, 2011, the Company awarded its non-employee directors a total of 275,000 options to purchase the Company’s common stock under the Directors’ Plan.  These options generally vest in equal annual installments over a two year period from the grant date.

For the nine months ended September 30, 2011, the weighted average exercise price per share of the options awards granted and the weighted average fair value per share of the options awards granted were $6.04 and $3.90, respectively.

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of variable financing arranger fee payments that are dependent on the change in oil prices from the loan origination date of the Company’s $40.0 million secured debt facility, the $75.0 million secured debt facility and the oil price on each repayment date. The Company estimates the fair value of these payments based on published forward commodity price curves at each financial reporting date. The discount rate used to discount the associated cash flows is based on the Company’s credit-adjusted risk-free rate. For further information regarding the Company’s derivatives, see Note 10, “Derivative Financial Instruments”.

Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

Fair Value Measurements Using:
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Balance Sheet	Markets	Inputs	Inputs
	Location	(Level 1)	(Level 2)	(Level 3)
(in thousands)
September 30, 2011

Financial Liabilities
Derivative Financial Instruments	Current Liabilities	$—	$1	$—
		$—	$1	$—

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as asset retirement obligations and impairments of long-lived assets, at fair value on a non-recurring basis. See Note 6, “Asset Retirement Obligation” for further information.  None of the Company’s non-financial assets and liabilities were impaired as of September 30, 2011 and December 31, 2010.

Additional Fair Value Disclosures

Debt with Variable Interest Rates

The fair value of the Company’s $75.0 million secured debt facility and $40.0 million secured debt facility, at September 30, 2011, and the Company’s IFC Facility, at December 31, 2010, approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates, and because the interest rates charged are at rates at which the Company could borrow under similar terms.

The fair value information regarding the Company’s fixed rate debt is as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value (2)	Carrying Amount	Fair Value (2)
	(in thousands)		(in thousands)
$170.9 million Convertible Notes, 6.5%, due 2015, net of discount of ($25.7) million at September 30, 2011 and ($30.1) million at December 31, 2010 (1)	$145,217	$146,974	$140,820	$176,540

(1)                    Excludes obligations under capital lease arrangements and variable rate debt.

(2)                    The Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $147.0 million and $176.5 million at September 30, 2011 and December 31, 2010, respectively, based on observed market prices for the same or similar type of debt issues.

Note 13— Oil Revenue

At September 30, 2011, the Company has developed nine wells in the Corvina field and four wells in the Albacora field.  Of these wells, seven were producing oil, one was being used for gas reinjection, one was being used for water reinjection and the remaining wells were shut-in at September 30, 2011 or produced intermittently.

The Company began producing oil on a limited basis in November 2007 from the CX11-21XD and CX11-14D wells in the Corvina field under a well testing program.  During the second and fourth quarter of 2008, it added production from the CX11-18XD and CX11-20XD wells, respectively, under the well testing program.  In 2009, the Company added the CX-15D during the second quarter and the CX11-19D well in the Corvina field and the A-14XD well in the Albacora field during the fourth quarter to its well testing program. In 2010, the Company added the CX11-17D well during the first quarter, the CX11-22D well during the third quarter and the CX11-23D well during the fourth quarter to its well testing program.  On November 30, 2010, the Company transitioned the Corvina field from extended well testing into commercial production.  In the third quarter of 2011, the Company added the A-13E and A-9G wells in the Albacora field to production.

The oil is delivered by vessel to the refinery owned by the Peruvian national oil company, Petroleos del Peru - PETROPERU S.A. (“Petroperu”), in Talara, located approximately 70 miles south of the platform.  Produced oil is kept in production inventory until the Company increases the inventory quantities to a sufficient level that the refinery in Talara will accept delivery.  Although all of the Company’s oil sales are to Petroperu, it believes that the loss of Petroperu as its sole customer would not materially impact the Company’s business because it could readily find other purchasers for the Company’s oil production both in Peru and internationally.

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

The Company’s revenues are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro, as stipulated in the Block Z-1 license agreement based on production. However, their calculation is based on the past five-day average basket of crude oils prices, as discussed above, before the crude oil delivery date, as opposed to the price the Company receives for oil which is based on the prior two-week average of a blend of crude oil prices before the crude oil delivery date. For the three and nine months ended September 30, 2011, the revenues received by the Company are net of royalty costs of approximately 5% of gross revenues or $1.9 million and $5.8 million, respectively.  For the same periods of 2010, the revenues received by the Company are net of royalty costs of approximately 5% of gross revenues or $1.7 million and $4.3 million, respectively.

Note 14 — Standby Costs

After completing the CX11-23D well in the Corvina field and the A-17D well in the Albacora field at the end of the third quarter of 2010, the Company suspended drilling operations until it completes a seismic data acquisition program planned for 2012 and fabricates and installs a new drilling platform in Block Z-1, currently scheduled for mid-2012.  As a result, for the three and nine months ended September 30, 2011, the Company incurred $0.6 million and $3.4 million, respectively, in standby costs that include $0.5 million and $2.8 million, respectively, of standby rig costs.  Additionally, the Company incurred $0.1 million and $0.6 million, respectively, of allocated expenses associated with drilling operations for the three and nine months ended September 30, 2011.  There were no similar expenses incurred by the Company during the three and nine months ended September 30, 2010.

Note 15 — Income Tax

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three and nine months ended September 30, 2011 and September 30, 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Income (loss) before income taxes:
United States	$2,287	$(5,776)	$(10,832)	$(12,124)
Foreign	4,493	(47,015)	13,927	(44,535)
	$6,780	$(52,791)	$3,095	$(56,659)

Income tax expense (benefit):
United States	$290	$229	$1,688	$1,426
Foreign	785	(9,361)	3,503	(8,390)
	$1,075	$(9,132)	$5,191	$(6,964)

The Company has a valuation allowance for the full amount of the domestic deferred tax asset resulting from the income tax benefit generated from net losses in the U.S., as it believes, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2027.  Consequently, the loss before income taxes for the nine months ended September 30, 2011 did not produce any tax benefit.

The difference from the 22% statutory rate provided for under the Block Z-1 License Contract is due to other Peruvian operations that have a higher statutory tax rate, certain expenses which are not deductible in Peru and a change in the timing of when certain expenses are deductible.

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the consolidated statement of operations. For the three and nine months ended September 30, 2011 and 2010, respectively, the Company did not have any uncertain tax positions of accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized during those periods.

Note 16 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), previously in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing parlance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three months and nine months ended September 30, 2011 and 2010, respectively. Accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, Petroperu. The majority of the Company’s long-lived assets are located in Peru. Management does not consider its investment in Ecuador as a separate business segment.

Note 17 — Commitments and Contingencies

Extended Well Testing Regulation

On December 13, 2009, new legislation regulating well testing in Peru became effective under a Supreme Decree issued by the government of Peru.  The new regulation provides that all new wells may be placed on production testing for up to six months.  If the operator believes that additional testing is needed to properly evaluate the productive capacity of the field, and can technically justify such need, a request for the well to enter into an Extended Well Test (“EWT”) period must be submitted to the General Directorate of Hydrocarbons (“DGH”), the agency of the Ministry of Energy and Mines responsible for regulating the optimum development of oil and gas fields.  The approval process for an EWT permit requires that the DGH request an opinion on the technical justification for the EWT from Perupetro.  After the initial six-month period or after an approved EWT program expires, the operator will be required to have the necessary gas and water reinjection equipment in place to continue producing the well according to existing environmental regulations.  Additionally, during both the initial six-month testing period and any extended period that may be granted, the Company must also obtain gas flaring permits for each well in order for it to be in compliance with Peruvian environmental legislation.

Extended Well Testing Program

Prior to transitioning the Corvina field into commercial production on November 30, 2010, the Company had been producing oil in the Corvina field subject to the new EWT regulations as described above.

The Albacora field is also subject to the same EWT regulations.  The Company had been producing oil from the Albacora field since December 2009 through late January 2011, at which time the EWT permit and associated gas flaring permit expired. In January 2011, the Company received notice from Perupetro that its application for extended well testing on the A-14XD well had been denied, and accordingly, the Company shut-in production from the A-14XD well.

In April 2011, the Company received authorization from the Ministry of Energy and Mines of Peru for interference testing, along with associated gas flaring, covering a four-month period beginning June 1, 2011.  The permits are for the A-14XD, A-9G, and A-13E oil wells, with the latter two having been drilled by a previous operator, which were all shut-in at the Albacora platform.  As a result, the Company began work related to the interference testing of the A-9G and A-13E wells in May 2011.  Additionally, the Company reopened the A-14XD well in June 2011, the A-13E well in July 2011 and the A-9G well in September 2011, each well producing intermittently, as part of its interference testing program.

In July 2011, the Company received an EWT permit with related gas flaring allowances that permit continued testing operations on the three wells once the initial interference testing program ended in September 2011.  This permit allows the Company to produce all three wells, by opening new zones, simultaneously through February 2012.  In addition the Company has requested a permit on the A-12F to allow it to flare gas while the Company determines whether to use the well as either a gas injector or oil producer.

With respect to any additional EWT and gas flaring permits the Company requests, it can give no assurance that the Ministry of Energy and Mines will grant approval of any current or future permits requested by the Company.

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 gives employees working in private companies engaged in activities generating income as defined by the Income Tax Law the right to share in the company’s profits.  According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the rate at 8%. However, in Peru, the Hydrocarbon Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing Other Activities”, thus Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income (loss) before incomes taxes as reported under GAAP. For the three and nine months ended September 30, 2011, profit sharing expense was not material to the Company as the Company’s Peruvian subsidiaries did not have a material amount of “income subject to taxation” per the Peruvian tax code. As a result of the Company declaring commercial production in the Corvina field on November 30, 2010, certain exploration and development costs were allowed to be deductible in 2011 that were not deductible prior to the declaration of commercial production. For the three and nine months ended September 30, 2010, approximately $0.7 million and $2.3 million, respectively, of expense related to profit sharing is included in “general and administrative expense” in the accompanying consolidated statement of operations as the Company’s Peruvian subsidiaries had “income subject to taxation” per the Peruvian tax code.  The Company is subject to profit sharing expense in any year its Peruvian subsidiaries are profitable according to the Peruvian tax laws.

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

Contracts for CX-15 Platform at the Corvina Field

In the third quarter of 2011, Soluciones Energeticas S.R.L., a subsidiary of the Company, finalized contracts with a third party, to fabricate, mobilize and install a second platform at the Corvina field in offshore Block Z-1. The estimated total project cost of the CX-15 project, including all production and compression equipment, is expected to be approximately $60.0 million. Soluciones Energeticas S.R.L. expects to incur $21.2 million of the associated expenditures in the remainder of 2011, and the remaining $27.4 million in 2012.  The Company has guaranteed payment of the platform contracts.

Note 18 — Legal Proceeding

Navy Tanker Litigation

On October 24, 2007, Tecnomarine SAC, a contractor to BPZ E&P, entered into two short-term agreements with the Peruvian Navy’s commercial branch to charter two small tankers for use in the Company’s offshore oil production operation.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire. Neither of the Peruvian governmental agencies charged with investigating the incident found fault with Tecnomarine SAC or the Company’s subsidiary, BPZ E&P.  A lawsuit was nonetheless filed on December 18, 2008 in the 152nd Judicial District Court of Harris County, Texas by two crewmembers and the family and estate of two deceased sailors injured in the incident, claiming negligence and gross negligence on the part of BPZ Resources, Inc. and BPZ Energy, LLC, parent entities of BPZ E&P, that were not parties to the charter agreement and were not involved in the operations.

Based on the Company’s assessment of the available facts, including the fact that none of the Peruvian government-sanctioned investigations into the Supe incident found fault on the part of Tecnomarine or BPZ E&P, the Company does not believe the outcome of the legal proceeding will have a material adverse effect on its financial condition, results of operations or cash flows. The Company is vigorously defending this action but cautions that there is inherent risk in litigation, which is difficult to quantify, especially at the early stage of litigation proceedings. In any event, the Company believes that any monetary damages arising from the incident would be adequately covered by its insurance policies, after a customary deductible.

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

Note 19 — Subsequent Events

In October 2011, the Company received a tax refund of approximately $11.6 million that is related to income taxes paid in Peru in previous years.

In November 2011, the Company received an environmental permit to acquire 3-D seismic data in its offshore Block Z-1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion contained in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K as updated in Part I, Item 3., of this Quarterly Report on Form 10-Q for the period ended September 30, 2011 and Item 1A.,”Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1A., of the Quarterly Report on Form 10-Q for the period ended June 30, 2011.

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

We are in the early stages of appraising, exploring and developing the potential oil and natural gas resources throughout our various properties in Peru.   In November 2007, we began producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under a well testing program and, in November 2010, we placed the Corvina field into commercial production.  We are currently in the process of fabricating and installing a new platform in the Corvina field to further enhance its production profile. In December 2009, we began producing oil from the A-14XD well, located on the A platform in the Albacora field of Block Z-1 and began selling oil from the A-14XD well under a well testing program during the second quarter of 2010.  We completed interference testing in the Albacora field in the third quarter of 2011.  We are in the process of installing the necessary gas and water injection facilities on the Albacora platform in order to transition the field into commercial production.  From the time we began producing from the CX-11 platform in the Corvina field in November 2007 and the Albacora field in December 2009, through September 30, 2011, we have produced approximately 4.5 MMBbls of oil.

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

•                  Fabricating a new drilling and production platform (the CX-15) to be installed in July 2012 to continue development in the Corvina field;

•                  Conducting a three dimensional (“3-D”) seismic survey in Block Z-1 during the first quarter of 2012 to assess the viability of further drilling operations in the Albacora field and to better define potential leads and prospects within the block;

•                  Commissioning permanent production and injection facilities on the Albacora platform for commercial production;

•                  Continuing acquisition, processing and interpretation of seismic data both onshore and offshore to better understand the characteristic and potential of our properties and build our reportable asset values;

•                  Planning an on-shore drilling campaign to explore and appraise our properties and meet our applicable license requirements;

•                  Identifying potential partners for our offshore Block Z-1 and other operations;

•                  Continuing development of our gas-to-power project to monetize our natural gas reserves, which we have identified in Corvina, but for which no market has yet been developed and related financing has yet to be obtained; and

•                  Securing the required capital and financing to conduct the current plan of operation.

Our activities in Peru include analysis and evaluation of technical data on our properties, preparation of the development plans for the properties, meeting requirements under the license contracts, fabricating and installing a new platform, procuring equipment for an extended drilling campaign, obtaining all necessary environmental, technical and operating permits, bringing additional production on-line, seismic acquisition, obtaining preliminary engineering and design of the power plant and gas processing facilities and securing the required capital and financing to conduct the current plan of operation.

Our Business Plan

Our business plan is to enhance shareholder value through application of our knowledge of our targeted areas in Peru and to leverage management’s experience with the local suppliers and regulatory authorities to effectively and efficiently (i) identify and quantify the potential value of our oil and gas holdings in Peru; (ii) develop and increase production and cash flows from our identified holdings; and (iii) create an additional revenue stream through implementation of our gas market strategy, thus increasing shareholder value.

Our focus is to appraise and develop properties in northwest Peru that have been explored by other companies, that we currently hold and have reservoirs that appear to contain commercially productive quantities of oil and gas, as well as other areas that have geological formations that we believe potentially contain commercial amounts of hydrocarbons. Additionally, we are advancing our gas-to-power project to bring future natural gas production to market and monetize our natural gas holdings.

Our management team has extensive engineering, geological, geophysical, technical and operational experience and extensive knowledge of oil and gas operations throughout Latin America and, in particular, Peru.

Two of the four blocks (Block Z-1 and Block XXIII) contain structures drilled by previous operators who encountered hydrocarbons. However, at the time the wells were drilled, the operators did not consider it economically feasible to produce those hydrocarbons.  Having tested oil in our offshore Block Z-1 in our first wells in the Corvina field in 2007, and our first well in Albacora in December 2009, we are initially focusing on development of the proved oil reserves in those two fields.  In June 2011, we drilled our first onshore well in Block XIX. The well tests yielded low rates of oil to surface with high water content of low-salinity.  We are planning to acquire additional seismic data before conducting further drilling activity.

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

In the near term, management is focused on fabricating and installing a new platform, the CX-15, as well as obtaining related permits to allow continued development of the Corvina field, conducting a 3-D seismic survey in Block Z-1 to optimize our future activities in that location, obtaining appropriate financing for our exploration and development programs and maximizing the value of the acreage we hold for exploration.  To help achieve this last deliverable, we have hired a financial advisor to assist us in pursuing joint venture partnerships and/or, farm-outs for some or all of our assets and to assist in identifying and evaluating options for financing our operations in northwest Peru.  In June 2011, we announced the start of a process to identify and select a potential partner for our offshore Block Z-1.  That process remains active.

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

Extended Well Testing Program

Prior to placing the Corvina field into commercial production on November 30, 2010, we had been producing oil in the Corvina field subject to the new EWT regulations described above.

The Albacora field is also subject to the same EWT regulations. We had been producing oil from the Albacora field since December 2009 through late January 2011, at which time the extended well testing permit and associated gas flaring permit expired. In January 2011, we received notice from Perupetro that our application for extended well testing on the A-14XD well had been denied, and accordingly, we shut-in production from the A-14XD well.

In April 2011, we received authorization from the Ministry of Energy and Mines of Peru for interference testing, along with associated gas flaring, covering a four-month period beginning June 1, 2011. The permits are for the A-14XD, A-9G, and A-13E oil wells, with the latter two having been drilled by a previous operator, which were all shut-in at the Albacora platform.  As a result, we began work related to interference testing of the A-9G and A-13E wells in May 2011.  Additionally, we reopened the A-14XD well in June 2011, the A-13E well in July 2011 and the A-9G well in September 2011, each well producing intermittently, as part of our interference testing program.

In July 2011, we received an EWT permit with related gas flaring allowances that permit continued testing operations on the three wells once the initial interference testing program ended in September 2011.  This permit allows us to produce all three wells, from new zones, simultaneously through February 2012. In addition we have requested a permit on the A-12F to allow us to flare gas while the Company determines whether to use this well as either a gas injector or oil producer.

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

Seismic Data Acquisition

We initially attempted to conduct a seismic survey for Block Z-1 in late 2009, but suspended the survey as directed by the Ministry of Energy and Mines.  We reapplied for the environmental permits required for us to acquire additional seismic data to assist us in exploring, appraising and developing certain areas of interest within our block.  The environmental permit to acquire approximately 1,500 square kilometers of 3-D seismic data in our offshore Block Z-1 was granted by the Peruvian Ministry of Energy and Mines and we received it on November 3, 2011. The survey will be followed by processing and subsequent interpretation of the acquired seismic data, resulting in detailed mapping of the identified structures, including the Corvina and Albacora fields, as well as future exploration prospects.

For Block XXIII, we acquired approximately 370 square kms of 3-D seismic data and 312 kms of two dimensional (“2-D”) seismic data which included certain areas of interest within the Palo Santo region and four other prospects that are a part of the Mancora gas play.  The seismic data acquisition was initiated in July 2010 and finished in January 2011.  The processing of the 3-D and 2-D data of the block is completed and we expect the interpretation to be complete during the fourth quarter of 2011.

For Block XXII, we have acquired approximately 258 kms of 2-D seismic data. The 2-D seismic data survey began during the fourth quarter of 2010 and finished in March 2011. The data has been processed and interpreted. Three prospects and one lead have been defined with the seismic data.

Corvina Field

We originally began producing oil from the CX-11 platform, located in the Corvina field within the offshore Block Z-1 in northwest Peru, under a well testing program that started on November 1, 2007.  The Corvina field was placed into commercial production on November 30, 2010.  The Corvina field consists of approximately 47,000 acres in water depths of less than 300 feet.  We are currently concentrating our drilling efforts on West Corvina, which consists of 3,500 acres and have completed a total of nine oil wells, the CX11-23D, the CX11-22D, the CX11-17D, the CX11-19D, the CX11-15D, the CX11-21XD, the CX11-20XD, the CX11-18XD and the CX11-14D wells.  Produced oil is kept in production inventory until such time that it is delivered to the refinery.  The oil is delivered by vessel to storage tanks at the refinery in Talara, owned by the Peruvian national oil company, Petroleos del Peru — PETROPERU S.A. (“Petroperu”), which is located 70 miles south of the platform.

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

Once the well conversion work was completed at the Albacora field (discussed below), the hydraulic workover and snubbing unit was moved to the CX-11 platform at Corvina to perform three workovers on the CX11-14D, CX11-15D and CX11-20XD wells to optimize production.  During the third quarter of 2011, the  decision has been made to expand the workover program  to include reinjection of gas into the gas cap to better manage the field’s reservoir performance.

Work is also scheduled to begin shortly on the CX11-20XD well which conversely, is expected to eliminate the gas from the gas cap being produced from this well.  As part of the expanded program, a similar workover will be conducted on the CX11-19D producing well to also eliminate the gas-cap gas being produced from this well.

In addition, the program for the CX11-15D well was modified to incorporate a dual completion that will allow injection into the gas cap and production from the oil reservoir.  The CX11-22D well, currently used only as a water injector, will be setup to also inject gas into the gas cap.  Gas injection into the gas cap using these two wells is expected to begin during November 2011.

Work has been completed on the CX11-14D which was previously shut-in. The intervention of the CX11-14D well consisted in cleaning the sand and sediments accumulated at the bottom of the wellbore, which prevented the well from flowing.  To date, the well has not reached the expected levels of production, so an added chemical treatment is being investigated.  The oil sands in the CX11-15D well were just opened, so no information is currently available regarding oil rates.

The contracts to fabricate, mobilize and install the new CX-15 platform at the Corvina field were signed in the third quarter.  Fabrication began on schedule during October at the shipyard in China.  Installation in Peru remains scheduled for July 2012 with first production expected during the fourth quarter of 2012.

Further, we are working on obtaining and installing a Lease Automatic Custody Transfer (“LACT”) unit at the Corvina field in order to better measure oil production output.  We expect to obtain and install the LACT unit in 2012.

Albacora Field

The Albacora field is located in the northern part of our offshore Block Z-1 in northwest Peru.  The current area of interest within the Albacora field is a mapped structure of approximately 7,500 acres and is located in water depths of less than 200 feet. We had been producing oil from the Albacora field since December 2009 through late January 2011, at which time the extended well testing permit and associated gas flaring permit expired. In January 2011, we received notice from Perupetro that our application for extended well testing on the A-14XD well had been denied, and accordingly, we shut-in production from the A-14XD well.

In April 2011, we received authorization from the Ministry of Energy and Mines of Peru for interference testing, along with associated gas flaring, covering a four-month period beginning June 1, 2011.  Interference testing that began June 1 to evaluate reservoir connectivity between the A-14XD well and the two pre-existing shut-in oil wells, the A-13E and the A-9G, was completed in the third quarter of 2011.  Production was intermittent from all three wells during the third quarter of 2011.  As a result of the interference testing, a determination was made that the A-13E and A-14XD wells were connected within the same zone, while the A-9G well was successfully tested from a separate reservoir.  Accordingly, we are evaluating the possibility of using the A-13E well as a gas injector to provide support to the A-14XD well, instead of using the A-12F well that was intended to be either a gas injector or an oil producer.  At the same time we were conducting interference testing during the third quarter of 2011, well work was completed on the pre-existing A-12F well, to convert it to a dual purpose well, and to convert the A-17D well as a water injector.  The costs associated with these wells were capitalized.  A gas flaring permit has been requested to open the A-12F well to test targeted oil zones to determine whether gas injection is optimal in either the A-12F or A-13E wells.

The EWT permit, obtained in July 2011, was granted based upon having new zones opened to enable additional testing from October 1, 2011 through February 2012.  Additional zones were opened in the A-14XD, A-13E and A-9G wells mentioned above.  In the A-14XD well, a deeper zone was opened and comingled with the previous completion causing the well to produce formation water from a deeper zone.  Subsequently, plugs have been set to isolate the zone that produced water and an attempt to restore oil production from the well is underway.

We are acquiring two hydraulic jet pumps to assist in the production of the pre-existing wells, although one will first be used to attempt to return the A-14XD well to production before being deployed to one of the pre-existing wells.

Installation of the Albacora reinjection equipment is underway.

In addition, we plan to conduct and complete a 3-D seismic survey of the area in order to assess our prospects before conducting further drilling operations, as well as to comply with our exploration commitments under our license contracts.  We completed additional government requested environmental studies to obtain the permit to begin the seismic acquisition program.  Also, we provided responses for requests for clarification to the Peruvian Ministry of Energy and Mines.  On November 3, 2011, we received the environmental permit to acquire approximately 1,500 square kilometers of 3-D seismic data in our offshore Block Z-1 that was granted by the Peruvian Ministry of Energy and Mines.  The seismic survey is expected to begin in the first quarter of 2012.  This will be followed by processing and subsequent interpretation of the acquired seismic data, resulting in detailed mapping of the identified structures, including the Corvina and Albacora fields, as well as future exploration prospects.

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

While the block is part of the larger Mancora Gas Play, our objective with the PLG-1X wildcat well was to test a new play for the presence of oil in the conventional and unconventional sections of the Heath formation in Block XIX, while also meeting our obligations for the current exploration period.

Hydrocarbon shows were observed during the drilling of the PLG-1X in the Heath formation.  Well tests yielded low rates of oil to surface with high water content of low-salinity.  We have decided to suspend operations on the PLG-1X well and demobilize the rig until the well data is evaluated.  Having fulfilled the current exploration period commitment of the license contract, we will retain the block for further evaluation.  Further studies continue on the PLG-1X well to evaluate the source rock potential and the presence of fresh water encountered in the Heath sands.

We have received agreement from PeruPetro to conduct a limited 3-D seismic survey as part of our minimum work commitment for the next exploration period to further evaluate future drilling locations.  An environmental assessment is currently being prepared for the additional seismic work.

Block XXII

In February 2011, we received an extension from Perupetro for the first exploration period in Block XXII, which was scheduled to expire in March 2011. As a result of the extension, the first exploration period was to expire in September 2011.  As of September 30, 2011, we have entered the second exploration period.  The interpretation of the 2-D seismic acquired by us on Block XXII has been completed. Three prospects and one lead have been defined with the seismic data.  Evaluation will continue with a detailed assessment of each prospect in order to define their technical merit and risk to determine their exploration potential.

We have notified Perupetro that the commitment for the next exploration period will be the drilling of one well.  The timing of the actual drilling will depend on approval of the environment assessment, which is currently being prepared, and subsequent receipt of the necessary permits.  Drilling on Block XXII is expected no earlier than 2013.

Block XXIII

In May 2011, we received an extension, from Perupetro, for the first exploration period in Block XXIII, which was scheduled to expire in June 2011.  As a result of the extension, the first exploration period is scheduled to expire in December 2011. This extension will allow us more time to process and interpret the 3-D seismic data and 2-D seismic data we acquired.  The processing of both the 2-D and 3-D seismic acquired by us for Block XXIII has been completed and interpretation is underway.

Marine Operations

In conjunction with the suspension of our drilling operations at the platform in the Albacora field, in November 2010, we began chartering our drilling tender vessel, the BPZ-02, and our construction vessel, the Don Fernando, to the operator who, at that time, also began leasing the Petrex-18 rig.  The BPZ-02 and Don Fernando charter is for approximately one year.  In September 2011, the third party operator chartering the Don Fernando returned the vessel to us under early release.

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

Results of Operations

The following table sets forth revenues and operating expenses for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
	(in thousands except per bbl information)			(in thousands except per bbl information)
Net sales volume:
Oil (MBbls)	338	399	(61)	1,069	1,046	23

Net revenue:
Oil revenue, net	$34,884	$26,688	$8,196	$108,246	$73,130	$35,116
Other revenue	1,326	—	1,326	3,608	—	3,608
Total net revenue	36,210	26,688	9,522	111,854	73,130	38,724

Average sales price (approximately):
Oil (per Bbl)	$103.06	$66.84	$36.22	$101.25	$69.88	$31.37

Operating and administrative expenses:
Lease operating expense	10,909	10,967	(58)	29,182	21,309	7,873
General and administrative expense	8,452	8,545	(93)	26,759	24,774	1,985
Geological, geophysical and engineering expense	571	6,113	(5,542)	8,290	7,016	1,274
Dry hole costs	—	32,059	(32,059)	—	32,059	(32,059)
Depreciation, depletion and amortization expense	8,534	6,659	1,875	27,811	24,193	3,618
Standby costs	629	—	629	3,450	—	3,450
Other expense	—	12,738	(12,738)	—	12,738	(12,738)
Total operating and administrative expenses	$29,095	$77,081	$(47,986)	$95,492	$122,089	$(26,597)

Operating income (loss)	$7,115	$(50,393)	$57,508	$16,362	$(48,959)	$65,321

Net Oil Revenue

On November 30, 2010, we placed the Corvina field into commercial production. Prior to that time all oil sales were from oil produced under the Peruvian well testing regulations.  Additionally, all oil sales from the Albacora field were from oil produced under the Peruvian well testing regulations as described above.

For the three months ended September 30, 2011, our net oil revenue increased by $8.2 million to $34.9 million from $26.7 million for the same period in 2010. The increase in net oil revenue is due to an increase of $36.22, or 54.2%, in the average per barrel sales price received, partially offset by a decrease in the amount of oil sold of 61 MBbls.

For the three months ended September 30, 2011, we had oil production from five producing wells in the Corvina field, two months of intermittent oil production from the A-14XD well and three months of intermittent production from the A-13E well in the Albacora field.  During the same period in 2010, we had oil production from two producing wells in the Corvina field and one producing well in the Albacora field.  Total oil production for the three months ended September 30, 2011 was 321 MBbls compared to 279 MBbls for the same period in 2010.  Total sales for the three months ended September 30, 2011 was 338 MBbls compared to 399 MBbls for the same period in 2010.  The number of wells contributing to production was greater for the three months ended September 30, 2011 compared to the same period in 2010.  During 2010 we constrained production in order to manage the gas associated with the oil production and the majority of oil production came from two wells that were not constrained by gas flaring limits.

For the nine months ended September 30, 2011, our net oil revenue increased by $35.1 million to $108.2 million from $73.1 million for the same period in 2010.  The increase in net oil revenue is due to an increase in the amount of oil sold of 23 MBbls, and an increase of $31.37, or 44.9%, in the average per barrel sales price received.

For the nine months ended September 30, 2011 we had oil production from five producing wells in the Corvina field, approximately four months of oil production from the A-14XD well and three months of intermittent production from the A-13-E well in the Albacora field.  During the same period in 2010, we had oil production from eight producing wells in the Corvina field and one producing well in the Albacora field.  Total oil production for the nine months ended September 30, 2011 was 1,073 MBbls compared to 1,113 MBbls for the same period in 2010.  Total sales for the nine months ended September 30, 2011 was 1,069 MBbls compared to 1,046 MBbls for the same period in 2010.

For the nine months ended September 30, 2011, oil production remained consistent with the oil produced to the same period in 2010.  With respect to 2011, our oil production has seen more than expected declines in the Corvina field and oil production from the Albacora field has been affected by the timing of permits to produce the field as well as technical issues detailed under Alborca Field above.  During the same period in 2010,  we suspended oil production from five of our wells as required under the extended well testing regulation in May 2010 and the CX11-19D well in June 2010.

The revenues above are reported net of royalties owed to the government of Peru.  Royalties are assessed by Perupetro as stipulated in the Block Z-1 license agreement based on production levels.  However, the royalty calculation is based on the prior five-day average of a blend of crude oil prices before the crude oil delivery date, as opposed to the price we receive for oil which is based on the prior two-week average of a blend of crude oil prices before the crude oil delivery date.  For both the three and nine months ended September 30, 2011, the revenues we received are net of royalty costs of approximately 5% of gross revenues or $1.9 million and $5.8 million, respectively.  For the same periods in 2010, the revenues we received are net of royalty costs of approximately 5% of gross revenues or $1.7 million and $4.3 million, respectively.

Other Revenue

After suspending our drilling operations at the A platform in the Albacora field in Block Z-1 in October 2010, another operator chartered two of our support vessels, the BPZ-02 and Don Fernando, for a one-year term.  For the three and nine months ended September 30, 2011, we recognized approximately $1.3 million and $3.6 million, respectively, of other revenue associated with the chartering of those vessels.  There were no similar revenues during the same periods in 2010.  In September 2011, the third party operator chartering the Don Fernando returned the vessel to us under early release.

Lease Operating Expense

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among others, workover expenses, maintenance and repairs expenses, operator fees, processing fees, insurance and transportation expenses.

For the three months ended September 30, 2011, lease operating expenses decreased by $0.1 million to $10.9 million ($32.28 per Bbl) from $11.0 million ($27.47 per Bbl) for the same period in 2010.  The decrease in the lease operating expenses is due to decrease in expenses as a result of inventory reduction in 2010 of $3.8 million, decreases in lab fees of $0.4 million and decreases in contract services of $0.2 million.  Partially offsetting these decreases to expense are increased repair and maintenance expenses of $1.6 million, increased workover expenses of $1.7 million, increased insurance costs of $0.4 million, increased salary and related expense of $0.4 million and increases in other lease operating expenses of $0.2 million.

For the nine months ended September 30, 2011, lease operating expenses increased by $7.9 million to $29.2 million ($27.30 per Bbl) from $21.3 million ($20.36 per Bbl) for the same period in 2010.  The increase in the lease operating expenses is due to the buildup of oil inventory in 2010 of $1.2 million, increased repair and maintenance expenses of $4.2 million, increased insurance costs of $1.2 million, increased contract labor and consulting services of $0.9 million, increased salary and related expense of $1.0 million, increased workover expenses of $1.1 million, increased other transportation expense of $0.5 million and increased other lease operating expenses of $1.1 million.  Partially offsetting these increases to expense are decreases in contract services of $2.3 million, decreases in lab fees of $0.6 million and crude oil transportation costs of $0.4 million.

The following details the significant items contributing to the decrease of $0.1 million for the three months ended September 30, 2011 compared to September 30, 2010, and the increase of $7.9 million for the nine months ended September 30, 2011 compared to September 30, 2010 of lease operating expenses:

Transfers of costs to/from oil inventory: During the three months ended September 30, 2011, approximately $1.2 million of oil inventory costs were removed from lease operating expense although we sold more oil (338 MBbls), than we produced (321 MBbls).  The reason for the increase in costs being removed from lease operating expense is due to the increase in costs associated with Albacora interference testing.  In the same period in 2010, approximately $2.6 million of oil inventory costs were added to our results of operations as we sold more oil (399 MBbls) than we produced (279 MBbls).  Therefore, there is a net decrease in lease operating expense of $3.8 million as a result of the transfers of oil inventory costs between the two periods.  The reason we sold more oil than we produced during the three month period ended September 30, 2010, was to reduce the oil inventory buildup from oil produced from the A-14XD well that was being held in storage vessels while we were in the process of negotiating an oil sales contract.  During the three months ended September 30, 2010, we entered into two short-term supply contracts with Petroperu and began the process of reducing our Albacora oil inventory buildup.

During the nine months ended September 30, 2011, oil production (1,073 MBbls) equaled oil sales (1,069 MBbls) and approximately $0.7 million of oil inventory costs were removed from lease operating expense. Although oil production and oil sales are comparable, the lease operating expense associated with the Albacora interference testing, as there were no oil sales from Albacora in September 2011, these higher costs are included in oil inventory, resulting in the costs being removed from the results of operations.   During the same period in 2010, approximately $1.9 million of oil inventory costs were removed from our results of operations and added to oil inventory as we produced more oil (1,113 MBbls) than we sold (1,046 MBbls).  Therefore, there is a net increase in lease operating expense of $1.2 million as a result of the transfers of oil inventory costs between the two periods.  The reason we produced more oil than we sold during the nine month period ended September 30, 2010, was that oil produced from the A-14XD well was being held in storage vessels as we were in the process of negotiating an oil sales contract. Additionally the costs associated with the oil produced from the Albacora oil field, on a per barrel basis, is higher than the costs associated with the oil produced from the Corvina oil field due to the higher salt content.

Albacora lease operating expenses: For the three months ended September 30, 2011, we had limited production from the A-14XD and A-13E wells while incurring maintenance and repair costs related to interference testing activities that contributed to the increase in lease operating expense.

For the nine months ended September 30, 2011, we incurred approximately $2.8 million of lease operating expenses over four months to conduct repairs and field maintenance with no associated oil production as in late-January 2011, the production from the A-14XD well was suspended as our extended well testing permit and gas flaring permit had expired.  Production resumed in the second quarter of 2011. Additionally, lease operating expenses increased in the third quarter of 2011 due to interference testing activities.

Repairs and maintenance: For the three months ended September 30, 2011, repairs and maintenance expense increased $1.6 million compared to the same period in the prior year.  The reason for the increase in maintenance and repair expense is due to an incident that occurred while moving certain equipment during our workover campaign from Albacora to Corvina.  As a result of the incident, we incurred approximately $1.5 million of additional expense for repairs to damaged equipment.

For the nine months ended September 30, 2011, repairs and maintenance expense increased $4.2 million compared to the same period in the prior year.

During the nine months ended September 30, 2011, the BPZ-01 and Namoku vessels went into dry dock for maintenance and repairs at a total cost of approximately $1.4 million.  Included in the nine months ended September 30, 2011 is $1.5 million related to  the incident mentioned above.  Also, the nine months ended September 30, 2011 included approximately $1.3 million related to a new maintenance and repair program.  There were no similar expenses for the same periods in 2010.

Workovers: For the three and nine months ended September 30, 2011, workover expense increased $1.7 million and $1.1 million, respectively, compared to the same periods in the prior year. The increase in workover expense for the three months ended September 30, 2011 is due to three workovers in 2011 compared to two workovers in 2010.  The increase in workover expense for the nine months ended September 30, 2011 is due to three workovers in 2011 compared to a completion of one major workover and three minor workovers in 2010.

Contract services: For the three months and nine months ended September 30, 2011, we had the necessary equipment and production facilities at both the Corvina CX-11 platform and Albacora A-platform to process the oil produced from those fields.  During the same periods in 2010, we had to rent the pumps and separators from third parties.  As a result, certain contract service costs have decreased $0.2 million and $2.3 million for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

Salaries and insurance costs: For the three and nine months ended September 30, 2011, respectively, salaries increased $0.4 million and $1.0 million compared to the same periods in the prior year.  The reason for the increase is increased personnel required for an increased number of wells operated in 2011 compared to 2010.  For the three and nine months ended September 30, 2011, respectively, insurance costs increased $0.4 million and $1.2 million compared to the same periods in the prior year.  The reason for the increase is the same due to increased activity in the current year compared to the same periods in prior years.

General and Administrative Expense

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the three months ended September 30, 2011, general and administrative expenses decreased by $0.1 million to $8.4 million from $8.5 million for the same period in 2010, and includes the costs related to third party marine operating costs in 2011.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $0.6 million to $0.8 million for the three months ended September 30, 2011 from $1.4 million for the same period in 2010.  The decrease in stock-based compensation expense is due to the vesting of the majority of awards granted in 2007 and 2008, which were granted at times when the grant date fair value of the awards was higher due to the high price of our common stock.  Therefore our stock-based compensation expense is less as a majority of these older awards have vested and are not contributing as much expense as compared to the same period in 2010.  Other general and administrative expenses increased $0.5 million to $7.6 million from $7.1 million for the same period in 2010.  The $0.5 million increase is due to increased non-income taxes and licenses of $0.7 million and higher general office and other expenses of $0.3 million, partially offset by lower travel expenses of $0.5 million.

For the nine months ended September 30, 2011, general and administrative expenses increased by $2.0 million to $26.8 million from $24.8 million for the same period in 2010 and includes the costs related to third party marine operating costs in 2011.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $1.5 million to $3.2 million for the nine months ended September 30, 2011 from $4.7 million for the same period in 2010. The decrease in stock-based compensation expense is due to the vesting of the majority of awards granted in 2007 and 2008, which were granted at times when the grant date fair value of the awards was higher due to the high price of our common stock. Therefore, our stock-based compensation expense is less as a majority of these older awards have vested and are not contributing as much expense as compared to the same period in 2010.  Other general and administrative expenses increased $3.5 million to $23.6 million from $20.1 million for the same period in 2010. The $3.5 million increase is due to increases in salary and salary related costs of $2.1 million, increased non-income taxes of $1.0 million and higher other expenses of $0.4 million.  The increase in salary and salary related costs of $2.1 million is due to an increase of $2.0 million in salary and bonus expense between the two periods.  Also contributing to the $2.1 million increase in salary and related costs are increased other salary related expenses of $0.1 million.

Geological, Geophysical and Engineering Expense

Geological, geophysical and engineering expenses include laboratory, environmental and seismic acquisition related expenses.  For the three months ended September 30, 2011, geological, geophysical and engineering expenses decreased $5.5 million to $0.6 million compared to $6.1 million for the same period in 2010.   The reason for the decrease in geological, geophysical and engineering expense is due to $5.8 million of seismic acquisition expenses related to our seismic data acquisition plan for Block XXIII in 2010.

For the nine months ended September 30, 2011, geological, geophysical and engineering expenses increased $1.3 million to $8.3 million compared to $7.0 million for the same period in 2010.  The reason for the increase in geological, geophysical and engineering expense is due to $1.5 million of seismic data acquisition and processing expenses related to Block XXII and Block XXIII in the first half of 2011.  Partially offsetting the increase in seismic expenses are decreased environmental, laboratory and consulting expenses of $0.2 million for the nine months ended September 30, 2011 compared to the same period in 2010.

Dry Hole Costs

For both the three and nine months ended September 30, 2010, we wrote off $17.2 million of exploratory dry hole costs related to the A-17D well in the Albacora field which, in September 2010, was determined to have no commercial quantities of hydrocarbons and was abandoned.  In addition, we wrote off $14.9 million of suspended well costs for two previously drilled wells, the A-15D and A-16D, as those wells were intended to follow the same trajectory and reach the same location as the A-17D well but neither reached the target due to mechanical problems and both wells were junked and abandoned.  There were no similar expenses incurred by us during the three months and nine months ended September 30, 2011.

Depreciation, Depletion and Amortization Expense

For the three months ended September 30, 2011, depreciation, depletion and amortization expense increased $1.9 million to $8.5 million from $6.6 million for the same period in 2010.   For the nine months ended September 30, 2011, depreciation, depletion and amortization expense increased $3.6 million to $27.8 million from $24.2 million for the same period in 2010.

For the three months ended September 30, 2011, depletion expense increased $0.2 million to $5.6 million from $5.4 million during the same period in 2010.  The reason for the increase in depletion expense is due to a lower reserve base in the Albacora field and a higher per barrel cost compared to the same period in 2010.

For the nine months ended September 30, 2011, depletion expense decreased $1.8 million to $19.1 million from $20.9 million during the same period in 2010.  For the nine months ended September 30, 2011, the reason for the decrease in depletion expense is due to the lower asset base subject to depletion compared to the same period in 2010.

For the three months ended September 30, 2011, depreciation expense increased $1.7 million to $2.9 million compared to $1.2 million for the same period in 2010.  For the nine months ended September 30, 2011, depreciation expense increased $5.4 million to $8.7 million compared to $3.3 million for the same period in 2010.  For both the three and nine months ended September 30, 2011, compared to the same periods in 2010, the reason for the increase in depreciation expense is due to capitalizing less depreciation on support equipment to construction in progress, due to less drilling in 2011, and due to increased production equipment and general equipment added toward the end of 2010.  During the three months ended September 30, 2010, we capitalized approximately $0.6 million of depreciation expense on support equipment to construction in progress.  During the nine months ended September 30, 2010, we capitalized approximately $1.5 million of depreciation expense on support equipment to construction in progress.  For the three  ended September 30, 2011, we capitalized an immaterial amount of depreciation expense to construction in progress as drilling had been suspended.  For the nine months ended September 30, 2011, we capitalized approximately $0.2 million of depreciation expense on support equipment to construction in progress.

Standby Costs

After completing the CX11-23D well in the Corvina field and the A-17D well in the Albacora field at the end of the third quarter of 2010, we suspended drilling operations until we complete a seismic data acquisition program planned for the first quarter of 2012 and fabricate and install a new drilling platform in Block Z-1, currently scheduled for mid-2012.  As a result, for the three and nine months ending September 30, 2011, we incurred $0.6 million and $3.4 million, respectively, in standby costs that includes $0.5 million and $2.8 million, respectively, of standby rig costs.  Additionally, we incurred $0.1 million and $0.6 million, respectively, of allocated expenses associated with drilling operations for the three and nine months ended September 30, 2011.  There were no similar expenses incurred by us during the three months and nine months ended September 30, 2010.

Other Expense

During the three and nine months ended September 30, 2010, we reported $12.7 million of charges as “Other expense”. These charges included $10.7 million of charges related to certain engineering, consulting, environmental and legal costs for our planned gas plant, pipeline and gas-to-power project and $2.0 million of charges related to the abandonment of two platforms. With respect to the $10.7 million of charges related to the planned gas plant, pipeline and gas-to-power project, during the third quarter of 2010, management determined that there is no future benefit of these engineering and development costs associated with our current gas plant, pipeline and gas-to-power project plans.  Accordingly, we decided to write off these costs. With respect to the $2.0 million of platform abandonment costs, we determined that two previously built platforms, one located in the Piedra Redonda field and the CX-13 platform located in the eastern part of the Corvina field, both of which were in existence when we acquired the rights to the offshore Block Z-1 in northwest Peru, are not suitable for our future oil development plans. Accordingly, we wrote off the $1.2 million costs incurred to evaluate the feasibility of refurbishing and using these platforms. In addition, we accrued $0.8 million of abandonment costs related to the Piedra Redonda platform as we are obligated to ensure the platform does not cause a threat to marine vessels operating in the area or marine wildlife.  There were no similar expenses incurred by us during the three months and nine months ended September 30, 2011.

Other Income (Expense)

Other income (expense) includes non-operating income items.  These items include interest expense and income, gains or losses on foreign currency transactions, income and amortization related to the investment in our Ecuador property as well as gains or losses on derivative financial instruments.  For the three months ended September 30, 2011, total other expense decreased $2.1 million to $0.3 million compared to $2.4 million during the same period in 2010.  For the nine months ended September 30, 2011, total other expense increased $5.6 million to $13.3 million compared to $7.7 million during the same period in 2010.  The increase is due primarily to the following:

Interest expense: For the three months ended September 30, 2011, we recognized approximately $5.6 million of net interest expense, which includes $8.4 million of interest expense reduced by $2.8 million of capitalized interest expense.  For the same period in 2010, we recognized $2.8 million in net interest expense which included $5.3 million of interest expense reduced by $2.5 million of capitalized interest.  The increase of $2.8 million in net interest expense for the three month period ended September 30, 2011, compared to the same period in 2010, is due to higher debt outstanding in 2011 compared to 2010.

For the nine months ended September 30, 2011, we recognized approximately $14.2 million of net interest expense which includes $21.4 million of interest expense reduced by $7.2 million of capitalized interest expense.  For the same period in 2010, we recognized $8.5 million of net interest expense, which included $15.4 million of interest expense reduced by $6.9 million of capitalized interest.  The increase of $5.7 million in net interest expense for the nine month period ended September 30, 2011, compared to the same period in 2010, is due to having higher debt outstanding in 2011 compared to 2010.

(Gain) loss on derivatives: In connection with obtaining the $40.0 million and $75.0 million secured debt facilities, we entered into a Performance Based Arranger Fee that we are accounting for as an embedded derivative.  As a result of the fair value measurement for the three and nine months ended September 30, 2011, respectively, we recorded a $4.6 million gain and an immaterial loss.  There were no similar expenses incurred by us during the three and nine months ended September 30, 2010.

Investment income: For the three months ended September 30, 2011, income from our investment in Ecuador property, net of investment amortization, increased by $0.2 million to income of $0.5 million from income of $0.3 million in 2010.  For the nine months ended September 30, 2011, income from our investment in Ecuador property, net of investment amortization, decreased by $0.2 million to income of $0.4 million from income of $0.6 million in 2010.  For both periods, the difference is due to receiving $0.4 million and $0.8 million in dividends during the three and nine months ended September 30, 2010, respectively, compared to $0.5 million and $0.5 million in dividends during both the three and nine months ended September 30, 2011.  For both the three and nine months ended September 30, 2011 and 2010, investment income includes amortization expense of approximately $47,000 and $141,000, respectively.

Income Taxes

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three and nine months ended September 30, 2011 and September 30, 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Income (loss) before income taxes:
United States	$2,287	$(5,776)	$(10,832)	$(12,124)
Foreign	4,493	(47,015)	13,927	(44,535)
	$6,780	$(52,791)	$3,095	$(56,659)

Income tax expense (benefit):
United States	$290	$229	$1,688	$1,426
Foreign	785	(9,361)	3,503	(8,390)
	$1,075	$(9,132)	$5,191	$(6,964)

We have a valuation allowance for the full amount of the domestic deferred tax asset resulting from the income tax benefit generated from net losses in the U.S., as we believe, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2027.  Consequently, the loss before income taxes for the nine months ended September 30, 2011 did not produce any tax benefit.

The difference from the 22% statutory rate provided for under the Block Z-1 License Contract is due to other Peruvian operations that have a higher statutory tax rate, certain expenses which are not deductible in Peru and a change in the timing of when certain expenses are deductible.

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the consolidated statement of operations. For the three and nine months ended September 30, 2011 and 2010, respectively, we did not have any uncertain tax positions or accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during those periods.

Net Income (Loss)

For the three months ended September 30, 2011, our net income increased $49.4 million to net income of $5.7 million or $0.05 per basic and diluted share from net loss of $43.7 million or ($0.38) per basic and diluted share for the same period in 2010.  For the nine months ended September 30, 2011, our net loss decreased $47.6 million to a net loss of $2.1 million or ($0.02) per basic and diluted share from net loss of $49.7 million or ($0.43) per basic and diluted share for the same period in 2010.

Liquidity, Capital Resources and Capital Expenditures

At September 30, 2011, we had cash and cash equivalents of $63.4 million, a current accounts receivable balance of $7.7 million and a working capital surplus of $87.9 million.

At September 30, 2011, we had trade accounts payable and accrued liabilities of $24.3 million.

At September 30, 2011, our outstanding long-term debt and short-term debt consisted of 2015 Convertible Notes whose net amount of $145.2 million includes the $170.9 million of principal reduced by $25.7 million of the remaining unamortized discount, a $40.0 million secured debt facility and a $75.0 million secured debt facility. At September 30, 2011, the current and long-term portions of our capital lease obligations, primarily related to the vessels used in our marine operations were $1.5 million and $2.8 million, respectively.

	For the Nine Months Ended
	September 30,
Cash Flows	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$21,891	$(11,297)
Investing activities	(64,445)	(114,287)
Financing activities	94,172	160,353

Operating Activities

Cash provided by operating activities increased by $33.2 million to a source of cash of $21.9 million for the nine months ended September 30, 2011 from a use of cash of $11.3 million for the same period in 2010.  Cash flows in 2011 increased due to higher oil prices and slightly higher sales volumes as well as the impact of working capital items.  The change in cash flow before changes in operating assets provided an increase in cash of $29.8 million and is due to a decreased net loss of $47.6 million, a $21.5 million decrease in deferred taxes, a $3.6 million increase in depreciation, depletion and amortization and a $2.5 million increase of amortization of debt issue costs that more than offset the decrease in dry holes costs of $32.1 million, a decrease in the net loss on abandoned assets of $11.9 million and decrease in stock-based compensation of $1.4 million. Changes in operating assets and liabilities provided a source of cash of $3.4 million.  The increase in the source of cash is due to a net decrease in the change of assets, $40.7 million. Offsetting these sources of cash are changes in liabilities providing a use of cash and includes a decrease in the change of liabilities and taxes, $37.3 million.

Investing Activities

Net cash used in investing activities decreased by $49.8 million to cash used in investing activities of $64.5 million for the nine months ended September 30, 2011 from $114.3 million for the same period in 2010.  The decrease in cash used in investing activities is due to decreased capital expenditures of $55.6 million in 2011, as our drilling operations were less in 2011 than in 2010, partially offset by an increase in cash used for restricted cash of $5.8 million.

2011 Capital Expenditures

During the nine months ended September 30, 2011, we incurred net capital additions of approximately $59.7 million associated with our development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of a gas-fired power generation facility for the sale of electricity in Peru.

For the nine months ended September 30, 2011, we incurred approximately $10.7 million on the Pampa la Gallina well in Block XIX, $4.3 million for the development of the A-9G well, $4.5 million for the development of the A-13E well, $3.9 million for the development of the A-12F well, and $1.2 million for the development of the A-17D water injection well.

In addition, we incurred $12.6 million for development and equipment for permanent production facilities.

Also we added approximately $4.5 million of costs to the power plant, which primarily consists of capitalized interest, and incurred approximately $12.2 million related to costs incurred in the planning and construction of the CX-15 platform and $1.4 million on the Caleta Cruz dock.

For the nine months ended September 30, 2011, we incurred approximately $1.2 million in machinery and equipment, $0.6 million for assets in transit, $1.1 million in computer hardware, software and telecommunication equipment, $0.3 million for office equipment and leasehold improvements in our offices in Peru and $1.2 million for other capitalized projects.

Financing Activities

Cash provided by financing activities decreased by $66.2 million to $94.2 million for the nine months ended September 30, 2011, compared to $160.4 million for the same period in 2010. The decrease in cash provided by financing activities is due to decreased borrowings of $55.9 million and higher repayments of borrowings of $11.3 million that is partially offset by lower debt issue costs of $0.1 million and increased proceeds from equity issuances of $0.9 million.

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

Lima Stock Exchange Listing

In October 2011, we were approved for listing on the Bolsa de Valores in Lima, Peru (BVL).  Our common shares will trade in United States dollar currency on the Lima stock exchange under the symbol BPZ.

Debt and Capital Lease Obligations

At September 30, 2011 and December 31, 2010, Debt and capital lease obligations consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)

$15 million IFC Senior Note, Libor plus 2.75%, due December 2012	$—	$12,500
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($25.7) million at September 30, 2011 and ($30.1) million at December 31, 2010	145,217	140,820
$75.0 million Secured Debt Facility, 3-month Libor plus 9%, due July 2014	75,000	—
$40.0 million Secured Debt Facility, 3-month Libor plus 7%, due July 2013	40,000	—
Capital Lease Obligations	4,309	7,610
	264,526	160,930
Less: Current maturity of long-term debt and capital lease obligations	9,470	4,180
Long-term debt and capital lease obligations, net	$255,056	$156,750

$75 Million Secured Debt Facility

On July 6, 2011, we, and our subsidiaries, entered into a credit agreement with Credit Suisse and other parties (collectively the “lenders”), where the lenders agreed to provide a $75.0 million secured debt financing (the “$75.0 million secured debt facility”) in two loan tranches to our subsidiary, BPZ E&P.  We and our subsidiary BPZ Energy LLC agreed to unconditionally guarantee the $75.0 million secured debt facility.  The $75.0 million secured debt facility provides for fees payable by BPZ E&P to the lenders and to certain collateral agents pursuant to fee letters entered into by BPZ E&P with each of such parties.  The fee letters provide for (i) a participation fee and a distribution fee equal to 2.5% of the principal amount borrowed, (ii) a structuring fee of $1.3 million, (iii) an administration fee of 0.50% of the principal amount outstanding and (iv) a  performance based arranger fee (the “Performance Based Arranger Fee”) whose amount is determined by the change in the price of Brent crude oil at inception of the loans and the price at each principal repayment date, subject to a 12% ceiling of the principal amount borrowed.  The full amount available under the $75.0 million secured debt facility was drawn down by us on July 7, 2011.

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

The $75.0 million secured debt facility matures in July 2014, with principal repayment due in quarterly installments that range from $8.7 million to $12.5 million commencing on January 2013 through July 2014.  The $75.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 9%, unless the Tranche B loans are prepaid in full, in which case the $75.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 7.5%.  Interest is due and payable every three month period after the commencement of the loan.

The $75.0 million secured debt facility contains covenants that will limit our ability to, among other things, incur additional debt, create certain liens, enter into transactions with affiliates, pay dividends on or repurchase our stock or the stock of our subsidiaries, or sell assets or merge with another entity.  In addition, we must complete certain projects in the Corvina and Albacora offshore fields in Block Z-1 by certain scheduled dates.  There are also customary financial covenants under the $75.0 million secured debt facility, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio, maximum capitalization ratio, minimum oil production quota per quarter, minimum debt service coverage ratio, minimum proved developed producing reserves coverage ratio, maximum indebtedness, and minimum liquidity ratio.  We were in compliance with these debt covenants at September 30, 2011.

The $75.0 million secured debt facility provides for events of default customary for facilities of this type, the occurrence and continuation of which could result in the acceleration of amounts due under the facility.

In addition, the $75.0 million secured debt facility provides for optional prepayments in certain circumstances, as well as mandatory prepayments of certain portions of the loans if BPZ E&P or any guarantor and any of their respective subsidiaries enters into a permitted farm-out transaction with respect to their interests in Block Z-1 that would have the effect of reducing BPZ E&P’s and such guarantors’ collective economic interest in Block Z-1 below certain ownership thresholds.

The $75.0 million secured debt facility required us to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  For further information regarding the debt service reserve account, and its requirements, see Note 8, “Restricted Cash and Performance Bonds.”

With respect to the performance based arrangement fee, the fee is payable at each of the principal repayment dates.  The performance based arrangement fee is calculated by multiplying the principal payments at each principal payment date by the change in oil prices from the loan origination date and the oil price at each principal payment date. Additionally, the Performance Based Arranger Fee contains a maximum amount to be paid by us over the term of the loan.  For further information regarding the

Performance Based Arranger Fee, see Note 10, “Derivative Financial Instruments” and for information on the methodology used to value the Performance Based Arranger Fee, see Note 12, “Fair Value Measurements and Disclosures.”

We recorded debt issue costs of approximately $4.4 million associated with the $75.0 million secured debt facility. The debt issue costs are being amortized over the life of the facility through July 2014, using the effective interest method.

We estimate the cash payments related to the $75.0 million secured debt facility, excluding potential payments for the Performance Based Arranger Fee but including interest payments, for the year ended December 31, 2011, 2012, 2013 and 2014 to be approximately $1.8 million, $7.4 million, $43.5 million and $39.1 million, respectively.

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

The $40.0 million secured debt facility is secured, in part, by three LM6000 gas-fired packaged power units (approximately $65.0 million) that were purchased by us from GE, through our power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. The $40.0 million secured debt financing is also secured by certain other equipment and property pledged in favor of Credit Suisse and Credit Suisse International.

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

The $40.0 million secured debt facility subjects  us to various financial covenants calculated as of the last day of each quarter, including a maximum leverage ratio, a consolidated interest coverage ratio, a maximum capitalization ratio and minimum oil production quota per quarter.  We were in compliance with these financial covenants at September 30, 2011.

The $40.0 million secured debt facility provides for events of default customary for facilities of this type, the occurrence and continuation of which could result in the acceleration of amounts due under the facility.

In addition, the $40.0 million secured debt facility provides for a mandatory repayment of the loan if we secure financing for our gas-to-power project.

In January 2011, we received the $40.0 million in proceeds and recorded approximately $1.5 million of associated fees and commissions as debt issue costs that are being amortized to interest expense over the term of the loan using the effective interest method.

Proceeds from the $40.0 million secured debt facility was utilized to meet our 2011 capital expenditure budget, to finance our exploration and development work programs, and to reduce our existing debt.

At September 30, 2011, we estimate the cash payments related to the $40.0 million secured debt facility, excluding the potential payments for the Performance Based Arranger Fee but including interest payments, for the year ended December 31, 2011, 2012, and 2013 to be approximately $0.7 million, $18.8 million and $24.9 million, respectively.

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

The interest rate on the 2015 Convertible Notes is 6.50% per year with interest payments due on March 1st and September 1st of each year.  The 2015 Convertible Notes mature with repayment of $170.9 million (assuming no conversion) due on March 1, 2015. The initial conversion rate of 148.3856 shares per $1,000 principal amount (equal to an initial conversion price of approximately $6.74 per share of common stock) was adjusted on February 3, 2011 in accordance with the terms of the Indenture. As a result, the conversion rate and conversion price changed to 169.0082 and $5.9169, respectively.  Upon conversion, we must deliver, at our option, either (1) a number of shares of its common stock determined as set forth in the Indenture, (2) cash, or (3) a combination of cash and shares of our common stock.

Holders may convert their 2015 Convertible Notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date under certain circumstances:

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

On or after February 3, 2013, we may redeem for cash all or a portion of the 2015 Convertible Notes at a redemption price of 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” payment if: (1) for at least 20 trading days in any consecutive 30 trading days ending within 5 trading days immediately before the date we mail the redemption notice, the “last reported sale price” of our common stock exceeded 175% of the conversion price in effect on that trading day, and (2) there is no continuing default with respect to the notes that has not been cured or waived on or before the redemption date.

If we experience any one of the certain specified types of corporate transactions, holders may require us to purchase all or a portion of their 2015 Convertible Notes. Any repurchase of the notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The indenture agreement contains customary terms and covenants and events of default, the occurrence and continuation of which could result in the acceleration of amounts due under the 2015 Convertible Notes.

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

We accounted for the 2015 Convertible Notes in accordance with FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which is codified under ASC Topic 470, “Debt”.  Under the accounting guidance, convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to be separated into liability and equity components, with the liability component amount determined in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest cost using the effective interest method over the term of the debt agreement.  In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

We estimated our non-convertible borrowing rate at the date of issuance of the 2015 Convertible Notes to be 12%.  The 12% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as us and was obtained through a quote from the initial purchaser.  Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, we estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million.  The discount is being amortized as non-cash interest expense over the life of the notes using the effective interest method.  In addition, we allocated approximately $4.8 million of the $6.1 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the loan using the effective interest method. The remaining $1.3 million of fees and commissions were treated as transaction costs associated with the equity component. We estimate the cash payments including interest payments related to the 2015 Convertible Notes, assuming no conversion, for the year ended December 31, 2011, 2012, 2013, 2014 and 2015 to be approximately none, $11.1 million, $11.1 million, $11.1 million and $176.5 million, respectively. We evaluated the 2015 Convertible Notes agreement for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”.  Therefore, no additional amounts have been recorded for those items.

As of September 30, 2011, the net amount of $145.2 million includes the $170.9 million of principal reduced by $25.7 million of the remaining unamortized discount.  The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million, reduced by $1.3 million of direct transaction costs.  The remaining unamortized discount of $25.7 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At September 30, 2011, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into approximately 28.9 million shares of common stock.  As of September 30, 2011, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of our common stock at September 30, 2011, $2.77 per share, is less than the conversion price.

For the three and nine months ended September 30, 2011 and 2010, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.6%.

For the three months ended September 30, 2011, the amount of interest expense related to the 2015 Convertible Notes was $4.5 million, disregarding capitalized interest considerations, and includes $2.7 million of interest expense related to the contractual interest coupon, $1.5 million of non-cash interest expense related to the amortization of the discount and $0.3 million of interest expense related to the amortization of debt issue costs.  For the three months ended September 30, 2010, the amount of interest expense related to the 2015 Convertible Notes was $4.3 million, disregarding capitalized interest considerations, and includes $2.8 million of interest expense related to the contractual interest coupon, $1.3 million of non-cash interest expense related to the amortization of the discount and $0.2 million of interest expense related to the amortization of debt issue costs.

For the nine months ended September 30, 2011, the amount of interest expense related to the 2015 Convertible Notes was $13.4 million, disregarding capitalized interest considerations, and includes $8.3 million of interest expense related to the contractual interest coupon, $4.4 million of non-cash interest expense related to the amortization of the discount and $0.7 million of interest expense related to the amortization of debt issue costs.  For the nine months ended September 30, 2010, the amount of interest expense related to the 2015 Convertible Notes was $10.9 million, disregarding capitalized interest considerations, and includes $7.3 million of interest expense related to the contractual interest coupon, $3.1 million of non-cash interest expense related to the amortization of the discount and $0.5 million of interest expense related to the amortization of debt issue costs.

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

Interest Expense

The following table is a summary of interest expense for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Interest expense	$8,364	$5,369	$21,436	$15,404
Capitalized interest expense	(2,764)	(2,548)	(7,196)	(6,894)
Interest expense, net	$5,600	$2,821	$14,240	$8,510

Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Performance bonds totaling $5.3 million for properties in Peru	$3,180	$3,130
Insurance bonds for import duties related to a construction vessel	1,980	1,980
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	564	—
$75.0 million secured debt facility	2,500	—
$40.0 million secured debt faciltiy	2,000	—
Unsecured performance bond totaling $0.1 million for office lease agreement	—	—
Restricted cash	$10,874	$5,760

The $75.0 million secured debt facility we entered into in July of 2011 required us to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  After the first 15-month period, we are required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date.  We expect to make contributions to the debt service fund of $8.1 million in 2012, $46.3 million in 2013 and $25.7 million in 2014.

The $40.0 million secured debt facility we entered into in January of 2011 required us to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, we must maintain a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date.  We expect to make contributions to the debt service fund of $15.0 million in 2012, and $16.4 million in 2013.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, credit agreements, legal requirements or rental practices.

Liquidity Outlook

We estimate for the remaining term of 2011 our required principal and interest payments for our outstanding debt to be approximately $2.6 million, our required principal and interest payments for our capital lease obligations to be approximately $1.2 million, our operating lease payments to be approximately $11.4 million and capital expenditures to be approximately $30.0 million.

Our major sources of funding to date have been through oil sales, equity raises and debt financing activities.  With our current cash balance, current and prospective Corvina and Albacora oil development cash flow, our recent debt facilities and potential financing from future equity raises, the timing of which may depend on alternative sources of financing, our cash position and market conditions, we believe we will have sufficient capital resources to execute our planned Corvina and Albacora oil development projects and our initial onshore projects as well as service our current obligations.

We have hired a financial advisor to help us in pursuing joint venture partnerships and/or, farm-outs for some of our assets in northwest Peru. In June 2011 we announced the start of a process to identify and select a potential partner for our offshore Block Z-1.  While that process remains active and there will be options discussed that could provide us with additional liquidity or funding, we cannot predict the outcome of this activity.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

In the third quarter of 2011, Soluciones Energeticas S.R.L., our subsidiary, finalized contracts with a third party, to fabricate, mobilize and install a second platform at the Corvina field in offshore Block Z-1.  The estimated total project cost of the CX-15 project, including all production and compression equipment, is expected to be approximately $60.0 million.  Soluciones Energeticas S.R.L. expects to incur $21.2 million of the associated expenditures in the remainder of 2011, and the remaining $27.4 million in 2012.  We have guaranteed payment of the platform contracts.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, satisfaction of well testing period requirements, successful installation of required permanent processing facilities, receipt of all required permits, successful installation of reinjection equipment and transition to commercial production, successful completion of new drilling platforms, successful installation and operation of the new turbines, availability of capital resources, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to our Company is included in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1A, of this Quarterly Report on Form 10-Q for the period ended September 30, 2011.

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

Interest Rate Risk

As of September 30, 2011, we had long-term debt and capital lease obligations of approximately $255.1 million and current maturities of long-term debt and capital lease obligations of approximately $9.4 million.

The $75.0 million secured debt facility, which at September 30, 2011 had $75.0 million outstanding, is variable rate debt that exposes us to the risk of increased interest expense in the event of increases in short-term interest rates.  If the variable interest rate were to increase by 1% from the rate at inception, interest expense would increase by approximately $0.8 million annually.  The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

The $40.0 million secured debt facility, which at September 30, 2011 had $40.0 million outstanding, is variable rate debt that exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from the rate at inception, interest expense would increase by approximately $0.4 million annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

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

The fair value of our 6.5% 2015 Convertible Notes as compared to the carrying value at September 30, 2011 and December 31, 2010, was as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value (2)	Carrying Amount	Fair Value (2)
	(in thousands)		(in thousands)
$170.9 million Convertible Notes, 6.5%, due 2015, net of discount of ($25.7) million at September 30, 2011 and ($30.1) million at December 31, 2010 (1)	$145,217	$146,974	$140,820	$176,540

(1)                    Excludes obligations under capital lease arrangements and variable rate debt.

(2)                    We estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $147.0 million and $176.5 million at September 30, 2011 and December 31, 2010, respectively, based on observed market prices for the same or similar type of debt issues.

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

Foreign Currency Exchange Rate Risk

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, the Nuevo Sol, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation in that country.  Transaction differences have been nominal to-date but are expected to increase as our activities in Peru continue to escalate.  For the three and nine months ended September 30, 2011 and 2010, exchange rate gains and losses were not material.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 18, “Legal Proceedings”, of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Item 3. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of legal proceedings, which are incorporated into this Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1A., “Risk Factors”  on Form 10-Q for the three and six months ended June 30, 2011,  includes a detailed discussion of our risk factors.  For the three months ended September 30, 2011, there were no material changes in our risk factors as previously described.

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

BPZ RESOURCES, INC.

Date: November 9, 2011	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director