Form 10-K
period 2011-12-31
BPZ RESOURCES, INC.
filed 2012-03-14
CIK 1023734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

The number of shares of Common Stock held by non-affiliates as of June 30, 2011 was 68,962,800 shares, all of one class of common stock, no par value, having an aggregate market value of approximately $226,197,984 based upon the closing price of registrant’s common stock on such date of $3.28 per share as quoted on the New York Stock Exchange. For purposes of the foregoing calculation, all directors, executive officers, and 5% beneficial owners have been deemed affiliated.

As of March 13, 2012 there were 115,970,230 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for 2012 Annual Meeting of Stockholders — Part III

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

We maintain a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”),  registered in Peru through our wholly-owned subsidiary BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership, and its subsidiary BPZ Energy, LLC, a Texas limited liability company, formerly BPZ Energy, Inc. Currently, we, through BPZ E&P, have exclusive rights and license contracts for oil and gas exploration and production covering a total of approximately 2.2 million acres, in four blocks, in northwest Peru. Our license contracts cover 100% ownership of the following properties: Block Z-1 (0.6 million acres), Block XIX (0.5 million acres), Block XXII (0.9 million acres) and Block XXIII (0.2 million acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII contracts were signed in November 2007. Generally, according to the Organic Hydrocarbon Law No. 26221 and the regulations thereunder (the “Organic Hydrocarbon Law” or “Hydrocarbon Law”), the seven-year term for the exploration phase can be extended in each contract by an additional three years up to a maximum of ten years, provided that we comply with the minimum work programs and requirements of the exploration phase. However, specific provisions of each license contract can vary the exploration phase of the contract as established by the Hydrocarbon Law. The license contracts require us to conduct specified activities in the respective blocks during each exploration period in the exploration phase. If the exploration activities are successful, we may decide to enter the exploitation phase and our total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production. In the event a block contains both oil and gas, as is the case in our Block Z-1, the 40-year term may apply to oil exploration and production as well.

Additionally, through our wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we own a 10% non-operating net profits interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The agreement covering the property extends through May 2016.

We are in the early stages of appraising, exploring and developing the potential oil and natural gas resources throughout our various properties in Peru.   In November 2007, we began producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under a well testing program and, in November 2010, we placed the Corvina field into commercial production.  We are currently in the process of fabricating a new platform for the Corvina field to continue field development.  The new platform is expected to be installed in the Corvina field in the third quarter of 2012.  In December 2009, we began producing oil from the A-14XD well, located on the A platform in the Albacora field of Block Z-1 and began selling oil from the A-14XD well under a well testing program during the second quarter of 2010.  We completed interference testing in the Albacora field in the third quarter of 2011.  The Albacora field is subject to the well testing program until we place the Albacora field into commercial production.  We have installed all of the equipment necessary for the reinjection of gas and water at the Albacora platform, completed tie-ins and tested the equipment, and are working on the final environment permit to allow us to commission the equipment to start official commercial production in Albacora.  In the meantime, we have obtained a permit that allows us to flare gas from A-14XD, A-13E and A-9G wells until the permit is obtained.  From the time we began producing from the CX-11 platform in the Corvina field in November 2007 and the Albacora field in December 2009, through December 31, 2011, we have produced approximately 4.8 MMBbls of oil.

At December 31, 2011, we had estimated net proved oil reserves of 34.7 MMBbls, of which 27.8 MMBbls were in the Corvina field and 6.9 MMBbls were from the Albacora field. Both fields are located in Block Z-1offshore of northwest Peru.  Of our total proved reserves, 6.5 MMBbls (18.7%) are classified as proved reserves consisting of proved developed producing and proved developed non-producing reserves consisting of 12 wells, and 28.2 MMBbls (81.3%) are classified as proved undeveloped reserves.  The process of estimating oil and natural gas reserves is complex and requires many assumptions that may turn out to be inaccurate.  See Item 1A - “Risk Factors” for further information.

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

Our Business Plan

Our business plan is to enhance shareholder value through application of our knowledge of our targeted areas in Peru and to leverage management’s experience with the local suppliers and regulatory authorities to effectively and efficiently (i) identify and quantify the potential value of our oil and gas holdings in Peru; (ii) develop and increase production and cash flows from our identified holdings;  (iii) create an additional revenue stream through implementation of our gas marketing strategy and (iv) bring working interest partners into some or all of our Peruvian blocks to facilitate the exploration and development of these blocks.

Our focus is to reappraise and develop properties in northwest Peru that have been explored by other companies and have reservoirs that appear to contain commercially productive quantities of oil and gas, as well as other areas that have geological formations that we believe potentially contain commercial amounts of hydrocarbons. Additionally, we are advancing our gas-to-power project to bring future natural gas production to market and monetize our natural gas holdings.

Our management team has extensive engineering, geological, geophysical, technical and operational experience and extensive knowledge of oil and gas operations throughout Latin America and in particular, Peru.

Two of the four blocks (Block Z-1 and Block XXIII) contain structures drilled by previous operators who encountered hydrocarbons. However, at the time the wells were drilled, the operators did not consider it economically feasible to produce those hydrocarbons.  Having tested oil in our offshore Block Z-1 in our first wells in the Corvina field in 2007, and our first well in Albacora in December 2009, we are initially focusing on development of the proved oil reserves in those two fields.  In June 2011, we drilled our first onshore well in Block XIX. The well tests yielded low rates of oil to surface with high water content of low-salinity.  In December 2011, we determined that this well had no further utility and therefore, declared the well a dry hole.  We are planning to acquire additional seismic data before considering further drilling activity in this block.

In the near term, management is focused on fabricating and installing a new platform, the CX-15, as well as obtaining related permits to allow continued development of the Corvina field, conducting a three dimensional (“3-D”) seismic survey in Block Z-1 to optimize our future activities in that location, obtaining appropriate financing for our exploration and development programs and maximizing the value of the acreage we hold for exploration.  To help achieve this last objective, we have hired a financial advisor to assist us in pursuing joint venture partnerships and/or farm-outs for some or all of our assets and to assist in identifying and evaluating options for financing our operations in northwest Peru.  In June 2011, we announced the start of a process to identify and select a potential partner for our offshore Block Z-1.  That process remains active.

In addition, our business plan includes a gas-to-power project as part of our overall gas marketing strategy, which entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple cycle electric generating plant. The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 420 MW of power. We currently plan to wholly- or partially-own this power generation facility. The gas-to-power project is planned to generate a revenue stream by creating a market for the gas discovered in our Corvina field that is currently shut-in or being reinjected.  This project has not yet been financed and we continue to consider the best alternatives for the project. Meanwhile, we have obtained certain permits and are in the process of obtaining additional permits to move the project forward.

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

We believe our efforts in and knowledge of our targeted areas has given us a competitive advantage in Peru, and to a lesser extent, Ecuador. Although un-licensed tracts exist within our target area of Northwest Peru, the majority of our target areas are located within our Blocks.  Increased demand for license contracts in surrounding areas may impact our ability to expand and grow in the future, particularly because many of our competitors have substantially greater financial and other resources, in addition to better name recognition and longer operating histories. As a result, we may not be able to compete successfully to acquire additional oil and gas properties in desirable locations.

Intense competition for access to drilling and other contract services and experienced technical and operating personnel needed to drill and complete wells also exists in the oil and gas industry. Competition for drilling and contract services in our target area exists and may affect our plan of operation.  In addition, because we operate in a remote area of Peru, the limited availability of equipment could impact our operations or the cost of our operations.  We continually monitor our operating plans and timelines to adapt to this dynamic environment. However, increasing future demand for drillers and contractors may limit our ability to execute in a timely manner and may negatively impact our ability to grow.

Customers

To date, all of our sales of oil in Peru have been made under contracts with the Peruvian national oil company, Petroleos del Peru - PETROPERU S.A. (“Petroperu”).  However, we believe that the loss of our sole customer would not materially impact our business, because we could readily find other purchasers for our oil production both in Peru and internationally.

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

Under this legal system, Peru is the owner of the hydrocarbons located below the surface in its national territory. However, Peru has given the ownership right to extract hydrocarbons to Perupetro S.A (“Perupetro”), a corporation owned by the Peruvian government empowered to become a party in the contracts for the exploration and/or exploitation of hydrocarbons in order to promote these activities in Peru. Perupetro is empowered to negotiate and enter into contracts for the exploration and exploitation of hydrocarbons on behalf of Peru, the nature of which are described further below. The Peruvian government also plays an active role in petroleum operations through the involvement of the Ministry of Energy and Mines, which is the body of the executive branch of the Peruvian government in charge of devising energy, mining and environmental protection policies, enacting the rules applicable to all these sectors and supervising compliance with such policies and rules. Within the Ministry of Energy and Mines, the General Directorate of Hydrocarbons (“DGH”) is the agency of the Ministry of Energy and Mines responsible for regulating the optimum development of oil and gas fields and the Direccion General de Asuntos Ambientales Energeticos (“DGAAE”) is the agency of the Ministry of Energy and Mines responsible for reviewing and approving environmental regulations related to environment risks that result from hydrocarbon exploration and exploitation activities.  The Environmental Evaluation and Fiscalization Entity (“OEFA”) is the agency within the Ministry of the Environment that is responsible for evaluating and ensuring compliance with applicable environmental rules covering hydrocarbon activities, and for sanctioning non-compliant companies.  The General Directorate of Mining, and the Organismo Supervisor de la Inversión en Energía y Mineria (“OSINERGMIN”), an entity of the Ministry of the President, is responsible for ensuring compliance with occupational health and safety standards in the hydrocarbon industry.   We are subject to the laws and regulations of all of these entities and agencies.

Perupetro, empowered by the Peruvian state as a contractual party, generally enters into either license contracts or service contracts for hydrocarbon exploration and exploitation. Peru’s laws also allow for other contract models, but the models must be authorized by the Ministry of Energy and Mines. We only operate under license contracts and do not foresee operating under any services contracts in the immediate future.  A company must be qualified by Perupetro to enter into hydrocarbon exploration and exploitation contracts in Peru. In order to qualify, the company must meet the standards under the Regulations Governing the Qualifications of Oil Companies. These qualifications generally require the company to have the technical, legal, economic and financial capacity to comply with all obligations it will assume under the contract. These requirements will depend on the characteristics of the area requested, the possible investments and the environmental protection rules governing the performance of its operations. When a contractor is a foreign investor, it is expected to incorporate a subsidiary company or registered branch in accordance with Peru’s laws and appoint local representatives who will interact with Perupetro.

Perupetro reviews the qualification for each contract signed by a company. Additionally, the qualification for foreign companies is granted in favor of the home office or BPZ Resources, Inc., which provides a corporate guarantee to Perupetro which determines if it is jointly and severally liable before Perupetro with respect to the fulfillment of each minimum work program of the exploration phase, as well as each annual exploitation program handed to Perupetro. BPZ Resources, Inc. and its corresponding subsidiary in Peru have been qualified by Perupetro with respect to our current contracts as required by current regulation.

When operating under a license contract, the licensee is the owner of the hydrocarbons extracted from the contract area during the performance of operations once the corresponding royalty has been paid to Perupetro. The licensee can market the hydrocarbons in any manner whatsoever and can fix hydrocarbon sales prices according to market forces, subject to a limitation in the case of natural emergencies, in which case the law stipulates such manner of marketing.

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

A potential deferment period for a maximum of ten years is also available if certain factors recognized by law delay the economic viability of a discovery, such as a lack of transportation facilities or a lack of a market. The exploration phase is generally divided into several periods and each period includes a minimum work program. The fulfillment of work programs must be supported by an irrevocable bank guaranty, usually in the amount of fifty percent of the estimated value of the minimum work program.

We currently have four license contracts. As of March 13, 2012, we believe we were in compliance with all of the material requirements of each such contract. We have executed certain letters of guaranty in favor of Perupetro to insure our performance under the license contracts. At December 31, 2011, we had $5.6 million in bonds posted at various dates, to secure our obligation under the license contracts for Block XIX, Z-1, XXII and XXIII and a drilling service agreement. The license contract bonds are partially secured by the deposit of restricted cash in the amount of $3.3 million with the financial institutions which issued the bonds.  Should we fail to fulfill our obligations under any of our license contracts without technical justification or other good cause, Perupetro could seek recourse to the bond or terminate the license and/or the service contract.  Additionally, we have $0.8 million of restricted cash to collateralize insurance bonds for import duties related to our construction vessel and $0.6 million of restricted cash to secure the location for our gas-to-power project.

Legislation in Peru was passed by Supreme Decree 088-2009 on December 13, 2009 with respect to regulating well testing and gas flaring.  The legislation provides that all new wells may be placed on production testing for up to six months.  If the operator believes a longer period for testing the well is needed to evaluate the productive capacity of the field properly, and can technically justify such need, a request for the well to enter into an extended well test (“EWT”) period must be submitted to the DGH.  The approval process for an EWT permit requires that the DGH request the opinion of Perupetro on the technical justification for the EWT. After the initial six-month period or after an approved EWT program expires, the operator will be required to have the necessary gas and water reinjection equipment in place to continue operating the well according to existing environmental regulations.

Peruvian fiscal regime.  Peru’s fiscal regime determines the levels of the government’s entitlement from petroleum activities. This regime is subject to change, which could negatively impact our business. However,  the Organic Hydrocarbon Law and the Regulations Governing the Tax Stability Guaranty and Other Tax Rules of the Organic Hydrocarbon Law provide that the tax regime in force on the date of signing a contract will remain unchanged during the term of the contract. Therefore, any change to the tax regime, which results in either an increase or decrease in the tax burden, will not affect the operator.

License contracts are subject to royalty payments, which are usually a fixed percentage of the actual production that is verified by Perupetro. The regulations stipulate a minimum royalty payment of five percent for production less than 5,000 Boepd, increasing incrementally to a maximum of twenty percent for production greater than 100,000 Boepd. However, when a company bids for a license contract on a new area it can elect to voluntarily increase the royalty percentage above the sliding scale rate to increase its chances to win a successful bid for a block.  See Item 2., “Properties” for further information regarding royalties applicable to each Block.

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

Taxable income is determined by deducting allowable operating and administrative expenses, including royalty payments. Income tax is levied on the income of the operator based upon the legal corporate tax rate in effect at the date the contract was signed. Operators engaged in the exploration and production of crude oil, natural gas and condensates must determine their taxable income separately for each license contract under which they operate. Where a contractor carries out these activities under different individual license contracts, it may offset its earnings before income tax under one license contract with losses under another license contract, as long as the contract with the loss is in the commercial production phase or has been relinquished, for purposes of determining the corporate income tax provided that the individual license contracts are held by the same company, as Peruvian tax law does not permit filing a consolidated tax return for related companies. However, under no circumstances can the investment in the producing property be amortized for tax purposes unless the company is under the commercial stage of production.

Peruvian labor and safety legislation.  Our operations in Peru are also subject to the Labor Law, which governs the labor force in the petroleum sector. In addition, the Organic Hydrocarbon Law and related Safety Regulations for the Petroleum Industry also regulate the safety and health of workers involved in the development of hydrocarbon activities. All entities engaged in the performance of activities related to the petroleum industry must provide the General Hydrocarbons Bureau with the list of their personnel on a semi-annual basis, indicating their nationality, specialty and position. These entities must also permanently train their workers on the application of safety measures in the operations, and control of disasters and emergencies.  The regulations also contain provisions on accident prevention and personnel health and safety, which in turn include rules on living conditions, sanitary facilities, water quality at workplaces, medical assistance and first-aid services. Provisions specifically related to the exploration phase, which is our current phase of operations, are also contained in the regulations and include safety measures related to camps, medical assistance, food conditions, and handling of explosives. Additional safety regulations may also become applicable as we expand and develop our operations.

The Labour laws and regulations also define the employer/employee relationship.  As such, employers can only terminate the employment relationship for just cause as established by Peruvian law.  If an employee is terminated for any reason other than those listed in the Law on Productivity and Labour Competitiveness, the employer will be required to pay an indemnity to the employee for arbitrary dismissal (calculated according to the length of service), or may be required to reinstate the employee.

The Constitution of Peru and Legislative Decree Nos. 677 and 892 gives employees working in private companies engaged in activities generating income, as defined by the Income Tax Law, the right to share in a company’s profits.  This profit sharing is carried out through the distribution by the company of a percentage of the annual income before tax.  According to Article 3 of the United Nations International Standard Industrial Classification, BPZ Resources, Inc.’s tax category is classified under the “mining companies” section, which sets the rate at 8%.  However, in Peru, the Hydrocarbons’ Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities.  Hydrocarbons are included under “Companies Performing other Activities,” thus Oil and Gas Companies pay profit sharing at a rate of 5%. The benefit granted by the law to employees is calculated on the basis of the “net income subject to taxation” and not on the net business or accounting income of companies. “Taxable income” is obtained after deducting from total revenues subject to income tax, the expenses required to produce them or maintain the source thereof.

The profit sharing system takes the following factors into account: (1) calculation of profits to be distributed to each employee is based on (a) the number of days actually worked by each employee, and (b) in proportion to the remunerations of each employee; (2) number of days actually worked (including leave of absence, temporary shutdown of the workplace, and days not worked due to improper suspension by the employer); (3) remuneration (the full amount received by the employee for his services); (4) maximum profit share limit of 18 monthly remunerations; (5) remainder between the maximum percentage of company profits to be distributed and the maximum limit of the percentage corresponding to all employees; (6) timing of distributions (which should be made within thirty calendar days after expiration of the term for the filing of the Annual Income Tax Return); (7) default interest; (8) evidence of settlement of profits; and (9) deductible expenses.

Peruvian environmental regulation.  Our operations are subject to numerous and, at times, changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Peru has enacted specific environmental regulations applicable to the hydrocarbon industry. The Code on the Environment and the Natural Resources establishes a framework within which all specific laws and regulations applicable to each sector of the economy are to be developed. These laws and regulations are designed to ensure a continual balance of environmental and petroleum interests. The regulations stipulate certain environmental standards expected from contractors. They also specify appropriate sanctions to be enforced if a contractor fails to maintain such standards.  The OEFA is the agency within the Ministry of the Environment that is responsible for evaluating and ensuring compliance with applicable environmental rules covering hydrocarbon activities, and for sanctioning non-compliant companies.

The Organic Hydrocarbon Law also addresses the environmental regulatory regime in Peru. The law originally prohibited any mining or extractive operations within certain areas designated for protection. It was, however, subsequently modified to enable investors to prospect for hydrocarbons within protected areas, provided there is compliance with several environmental and safety obligations. We must comply with these obligations as we conduct our business on an ongoing basis. The Environmental Regulations for Hydrocarbon Activities provide that companies participating in the implementation of projects, performance of work and operation of facilities related to hydrocarbon activities are responsible for the emission, discharge and disposal of wastes into the environment. Companies must annually file a report corresponding to the previous year describing the company’s compliance with the current environmental legislation.

Companies involved in hydrocarbon activities must also prepare and file an Environmental Impact Study (“EIS”) or Environment Impact Assessment (“EIA”) with the DGAAE, which is part of the Ministry of Energy and Mines, in order for the relevant activities to comply with the maximum permissible emission limits set forth by the Ministry of Energy and Mines. An EIS must be prepared for each project to be carried out. All of these proposals must be approved by the DGAAE.

In addition, any party responsible for hydrocarbon activities must file an “Oil Spill and Emergency Contingency Plan” with the General Hydrocarbons Bureau, which is part of the Ministry of Energy and Mines. The plan must be updated at least once a year and must contain information regarding the measures to be taken in the event of spills, explosions, fires, accidents, evacuation, etc. It must also contain information on the procedures, personnel and equipment required to be used and procedures to be followed to establish uninterrupted communication between the personnel, the government representatives, the General Hydrocarbons Bureau and other Peruvian government entities.

Peru has enacted amendments to its environmental law, imposing restrictions on the use of natural resources, interference with the natural environment, location of facilities, handling and storage of hydrocarbons, use of radioactive material, disposal of waste, emission of noise and other activities. Additionally, the laws require monitoring and reporting obligations in the event of any spillage or unregulated discharge of hydrocarbons.

Any failure to comply with environmental protection rules, the import of contaminated products, or failure to keep a monitoring register or send reports to the General Hydrocarbons Bureau in a timely fashion, could subject the company responsible for non-compliance to fines. In addition, the General Hydrocarbons Bureau may consider imposing a prohibition or restriction of the relevant activity, an obligation to compensate the aggrieved parties and/or an obligation to immediately restore the area. The company responsible for any default may also be subject to a suspension of operations for a term of one, two or three months, or indefinitely. Furthermore, any contract entered into with the Peruvian government, the implementation of which jeopardizes or endangers the protection or conservation of protected natural areas, may be terminated.

We are subject to all Peruvian environmental regulations applicable to the petroleum industry now in existence and those existing in the future. For example, we are required to obtain an environmental permit or approval from the government in Peru prior to conducting any seismic operations, drilling a well or constructing a pipeline in Peruvian territory, including the waters offshore in Peru where we currently conduct oil and gas operations.  The enactment and enforcement of environmental laws and regulations in Peru is relatively new. We are therefore uncertain how Peruvian authorities will enforce and supervise environmental compliance and standards.  Further, we cannot predict any future regulation or the cost associated with future compliance.

Peruvian electric power legislation.  Our business plan envisions the generation of electricity and the sale of such electric power in Peru. The basic laws of Peru governing electric power, which will apply to our future operations, are the Law of Electric Power Concessions and the Regulations for the Environmental Protection of Electric Power Activities, and the corresponding regulations for each, as well as additional related laws and regulations, including all legislation regarding Electric Power Tariffs and all regulations and technical norms created by the National Commission of Electric Power Tariffs.

Compliance with Existing Legislation in Peru

Although we believe our operations are and will continue to be in substantial compliance with existing legislation and requirements of Peruvian governmental bodies, our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. Our management team has many collective decades of experience in dealing directly with the Peruvian government on energy projects. Therefore, we believe we are in a good position to understand and comply with local rules and regulations. However, our current permits and authorizations as well as our ability to obtain future permits and authorizations may, over time, be susceptible to increased scrutiny and greater complexity which could result in increased costs or delays in receiving appropriate authorizations.

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

Environmental Compliance and Risks

As a licensee and operator of oil and gas properties in South America, and in particular Peru, we are subject to various national, state and local laws and regulations relating to the discharge of materials into, and the protection of, the environment. These laws and regulations may, among other things, impose liability on the licensee under an oil and gas license agreement for the cost of pollution clean-up resulting from operations, subject the licensee to liability for pollution damages, and require suspension or cessation of operations in affected areas.

In addition to certain pollution coverage related to our surface facilities, we also maintain insurance coverage for seepage and pollution, cleanup and contamination from our wells.  Regardless, no such coverage can insure us fully against all risks, including environmental risks. We are not aware of any environmental claims which would have a material impact upon our financial position or results of operations.

We will continue our efforts to comply with these requirements, which we believe are necessary to maintain successful long-term operations in the oil and gas industry. As part of this effort we have established guidelines for continuing compliance with environmental laws and regulations. In order to carry out our plan of operation, we are required to conduct environmental impact studies and obtain environmental approvals for operations. We have engaged outside consultants to perform these studies and assist us in obtaining necessary approvals. Our cost for these studies and assistance related to the Block Z-1, Block XIX, Block XXII and Block XXIII for the year ended December 31, 2011, 2010, and 2009 were approximately $1.6 million, $2.4 million, and $1.2 million, respectively.

We believe we are compliant with national, state and local provisions regarding the regulation of discharge of materials into the environment, or otherwise relating to the protection of the environment. However, there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not negatively impact our operations in the future.

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

As is common in the oil and natural gas industry, we do not insure fully against all risks associated with our business either because such insurance is not available or because the costs are considered prohibitive. We currently have insurance coverage which we believe is adequate for our current stage of operations based on management’s assessment.  Such insurance may not cover every potential risk associated with the drilling, production and processing of oil and gas. In particular, coverage is not obtainable for all types of environmental hazards. Additionally, the occurrence of a significant adverse event, the risks of which are not fully covered by our insurance policy, could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance or increase current coverage amounts at rates we consider reasonable.

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

Employees

As of December 31, 2011, we employed 27 full-time employees of BPZ Energy, LLC, and 243 full-time employees within our subsidiaries BPZ E&P, BPZ Marine Peru S.R.L., Soluciones Energeticas, S.R.L. and Empresa Electrica Nueva Esperanza, S.R.L.  We had one full-time employee in the Quito, Ecuador office.

Effective January 1, 2012, we formally transferred all of our U.S. based personnel from our subsidiary BPZ Energy LLC to BPZ Resources, Inc., our publicly traded holding company.

We believe that our relationship with our employees is satisfactory. None of our employees are currently represented by a union.

ITEM 1A.  RISK FACTORS

Risks Relating to the Oil and Natural Gas Industry, the Power Industry, and Our Business.

We have a limited operating history and have only been in commercial production in our Corvina Field since December 2010. We are in the initial stages of developing our oil and natural gas reserves. We have transitioned from an extended well testing program into commercial production in our Corvina field and have produced and sold oil under an EWT program in our Albacora field.  We are also subject to all of the risks inherent in attempting to expand a relatively new business venture. Such risks include, but are not limited to, the possible inability to profitably operate our existing properties or properties to be acquired in the future, our possible inability to fully fund the development requirements of such properties and our possible inability to acquire additional properties that will have a positive effect on our operations. We can provide no assurance that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of our securities.  Accordingly, we are subject to the risk that because of these factors and other general business risks noted throughout these “Risk Factors,” we may not be able to profitably execute our plan of operation.

Our reserve estimates depend on many assumptions that may turn out to be inaccurate. The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors that may turn out to be inaccurate. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and the calculation of the estimated value of reserves shown in this Annual Report.

In order to prepare our reserve estimates, our independent petroleum engineer must project production rates and timing of development expenditures as well as analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes, and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise, and can vary.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from our estimates, and those variances may be material.  Any significant variance could materially affect the estimated quantities and estimated value of our reserves. In addition, our independent petroleum engineers may adjust estimates of proved reserves to reflect production history, drilling results, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

One should not assume that the estimated value of our proved reserves prepared in accordance with the Commission’s guidelines referred to in this report is the current market value of our estimated oil reserves. We base the estimated value of future net cash flows from our proved reserves on an unweighted arithmetic average of the first-day-of-the month price for each month during the 12-month calendar year and year-end costs. Actual future prices, costs, taxes and the volume of produced reserves may differ materially from those used in the estimated value.

Except as required by applicable law, we undertake no duty to update this information and do not intend to update this information.

As of December 31, 2011, approximately 81% of our estimated net proved reserves were undeveloped.   There can be no assurance that all of these reserves will ultimately be developed or produced.  We own rights to oil and gas properties that have limited or no development. We can provide no guarantees that our properties will be developed profitably or that the potential oil and gas resources on the property will produce as expected if they are developed.

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

Under the legislation regulating well testing in Peru, all new wells may be placed on production testing for up to six months. If additional time for testing is necessary, a request for the well to enter into an EWT period must be submitted, together with technical justification for such need and duration, to the DGH, the agency of the Ministry of Energy and Mines responsible for regulating the optimum development of oil and gas fields. After the initial six-month period or before an approved EWT period expires, we will be required to have the necessary gas and water reinjection equipment in place to continue producing the well according to existing environmental regulations.  We are subject to this legislation in any new fields we develop prior to placing them in commercial production.

Accordingly, under the well testing regulations, we can test any new wells in any new field we develop for at least six months prior to placing the field into commercial production.   Testing of these wells beyond the initial six month period  requires application to the Ministry of Energy and Mines.  No assurance can be given that DGH or the Ministry of Energy and Mines will grant approval of any future extended well testing and gas flaring permits requested by us.  In the event that we were not granted the necessary permits to allow a new well to enter EWT, we would be required to suspend production from such wells and experience an interruption in production that would negatively impact the revenues and cash flows associated with those wells.

We have not been profitable since we commenced operations and have historically had limited earnings from operations.  To date we have been unable to support our exploration and development activities solely through earnings from operations.  We currently have a working capital surplus, the sources of our working capital surplus have generally been equity and debt financings rather than revenue from operations and we may incur working capital deficits in the future.  We cannot provide any assurance that we will be profitable in the future or that we will be able to generate cash from operations or financings to fund working capital deficits.

We require additional financing for the exploration and development of our oil and gas properties and the construction of our proposed power generation facility, pipeline and gas processing facility. Since becoming a public company on September 10, 2004, we have funded our operations with the net proceeds of (i) approximately $288 million in various private and public offerings of our common stock, (ii) $186.4 million in convertible debt financing, including $170.9 million of convertible debt financing sold in a private offering and $15.5 million in convertible debt financing from the International Finance Corporation (“IFC”) that was converted into approximately 1.5 million shares of our common stock in May 2008, (iii) $40.0 million in a credit facility with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”) in January 2011 and (iv) $75.0 million in a credit facility with Credit Suisse and other parties in July 2011. We began to generate revenues from operations in the fourth quarter of 2007. These funds have supplemented our equity and debt financings as we have continued to develop our existing oil and gas properties, but we will need significant additional financing to fully implement our development plan. As we continue to execute our business plan and expand our operations, our cash commitments are likely to increase and, therefore, the likelihood of our seeking additional financing, either through the equity markets, debt financing, joint venture or a combination thereof will increase over the next six months.  If we are unable to timely obtain adequate funds to finance our exploration and development plans, our ability to develop our oil and natural gas reserves may be limited or substantially delayed. Such limitations or delays could result in a failure to realize the full potential value of our properties or could result in the potential loss of our oil and gas properties if we were unable to meet our obligations under the license agreements, which could, in turn, limit our ability to repay our debts. Inability to timely obtain funds also could cause us to delay, scale back or abandon our plans for construction of our power generation facility, pipelines and gas processing facility.

Future amounts required to fund our activities may be obtained through additional equity and debt financing, joint venture arrangements, the sale of oil and gas interests, and/or future cash flows from operations. However, adequate funds may not be available when needed or may not be available on favorable terms. The exact nature and terms of such funding sources are unknown at this time, and there can be no assurance that we will obtain such funding or have adequate funding available to adequately finance our future operations.

Any failure to meet our debt obligations, or the occurrence of a continuing default under our debt facilities or our Convertible Notes due 2015, would adversely affect our business and financial condition.  On January 27, 2011, we and our subsidiaries, Empresa Eléctrica Nueva Esperanza S.R.L. and BPZ E & P, entered into a Credit Agreement with Credit Suisse, as lender and administrative agent, dated January 27, 2011, wherein Credit Suisse provided a $40.0 million secured debt facility to our power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L., and we and our subsidiary, BPZ E&P, agreed to unconditionally guarantee the debt facility on an unsecured basis.

In addition, on July 6, 2011, we and our subsidiary, BPZ E&P, entered into a Credit Agreement with Credit Suisse, as administrative agent and lender, Standard Bank PLC (“Standard Bank”), as lender and mandated lead arranger, and Credit Suisse International, as lead arranger (“CSI”), wherein the lenders provided a $75.0 million secured debt facility to BPZ E&P, and we agreed to unconditionally guarantee the $75.0 million secured debt financing.

The $40.0 million debt facility is secured, in part, by three LM6000 gas-fired packaged power units that were purchased from GE Packaged Power Inc. and GE International Inc. Sucursal de Perú, by our power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L., in accordance with the terms and conditions of the Turbine Purchase Agreement, as subsequently amended (the “Turbine Purchase Agreement”).  The $40.0 million debt facility is also secured by certain other equipment and property pledged in favor of Credit Suisse and Credit Suisse International.

The $75.0 million debt facility is secured by (i) all of BPZ E&P’s Block Z-1 property, (ii) the wellhead oil production of Block Z-1, (iii) all of the BPZ E&P’s rights, title and interests under the Block Z-1 License Contract with Perupetro S.A. (as amended and assigned), (iv) a collection account (including deposits and investments thereunder), (v) all of the BPZ E&P’s right, title and interests under current and future contracts in connection with the sale of crude oil and/or gas produced and sold at Block Z-1, together with related receivables, (vi)  BPZ E&P’s Capital Stock, (vii) a debt service reserve account (including deposits and investments thereunder), and (viii) certain other property that is subject to a lien in favor of Credit Suisse.

The debt facilities provide for events of default customary for agreements of this type, including, among other things:

•                  payment breaches under any of the finance documents;

•                  representation and warranty breaches;

•                  any default, early amortization event or similar event occurring with respect to one or more debt facilities in an aggregate outstanding principal amount of at least $3.0 million under the $40.0 million debt facility and $30.0 million under the $75.0 million debt facility, if the effect is to accelerate the maturity thereof;

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

•                  certain actions by governmental authorities; and

•                  change in control.

If an event of default occurs, Credit Suisse shall, upon the request of the majority lenders, or may, by notice to the borrower, (i) immediately terminate the lending commitments; (ii) declare all or part of the principal amount of the loans, together with accrued interest, immediately due and payable, without demand; provided that, all lending commitments shall automatically terminate and all amounts due and payable on any loan will automatically become immediately due and payable without notice if the borrower or any guarantor and any of their respective subsidiaries appoint a receiver, liquidator or trustee, make a general assignment for the benefit of their creditors, become insolvent, bankrupt, liquidate, or are subject to certain monetary judgments exceeding in the aggregate, $3.0 million under the $40.0 million debt facility, or $30.0 million under the $75.0 million debt facility; and/or (iii) liquidate the security collateral and apply the proceeds thereof to pay the loans.

The $40.0 million debt facility matures on July 27, 2013, with principal repayment due in equal quarterly installments of $8.0 million commencing on July 27, 2012.  The $40.0 million debt facility bears interest at three month LIBOR plus 7.0%. The interest is due and payable every three month period after the commencement of the loan.

The $75.0 million debt facility matures on July 7, 2014, with principal repayment due on each tranche in quarterly installments based on a scheduled repayment plan commencing in January 2013.  The $75.0 million debt facility bears interest at three month LIBOR plus 9% per annum.

Each of the debt facilities also contains an arranger fee payable to Credit Suisse International.  A portion of the arranger fee is based on a percentage of the principal amount outstanding and the remainder is based on the performance of the price of crude oil (Brent) from the closing date to the repayment dates.  In addition, each of the debt facilities provides for a mandatory prepayment of the loans under certain circumstances.

We may not have sufficient funds to make any required repayments or pay any fees under the debt facilities.  If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings, we may be required to arrange for new financing or sell a portion of our assets.

We recently amended our $75.0 million debt facility to extend the compliance dates for certain covenants, to accommodate for delays in our development of our projects resulting from various factors.  Further amendments could become necessary and we can give no assurance we will be able to obtain such amendments, in which case we could default on our obligations to our lenders.

In addition to our two debt facilities, during the first quarter of 2010, we issued $170.9 million of Convertible Notes due 2015, which bear interest semi-annually at a rate of 6.50% per year.  If a fundamental change occurs, holders of the notes may require us to repurchase, for cash, all or a portion of their notes.  In addition, upon conversion of the notes, if we have elected to deliver cash in respect of all or a portion of our conversion obligation (other than solely cash in lieu of fractional shares), we will be required to pay cash in respect of all or a portion of our conversion obligation.  We may not have sufficient funds to pay the interest, repurchase price or cash in respect of our conversion obligation when due.  If we fail to pay interest on the notes, repurchase the notes or pay any cash payment due upon conversion when required, we will be in default under the indenture governing the notes.  The indenture contains customary terms and covenants and events of default.  If an event of default (as defined therein) occurs and is continuing, the trustee, by notice to us, or the holders of at least 25% in aggregate principal amount of the Convertible Notes due 2015 then outstanding by notice to us and the trustee, may declare the principal and accrued and unpaid interest (including additional interest or premium, if any) on the Convertible Notes due 2015 to be due and payable.  In the case of an event of default arising out of certain bankruptcy events (as set forth in the Indenture), the principal and accrued and unpaid interest (including additional interest or premium, if any), on the notes will automatically become due and payable.

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

We will be subject to additional risks if we enter into a joint venture, which could have a material adverse effect on the success of our operations, our financial position and our results of operations. We have recently been engaged in a process to identify and select a potential partner for our offshore Block Z-1, and we may enter into additional joint venture arrangements for our Block Z-1 and some of our other projects. These third parties may have obligations that are important to the success of the joint venture, including but not limited to the obligation to pay their share of capital and other costs and/or perform certain of the operations of the joint venture. The performance of these third party obligations, including the ability of the third parties to satisfy their obligations under these arrangements, is outside our direct control. If these parties do not satisfy their obligations under these arrangements, our business may be adversely affected.  Any joint venture arrangements we may enter into may involve risks not otherwise present when exploring and developing properties directly, including, for example:

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

The risks described above or the failure to continue any joint venture we may enter into or to resolve disagreements with any joint venture partners could adversely affect our ability to transact the business that is the subject of such joint venture and increase our expenses, which would in turn negatively affect our financial position and results of operations.

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

•                                   actions taken by the Organization of Petroleum Exporting Countries (“OPEC”);

•                                   the price and availability of alternative fuels; and

•                                   overall economic conditions.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas we can produce economically, if any, and, as such, may have a negative impact on our reserves.  A continuation of low or a further decline in oil and natural gas prices may materially affect our future business, financial condition, results of operations, liquidity and borrowing capacity, and may require a reduction in the carrying value of our oil and gas properties. While our revenues may increase if prevailing oil and gas prices increase significantly, exploration and production costs and acquisition costs for additional properties and reserves may also increase.  We currently do not enter into hedging arrangements or use derivative financial instruments such as crude oil forward and swap contracts to hedge our risk associated with fluctuations in commodity prices.

Failure to generate taxable income and realize our deferred tax assets in Peru could have a material adverse effect on our financial position and results of operations.  The assessment of deferred tax assets and of valuation allowances associated with deferred tax assets require management to make estimates and judgments about the realization of deferred tax assets, which realization will be primarily based on forecasts of future taxable income.  Such estimates and judgments are inherently uncertain.

We evaluate our deferred tax assets generated in Peru for realization annually or whenever there is an indication that they are not realizable.  The ultimate realization of our foreign deferred tax assets is dependent upon the generation of future taxable income in Peru within the time periods required by applicable tax statutes.  Should we determine in the future that it is more likely than not that some portion or all of our foreign deferred tax assets will not be realized, we will be required to record a valuation allowance in connection with these deferred tax assets.  Such valuation allowance, if taken, would be recorded as a charge to income tax expense and our financial condition and operating results would be adversely affected in the period such determination is made.

We may enter into hedging transactions that may prevent us from benefiting fully from price increases and may expose us to other risks.  Our new $75.0 million secured debt facility, as amended, will require us to consider entering into hedging transactions by April 2012.  Accordingly, in order to manage our exposure to international oil price risk in the marketing of our oil, we may periodically enter into oil price hedging arrangements with respect to a portion of our expected production.  We will not enter into derivative instruments for speculative trading purposes. While hedging transactions are intended to reduce the effects of volatile oil prices, they may also limit future income if oil prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

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

Recent changes in the financial and credit market may impact economic growth, and combined with the volatility of oil and natural gas prices, may also affect our ability to obtain funding on acceptable terms.  Global financial markets and economic conditions have been, and continue to be, disrupted and volatile.  Accordingly, the equity capital markets have become exceedingly distressed.  These issues, along with significant asset write offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions, have made, and will likely continue to make, it difficult to obtain debt or equity capital funding.

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

Our future operating revenue is dependent upon the performance of our properties. Our future operating revenue depends upon our ability to profitably operate our existing properties by drilling and completing wells that produce commercial quantities of oil and gas and our ability to expand our operations through the successful implementation of our plans to explore, acquire and develop additional properties. The successful development of oil and gas properties requires an assessment of potential recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact. No assurance can be given that we can produce sufficient revenue to operate our existing properties or acquire additional oil and gas producing properties and leases. We may not discover or successfully produce any recoverable reserves in the future, or we may not be able to make a profit from the reserves that we may discover. In addition, we regularly bring wells on or offline depending on technical performance, work-over requirements and, if applicable, testing period requirements.  In the event that we are unable to produce sufficient operating revenue to fund our future operations, we will be forced to seek additional third-party funding, if such funding can be obtained. Such options would possibly include debt financing, sale of equity interests, joint venture arrangements, or the sale of oil and gas interests. If we are unable to secure such financing on a timely basis, we could be required to delay or scale back our operations. If such unavailability of funds continued for an extended period of time, this could result in the termination of our operations and the loss of an investor’s entire investment.

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

•                                   suspension of our operations; or

•                                   repairs to resume operations.

If any of these risks occur, we may have to curtail or suspend any drilling or production operations and we could have our oil sales interrupted or suspended, which could have a material adverse impact on our financial condition, operations and ability to execute our business plan.

We conduct offshore exploration, exploitation and production operations off the coast of northwest Peru, all of which are also subject to a variety of operating risks peculiar to the marine environment. Such risks include collisions, allisions, groundings and damage or loss from adverse weather conditions or interference from commercial or artesian fishing activities. These conditions can cause substantial damage to facilities, tankers and vessels, as well as interrupt operations. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for exploration, exploitation and acquisitions or result in loss of equipment and properties.

Disruption of services provided by our vessels and tankers could temporarily impair our operations and delay delivery of our oil to be sold.  We depend on our marine fleet, which includes the deck barges BPZ-01, BPZ-02 and the crane barge Don Fernando to act as support vessels for our offshore operations in our Corvina and Albacora fields in Block Z-1. In addition, we have two tank barges, the Nuuanu and Namoku, under capital lease to use in support of our offshore oil production operations.  Both vessels are currently being used as a floating storage and offloading facility.  In addition, we have time chartered a double hull tank vessel to transport crude oil from our offshore production and storage facilities in the Corvina and Albacora fields to the Talara refinery approximately 70 miles south of the platform.  The oil is sold at current market prices under sales contracts with Petroperu.  Any disruption or delay of the services to be provided by our vessels or tanker because of adverse weather conditions, accidents, mechanical failures, insufficient personnel or other events could temporarily impair our operations, delay implementation of our business plan, and increase our costs.

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

Our management team has limited experience in the power generation business and we need additional funding to construct power generation and pipelines. Our plan of operation includes constructing power generation and pipelines in Peru, and in the future, potentially Ecuador.  However, the experience of our management team has primarily been in the oil and natural gas exploration and production industry and we have limited experience in the power generation business. We have hired a Director of Gas-to-Power.  However, we continue relying on consultants and outside engineering and technical firms to provide the expertise to plan and execute the power generation aspects of our strategy and we have not yet hired all necessary full-time employees to manage this line of business. If we do not have sufficient funds or if we are unable to successfully find partners to participate in our gas-to-power project, we will need to find alternative sources of funding for the construction of the power generation, which may not be available when needed or available on favorable terms.

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

•                                   unanticipated cost overruns;

•                                   possible delays in the acquisition of support equipment necessary for our gas turbines;

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

The ongoing construction and future operation of these facilities involve all of the risks described above, in addition to risks relating to the breakdown or failure of equipment or processes and performances below expected levels of output or efficiency. We intend to maintain commercially reasonable levels of insurance, where such insurance is available and cost-effective, and obtain warranties from vendors and obligate contractors to meet certain performance levels. However, the coverage or proceeds of any such insurance, warranties or performance guarantees may not be adequate to cover lost revenues or increased expenses. Any of these risks could cause us to operate below expected capacity levels, which in turn could result in lost revenues, increased expenses and higher costs.

The success of our gas-to-power project will depend, in part, on the existence and growth of markets for natural gas and electricity in Peru. Peru has a well-developed and stable market for electricity. Hydroelectric and gas-fired thermal power plants are the primary sources of electric generation with each source providing approximately 50%.  Hydroelectric plants are much less expensive to operate than plants that utilize natural gas, but they are subject to variable output based on rainfall and reservoir levels.  Peru has natural gas reserves and production, but does not have a well-developed natural gas infrastructure, particularly in northwest Peru where we operate. Our immediate business plan relies on the continued stability of the power market in Peru. We currently do not expect to complete our power plant until 2014. Our assessment of the future power market and demand in Peru could be inaccurate. We are subject to the following risks that:

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

•                  although we plan to enter into long-term contracts to sell a significant part of our future power production, there can be no assurance that we will be successful in obtaining such contracts or that they will be on favorable terms; and

•                  we will also be subject to the general commercial issues related to being in the power business, including the credit-worthiness of, and collections from future customers and the ability to profitably operate our future power plant.

The geographic concentration of our properties in northwest Peru and southwest Ecuador subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting that region specifically. The geographic concentration of our properties in northwest Peru and southwest Ecuador and adjacent waters means that some or all of our properties could be affected by the same event should that region, for example, experience:

•                  natural disasters such as earthquakes and/or severe weather (such as the effects of “El Niño,” which can cause excessive rainfall and flooding in Peru and Ecuador);

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

Along with the general instability that comes from international operations, we face political and geographical risk specific to working in South America. Presently, all of our oil and gas properties are located in South America, and specifically in Peru and Ecuador. The success and profitability of our international operations may be adversely affected by risks associated with international activities, including:

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

This instability of laws, expenses of operations and fluctuations in exchange rates may make our assumptions about the economic viability of our oil and gas properties incorrect. If these assumptions are incorrect, we may not be able to earn sufficient revenue to cover our costs of operations.

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

Similarly, in December 2011 President Humala replaced a significant part of his cabinet including the Prime Minister and the Minster of Energy & Mines, after the prime minister and cabinet members resigned following President Humala’s declaration of a state of emergency in the region of Cajamarca following seemingly intractable protests over the environmental issues of a major new mining development in the region.

Peru’s most recent municipal and regional political elections were held in November 2010.  The Peruvian Presidential and Congressional election was held in April 2011.  Mr. Ollanta Humala narrowly won the run-off Presidential election and took office on July 28, 2011.  The campaigning leading up to the elections caused heightened attention to various topics, including the regulation of oil and gas companies operating in Peru, and related environmental law compliance.  For example, Mr. Humala has called for increased environmental regulation, including additional regulation and oversight of the hydrocarbon and mining sectors, and regulation to combat global climate change and decrease the emission of greenhouse gases.  In addition, during his campaign Mr. Humala proposed to raise royalties on oil and gas production, which would help fund domestic social-regeneration projects.  The Humala administration also recently negotiated with mining companies to raise royalties and taxes on the mining sector in Peru.  While spokespersons for the new administration have stated the new administration intends to honor existing contracts, avoid nationalization and support continued development of oil and gas activities, as a result of these elections, a shift in policy could occur with respect to the regulation of oil and gas companies making it more difficult or expensive to operate in such an environment.

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

Our operations in Peru and Ecuador involve substantial costs and are subject to certain risks because the oil and gas industry in Peru and Ecuador is less developed when compared to the United States. Because the oil and gas industry in Peru and Ecuador is less developed than in the United States, our drilling and development operations, in many instances, will take longer to complete and may cost more than similar operations in the United States. The availability of technical expertise and specific equipment and supplies may be more limited or costly in Peru and Ecuador than in the United States.  If we are unable to obtain or unable to obtain without undue cost drilling rigs, equipment, supplies or personnel, our exploitation and exploration operations could be delayed or adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.  Furthermore, once oil and natural gas production is recovered, there are fewer ways to transport it to market for sale. Marine transportation for our offshore operations is subject to risks such as adverse weather conditions, collisions, groundings and other risks of damage or delay. Pipeline and trucking operations are subject to uncertainty and lack of availability. Oil and natural gas pipelines and truck transport travel through miles of territory and are subject to the risk of diversion, destruction or delay. We expect that such factors will continue to subject our international operations to economic and operating risks that companies with domestic operations do not experience.

We are subject to numerous foreign laws and regulations of the oil and natural gas industry that can adversely affect the cost, manner or feasibility of doing business. Our operations are subject to extensive foreign laws and regulations relating to the exploration for oil and natural gas and the development, production and transportation of oil and natural gas as well as electrical power generation.  Because the oil and gas industry in the countries in which we operate is less developed than elsewhere, changes in laws and interpretations of laws are more likely to occur than in countries with a more developed oil and gas industry.  Future laws or regulations, as well as any adverse change in the interpretation of existing laws or our failure to comply with existing legal requirements may harm our results of operations and financial condition. In particular, there are indications that the administration in Ecuador may increase state intervention in the economy via new legislation and tightening control of areas such as energy, which could have a significant impact on our investment in that country or our ability to operate in the future in that country. We may be required to make our share of contributions to large and unanticipated expenditures to comply with governmental regulations, such as:

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

•                                   environmental and safety requirements; and

•                                   unitization requirements.

Under these laws and regulations, we could be liable for our share of:

•                                   personal injuries;

•                                   property and natural resource damages;

•                                   unexpected employee compensation and benefit costs;

•                                   governmental infringements and sanctions; and

•                                   unitization payments.

If we fail to comply with the terms of certain contracts related to our foreign operations, we could lose our rights under each of those contracts. The terms of each of our contracts with the government of Peru, including our Peruvian oil and gas license contracts, require that we perform certain activities, such as seismic acquisition, processing and interpretations and the drilling of required wells in accordance with those contracts and agreements. We are also required to conduct environmental impact studies and environmental impact assessments and establish our ability to comply with environmental regulations.  Our failure to timely perform those activities as required could result in the suspension of our current production and sale of oil, the loss of our rights under a particular contract and/or the loss of the amounts we have posted as a guaranty for the performance of such activities, which would result in a significant loss to us.

We are subject to the Foreign Corrupt Practices Act (the “FCPA”), and our failure to comply with the laws and regulations thereunder could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.  We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials to secure any improper advantage for the purpose of obtaining or keeping business and/or other benefits. Since all of our oil and gas properties are in Peru and Ecuador, there is a risk of potential FCPA violations.  We have a FCPA policy and a compliance program designed to ensure that we, our employees and agents comply with the FCPA.  There is no assurance that such policy or program will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire.  Any violation of these laws could result in monetary penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

We are subject to complex environmental regulatory and permitting laws and regulations that can adversely affect the cost, manner and feasibility of our planned operations. The exploration for, and the development, production and sale of oil and gas in South America, and the construction and operation of power generation and gas processing facilities and pipelines in South America are subject to extensive environmental, health and safety laws and regulations. Our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. For example, we are required to obtain an environmental permit or approval from the government in Peru prior to conducting seismic operations, drilling a well or constructing a pipeline in Peruvian territory, including the waters offshore of Peru, where we intend to conduct future oil and gas operations. We are also required to comply with numerous environmental regulations in order to transition from exploration into commercial production in the Albacora field or any new fields we develop.  Additionally, environmental laws and regulations promulgated in Peru impose substantial restrictions on, among other things, the use of natural resources, interference with the natural environment, and the location of facilities, the handling and storage of hazardous materials such as hydrocarbons, the use of radioactive material, the disposal of waste, and the emission of noise and other activities. The laws create additional monitoring and reporting obligations in the event of any spillage or unregulated discharge of hazardous materials such as hydrocarbons. Failure to comply with these laws and regulations also may result in the suspension or termination of our planned drilling operations and subject us to administrative, civil and criminal penalties.

Our current permits and authorizations and our ability to obtain future permits and authorizations may, over time, be susceptible to increased scrutiny, resulting in increased costs, or delays in receiving appropriate authorizations. In particular, we may experience delays in obtaining permits and authorizations in Peru necessary for our operations.  We have currently suspended drilling in the Albacora field until our 3-D seismic acquisition program in Block Z-1 currently in progress is completed.  In 2009, we attempted to acquire 3-D seismic data in Block Z-1, but stopped our seismic acquisition program at the request of the government.  The environmental permit to acquire approximately 1,607 square kilometers (“kms”) of 3-D seismic data in our offshore Block Z-1 was granted by the Peruvian Ministry of Energy and Mines and we received it on November 3, 2011.  The survey will be followed by processing and subsequent interpretation of the acquired seismic data, resulting in detailed mapping of the identified structures, including the Corvina and Albacora fields, as well as future exploration prospects.

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

Compliance with, or breach of, laws relating to the discharge of materials into, and the protection of, the environment can be costly and could limit our operations. As an owner or lessee and operator of oil and gas properties in Peru and Ecuador, we are subject to various national, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, (i) impose liability on the owner or lessee under an oil and gas lease for the cost of property damage, oil spills, discharge of hazardous materials, remediation and clean-up resulting from operations; (ii) subject the owner or lessee to liability for pollution damages and other environmental or natural resource damages; and (iii) require suspension or cessation of operations in affected areas.

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

A cyber incident could result in information theft, data corruption, operational disruption, and/or financial loss.  Businesses have become increasingly dependent on digital technologies to conduct day-to-day operations. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. A cyber attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial-of service on websites.

The oil and gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. For example, software programs are used to interpret seismic data, manage drilling rigs, production equipment and gathering and transportation systems, conduct reservoir modeling and reserves estimation, and for compliance reporting. The use of mobile communication devices has also increased rapidly. The complexity of the technologies needed to extract oil and gas in increasingly difficult physical environments, such as deepwater, and global competition for oil and gas resources make certain information more attractive to thieves.

We depend on digital technology, including information systems and related infrastructure, to process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of oil and gas reserves and for many other activities related to our business. Our business partners, including vendors, service providers, purchasers of our production and financial institutions, are also dependent on digital technology.

Our technologies, systems, networks, and those of our business partners may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period.

A cyber incident involving our information systems and related infrastructure, or that of our business partners, could disrupt our business plans and negatively impact our operations in the following ways, among others:

•                  unauthorized access to seismic data, reserves information or other sensitive or proprietary information could have a negative impact on our competitive position in developing our oil and gas resources;

•                  data corruption, communication interruption, or other operational disruption during drilling activities could result in a dry hole cost or even drilling incidents;

•                  data corruption or operational disruption of production infrastructure could result in loss of production or accidental discharge; a cyber attack on a vendor or service provider could result in supply chain disruptions which could delay or halt one of our major projects, effectively delaying the start of cash flows from the project; a cyber attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing us from marketing our production or engaging in hedging activities, resulting in a loss of revenues; a cyber attack on a communications network or power grid could cause operational disruption resulting in loss of revenues;

•                  a deliberate corruption of our financial or operational data could result in events of non-compliance which could lead to regulatory fines or penalties; and

•                  significant business interruptions could result in expensive remediation efforts, distraction of management, damage to our reputation, or a negative impact on the price of our common stock.

Although to date we have not experienced any material losses relating to cyber incidents, there can be no assurance that we will not suffer such losses in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Competition for oil and natural gas properties and prospects is intense; many of our competitors have larger financial, technical and personnel resources that give them an advantage in evaluating and obtaining properties and prospects. We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil and natural gas and securing trained personnel and equipment. In addition, changes in Peruvian government regulation have enabled multinational and regional companies to enter the Peruvian energy market. We actively compete with other companies in our industry when acquiring new leases or oil and gas properties. Competition in our business activities has increased and will increase further, as existing and new participants expand their activities as a result of these regulatory changes. Many of our competitors possess and employ financial resources that allow them to obtain substantially greater technical and personnel resources than we have. For example, if several companies are interested in an area, Perupetro  may choose to call for bids, either through international competitive biddings or through private bidding processes by invitation, and award the contract to the highest bidder. These additional resources can be particularly important in reviewing prospects and purchasing properties. Our competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial, technical or personnel resources permit. Our competitors may also be able to pay more for productive oil and natural gas properties and exploratory prospects than we are able or willing to pay. On the acquisition opportunities made available to us, we compete with other companies in our industry for properties operated by third parties through a private bidding process, direct negotiations or some combination thereof. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted. The availability of properties for acquisition depends largely on the business practices of other oil and natural gas companies, commodity prices, general economic conditions and other factors we cannot control or influence.

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

Insurance does not cover all risks. Exploration for, and the production of, oil and natural gas can be hazardous, involving unforeseen occurrences such as blowouts, cratering, fires and loss of well control, which can result in (i) damage to or destruction of wells and/or production facilities, (ii) damage to or destruction of formations, (iii) injury to persons, (iv) loss of life, or (v) damage to property, the environment or natural resources. As a result, we presently maintain insurance coverage in amounts consistent with our business activities and to the extent required by our license contracts. Such insurance coverage includes certain physical damage to our and third parties’ property, hull and machinery, protection and indemnity, employer’s liability, comprehensive third party general liability, workers compensation and certain pollution and environmental risks. However, we are not fully insured against all risks in all aspects of our business, such as political risk, civil unrest, war, business interruption, environmental damage and reservoir loss or damage. Further, no such insurance coverage can insure for all operational or environmental risks. The occurrence of an event that is not insured or not fully insured could result in losses to us. For example, uninsured or under insured environmental damages, property damages or damages related to personal injuries could divert capital needed to implement our plan of operation. If any such uninsured losses are significant, we may have to curtail or suspend our drilling or other operations until such time as replacement capital is obtained, if ever, and this could have a material adverse impact on our financial position.

Risks Relating to Our Securities

Investor profits, if any, may be limited for the near future. In the past, we have never paid a dividend. We do not anticipate paying any dividends in the near future. Accordingly, investors in our common stock may not derive any profits from their investment in us for the foreseeable future, other than through any price appreciation of our common stock that may occur. Further, any appreciation in the price of our common stock may be limited or nonexistent as long as we continue to have operating losses. We have not been profitable and have accumulated deficits of operations totaling $334.8 million through December 31, 2011.  To date we have had limited revenue and no earnings from operations.  There can be no assurances that sufficient revenue to cover total expenses can be achieved until, if at all, we fully implement our operational plan.

Additional infusions of capital may have a dilutive effect on existing shareholders. To finance our operations we may sell additional shares of our common stock.  During the first quarter of 2010, we issued $170.9 million of Convertible Notes due 2015 that, if converted to common stock, could significantly increase the amount of our common shares outstanding by up to approximately 28.9 million shares.  We currently have $134.6 million in common stock available under an effective shelf registration statement, and another $500.0 million available under the same shelf registration statement for debt securities, common stock, preferred stock, depositary shares and securities warrants, subscription rights, units, and guarantees of debt securities or any combination thereof, which we may sell from time to time in one or more offerings pursuant to underwritten public offerings, negotiated transactions, at the market transactions, block trades or a combination of these methods. Our certificate of formation does not provide for preemptive rights.  Any additional equity financing that we receive may involve substantial dilution to our then-existing shareholders. Furthermore, we may issue common stock to acquire properties, assets, or businesses. In the event that any such shares are issued, the proportionate ownership and voting power of other shareholders will be reduced. In addition, we are authorized to issue up to 25,000,000 shares of preferred stock, the rights and preferences of which may be designated by our Board of Directors. If we issue shares of preferred stock, such preferred stock may have rights and preferences that are superior to those of our common stock.

Our operations may not generate sufficient cash to enable us to service our debt, including the Convertible Notes due 2015, the $40.0 million credit facility with Credit Suisse or the $75.0 million credit facility with Credit Suisse.  Our future cash flow may be insufficient to meet our debt obligations and commitments. Any insufficiency could negatively impact our business.  A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt, including the Convertible Notes due 2015, the $40.0 million credit facility with Credit Suisse or the $75.0 million credit facility with Credit Suisse. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control.

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•                                   refinancing or restructuring our debt;

•                                   selling assets;

•                                   reducing or delaying capital investments; or

•                                   seeking to raise additional capital.

However, any alternative financing plans that we undertake, if necessary, may not allow us to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

Shares eligible for future sale by our current shareholders may impair our ability to raise capital through the sale of our stock. As of December 31, 2011, we had 115.9 million shares of common stock issued and outstanding. In addition, we currently have outstanding 34.0 million shares of potentially dilutive securities, which mainly consist of approximately 28.9 million shares that are potentially convertible under our Convertible Notes due 2015 and 5.1 million options granted under our 2005 and 2007 Long-Term Incentive Compensation Plan, as amended.  We also have an additional 4.3 million shares of common stock allocated under our 2007 Long-Term Incentive Compensation Plan and our 2007 Directors’ Compensation Incentive Plan. The Convertible Notes due 2015 in the amount of $170.9 million were issued during the first quarter of 2010.  The possibility that substantial amounts of shares of our common stock may be sold in the public market may cause prevailing market prices for our common stock to decrease and thus could impair our ability to raise capital through the sale of our equity securities.

Our officers, directors, entities affiliated with them and certain institutional investors may exercise significant control over us. In the aggregate, our management and directors own or control approximately 8.5% of our common stock, and several institutional investors own approximately another 29.7% of our common stock, issued as of December 31, 2011.  These shareholders own in total approximately 38.2%, and, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

Our corporate organizational documents and the provisions of Texas law, which we are subject to, may delay or prevent a change in control of us that some shareholders may favor.  Our certificate of formation and bylaws contain provisions that, either alone or in combination with the provisions of Texas law described below, may have the effect of delaying or making it more difficult for another person to acquire us by means of a hostile tender offer, open market purchases, a proxy contest or otherwise. These provisions include:

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

•                  Provisions of Texas law, which we did not elect out of in our certificate of formation, that restrict business combinations with “affiliated shareholders” and provide that directors serving on staggered boards of directors, such as ours, may be removed only for cause.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Offices

Our corporate headquarters office is in Houston, Texas, where we lease approximately 20,400 square feet of office space under a lease agreement which expires in February 2016. We sublease approximately 4,900 square feet of our office space to a tenant under a sublease agreement which expires in December 2012. We also currently lease administrative offices and warehouses in Peru. The administrative office and warehouse leased areas are approximately 22,500 square feet and 101,000 square feet, respectively. The administrative office lease expires in July 2014 and the warehouse lease expires in December 2014. Additionally, we lease an administrative office in Quito, Ecuador of 829 square feet under a month-to-month lease.

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

The following table is a summary of our properties in northwest Peru. As of December 31, 2011, only acreage in Block Z-1 has been partially developed.

PROPERTY	BASIN	BPZ’S OWNERSHIP	LICENSE CONTRACT SIGNED	UNDEVELOPED ACRES	DEVELOPED ACRES	PRODUCTIVE WELLS (1) (2) (3)

Block Z-1	Tumbes/Talara	100%	November 2001	554,200	800	11
Block XIX (4)	Tumbes/Talara	100%	December 2003	473,000
Block XXII	Lancones/Talara	100%	November 2007	912,000
Block XXIII	Tumbes/Talara	100%	November 2007	230,000
Total				2,169,200	800	11

(1)                                 Does not include the CX11-16X well which tested quantities of gas which we believe to be of commercial amounts and is currently shut-in. Until such time as sufficient funding has been secured and the necessary infrastructure is in place for our gas-to power project, we cannot classify any of these reserves as proved SEC reserves nor refer to the well as productive.

(2)                                 Includes all oil producing wells we have developed.  At December 31, 2011, five of these wells were under production and six wells were producing intermittently.

(3)                                 Does not include the CX11-22D or A-12F wells as these wells have either been converted or are being considered to be converted to either water or gas reinjection wells.

(4)                                 Does not include the PLG-1X well as this well was declared a dry hole during the fourth quarter of 2011. See Description of Block XIX and License Contract below and see Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for further information.

Description of Block Z-1 and License Contract

Block Z-1, a coastal offshore area encompassing approximately 555,000 acres, is situated at the southern end of the Gulf of Guayaquil in northwest Peru. Geologically, the block lies within the Tumbes Basin.  From the coastline, water depths increase gradually. The average water depth of the area is approximately 200 feet and approximately 10% of the area has depths ranging from 500 feet up to 1,000 feet. Located within Block Z-1 are five structures which were drilled in the 1970s and 1980s by previous operators, including Tenneco Inc. and Belco Oil and Gas Corporation (“Belco”). These structures are known as the Albacora, Barracuda, Corvina, Delfin and Piedra Redonda fields. With the exception of the Barracuda field, the other four fields have exploration wells drilled that tested positive for oil or gas in what we believe to be economic quantities while drilling at depths ranging from 6,000 to 12,000 feet. However, at the time the wells were drilled, it was not considered economic to produce and sell natural gas from the fields. Consequently, the wells were either suspended or abandoned.

In the Corvina field, five wells were drilled, including two wells drilled by Tenneco Inc. in the mid-1970s and three wells drilled by Belco in the late 1970s and early 1980s. Two drilling and production platforms were set up by Belco during this period and are still in place in the Corvina field.  The first platform is located in the East Corvina prospect field and, based on the engineering study, we have concluded that the platform is not considered suitable for our future development plans and therefore requires us to build a new platform prior to initiating any drilling activities in this section of the Corvina field. The second platform, CX-11, is located in the West Corvina development field and is currently being used in our West Corvina drilling and production activities.  All five of the previously drilled wells in the Corvina field encountered indications of natural gas and apparent reservoir-quality formations.

In the Albacora field, three wells were drilled and produced oil for a very limited time. The original drilling and production platform set up by Tenneco Inc. during this period is still in place in the Albacora field and has been repaired and refurbished by us. The Albacora field is located in the northern part of our offshore Block Z-1.  It consists of approximately 7,500 acres and, is located in water depths of less than 100 feet.

In the Piedra Redonda field, two wells were drilled by Belco in the late 1970s and early 1980s. Indications of natural gas were present in both wells. One well was completed, while the other well encountered abnormally high pressures and was abandoned for mechanical reasons prior to reaching its intended total depth.  After conducting engineering feasibility studies, we have determined the existing platform located in the Piedra Redonda field is not suitable for our future development plans and therefore we must consider other options for development in this field.  In any development plan, we do not expect to recomplete the previously drilled and completed well by Belco due to uncertainty of the mechanical condition and potentially high wellhead pressure of the well.

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

The license contract provides for an initial exploration phase of seven years, and can be extended under certain circumstances an additional six years up to thirteen years. Each period has a commitment for exploration activities and requires a financial guarantee to secure the performance of the work commitment during such period.  Block Z-1 is currently in the fourth and final exploration period.  This period was initially scheduled to expire in November 2009.  However, as a result of suspension of the seismic data survey at the request of the Ministry of Energy and Mines in 2009, the fourth period was extended until November 2011.  We received approval from the Ministry of Energy and Mines to conduct seismic survey in November 2011 however, the revised timeline for the remaining exploration period has not been finalized. The fourth exploration period requires the drilling of an additional exploratory well or other equivalent work commitments, such as conducting a seismic data survey.  A performance bond of $1.0 million was posted for cash collateral of $1.0 million related to the fourth exploration period. The performance bond will be released at the end of the exploration period if the work commitment for that period has been satisfied. In addition, we are required to make technology transfer payments related to training costs of Perupetro professional staff during the exploration phase of $50,000 per year.

On November 21, 2007, we submitted a letter to Perupetro declaring a commercial discovery in the Block Z-1 field.  On May 19, 2008 we filed the field development plan (“FDP”) with Perupetro.  In November 2010, after obtaining an extension of our original proposed First Date of Commercial Production (“FDCP”), we placed the Corvina field into commercial production.  The Albacora field is subject to the well testing program until we place the Albacora field into commercial production.  We have installed all of the equipment necessary for the reinjection of gas and water at the Albacora platform, completed tie-ins and tested the equipment, and are working on the final environmental permit to allow us to commission the equipment to start commercial production in Albacora.  In the meantime, we have obtained a permit that allows us to flare gas from A-14XD, A-13E and A-9G wells until the permit is obtained.  Our request was granted by the DGH to permit testing on the A-12F to allow a determination to be made whether to use this well as either a gas injector or oil producer.

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

The seven-year exploration phase is divided into five periods of 18 months, 24 months, 15 months, 15 months and 12 months, respectively. We are in the fourth exploration period.  After satisfying our commitments under the third exploration period by drilling the PLG-1X well in 2011, the fourth exploration period is under suspension while the approval of an environmental impact study by the DGAAE is obtained to conduct a limited 3-D seismic survey.  Once approval is obtained, we will reestablish timelines for the remaining exploration periods.

As of December 31, 2011, we had a $585,000 bond posted for $292,500 in cash collateral as required under the license contract. The fifth exploration period will require a performance bond of $585,000. The performance bond amounts are not cumulative, and will be released at the end of each exploration period if the work commitment for that period has been satisfied. In addition, we are required to make technology transfer payments related to training costs of Perupetro professional staff during the exploration phase in the amount of $5,000 per year. We must declare a commercial discovery no later than the end of the last exploration period, including any extensions or deferments.

Under the terms of the Block XIX License Contract, we are required to relinquish 20% of the least prospective licensed acreage by the end of the fourth exploration period.  Accordingly, we intend to retain the most prospective acreage identified.  At the end of the exploration phase, we may keep the remainder of the contract area, provided we commit to purse and implement an additional work program every two years, up to a maximum of four years. The additional exploration commitment requires us to drill one exploratory well, or conduct certain exploratory working equivalent units, every two years for up to a maximum period of four years, in order to keep the remaining contract area.  If we decide not to continue this minimum work program, we will only be allowed to keep the area over the fields discovered, plus a technical security zone around those areas.

Description of Block XXII and License Contract

On November 21, 2007, we signed a license contract whereby we acquired a 100% interest in Block XXII.  Block XXII is located onshore in northwest Peru within the Lancones Basin of Cretaceous—Upper Eocene Age and covers an area of approximately 912,000 acres. The Lancones Basin is primarily an exploratory area and has had limited drilling and seismic activity.  The southern sector of this block also covers the productive Talara basin of northwest Peru, near the Talara Refinery.  The exploration period of the license contract extends over a seven-year period divided into five periods of four periods of 18 months and a final period of 12 months.  Under certain circumstances, the exploration periods may be extended for an additional period of up to three years.  We are in the second exploration period and are currently awaiting the approval of an environmental impact study by the DGAAE in order to drill a well. Once approval is obtained, we will reestablish timelines for the remaining exploration periods. Drilling of the well in Block XXII is not expected to begin earlier than 2013.   In each subsequent period after the first 18 month period, we are required to drill an exploratory well or perform other equivalent work commitments.  If a commercial discovery is made during the exploration period, the contract will allow for the exploration and production of oil for a period of 30 years from the effective date of the contract and the exploration and production of gas for a period of 40 years. In the event a block contains both oil and gas, the 40-year term may apply to oil exploration and production as well. Royalties under the contract vary from 15% to 30% based on production volumes.  Royalties start at 15% if production is less than 5,000 Boepd and are capped at 30% if production surpasses 100,000 Boepd.

In connection with the second exploration period, we were required to obtain a $650,000 performance bond that is secured by cash collateral in the amount of $350,000. Performance bond amounts are not cumulative, and will be released at the end of each exploration period if the work commitment for that period has been satisfied.

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

Description of Block XXIII and License Contract

On November 21, 2007, we signed a license contract whereby we acquired a 100% interest in Block XXIII, which consists of approximately 230,000 acres and is located onshore in northwest Peru between Blocks Z-1 and XIX.  This block is located in the Tumbes basin, although in its southern section, Talara Basin, sediments may be found deeper.  The sections of the Tumbes and Talara Basins in Block XXIII are primarily exploratory areas and have had limited drilling and seismic activity.  The exploration period of the license contract extends over a seven-year period divided into two periods of 18 months and two periods of 24 months.  We are in the second exploration period; however, the 18-month timeframe to conduct exploration activities is on suspension until an approval of an environmental impact study, by the DGAAE, in order to drill a well is obtained.  Once approval is obtained, we will reestablish timelines for the remaining exploration periods. If a commercial discovery is made during the exploration period, the contract will allow for the exploration and production of oil for a period of 30 years from the effective date of the contract and the exploration and production of gas for a period of 40 years. In the event a block contains both oil and gas, the 40-year term may apply to oil exploration and production as well. Royalties under the contract vary from 15% to 30% based on production volumes.  Royalties start at 15% if production is less than 5,000 Boepd and are capped at 30% if production surpasses 100,000 Boepd.

In connection with the second exploration period, we were required to obtain a performance bond of $3,390,000  that is secured by cash collateral in the amount of $1,695,000. Performance bond amounts are not cumulative, and will be released at the end of each exploration period if the work commitment for that period has been satisfied.

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

Proved Reserves

Our estimated proved oil reserve quantities were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers.  NSAI was chosen based on its knowledge and experience of the region in which we operate.  Numerous uncertainties arise in estimating quantities of proved reserves and projecting future rates of production and the timing of development expenditures.  These uncertainties are greater for properties which are undeveloped or have a limited production history, such as our properties in Northern Peru.  Our actual reserves, future rates of production and timing of development expenditures may vary substantially from these estimates.  See Item 1A “Risk Factors,” Our reserve estimates depend on many assumptions that may turn out to be inaccurate” for further information.   All of our proved reserves are in the Corvina and

Albacora fields.  Our net quantities of proved developed and undeveloped reserves of crude oil and standardized measure of future net cash flows are reflected in the table below.  For further information about the basis of presentation of these amounts, see the “Supplemental Oil and Gas Disclosures (Unaudited)” under Item 8, “Financial Statements and Supplementary Data” contained herein.

As of December 31, 2011, we owned a 100% working interest in the Corvina and Albacora fields that require Peruvian government royalties of 5% to 20% of revenue depending on the level of production.  The effect of these royalty interest payments is reflected in the calculation of our net proved reserves.  Our estimate of proved reserves has been prepared under the assumption that our license contract will allow production for the possible 40-year term for both oil and gas, as more fully discussed under “Description of Block Z-1” above.

Net Proved Crude Oil Reserves and Future Net Cash Flows

As of December 31, 2011

Based on Average First Day-of-the-Month Fiscal-Year Prices

	Actual	Estimated Future Capital Expenditures
	(In MBbls)	(In thousands)
Proved Developed Producing (1)	4,468	$31,128
Proved Developed Not Producing	2,078	9,400
Proved Undeveloped	28,156	337,600
Total	34,702	$378,128

Standardized Measure of Discounted Future Net Cash Flows, Discounted @ 10% (in thousands)	$1,533,733

(1) Estimated future capital expenditures includes amount expected to be incurred in 2012 for the CX-15 platform that is expected to be placed in operation at the Corvina field.

These estimates are based upon a reserve report prepared by NSAI, independent petroleum engineers.  NSAI used internally developed reserve estimates and criteria in compliance with the SEC guidelines based on data provided by us.   See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Proved Reserves,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Standardized Measure of Discounted Future Net Cash Flows” and “Supplemental Oil and Gas Disclosure,” in Item 8. “Financial Statements and Supplementary Data.” NSAI’s report is attached as Exhibit 99.1 to this Form 10-K.

The reserve volumes and values were determined under the method prescribed by the SEC, which, effective December 31, 2009, requires the use of an average oil price, calculated as the twelve-month first day of the month historical average price for the twelve-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.  Prior to December 31, 2009, the SEC rules required the use of year-end prices.

As of December 31, 2011, we did not have any proved undeveloped reserves previously disclosed that have remained undeveloped for five years or more.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

Our policies regarding internal controls over the recording of reserves estimates requires reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles.

Our Chief Operating Officer is responsible for compliance in reserves bookings and utilizes the reserves estimates made by our third party reserve consultant, NSAI, for the preparation of our reserve report. Our Chief Operating Officer is a chemical engineer with over 35 years of supervisory and operating experience in the domestic and international oil and gas industry.  He holds a Bachelor of Science Degree in Chemical Engineering from Louisiana State University.

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

The reserves estimates shown herein have been independently audited by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical persons primarily responsible for auditing the estimates set forth in the NSAI audit letter incorporated herein are Mr. Dan Smith and Mr. John Hattner.  Mr. Smith has been practicing consulting petroleum engineering at NSAI since 1980.  Mr. Smith is a Licensed Professional Engineer in the State of Texas (No. 49093) and has over 30 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves.  He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering.  Mr. Hattner has been practicing consulting petroleum geology at NSAI since 1991.  Mr. Hattner is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 559) and has over 30 years of practical experience in petroleum geosciences, with over 20 years experience in the estimation and evaluation of reserves.  He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary’s College of California in 1989 with a Master of Business Administration Degree.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Reserve Technologies

The SEC’s revised rules, effective as of year-end 2009 reporting, expanded the technologies that a company can use to establish reserves. The SEC now allows use of techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. We used a combination of production and pressure performance, wireline wellbore measurements, analytical and simulation studies, offset analogies, seismic data and interpretation, geological data, interpretation, and modeling, wireline formation tests, geophysical logs and core data, and laboratory fluid studies to calculate our reserves estimates.

Development of Proved Reserves

As of December 31, 2011, we had proved reserves of 34.7 MMBbls which represents a decrease from the proved reserves at December 31, 2010 of 38.9 MMBbls.  The proved reserves associated with proved developed producing wells decreased by 0.9 MMBbls to 4.5 MMBbls in 2011 from 5.4 MMBbls in 2010.  Reductions to proved developed non—producing reserves were 4.7 MMBbls, bringing the total of proved developed non—producing reserves at December 31, 2011 to 2.1 MMBbls compared to 6.8 MMBbls in 2010.  The reserves associated with proved undeveloped areas increased by 1.5 MMBbls to 28.1 MMBbls at December 31, 2011 from 26.6 MMBbls in 2010.

Production, Average Sales Price and Production Costs.

The following table presents our oil sales volumes, average realized sales prices per Bbl and average production costs per Bbl for the indicated periods.

			Average
	Sales (1)	Average Sales	Production
	Volumes (MBbls)	Price	Cost (2)

2011	1,379.6	$101.01	$36.82
2010	1,517.7	$72.53	$21.47
2009	962.6	$54.49	$29.21

(1)          We inventory our oil that has not been sold.  Therefore, per unit costs, after allocating operating costs to inventory, are based on sales volume.

(2)          Production costs include oil production, transportation and workover costs as well as field maintenance and repair costs.

Acreage; Productive Wells

The following table shows approximately the number of developed and undeveloped acres as of December 31, 2011:

Acres
Developed	800
Undeveloped	2,169,200
Total acreage	2,170,000

The number of productive development wells at December 31, 2011, 2010 and 2009 were 11.0, 10.0 and 7.0, respectively.

Drilling Activity

The number of productive oil wells drilled in 2011, 2010 and 2009 were 2.0, 3.0, and 3.0, respectively.  We drilled one exploratory well in 2011, the PLG-1X, which we deemed to be a dry hole in the fourth quarter 2011.  We drilled one exploratory well in 2010, the A-17D, which we deemed to be a dry hole in September 2010.  In connection with the declaration as a dry hole of the A-17D well we also wrote off the two previous attempts to drill this well, the A-15D and the A-16D wells.  We did not drill any exploratory wells or have any dry holes in 2009.  The following lists our successful development wells that were drilled during the year ended December 31, 2011:

Albacora Field	Exploratory/Development	Drilling Depth (feet)	Date Objective Drilled/Tested

A-13E	Development	11,867	3th quarter
A-9G	Development	12,500	3th quarter

Successful exploratory and development wells refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated. For the purpose of this table, the term “completed” refers to the installation of equipment for the production of oil or natural gas.

In the fourth quarter of 2011, we also completed the drilling of the A-12F development well with a total drilling depth of 12,665 feet.  However, as we are considering using one of the wells, the A-12F,  the A-13E, or the A-9G, as a gas injection well we are only including two of the three wells in the chart above.

2012 Activities

Corvina Field

During 2012, the reservoir management program, initiated during the fourth quarter of 2011, has, thus far, stabilized production from the field. The field is contributing approximately 75% of our total oil production. Management plans to install hydraulic jet pumps on the CX11-14D and CX11-18XD wells to stimulate and enhance the performance of these wells.

The contracts to fabricate, mobilize and install the new CX-15 platform, which includes all of the necessary production and reinjection equipment, at the Corvina field were signed in the third quarter of 2011.  Fabrication is ongoing.  Installation in Peru remains scheduled for the third quarter of 2012 with first production expected during the fourth quarter of 2012.

Albacora Field

During 2012, the field has, thus far, consistently contributed approximately 25% to our total oil production.  We are evaluating how best to proceed developing the Albacora field. Of the three existing wells, the A-13E, the A12F and the A-9G, we are considering using one as a gas injector, with the other two wells being oil and gas producers.  The gas flaring permit previously requested to open the A-12F well to test targeted oil zones and determine whether gas injection is optimal in either the A-12F or A-13E wells was approved in early 2012.  While the evaluation of which well to use as a gas injector is being made, we have installed a hydraulic jet pump on the A-9G well to assist in performance.

While we have not received the permit to reinject gas at the Albacora field, we have installed and tested the production, and gas and water reinjection equipment and are ready to reinject the gas and water once the environmental permit is received.  In the meantime, we have obtained a permit that allows us to flare gas from A-14XD, A-13E and A-9G wells until the permit is obtained.

Block Z-1 Seismic Acquisition

The seismic survey to acquire approximately 1,607 square kms of 3-D seismic has begun and is expected to be completed during the second quarter of 2012.  We have acquired approximately 800 square kms to date of data.  After the seismic data is acquired, the data will be processed and interpreted.

Block XXII

With the three leads and one prospect defined by the two dimensional (“2-D”) seismic data, we have notified Perupetro that our commitment for the second exploration period will be the drilling of one well.  The timing of the actual drilling will depend on approval of the environment assessment, which is currently being prepared, and subsequent receipt of the necessary permits.  Drilling on Block XXII is expected no earlier than 2013.

Block XXIII

In May 2011, we received an extension from Perupetro for the first exploration period in Block XXIII, which expired in December 2011.  As a result of the completion of the first exploration period, we are reestablishing timelines for the remaining exploration periods. This extension allowed us more time to process and interpret the 3-D seismic data and 2-D seismic data we acquired.  The processing of both the 2-D and 3-D seismic acquired by us for Block XXIII has been completed and is being evaluated.  We have begun the process to obtain environmental permits for the potential drilling of prospects identified by the data in Block XXIII.

Marine Operations

During the first quarter of 2012, the third party operator previously contracting the PX-18 rig and BPZ-02 vessel has returned the rig and vessel to us in accordance with the terms of the contract.  The rig is expected to remain idle unless we exercise a cancellation option.  The BPZ-02 will return to supporting our exploration and production activities in Block Z-1.

Property in Ecuador

Through our wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we also own a 10% non-operated net profits interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The Santa Elena Property (operated by Pacifpetrol) is located west of the city of Guayaquil along the coast of Ecuador. Almost 3,000 wells have been drilled in the field since production began in the 1920s. There are approximately 1,300 active wells which produce approximately 1,300 barrels of oil per day. The majority of the wells produce intermittently by gas lift, mechanical pump or swabbing techniques. Crude oil is gathered in holding tanks and pumped via pipeline to an oil refinery in the city of Libertad, Ecuador. The agreement covering the property extends through May 2016.

ITEM 3. LEGAL PROCEEDINGS

Navy Tanker Litigation

On October 24, 2007, Tecnomarine SAC, a contractor to BPZ E&P, entered into two short-term agreements with the Peruvian Navy’s commercial branch to charter two small tankers for use in our offshore oil production operation.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire. Neither of the Peruvian governmental agencies charged with investigating the incident found fault with Tecnomarine SAC or our subsidiary, BPZ E&P.  A lawsuit was nonetheless filed on December 18, 2008 in the 152nd Judicial District Court of Harris County, Texas by two crewmembers and the family and estate of two deceased sailors injured in the incident, claiming negligence and gross negligence on the part of BPZ Resources, Inc. and BPZ Energy, LLC, parent entities of BPZ E&P, that were not parties to the charter agreement and were not involved in the operations. Based on our assessment of the available facts, including the fact that none of the Peruvian government-sanctioned investigations into the Supe incident found fault on the part of Tecnomarine SAC or BPZ E&P, we do not believe the outcome of the legal proceeding will have a material adverse effect on our financial condition, results of operations or cash flows. We are vigorously defending this action but caution that there is inherent risk in litigation, which is difficult to quantify, especially at the early stage of litigation proceedings. In any event, we believe that any monetary damages arising from the incident would be adequately covered by insurance policies, after a customary deductible.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, no par value, is listed on the New York Stock Exchange (“NYSE”) under the symbol “BPZ.”

On October 18, 2011, we announced that we had been approved to list our common stock on the Bolsa de Valores Exchange in Lima, Peru (BVL) under the symbol “BPZ.”

The following table sets forth, for the periods indicated, the high and low prices of a share of our common stock as reported on the NYSE.

	High	Low

2011
Fourth quarter	$3.54	$2.40
Third quarter	4.38	2.07
Second quarter	5.57	2.91
First quarter	6.83	4.41

2010
Fourth quarter	$4.94	$3.26
Third quarter	4.85	3.03
Second quarter	7.47	4.08
First quarter	9.85	5.63

Holders

As of March 13, 2012, we had approximately 134 shareholders of record, and an estimated 15,986 beneficial owners of our common stock.

Dividends

We currently intend to retain all future earnings to fund the development and growth of our business.  We have never paid cash or other dividends on our stock.  In addition, our $75.0 million secured debt facility restricts us from paying dividends until after July 6, 2012 so long as immediately before the dividend payment is made and immediately after giving effect to the dividend on a pro forma basis there is no default and the consolidated leverage ratio for the most recently ended fiscal quarter and the three immediately preceding fiscal quarters is less than 2.00:1.00.

For the foreseeable future, we intend to retain earnings, if any, to meet our working capital requirements and to finance future operations. Accordingly, we do not plan to declare or distribute cash dividends to the holders of our common stock in the foreseeable future.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

As of the date of this filing, we have not repurchased any of our equity securities and have not adopted a stock repurchase program.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Note-11 — “Stockholders’ Equity” of the Notes to Consolidated Financial Statements in Item 8 herein.

Performance Graph

The following graph compares the cumulative total shareholder return for the our Common Stock to that of (i) the Russell 2000 Stock Index, and (ii) a Company peer group of five independent oil and gas exploration companies selected by us, for the period indicated as prescribed by the SEC’s rules. The companies in our selected peer group are Toreador Resources Corp., Contango Oil & Gas, Co, Harvest Natural Resources, Inc., Far East Energy Corp, and Carrizo Oil & Co Inc.  “Cumulative total return” is defined as the change in share price during the measurement period, plus cumulative dividends for the measurement period (assuming dividend reinvestment), divided by the share price at the beginning of the measurement period. The graph assumes $100 was invested on January 1, 2006 in our Common Stock, the Russell 2000 Stock Index and a Company peer group.

	2006	2007	2008	2009	2010	2011
BPZ Resources, Inc.	$100	$273	$156	$232	$116	$69
Russell 2000 Stock Index	100	97	63	79	99	94
Peer Group Composite	100	140	91	99	134	108

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and the notes thereto included under Item 8. — “Financial Statements and Supplementary Data”.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007 (1)
	(In thousands, except per share and per barrel information)
Operating Results:
Total net revenue	$143,740	$110,464	$52,454	$62,955	$2,350

Operating and administrative expenses:
Lease operating expense	50,792	32,585	28,113	11,649	755
General and administrative expense	38,600	32,655	33,258	42,094	18,548
Geological, geophysical and engineering expense	9,315	19,107	7,768	794	4,045
Dry hole costs	13,082	32,778	—	—	—
Depreciation, depletion and amortization expense	38,944	33,755	25,803	16,062	793
Standby costs	4,529	7,487	—	—	—
Other expense	—	12,889	—	—	—

Total operating and administrative expenses	155,262	171,256	94,942	70,599	24,141

Operating loss	(11,522)	(60,792)	(42,488)	(7,644)	(21,791)

Other income (expense):
Income from investment in Ecuador property, net	412	740	1,208	718	264
Interest expense	(19,772)	(11,618)	—	—	—
Loss on derivatives	(2,046)	—	—	—	—
Interest income	453	272	215	319	855
Other income (expense)	1,083	19	(1,312)	102	201

Total other income (expense)	(19,870)	(10,587)	111	1,139	1,320

Loss before income taxes	(31,392)	(71,379)	(42,377)	(6,505)	(20,471)

Income tax expense (benefit)	2,435	(11,608)	(6,575)	3,141	39

Net loss	$(33,827)	$(59,771)	$(35,802)	$(9,646)	$(20,510)

Basic and diluted net loss per share	$(0.29)	$(0.52)	$(0.35)	$(0.12)	$(0.33)

Basic and diluted weighted average common shares outstanding	115,367	114,919	103,362	77,390	61,660

Oil sales price per barrel, net	$101.01	$72.53	$54.49	$76.23	$81.78
Operating cost per barrel	$36.82	$21.47	$29.21	$14.11	$26.26

Balance Sheet Data:
Working Capital/(Deficit)	$49,180	$22,703	$7,385	$(30,562)	$1,549
Property, equipment and construction in progress, net	381,602	342,507	262,517	193,934	100,366
Total assets	537,333	470,307	349,172	235,365	129,619
Total long-term debt	248,384	156,750	22,581	15,018	15,537
Stockholders’ equity	222,452	251,326	271,957	159,180	90,740

Cash Flow Data:
Cash flow provided by/(used in) operating activites	47,121	(5,125)	(30,785)	48,722	(15,171)
Cash flow used in investing activities	(93,883)	(158,104)	(90,005)	(102,185)	(58,464)
Cash flow provided by financing activities	93,182	156,834	133,620	51,266	55,825

(1)                                 In our Form 10-K for the year ended December 31, 2009, we restated our weighted average common shares outstanding presentation to show the merger earn-out shares when issued for each period presented instead of retroactively increasing the prior periods common shares outstanding.  The effect of this transaction decreased the weighted average outstanding share count for the year ended December 31, 2007 by 7.5 million shares.

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

•                  Fabricating a new drilling and production platform (the CX-15) to be installed in the third quarter of 2012 to continue development in the Corvina field;

•                  Conducting a 3-D seismic survey in Block Z-1 beginning during the first quarter of 2012, to assess the viability of further exploration and development activities within the block;

•                  Commissioning permanent production and injection facilities on the Albacora platform for gas and water injection;

•                  Continuing acquisition, processing and interpretation of seismic data both onshore and offshore to better understand the characteristics and potential of our properties;

•                  Planning an on-shore drilling campaign to explore and appraise our properties and meet our applicable license requirements;

•                  Identifying potential partners for our offshore Block Z-1 and other operations;

•                  Continuing development of our gas-to-power project to monetize our natural gas reserves, which we have identified in Corvina but for which no market has yet been secured and related financing has yet to be obtained; and

•                  Securing the required capital and financing to conduct the current plan of operation.

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

Extended Well Testing Regulation

On December 13, 2009, legislation regulating well testing in Peru became effective under a Supreme Decree issued by the government of Peru.  The regulation provides that all new wells may be placed on production testing for up to six months.  If the operator believes additional time for testing is needed to properly evaluate the productive capacity of the field, and can technically justify such need, a request for the well to enter into an EWT period must be submitted to the DGH, the agency of the Ministry of Energy and Mines responsible for regulating the optimum development of oil and gas fields.  After the initial six-month period or after an approved EWT program expires, the operator will be required to have the necessary gas and water reinjection equipment in place to continue producing the well according to existing environmental regulations and place the field in commercial production under the license contract.  Additionally, during both the initial six-month testing period and any extended period that may be granted, we must also obtain gas flaring permits for each well in order for us to be in compliance with Peruvian environmental legislation.

Corvina Field Transition into Commercial Production

The Corvina field was put into commercial production on November 30, 2010 in accordance with the revised First Date of Commercial Production approved by Perupetro, and is no longer subject to the EWT regulations described above.

With respect to other fields, unless additional EWT periods are approved, upon expiration of all such periods, all production would cease until we meet the requirements to transition into commercial production, including installation of water and gas reinjection facilities.

Extended Well Testing Program

We had been producing oil from the Albacora field since December 2009 through late January 2011, at which time the extended well testing permit and associated gas flaring permit expired. In January 2011, we received notice from Perupetro that our application for extended well testing on the A-14XD well had been denied, and accordingly, we shut-in production from the well.

In April 2011, we received authorization from the Ministry of Energy and Mines of Peru for interference testing, along with associated gas flaring, covering a four-month period beginning June 1, 2011. The permits were for the A-14XD, A-9G, and A-13E oil wells, with the latter two having been drilled by a previous operator, and which were all shut-in at the Albacora platform.  As a result, work related to interference testing of the A-9G and A-13E wells began in May 2011.  Additionally, we reopened the A-14XD well in June 2011.  We reopened the A-13E well in July 2011, the A-9G well in September 2011 and the A-12F in November 2011, with each well producing intermittently, during our interference testing program.

In July 2011, we received an EWT permit with related gas flaring allowances that permitted continued testing operations on the three wells once the initial interference testing program ended, in September 2011. This permit allows the Company to produce all three wells, by opening new zones, simultaneously through February 2012.

In February 2012, we received permits from the DGH to continue well testing on A-14XD, A-9G and A-13E wells until July 1, 2012, or until we receive the required environmental permit for gas injection, whichever comes first.  In addition, our request was granted by the DGH to permit testing on the A-12F to allow a determination to be made whether to use this well as either a gas injector or oil producer.

The Albacora field is subject to the EWT regulations until we receive the required environmental permit to inject gas.

With respect to any additional EWT and gas flaring permits that are requested, we can give no assurance that the DGH or the Ministry of Energy and Mines will grant approval of any current or future permits requested by us.

Oil Development

General

We plan to conduct additional drilling activities based in part on an ongoing assessment of economic efficiencies, license contract requirements, likely success and logistical issues such as scheduling, required maintenance and replacement of equipment.  This assessment could result in increased emphasis and activities on a given prospect and conversely, could result in decreased emphasis on a given prospect for a period of time.  In particular, we will assess allocation of our current resources among the Corvina, Albacora, and other Block Z-1 prospects and certain onshore prospects, along with our gas-to-power project.

Seismic Data Acquisition

We initially attempted to conduct a 3-D seismic survey for Block Z-1 in late 2009, but suspended the survey as directed by the Ministry of Energy and Mines.  We reapplied for the environmental permits required for us to acquire additional seismic data to assist us in exploring, appraising and developing certain areas of interest within our block.  The environmental permit to acquire approximately 1,607 square kms of 3-D seismic data in our offshore Block Z-1 was granted by the Peruvian Ministry of Energy and Mines and we received it on November 3, 2011.  The seismic survey began in the first quarter of 2012 and is expected to be finished during the second quarter of 2012.  We have acquired approximately 800 square kms to date of seismic data. The survey will be followed by processing and subsequent interpretation of the acquired seismic data, resulting in detailed mapping of the identified structures, including the Corvina and Albacora fields, as well as future exploration prospects.

For Block XXIII, we acquired approximately 370 square kms of 3-D seismic data and 312 kms of 2-D seismic data which included certain areas of interest within the Palo Santo region and four other prospects that are a part of the Mancora gas play.  The seismic data acquisition was initiated in July 2010 and finished in January 2011.  The processing of the 3-D and 2-D data of the block is completed and is being evaluated.

For Block XXII, we have acquired approximately 258 kms of 2-D seismic data. The 2-D seismic data survey began during the fourth quarter of 2010 and finished in March 2011. The data has been processed and interpreted.  Three prospects and one lead have been defined with the seismic data.

Block Z-1

The license contract provides for an initial exploration phase of seven years, and can be extended under certain circumstances an additional six years up to thirteen years. Each period has a commitment for exploration activities and requires a financial guarantee to secure the performance of the work commitment during such period.  Block Z-1 is currently in the fourth exploration period.

Corvina Field

We originally began producing oil from the CX-11 platform, located in the Corvina field within the offshore Block Z-1 in northwest Peru, under a well testing program that started on November 1, 2007.  The Corvina field was placed into commercial production on November 30, 2010.  The Corvina field consists of approximately 47,000 acres in water depths of less than 300 feet.  We are currently concentrating our drilling efforts on West Corvina, which consists of 3,500 acres and have completed a total of nine oil wells, the CX11-23D, the CX11-22D, the CX11-17D, the CX11-19D, the CX11-15D, the CX11-21XD, the CX11-20XD, the CX11-18XD and the CX11-14D wells, some of which are currently being used as gas injection and/or water injection wells.  Produced oil is kept in production inventory until such time that it is delivered to the refinery.  The oil is delivered by vessel to storage tanks at the refinery in Talara, owned by Petroperu, which is located 70 miles south of the platform.

After completion of the CX11-23D well in the fourth quarter of 2010, the Petrex-09 rig, previously used at the Corvina CX-11 platform, was refurbished and upgraded at the Petrex yard in Talara in order to enhance its capability in preparation for the drilling of an exploration well in the onshore Block XIX.  This upgrade was performed at no cost to us and reduced standby rates were being charged during the refurbishment. We were able to renegotiate the contract for the Petrex-09 rig, which was due to expire in April 2011.  As part of the agreement, Petrex agreed to extend the contract to January 2012 and agreed to a reduction in standby rates.

Once the workover program was completed at the Albacora field, the hydraulic workover and snubbing unit was moved to the CX-11 platform at Corvina to perform three workovers on the CX11-14D, CX11-15D and CX11-20XD wells to optimize production.  During the third quarter of 2011, we decided to expand the workover program to include reinjection of gas into the gas cap to better manage the field’s reservoir performance.

The program for the CX11-15D well was modified to incorporate a dual completion that would allow injection into the gas cap and production from the oil reservoir.

Work has been completed on the CX11-14D well which was previously shut-in. The intervention of the CX11-14D well consisted of cleaning the sand and sediments that had accumulated at the bottom of the wellbore, which prevented the well from flowing.  To date, the well has not reached the expected levels of production and we are considering adding a hydraulic jet pump to this well.

Work to reduce or eliminate gas being produced from the gas cap was completed at the end of 2011 on the CX11-20XD well.

The contracts to fabricate, mobilize and install the new CX-15 platform, which includes all of the necessary production and reinjection equipment, at the Corvina field were signed in the third quarter of 2011.  Fabrication began on schedule during October 2011 at the shipyard in China.  Installation of the new platform in Peru remains scheduled for the third quarter of 2012 with first production expected during the fourth quarter of 2012.

Further, we are working on obtaining and installing a Lease Automatic Custody Transfer (“LACT”) unit at the Corvina field to meet the agreed date to comply with applicable regulations.  We expect to obtain and install the LACT unit in the fourth quarter of 2012.

Many of the Corvina oil wells have seen initial production decline rates of approximately 50% during the first year of production before stabilizing. Although each of the Corvina wells has declined differently, partly due to the fact that these wells were completed in different zones and some of the wells encountered mechanical problems, they have all initially shown typical solution gas drive behavior which can lead to significant production declines during the first year before leveling off to sustainable rates.  We believe these results are influenced by technical/mechanical problems encountered with our initial wells, including unintentional production from intervals in the gas cap; however, it is possible we will see similar production declines with new Corvina wells. The representative rates of production decline remain to be determined, because the effective production mechanism in the Corvina field has yet to be fully understood, although we believe that our recent initiation of gas reinjection into the gas cap is helping to slow production decline rates. Further, our ability to produce indicated reserves in Corvina depends on our ability to finance our continued operations and get our produced oil to market.  Any failure in meeting these requirements could negatively affect our indicated reserves and their value as reported under SEC rules. Therefore, in the evaluation of reserves, we attempt to account for all possible delays we can reasonably predict and their impact on the production forecast and remaining reserves to be produced.

Albacora Field

The Albacora field is located in the northern part of our offshore Block Z-1 in northwest Peru.  The current area of interest within the Albacora field is a mapped structure of approximately 7,500 acres and is located in water depths of less than 100 feet. We had been producing oil from the Albacora field since December 2009 through late January 2011, at which time the extended well testing permit and associated gas flaring permit expired. In January 2011, we received notice from Perupetro that our application for extended well testing on the A-14XD well had been denied, and accordingly, we shut-in production from the A-14XD well.

In April 2011, we received authorization from the Ministry of Energy and Mines of Peru for interference testing, along with associated gas flaring, covering a four-month period beginning June 1, 2011.  Interference testing that began June 1 to evaluate reservoir connectivity between the A-14XD well and the two pre-existing shut-in oil wells, the A-13E and the A-9G, was completed in the third quarter of 2011.  Production was intermittent from all three wells during the third quarter of 2011.  As a result of the interference testing, we determined that the A-13E and A-14XD wells were connected within the same zone, while the A-9G well was tested from a separate reservoir.

The EWT permit, obtained in July 2011, was granted based upon having new zones opened to enable additional testing from October 1, 2011 through February 2012.  Additional zones were opened in the A-14XD, A-13E and A-9G wells mentioned above.  In the A-14XD well, a deeper zone was opened and comingled with the previous completion causing the well to produce formation water from a deeper zone.  Subsequently, plugs were set to isolate the zone that produced water and a two hydraulic jet pump installed to temporarily assist the well with production.  At the same time we were conducting interference testing during the third quarter of 2011, well work was completed on the pre-existing A-12F well, to convert it to a dual purpose well, and to convert the A-17D well to a water injector.  The costs associated with these wells were capitalized.

During the fourth quarter attempts to produce the A-9G and A-13E wells naturally were unsuccessful. We are working on acquiring two hydraulic jet pumps to assist in the production of the pre-existing wells. The A-12F well was reopened in the fourth quarter of 2011 and the well tested low rates of oil to surface with high water content.  We are attempting to determine the source of the water and isolate the flow.

Accordingly, we are evaluating the possibility of using one of the wells, the A-13E, the A-12F or the A-9G, as a gas injector to provide support to the A-14XD well.  A gas flaring permit has been requested to open the A-12F well to test targeted oil zones to determine whether gas injection is optimal in the A-12F well.

Installation of the Albacora water and gas reinjection equipment is completed and the equipment was ready for gas reinjection in February 2012.

In addition, we plan to conduct and complete the 3-D seismic survey of the area in order to assess our prospects before conducting further drilling operations, as well as to comply with our exploration commitments under our license contracts. On November 3, 2011, we received the environmental permit to acquire approximately 1,607 square kms of 3-D seismic data in our offshore Block Z-1 that was granted by the Peruvian Ministry of Energy and Mines.  The seismic survey began in the first quarter of 2012.  This will be followed by processing and subsequent interpretation of the acquired seismic data, resulting in detailed mapping of the identified structures, including the Corvina and Albacora fields, as well as future exploration prospects.

Block XIX

The seven-year exploration phase is divided into five periods of 18 months, 24 months, 15 months, 15 months and 12 months, respectively.  We are in the fourth exploration period.

In the first quarter of 2011, we prepared the selected location in Block XIX to drill our first onshore well at the Pampa la Gallina prospect. The refurbishment of and enhancements to the Petrex-09 rig were completed in May 2011 and the rig was transported to the proper location.  We began drilling the PLG-1X well in May 2011.  The well was drilled on time and within budget.  The well targeted potential oil bearing sands within the Heath formation, and was drilled to a depth of 8,470 feet.

While the larger Mancora Gas Play extends into this play, our objective with the PLG-1X wildcat well was to test a new play for the presence of oil in the conventional and unconventional sections of the Heath formation in Block XIX, while also meeting our license obligations for the current exploration period.

Hydrocarbon shows were observed during the drilling of the PLG-1X in the Heath formation.  Well tests yielded low rates of oil to surface with high water content of low-salinity.  We decided to suspend operations on the PLG-1X well and demobilize the rig until the well data is evaluated.  In December 2011, after obtaining and reviewing the technical review of information obtained during the drilling of the PLG-1X well, management decided that the well had no further utility and the capitalized costs associated with the well were written off as dry hole costs.  Having fulfilled the third exploration period commitment of the license contract, we will retain the block for further evaluation.

We have received approval from PeruPetro to conduct a limited 3-D seismic survey as part of our minimum work commitment for the fourth exploration period to further evaluate future drilling locations.  An environmental assessment is currently being prepared for the additional seismic work.

Block XXII

In February 2011, we received an extension from Perupetro for the first exploration period in Block XXII and, as of September 30, 2011, we have entered the second exploration period.  The interpretation of the 2-D seismic acquired by us on Block XXII has been completed. Three prospects and one lead have been defined with the seismic data.  Evaluation will continue with a detailed assessment of each prospect in order to define its technical merit and risk to determine its exploration potential.

We have notified Perupetro that our commitment for the second exploration period will be the drilling of one well.  The timing of the actual drilling will depend on approval of the environment assessment, which is currently being prepared, and subsequent receipt of the necessary permits.  Drilling on Block XXII is expected no earlier than 2013.

Block XXIII

In May 2011, we received an extension from Perupetro for the first exploration period in Block XXIII, which expired in December 2011.  This extension allowed us more time to process and interpret the 3-D seismic data and 2-D seismic data we acquired.  The processing of both the 2-D and 3-D seismic acquired by us for Block XXIII has been completed and is being evaluated.  As a result of the completion of the first exploration period, we are reestablishing timelines for the remaining exploration periods under our license and we are now in the second exploration period.  We have begun the process to obtain environmental permits for the potential drilling of several prospects identified on Block XXIII.

Marine Operations

In conjunction with the suspension of our drilling operations at the platform in the Albacora field, in November 2010, we chartered our drilling tender vessel, the BPZ-02, and our construction vessel, the Don Fernando, to the operator who, at that time, also began leasing the Petrex-18 rig.  The BPZ-02 and Don Fernando charter was for approximately one year.  In September 2011, the third party operator chartering the Don Fernando returned the vessel to us.  In January 2012, the third party operator chartering the BPZ-02 returned the vessel to us. These vessels will be used to support our operations in 2012.

Gas-to-Power Project

Our gas-to-power project entails the installation of an approximately 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and a 135 megawatt (“MW”) net simple-cycle power generation facility.  The proposed power plant site is located adjacent to an existing substation near Zorritos and a 220 kilovolt transmission line which, after the Peruvian government completes its expansion, is expected to be capable of handling up to 420 MW of power. The existing substation and transmission lines are owned and operated by third parties.

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

Proceeds from the $75.0 million secured debt facility were used to pay certain fees and expenses under the $75.0 million secured debt facility, to fund a debt service reserve account, to reimburse certain affiliates of BPZ E&P for up to $14.0 million of capital and exploratory expenditures incurred by them in connection with the development of Block Z-1, and up to $6.0 million of capital and exploratory expenditures incurred by them in connection with the development in Block XIX in northwest Peru, and also to finance BPZ E&P’s capital and exploratory expenditures in connection with the development of Block Z-1.

$40.0 Million Secured Debt Facility

In January 2011, we closed on a $40.0 million secured debt facility.  The $40.0 million secured debt facility matures on July 27, 2013, with principal repayment due in equal quarterly installments of $8.0 million commencing on July 27, 2012.  The $40.0 million secured debt facility bears interest at three month LIBOR plus 7.0%.  For further information regarding the $40.0 million secured debt facility see “Liquidity, Capital Resources and Capital Expenditures” below.

Proceeds from the $40.0 million secured debt facility were utilized for our 2011 capital expenditures, to finance our exploration and development work programs, and to reduce our existing debt.

Future Market Trends and Expectations

Our business depends primarily on the level of current and future oil and gas demand and prices which may impact our ability to raise capital to finance the development of our current and future oil and gas opportunities, to continue developing our gas-to-power project, which anchors our gas monetizing strategy, and to maintain our commitments and obligations under our current and possible future license contracts.  The world economies are slowly recovering from credit markets crisis and wide-spread recession which began in 2008 and extended into 2009. Growth has resumed, but is modest.  The Eurozone has not fully recovered and may continue to suffer recessionary conditions.  There are likely to be significant long-term effects resulting from the recession and credit market crisis, including a future global economic growth rate that is slower than what was experienced in recent years.  In addition, more volatility may occur before a sustainable, yet lower, growth rate is achieved. Global economic growth drives demand for energy from all sources, including fossil fuels.  A lower future economic growth rate could result in decreased demand growth for our crude oil and natural gas production as well as lower commodity prices, which will reduce our cash flows from operations and our profitability.

In response to our current economic environment, for 2012, we have decided to focus on oil development in Block Z-1, specifically the Corvina and Albacora fields and monitor operating and general and administrative expenses in an effort to enhance shareholder value.

From a production perspective, our goal is to stabilize production during 2012, assuming we encounter minimal technical difficulties, and successfully implement and maintain a reservoir management program in the Corvina and Albacora fields that helps better manage production decline rates.  We plan to spend approximately $80 million in 2012 on capital projects, excluding capitalized interest. Planned capital expenditures of approximately $80 million include project and engineering expenditures of $42 million (including $27 million for the new Corvina CX-15 platform with facilities and $15 million for other facilities for both fields), CX-15 developmental drilling expenditures of $32 million, and other expenditures of $6 million.  In addition to the capital expenditures, we expect our geological, geophysical and engineering expenses (or exploratory expenses) to be $25 million, including $22 million for the Block Z-1 seismic survey that began in the first quarter of 2012.

Expected operational cash flow from Corvina and Albacora oil sales as well as the additional proceeds from the most recent debt transaction should contribute towards funding the 2012 capital expenditures budget.  In addition, we will continue to evaluate our options on additional financing as needed. We anticipate future results will be based on our production levels and current and future oil prices. When forecasting our 2012 performance, we relied on assumptions about the market for oil, our customers and suppliers, past results and operational and regulatory delays. We expect the average spot price for oil in 2012 to be relatively consistent with the average price we received in 2011, though recent political activity in the Middle East has caused crude prices to exceed this amount in the short term.  Our results could materially differ from what we anticipate if any of our assumptions, such as major technical or mechanical well issues, commodity pricing, production levels or our ability to raise additional capital, prove to be incorrect. In addition, our businesses’ operations, financial condition and results of operations are subject to numerous risks and uncertainties that, if realized, could cause our actual results to differ substantially from our forward-looking statements. These risks and uncertainties are further described in Item 1A. — “Risk Factors” of this report.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year Ended
	December 31,		Increase/
	2011	2010	(Decrease)
	(in thousands except per bbl information)
Net sales volume:
Oil (MBbls)	1,380	1,518	(138)

Net revenue:
Oil revenue, net	$139,354	$110,075	$29,279
Other revenue	4,386	389	3,997
Total net revenue	143,740	110,464	33,276

Average sales price (approximately):
Oil (per Bbl)	$101.01	$72.53	$28.48

Operating and administrative expenses:
Lease operating expense	50,792	32,585	18,207
General and administrative expense	38,600	32,655	5,945
Geological, geophysical and engineering expense	9,315	19,107	(9,792)
Dry hole costs	13,082	32,778	(19,696)
Depreciation, depletion and amortization expense	38,944	33,755	5,189
Standby costs	4,529	7,487	(2,958)
Other expense	—	12,889	(12,889)
Total operating and administrative expenses	$155,262	$171,256	$(15,994)

Operating loss	$(11,522)	$(60,792)	$49,270

Net Oil Revenue

On November 30, 2010, we placed the Corvina field into commercial production. Prior to that time all oil sales were from oil produced under the Peruvian well testing regulations.  Additionally, all oil sales from the Albacora field were from oil produced under the Peruvian well testing regulations as described above.

For the year ended December 31, 2011, our net oil revenue increased by $29.3 million to $139.4 million from $110.1 million for the same period in 2010.  The increase in net oil revenue is due to an increase of $28.48, or 39.3%, in the average per barrel sales price received, partially offset by a decrease in the amount of oil sold of 138 MBbls.

The 2011 price/volume analysis is as follows:

(in thousands)
2010 Oil revenue, net	$110,075
Changes associated with sales volumes	(10,017)
Changes associated with prices	39,296
2011 Oil revenue, net	$139,354

For the year ended December 31, 2011 we had consistent oil production from five producing wells and intermittent production from six wells.  During the same period in 2010, we had intermittent oil production from six producing wells in the Corvina field and one producing well in the Albacora field.  Total oil production for the year ended December 31, 2011 was 1,376 MBbls compared to 1,527 MBbls for the same period in 2010.  Total sales for the year ended December 31, 2011 was 1,380 MBbls compared to 1,518 MBbls for the same period in 2010.

The decrease in oil production is due to (1) having high first year production rates for four wells, the, the CX11-17D, CX11-19D, A-14XD, and CX11-23D, in 2010 with no similar occurrences in 2011; (2) higher decline rates than expected in oil production; and (3) oil production from the Albacora field being adversely affected by the timing of permits to produce the field as well as technical issues detailed under Albacora Field above.

The revenues above are reported net of royalties owed to the government of Peru.  Royalties are assessed by Perupetro as stipulated in the Block Z-1 license agreement based on production levels.  However, the royalty calculation is based on the prior five-day average of a blend of crude oil prices before the crude oil delivery date, as opposed to the price we receive for oil which is based on the prior two-week average of a blend of crude oil prices before the crude oil delivery date.  For the year ended December 31, 2011 and 2010, the revenues we received are net of royalty costs of approximately 5% of gross revenues or $7.5 million and $6.3 million, respectively.

Other Revenue

After suspending our drilling operations at the A platform in the Albacora field in Block Z-1 in October 2010, another operator chartered two of our support vessels, the BPZ-02 and Don Fernando, for a one-year term.  For the year ended December 31, 2011 and 2010, we recognized approximately $4.4 million and $0.4 million, respectively, of other revenue associated with the chartering of those vessels.  In September 2011, the third party operator chartering the Don Fernando returned the vessel to us.  In January 2012, the third party operator chartering the BPZ-02 returned the vessel to us.

Lease Operating Expense

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities as well as crude oil transportation.  These costs include, among others, workover expenses, maintenance and repairs expenses, operator fees, processing fees, insurance and transportation expenses.

For the year ended December 31, 2011, lease operating expenses increased by $18.2 million to $50.8 million ($36.82 per Bbl) from $32.6 million ($21.47 per Bbl) for the same period in 2010.  The increase in the lease operating expenses is due to increased workover expenses of $10.1 million,  increased repair and maintenance expenses of $3.9 million, increased insurance costs of $1.9 million, increased salary and related expense of $1.2 million, increased contract labor and consulting services of $1.1 million, increased equipment rental of $0.9 million, increased supplies of $0.7 million, increased fuel costs of $0.7 million, a increase in the costs associated with oil inventory due to the small buildup of oil inventory in 2010 of $0.4 million,  increased other transportation expense of $0.2 million and increased other lease operating expenses of $0.9 million.  Partially offsetting these increases to expense are decreases in contract services of $1.8 million, decreases in crude oil transportation costs of $1.1 million and lab fees of $0.9 million.

The following details the significant items contributing to the increase in lease operating expense of $18.2 million for the year ended December 31, 2011 compared to the year ended December 31, 2010:

Workovers: For the year ended December 31, 2011, workover expense increased $10.1 million compared to the same period in 2010.  The increase in workover expense for the year ended December 31, 2011 is due to three workovers in 2011 compared to a completion of one major workover and three minor workovers in 2010.

Repairs and maintenance: For the year ended December 31, 2011, repairs and maintenance expense increased $3.9 million compared to the same period in the prior year.

During the year ended December 31, 2011, the increase in maintenance and repair expense is due to an incident that occurred while moving certain equipment during our workover campaign from Albacora to Corvina.  As a result of the incident, we incurred approximately $2.0 million of additional expense for repairs to damaged equipment.  During the year ended December 31, 2011 we incurred approximately $1.8 million related to a new maintenance and repair program to provide support for the Corvina compression facilities.  In addition, the BPZ-01 vessel completed a scheduled dry dock for maintenance and repairs at a total cost of approximately $1.4 million.  There were no similar expenses for the same periods in 2010.  These amounts were offset by approximately $1.3 million of expenses primarily related to lower third party maintenance and support vessels and Don Fernando maintenance and repair expenses.

Salaries and insurance costs:  For the year ended December 31, 2011, insurance costs increased $1.9 million compared to the same period in 2010.  The reason for the increase is due to an increase in value of property insured, increases in specific areas of coverage and the increased activity in 2011 compared to the same period in 2010.  For the year ended December 31, 2011, salaries increased $1.2 million compared to the same period in 2010.  The reason for the increase is the additional personnel required to operate the permanent facilities on the Corvina platform and to operate an increased number of wells in 2011 compared to 2010.

Albacora lease operating expenses: For the year ended December 31, 2011, we incurred approximately $5.4 million of lease operating expenses over six months to conduct repairs and field maintenance with limited associated oil production. We incurred four months of lease operating expenses with no associated oil production during the first half of 2011 because the production from the A-14XD well was suspended in late-January 2011 when our extended well testing permit and gas flaring permit expired.  Production resumed in the second quarter of 2011. During the fourth quarter of 2011, we had two months of limited oil production from the Albacora field as we attempted to manage technical difficulties encountered with each of the wells.

Contract services: For the year ended December 31, 2011, we had the necessary equipment and production facilities at both the Corvina CX-11 platform and Albacora A-platform to process the oil produced from those fields.  During the same periods in 2010, we had to rent the pumps and separators from third parties.  However in the fourth quarter of 2011, we rented hydraulic jet pumps to stimulate and assist oil production in both the Corvina and Albacora fields. As a result, contract service costs have decreased $1.8 million for the year ended December 31, 2011 compared to the same period in 2010.  We expect contract service costs to increase in 2012, until the purchase of the hydraulic jet pumps utilized in our operations.

Crude oil transportation: In connection with the suspension of oil production at the Albacora field during the six months ended June 30, 2011 and limited oil production during the three months ended December 31, 2011, we incurred reduced oil transportation costs compared to the same periods in prior year. As a result, crude oil transportation costs have decreased $1.1 million during the year ended December 31, 2011 compared to the same period in 2010.

General and Administrative Expense

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the year ended December 31, 2011, general and administrative expenses increased by $5.9 million to $38.6 million from $32.7 million for the same period in 2010, and includes the costs related to third party marine operating costs in 2011.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $1.8 million to $4.0 million for the year ended December 31, 2011 from $5.8 million for the same period in 2010. The decrease in stock-based compensation expense is due to the vesting of the majority of awards granted in 2007 and 2008, which were granted at times when the grant date fair value of the awards was higher due to the high price of our common stock. Therefore, our stock-based compensation expense has declined as a majority of these older awards have vested and are not contributing as much expense as compared to the same period in 2010.  Other general and administrative expenses increased $7.7 million to $34.6 million from $26.9 million for the same period in 2010. The $7.7 million increase is due to increases in salary and salary related costs of $5.5 million, an increase of $1.5 million due to placing a reserve against a claim, increased community relations expense of $0.6 million and increased other expenses of $0.1 million.

Contributing to the change in salary and related expenses are (i) increased salary and benefits associated with more new employees in 2011 and additional severance costs incurred as more employees left in 2011 than in 2010, (ii) an increase in discretionary bonuses and (iii) an increase in benefits related to Peruvian employee vacation accruals.

Geological, Geophysical and Engineering Expense

Geological, geophysical and engineering expenses include laboratory, environmental and seismic acquisition related expenses. For the year ended December 31, 2011, geological, geophysical and engineering expenses decreased $9.8 million to $9.3 million compared to $19.1 million for the same period in 2010.  The reason for the decrease in geological, geophysical and engineering expense is due to decreased seismic data acquisition and processing expenses of $9.2 million related to Block XXII and Block XXIII in 2010, and decreased environmental, laboratory and consulting expenses of $0.6 million for the year ended December 31, 2011 compared to the same period in 2010.

Dry Hole Costs

For the year ended December 31, 2011, we wrote off $13.1 million of exploratory dry hole costs related to the onshore Pampa la Gallina (PLG-1X) exploratory well in Block XIX.  In December 2011, after completing technical review of information obtained during the drilling of the PLG-1X well, management decided the well had no further utility.

For the year ended December 31, 2010, we wrote off $17.9 million of exploratory dry hole costs related to the A-17D well in the Albacora field which, in September 2010, was determined to have no commercial quantities of hydrocarbons. In addition, we wrote off $14.9 million of suspended well costs for two previously drilled wells, the A-15D and A-16D, as those wells were intended to follow the same trajectory and reach the same location as the A-17D well, but neither reached the target due to mechanical problems and both wells were junked and abandoned.

Depreciation, Depletion and Amortization Expense

For the year ended December 31, 2011, depreciation, depletion and amortization expense increased $5.1 million to $38.9 million from $33.8 million for the same period in 2010.

For the year ended December 31, 2011, depletion expense decreased $1.7 million to $26.8 million from $28.5 million during the same period in 2010.  The decrease in depletion expense is mainly due to the higher reserves associated with the Corvina field (6.3 MMBbls average in 2011 versus 5.7 MMBbls average in 2010) resulting in lower depletion rates in 2011 and overall lower production compared to the same period in 2010.  We expect depletion expense to increase in 2012, due to the negative revision in proved developed reserves at December 31, 2011.

For the year ended December 31, 2011, depreciation expense increased $6.8 million to $12.1 million compared to $5.3 million for the same period in 2010 due to (1) increased production and injection equipment added at the end of 2010 and in 2011 to support our operations and (2) reduced capitalization of depreciation on support equipment to construction in progress, due to less drilling in 2011. For the year ended December 31, 2011, we capitalized approximately $0.3 million of depreciation expense on support equipment to construction in progress compared to $1.8 million for the same period in 2010.  In 2012, when we begin to utilize the Albacora production facilities, we expect depreciation expense to increase.

Standby Costs

After completing the CX11-23D well in the Corvina field and the A-17D well in the Albacora field at the end of the third quarter of 2010, we suspended drilling operations until we complete a seismic data acquisition program planned for the first quarter of 2012 and fabricate and install a new drilling platform in Block Z-1, scheduled for the third quarter of 2012.  As a result, for the year ended December 31, 2011, we incurred $4.5 million in standby costs compared to $7.5 million for the same period in 2010.  These amounts include $3.9 million and $4.9 million, respectively, of standby rig costs for the years ended December 31, 2011 and 2010.  Additionally, we incurred $0.6 million and $2.6 million, respectively, of allocated expenses associated with drilling operations for the year ended December 31, 2011 and 2010.

Other Expense

For the year ended December 31, 2010, we reported $12.9 million of charges as “Other expense”. These charges include $10.7 million of charges related to certain engineering, consulting, environmental and legal costs for our planned gas plant, pipeline and gas-to-power project and $2.2 million of charges related to the abandonment of two platforms. With respect to the $10.7 million of charges related to the planned gas plant, pipeline and gas-to-power project, during the third quarter of 2010, management determined that there is no future benefit expected from these engineering and development costs associated with our current gas plant, pipeline and gas-to-power project plans.  Accordingly, we wrote off these costs. With respect to the $2.2 million of platform abandonment costs, we determined that two previously built platforms, one located in the Piedra Redonda field and the CX-13 platform located in the eastern part of the Corvina field, both of which were in existence when we acquired the rights to the offshore Block Z-1 in northwest Peru, are not suitable for our future oil development plans. Accordingly, we wrote off the $1.4 million costs incurred to evaluate the feasibility of refurbishing and using these platforms. In addition, we accrued $0.8 million of abandonment costs related to the Piedra Redonda platform as we are obligated to ensure the platform does not cause a threat to marine vessels operating in the area or marine wildlife. There were no similar expenses for the same periods in 2011.

Other Income (Expense)

Other income (expense) includes non-operating income items.  These items include interest expense and income, gains or losses on foreign currency transactions, income and amortization related to the investment in our Ecuador property as well as gains or losses on derivative financial instruments.  For the year ended December 31, 2011, total other expense increased $9.3 million to $19.9 million compared to $10.6 million during the same period in 2010.  The increase is due primarily to the following:

Interest expense: For the year ended December 31, 2011, we recognized approximately $19.8 million of net interest expense which includes $30.5 million of interest expense reduced by $10.7 million of capitalized interest expense.  For the same period in 2010, we recognized $11.6 million of net interest expense, which included $21.2 million of interest expense reduced by $9.6 million of capitalized interest.  The increase of $8.2 million in net interest expense for the year ended December 31, 2011, compared to the same period in 2010, is due to having higher debt outstanding in 2011 compared to 2010.

Loss on derivatives: In connection with obtaining the $40.0 million and $75.0 million secured debt facilities, we entered into a Performance Based Arranger Fee that we are accounting for as an embedded derivative.  As a result of the fair value measurement of this fee for the respective facilities for the year ended December 31, 2011, we recorded a $2.0 million loss.  There were no similar expenses incurred by us during the year ended December 31, 2010.

Investment income: For the year ended December 31, 2011, income from our investment in Ecuador property, net of investment amortization, decreased by $0.3 million to income of $0.4 million from income of $0.7 million in 2010.  For both periods, the difference is due to dividends received of $0.9 million during the year ended December 31, 2010, compared to $0.6 million in dividends received during the year ended December 31, 2011.  For both the year ended December 31, 2011 and 2010, investment income includes amortization expense of approximately $188,000 in each period.

Income Taxes

The source of net loss before income tax expense (benefit) for the year ended December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
United States	$(14,148)	$(12,688)
Foreign	(17,244)	(58,691)
Loss before income taxes	$(31,392)	$(71,379)

The income tax provision (benefit) for the year ended December 31, consists of the following (in thousands):

	2011	2010
Current Taxes
Federal	$—	$(200)
Foreign	179	2,151
Total Current	179	1,951

Deferred Taxes
Federal	$—	$—
Foreign	2,256	(13,559)
Total Deferred	2,256	(13,559)
Total income tax expense (benefit)	$2,435	$(11,608)

The income tax expense (benefit) for the year ended December 31, 2011 and 2010 differs from the amount computed by applying the U.S. statutory federal income tax rate for the applicable year to consolidated net loss before income taxes as follows (in thousands):

	2011	2010
Federal statutory income tax rate	$(10,673)	$(24,269)
Increases (decreases) resulting from:
Peruvian income tax - rate difference less than 34% statutory	2,771	5,763
Permanent book/tax differences	1,016	(365)
Non-deductible intercompany expenses and other	4,623	(2,922)
Effect of change from crediting foreign withholding tax to deducting foreign withholding tax	2,338	—
Current year foreign withholding tax	2,201	—
Change in valuation allowance	159	10,185
Total income tax expense (benefit)	$2,435	$(11,608)

A summary of the components of deferred tax assets, deferred tax liabilities and other taxes deferred at December 31, 2011 and 2010 are presented below (in thousands):

	2011	2010
Deferred Tax:
Asset:
Net Operating Loss	$39,515	$27,039
Deferred Compensation	3,667	2,658
Foreign Tax AMT	7	3,535
Exploration Expense	13,982	10,720
Depletion	94	9,148
Asset Retirement Obligation	141	105
Overhead Allocaion to Foreign Locations	5,073	6,326
Other	1,365	681
Liability:
Preoperation Expenses	—	(275)
Depreciation	(18)	(18)
Asset Basis Difference	(7,871)	(1,849)
Other	—	—
Net Deferred Tax Asset	$55,955	$58,070

Less Valuation Allowance	(29,859)	(29,698)
Deferred tax asset	$26,096	$28,372

At December 31, 2011, we had recognized a gross deferred tax asset related to net operating loss carryforwards of $39.5 million before application of the valuation allowances.  Net deferred tax assets in the foregoing table include the deferred consequences of the future reversal of Peruvian deferred tax assets and liabilities on the impact of the Peruvian employee profit share plan tax of $3.9 million in 2011 and $4.3 million in 2010.

At December 31, 2011, we had recognized a gross deferred tax asset related to net operating loss carryforwards attributable to United States of $31.9 million, before application of the valuation allowances.  As of December 31, 2011, we had a valuation allowance of $27.1 million for the full amount of the domestic net deferred tax asset, as we believe, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2031. Furthermore, because we had no operations within the U.S. taxing jurisdiction, it is likely that sufficient generation of revenue to offset our deferred tax asset is remote.

In 2011, we amended our 2009 US Federal Tax return to elect to deduct our previously benefited foreign income tax credits.  This resulted in an increase to our net operating loss carryforward and the elimination of the foreign income tax credit carryforward previously accrued as a deferred tax asset.  Since we maintained a full valuation allowance against the net operating loss carryforward and the foreign tax credit carryforward deferred tax assets, the election to deduct the foreign tax credit resulted in no impact to overall tax expense.

At December 31, 2011, we had recognized a gross deferred tax asset related to net operating loss carryforwards attributable to foreign jurisdictions of $7.6 million, before application of the valuation allowances, attributable to foreign net operating losses, which begin to expire in 2014.  We are subject to Peruvian income tax on earnings at a statutory rate, as defined in the Block Z-1 License Contract, of 22%.  We assessed the realizability of the net deferred tax asset generated in Peru.  We considered whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in Peru during the periods in which those temporary differences become deductible.  Based upon the level of historical taxable income, the availability of certain prudent and feasible income tax planning opportunities and projections for future taxable income over the periods in which the deferred tax assets are deductible, along with the transition into the commercial phase under the Block Z-1 License Contract, we believe it is more likely than not that we will realize the majority of the these deductible differences at December 31, 2011.  In addition we had a $2.8 million valuation allowance on certain foreign deferred tax assets related to overhead allocations and exploration activities on Blocks XIX, XXII and XXII as we may not receive the full benefit of these deductions.  As a result, we recognized a net deferred tax asset of $26.1 million, related to foreign operations, as of December 31, 2011.

We recognized a total tax provision for the year ended December 31, 2011 of approximately $2.4 million.  No provision for U.S. federal and state income taxes has been made for the difference in the book and tax basis of our investment in foreign subsidiaries as such amounts are considered permanently invested.  Distribution of earnings, as dividends or otherwise, from such investments could result in U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries.  Due to our significant net operating loss carryforward position, we did not recognize any excess tax benefit related to its stock compensation plans.  ASC Topic 718 prohibits the recognition of such benefits until the related compensation deduction reduces the current tax liability.

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations.  We did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.  We did not have any uncertain tax positions generated from unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statement as of December 31, 2011 or December 31, 2010.

Net Loss

For the year ended December 31, 2011, our net loss decreased $26.0 million to a net loss of $33.8 million, or ($0.29) per basic and diluted share, from net loss of $59.8 million, or ($0.52) per basic and diluted share, for the same period in 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended
	December 31,		Increase/
	2010	2009	(Decrease)
	(in thousands except per bbl information)
Net sales volume:
Oil (MBbls)	1,518	963	555

Net revenue:
Oil revenue, net	$110,075	$52,454	57,621
Other revenue	389	—	389
Total net revenue	110,464	52,454	58,010

Average sales price (approximately):
Oil (per Bbl)	$72.53	$54.49	$18.04

Operating and administrative expenses
Lease operating expense	32,585	28,113	4,472
General and administrative expense	32,655	33,258	(603)
Geological, geophysical and engineering expense	19,107	7,768	11,339
Dry hole costs	32,778	—	32,778
Depreciation, depletion and amortization expense	33,755	25,803	7,952
Standby costs	7,487	—	7,487
Other expense	12,889	—	12,889
Total operating and administrative expenses	$171,256	$94,942	$76,314

Operating loss	$(60,792)	$(42,488)	$(18,304)

Net Oil Revenue

On November 30, 2010, we placed the Corvina field into commercial production. Prior to that time, all oil sales were from oil produced under the Peruvian well testing regulations. Additionally, all oil sales from the Albacora field were from oil produced under the Peruvian well testing regulations.

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

Net oil revenue increased in 2010 due to higher sales volumes and higher commodity prices:

(in thousands)
2009 Oil revenue, net	$52,454
Changes associated with sales volumes	30,239
Changes associated with prices	27,382
2010 Oil revenue, net	$110,075

For the year ended December 31, 2010, oil production was 1,527 MBbls compared to 991 MBbls for the same period in 2009. Total sales for the year ended December 31, 2010 were 1,518 MBbls compared to 963 MBbls for the same period in 2009.

For both the year ended December 31, 2010 and 2009, we had intermittent oil production from six producing wells in the Corvina field and one producing well in the Albacora field.

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

During the year ended December 31, 2009, the majority of our oil production came from five wells with two additional wells, the CX11-19D and A-14XD, beginning production in December 2009. Due to workovers to address issues encountered with certain wells and regular maintenance, the four of the first five Corvina wells suspended production for approximately two months and we were, therefore, not able to optimize oil production during 2009.

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

The increase in the lease operating expenses is due to operating two fields in 2010 compared to operating one field for most of 2009, and lease operating expense for 2010 includes the operation of a larger oil transportation vessel and new storage vessel. Also contributing to the increase in expense in 2010 are the cost of chemicals and other desalting expenses incurred to treat the salt content of our Abacora oil in order to comply with the salt levels within our oil sales agreement with Petroperu. With respect to workovers, during the year ended December 31, 2010, we performed a total of four workovers.  However, only the workover on the CX11-19D well, whose total was $1.9 million, was greater than $0.1 million. For the same period in 2009, we also had four workovers, however all workovers were major workovers to address issues encountered in our wells and totaled $9.8 million.  Although lease operating expense increased in 2010 compared to 2009, the per Bbl amount decreased to $21.47 per barrel in 2010 from $29.21 per barrel in 2009 as a result of increased sales in 2010.

General and Administrative Expense

General and administrative expenses are overhead-related expenses such as, employee compensation (including stock-based compensation), legal, consulting and accounting fees, insurance, and investor relations expenses.

For the year ended December 31, 2010, general and administrative expenses decreased $0.6 million to $32.7 million from $33.3 million for the same period in 2009.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $6.8 million to $5.8 million for the year ended December 31, 2010 from $12.6 million for the same period in 2009. The decrease in stock-based compensation expense is due to the decrease in fair market value of awards granted in 2010 as a result of the decline in the stock price of BPZ and we are no longer recognizing as much stock compensation expense as a result of awards granted in previous years, with higher grant date fair values, as these awards have vested. Also contributing to the decrease in stock based compensation is approximately $0.7 million of stock-based compensation expense related to the accelerated vesting for certain restricted stock and stock option awards granted to a former member of the Board of Directors which occurred during the second quarter of 2009, but did not occur during 2010. Other general and administrative expenses increased $6.1 million to $26.7 million from $20.6 million for the same period in 2009. The $6.1 million increase is due to increased salary and salary related expenses of $0.9 million, increased professional fees of $3.2 million, increased maintenance and repair expense of $0.7 million, increased rent expense of $0.3 million and increased travel and travel related expenses of $0.9 million.

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

Dry Hole Costs

For the year ended December 31, 2010, we wrote off $17.9 million of exploratory dry hole costs related to the A-17D well in the Albacora field which, in September 2010, was determined to have no commercial quantities of hydrocarbons and was abandoned.  In addition, we wrote off $14.9 million of suspended well costs for two previously drilled wells, the A-

15D and A-16D, as those wells were intended to follow the same trajectory and reach the same location as the A-17D well but neither reached the target due to mechanical problems and both wells were junked and abandoned.  There were no similar expenses for the same periods in 2009.

Depreciation, Depletion and Amortization Expense

For the year ended September 30, 2010, depreciation, depletion and amortization expense increased $8.0 million to $33.8 million from $25.8 million for the same period in 2009.

For the year ended December 31, 2010, approximately 75% of depletion expense came from oil sold from the Corvina field and approximately 25% came from oil sold from the Albacora field. During the same period in 2009, all of the depletion expense came from oil sales originating from the Corvina field. Therefore while total depreciation, depletion and amortization expense increased in 2010 compared to 2009, the depreciation, depletion and amortization per barrel decreased because, (i) the average costs of wells in the Covina field decreased in 2010 compared to 2009 due to lower drilling costs for newer wells, and (ii) the depletion rate for the Albacora field is less than that of the Corvina field. Therefore depreciation, depletion and amortization increased by only 31% while the number of barrels sold increased 58%.

Also contributing to depletion expense in 2010 was a negative revision in the reserve base at the end of 2009. The 2009 reserve analysis as prepared by NSAI included a 1.6 MMBbls negative revision in reserves due to the lower than expected performance of the CX11-14D, CX11-18XD, and CX11-20XD wells.

Standby Costs

After completing the CX11-23D well in the Corvina field and the A-17D well in the Albacora field at the end of the third quarter of 2010, we suspended drilling operations until we complete a seismic data acquisition program.  As a result, we incurred and reported $7.5 million in standby costs that include $4.9 million of standby rig costs, $0.8 million of standby vessel expenses, $1.2 million of salary and salary related expenses associated with drilling operations, and $0.6 million of fuel and other expenses.  There were no similar expenses incurred by us in 2009.

Other Expense

For the year ended December 31, 2010, we reported $12.9 million of charges as “Other expense”. These charges include $10.7 million of charges related to certain engineering, consulting, environmental and legal costs for our planned gas plant, pipeline and gas-to-power project and $2.2 million of charges related to the abandonment of two platforms. With respect to the $10.7 million of charges related to the planned gas plant, pipeline and gas-to-power project, during the third quarter of 2010, management determined that there is no future benefit expected from these engineering and development costs associated with our current gas plant, pipeline and gas-to-power project plans.  Accordingly, we wrote off these costs. With respect to the $2.2 million of platform abandonment costs, we determined that two previously built platforms, one located in the Piedra Redonda field and the CX-13 platform located in the eastern part of the Corvina field, both of which were in existence when we acquired the rights to the offshore Block Z-1 in northwest Peru, are not suitable for our future oil development plans. Accordingly, we wrote off the $1.4 million costs incurred to evaluate the feasibility of refurbishing and using these platforms. In addition, we accrued $0.8 million of abandonment costs related to the Piedra Redonda platform as we are obligated to ensure the platform does not cause a threat to marine vessels operating in the area or marine wildlife. There were no similar expenses for the same periods in 2009.

Other Income/(Expense)

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

Income Taxes

The source of income (loss) before income tax expense (benefit) for the year ended December 31, is as follows (in thousands):

	2010	2009
United States	$(12,688)	$860
Foreign	(58,691)	(43,237)
Loss from continuing operations before income taxes	$(71,379)	$(42,377)

The income tax provision (benefit) for the year ended December 31, consists of the following (in thousands):

	2010	2009
Current Taxes
Federal	$(200)	$200
Foreign	2,151	6,709
Total Current	1,951	6,909

Deferred Taxes
Federal	$—	$—
Foreign	(13,559)	(13,484)
Total Deferred	(13,559)	(13,484)
Total Income Tax Provision (Benefit)	$(11,608)	$(6,575)

The income tax expense (benefit) for the year ended December 31, 2010 and 2009 differs from the amount computed by applying the U.S. statutory federal income tax rate for the applicable year to consolidated net loss before income taxes as follows (in thousands):

	2010	2009
Federal statutory income tax rate	$(24,269)	$(14,408)
Increases (decreases) resulting from:
Peruvian income tax - rate difference less than 34% statutory	5,763	—
Non-deductible stock compensation expense	(365)	2,908
Non-deductible intercompany expenses and other	(2,922)	4,180
Tax effect of Peru conversion to permanent establishment status	—	—
Change in domestic valuation allowance	10,185	745
	$(11,608)	$(6,575)

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

We have assessed the realizability of the deferred tax asset generated in Peru.  We have considered whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in Peru during the periods in which those temporary differences become deductible.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, along with the transition into the commercial phase under the Block Z-1 License Contract, we believed it was more likely than not that we would realize the benefits of the these deductible differences at December 31, 2010.  As a result, we recognized a deferred tax asset of $28.4 million as of December 31, 2010. In addition our subsidiary, BPZ E&P, has a 2010 net operating loss of $11.0 million; however, we expect to be able to use the net operating loss against future taxable income within the four year limit to utilize such net operating losses.

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, codified under ASC Topic 740, “Income Taxes,” we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year. Additionally, the adoption had no effect on our financial position or results of operations.  We did not have any uncertain tax positions generated from unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statement as of December 31, 2010 or December 31, 2009.

Net Loss

For the year ended December 31, 2010, our net loss increased $24.0 million to a net loss of $59.8 million, or ($0.52) per basic and diluted share, from net loss of $35.8 million, or ($0.35) per basic and diluted share, for the same period in 2009.

Proved Reserves

We are focused on the development and production of our holdings in Peru.  Future profitability partially depends on commodity prices and the cost of finding and developing oil and gas reserves. Reserves growth can be achieved through successful exploration and development drilling and improved recovery of producing properties.

Extensions, Discoveries and Other Additions

In 2011, the reserve analysis prepared by NSAI included no extensions, discoveries and other additions.  The 2010 extensions, discoveries and other additions of 2.6 MMBbls were due to additional wells drilled in the Corvina field.  The 2009 extensions, discoveries and other additions of 22.8 MMBbls were due to additional wells drilled in the Corvina field (12.8 MMBbls) and the discoveries of the Albacora field (10.1 MMBbls).

Revisions of Previous Estimates

The 2011 reserve analysis prepared by NSAI included negative revisions due to performance of 3.2 MMBbls, partially offset by positive revisions due to price of 0.4 MMBbls.  The negative revisions were due to the lower than expected performance of our 2010 proved developed non producing wells that were intervened in 2011 in the Corvina field and in the Albacora field, of which the majority of the revision came from performance of the proved developed non producing wells associated with the Albacora field.  The 2011 reserve report prepared by NSAI used a $106.56 per barrel price.  The 2010 reserve analysis prepared by NSAI included positive revisions due to price of approximately 347 MBbls that was partially offset by negative revisions of approximately 28 MBbls due to performance.  The 2010 reserve report prepared by NSAI used a $76.92 per barrel price.  The 2009 reserve analysis prepared by NSAI included negative revisions that were due to the lower than expected performance of the CX11-14D, CX11-18XD, and CX11-20XD wells and corresponding revisions of other wells resulting in a negative revision of 1.6 MMBbls.  The 2009 reserve report prepared by NSAI used a $57.30 per barrel price.

These estimates are based upon a reserve report prepared by NSAI, independent petroleum engineers.  NSAI used internally developed reserve estimates and criteria in compliance with the SEC guidelines based on data provided by us.  See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates,” and “Supplemental Oil and Gas Disclosure,” in Item 8. “Financial Statements and Supplementary Data.”  NSAI’s report is attached as Exhibit 99.1 to this Form 10-K.

Standardized Measure of Discounted Future Net Cash Flows

At December 31, 2011, the discounted estimated future net cash flows after-tax (at 10%) from our proved reserves were $1.5 billion (measured in accordance with the regulations of the SEC and the Financial Accounting Standards Board). This amount was calculated based on the 12-month average beginning-of-month prices for the year, held flat for the life of the reserves.  The increase of $0.4 billion or 40% in 2011 compared to 2010 is primarily due to an increase in oil prices, partially offset by negative revisions of previous reserves estimates. See Item 8. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and “Supplemental Oil and Gas Disclosure,” of this Form 10-K.

The present value of future net cash flows does not purport to be an estimate of the fair value of our proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil.

Liquidity, Capital Resources and Capital Expenditures

At December 31, 2011, we had cash and cash equivalents of $58.2 million, a current accounts receivable balance of $8.2 million and a working capital surplus of $49.2 million.

At December 31, 2011, we had trade accounts payable and accrued liabilities of $39.2 million.

At December 31, 2011, our outstanding short-term debt and long-term debt consisted of 2015 Convertible Notes whose net amount of $146.8 million includes the $170.9 million of principal reduced by $24.1 million of the remaining unamortized discount, a $40.0 million secured debt facility and a $75.0 million secured debt facility.  At December 31, 2011, the current and long-term portions of our long-term debt were $16.0 million and $245.8 million, respectively.  At December 31, 2011, the current and long-term portions of our capital lease obligations, primarily related to the vessels used in our marine operations, were $0.8 million and $2.6 million, respectively.

	For the Year Ended December 31,
Cash Flows	2011	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$47,121	$(5,125)	$(30,785)
Investing activities	(93,883)	(158,104)	(90,005)
Financing activities	93,182	156,834	133,620

Operating Activities

Cash provided by operating activities increased by $52.2 million to a source of cash of $47.1 million for the year ended December 31, 2011, from a use of cash of $5.1 million for the same period in 2010.  Cash flows in 2011 increased due to higher oil prices and the impact of working capital items, partially offset by lower sales volumes and higher costs.  This resulted in an increase of $18.6 million in cash flow before changes in operating assets during 2011 compared to 2010.  Changes in cash flow as a result of changes in operating assets and liabilities provided an increase in the source of cash of $33.6 million.  The increase in the source of cash is due to: (1) a decrease in the changes of current tax receivables and payables as a result of achieving commercial production and refunds of $17.2 million; (2) a decrease in the change in accounts receivable due to the timing of oil deliveries and payments for those deliveries of $12.8 million; (3) a decrease in the change to value-added taxes and inventory of $11.8 million as we had less expenses subject to VAT, an early VAT recovery and used more inventory in 2011 compared to the same period in 2010 (4) a decrease in inventory of $9.3 million; (5) an increase in the change to accrued and other liabilities balances of $3.2 million and (6) a decrease in the change of prepaid and other assets of $2.4 million. Offsetting these sources of cash are changes in operating assets and liabilities providing uses of cash including a decrease in the change to accounts payables of $23.1 million.

Cash used in operating activities decreased by $25.7 million to a use of cash of $5.1 million for the year ended December 31, 2010 from a use of cash of $30.8 million for the same period in 2009. The change in cash flows before changes in operating assets and liabilities increased by $25.4 million as a result of higher sales volumes and oil prices, partially offset by higher seismic costs during 2010 compared to 2009. Changes in cash flow as a result of changes in operating assets and liabilities provided an increase in the use of cash of $0.3 million.  The increase in the use of cash is due to: (1) an increase in the change in accounts receivable due to the timing of oil deliveries and payments on those deliveries of $11.5 million; (2) an increase in the change of prepaid and other assets to secure additional pipe, casing and accessories of $3.0 million; (3) a decrease in the change to accrued and other liabilities balances due to the timing of payments of certain Peruvian taxes of $0.8 million; and (4) a decrease in the change of current taxes payable as a result of achieving commercial production of $1.7 million. Offsetting these uses of cash are changes in operating assets and liabilities providing sources of cash including: (1) an increase in the change to accounts payables of $7.6 million; and (2) a decrease in the change to value-added taxes and inventory as we had less expenses subject to VAT and used less inventory in 2010 compared to the same period in 2009 of $9.7 million.

Investing Activities

Net cash used in investing activities decreased by $64.2 million to $93.9 million for the year ended December 31, 2011 from $158.1 million for the same period in 2010.  The decrease in cash used in investing activities is due to decreased capital expenditures of $68.3 million in 2011, as our drilling operations were less in 2011 than in 2010 and the final payments for the GE Turbines made in 2010, partially offset by an increase in cash used for restricted cash of $4.1 million related to the establishment of debt service reserve accounts under our new credit agreements.

Net cash used in investing activities increased by $68.1 million to cash used in investing activities of $158.1 million for the year ended December 31, 2010 from $90.0 million in 2009.  The increase is due to increased capital expenditures of $68.6 million in 2010 as our operations included two fields in 2010, the Corvina and Albacora fields, as opposed to operating only one field, Corvina, during the same period in 2009, as well as the final payments for the GE Turbines made in 2010. Also contributing to the change in investing activities are changes in restricted cash providing a use of cash of $0.5 million.

2011 Capital Expenditures

During the year ended December 31, 2011, we incurred capital expenditures of approximately $90.5 million associated with our development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

During the year ended December 31, 2011, we incurred approximately $26.6 million related to costs incurred in the design and fabrication of the CX-15 platform and incurred $22.3 million for development and equipment for permanent production facilities.

In 2011, we also incurred $11.0 million on the onshore Pampa la Gallina (PLG-1X) exploratory well in Block XIX.  In December 2011, the $12.3 million of costs associated with the PLG-1X well along with $0.3 million costs of a water well to be used with the PLG-1X well and a $0.5 million retirement obligation asset were written off as dry hole costs.  In the fourth quarter of 2011, after completing technical review of information obtained during the drilling of the PLG-1X well, management declared that the well had no further utility.

In addition, we incurred approximately $4.6 million for the development of the A-9G well, $4.6 million for the development of the A-13E well, $4.0 million for the development of the A-12F well, and $1.2 million for the development of the A-17D water injection well.

We also added approximately $6.3 million of costs to the development of our power plant, which primarily consists of capitalized interest, and incurred approximately $2.7 million on the Caleta Cruz dock.

For the year ended December 31, 2011, we incurred expenditures of approximately $1.6 million in computer hardware, software and telecommunication equipment, $1.2 million in machinery and equipment, $0.6 million for assets in transit, $0.3 million for costs for office equipment and leasehold improvements in its offices Peru and approximately $3.5 million of other capitalized costs.

For the year ended December 31, 2011 included in the amounts above, in accordance with the “successful efforts” method of accounting, we capitalized approximately $0.3 million of depreciation expense and $10.7 million of interest expense, to construction in progress.

2010 Capital Expenditures

During the year ended December 31, 2010, we incurred capital expenditures of approximately $159.9 million associated with our development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of a gas-fired power generation facility in Peru.

Of the costs mentioned above, we incurred capital expenditures related to the drilling and testing of the CX11-23D, CX11-17D, CX11-20D, CX11-18XD and CX11-22D wells in the Corvina field of approximately $14.0 million, $10.5 million, $0.8 million, $0.8 million and $20.0 million, respectively. In the Albacora field, we incurred capital expenditures related to the drilling of the A-15D, A-16D, A-17D and A-18D wells of approximately $8.5 million, $6.5 million, $17.8 million, and $0.1 million, respectively. On September 30, 2010, the costs of the A-17D well were written off as dry hole costs as well as the costs for two previously drilled wells, the A-15D and A-16D, because those wells were intended to follow the same trajectory and reach the same location as the A-17D well but neither reached the target due to mechanical problems.  Both wells were abandoned. Additionally, we have incurred approximately $2.2 million in site preparation and staging for drilling a new well in Block XIX.

In 2009, we entered into a lease-purchase agreement to acquire the Don Fernando vessel to serve as our construction lay vessel, as well as tender assist vessel for drilling and construction operations, and it may be fitted to lay subsea pipe for the gas-to-power project.  During the year ended December 31, 2010, we capitalized an additional $4.0 million in order to fit the vessel with equipment to support our operations.

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

For the year ended December 31, 2010 included in the amounts above, in accordance with the “successful efforts” method of accounting, we capitalized approximately $1.8 million of depreciation expense, mainly related to the tender assist vessels serving as support equipment, and $9.6 million of interest expense, to construction in progress.

Financing Activities

Cash provided by financing activities decreased by $63.6 million to $93.2 million for the year ended December 31, 2011, compared to $156.8 million for the same period in 2010. The decrease in cash provided by financing activities is due to decreased borrowings of $55.9 million and higher repayments of borrowings of $8.8 million that is partially offset by lower debt issue costs of $0.1 million and increased proceeds from equity issuances of $1.0 million.

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

Lima Stock Exchange Listing

In October 2011, we were approved for listing on the Bolsa de Valores in Lima, Peru (BVL).  Our common shares trade in United States dollar currency on the Lima stock exchange under the symbol BPZ.

Debt and Capital Lease Obligations

At December 31, 2011 and December 31, 2010, debt and capital lease obligations consist of the following:

	December 31, 2011	December 31, 2010
	(in thousands)

$15.0 million IFC Senior Note, Libor plus 2.75%, due December 2012	$—	$12,500
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($24.1) million at December 31, 2011 and ($30.1) million at December 31, 2010	146,781	140,820
$75.0 million Secured Debt Facility, 3-month Libor plus 9%, due July 2014	75,000	—
$40.0 million Secured Debt Facility, 3-month Libor plus 7%, due July 2013	40,000	—
Capital Lease Obligations	3,457	7,610
	265,238	160,930
Less: Current maturity of long-term debt and capital lease obligations	16,854	4,180
Long-term debt and capital lease obligations, net	$248,384	$156,750

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

The $75.0 million secured debt facility contains covenants that will limit our ability to, among other things, incur additional debt, create certain liens, enter into transactions with affiliates, pay dividends on or repurchase our stock or the stock of our subsidiaries, or sell assets or merge with another entity.  In addition, we must complete certain projects in the

Corvina and Albacora offshore fields in Block Z-1 by certain scheduled dates.  There are also customary financial covenants under the $75.0 million secured debt facility, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio, maximum capitalization ratio, minimum oil production quota per quarter, minimum debt service coverage ratio, minimum proved developed producing reserves coverage ratio, maximum indebtedness, and minimum liquidity ratio.  On February 29, 2012, we, and our subsidiaries, entered into a third amendment to the $75.0 million secured debt facility dated as of July 6, 2011, with the lenders.  The amendment, effective as of February 29, 2012 deferred the date by which commercial production must commence in the Albacora field from February 29, 2012 to April 16, 2012.  On January 9, 2012, we, and our subsidiaries, entered into a second amendment to the $75.0 million secured debt facility dated as of July 6, 2011, with the lenders.  The amendment, effective as of December 30, 2011, (i) removed the requirement to provide audited financial statements from BPZ Energy LLC, (ii) increased the maximum consolidated total debt allowed for BPZ E&P from $120 million to $122 million for the fiscal year ended December 31, 2011, (iii) deferred the date by which commercial production must commence in the Albacora field from January 1, 2012 to February 29, 2012, and (iv) extended the date by which we must implement a hedging strategy reasonably acceptable to the lenders from January 2, 2012 to April 1, 2012.  We, and our subsidiaries, previously amended the $75.0 million secured debt facility to make conforming changes.  We were in compliance with these debt covenants at December 31, 2011.

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

The $75.0 million secured debt facility required us to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  For further information regarding the debt service reserve account, and its requirements, see Note-7, “Restricted Cash and Performance Bonds.”

With respect to the Performance Based Arrangement Fee, the fee is payable at each of the principal repayment dates.  The Performance Based Arrangement Fee is calculated by multiplying the principal payments at each principal payment date by the change in oil prices from the loan origination date and the oil price at each principal payment date. Additionally, the Performance Based Arranger Fee contains a maximum amount to be paid by us over the term of the loan.  For further information regarding the Performance Based Arranger Fee, see Note-10, “Derivative Financial Instruments” and for information on the methodology used to value the Performance Based Arranger Fee, see Note-12, “Fair Value Measurements and Disclosures.”

We recorded debt issue costs of approximately $4.4 million associated with the $75.0 million secured debt facility. The debt issue costs are being amortized over the life of the facility through July 2014, using the effective interest method.

We estimate the cash payments related to the $75.0 million secured debt facility, excluding potential payments for the Performance Based Arranger Fee but including interest payments, for the year ended December 31, 2012, 2013 and 2014 to be approximately $7.4 million, $43.0 million and $38.7 million, respectively.

$40.0 Million Secured Debt Facility

In January 2011, we, through our subsidiaries, completed a credit agreement with Credit Suisse where Credit Suisse provided $40.0 million secured debt financing (the “$40.0 million secured debt facility”) to our power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L.  We and our subsidiary, BPZ E&P, agreed to unconditionally guarantee the $40.0 million secured debt facility on an unsecured basis.  The $40.0 million secured debt facility contains an arranger fee payable to Credit Suisse International. A portion of the arranger fee is based on a percentage of the principal amount and the remainder is based on the performance of the price of crude oil (Brent) from the closing date to the repayment dates.  For further information regarding the Performance Based Arranger Fee, see Note-10, “Derivative Financial Instruments” and for information on the methodology used to value the Performance Based Arranger Fee, see Note-12, “Fair Value Measurements and Disclosures”.

The $40.0 million secured debt facility is secured, in part, by three LM6000 gas-fired packaged power units (approximately $67.0 million) that were purchased by us from GE through our power generation subsidiary, Empresa

Eléctrica Nueva Esperanza S.R.L. The $40.0 million secured debt financing is also secured by certain other equipment and property pledged in favor of Credit Suisse and Credit Suisse International.

The $40.0 million secured debt facility requires us to establish and maintain a debt service reserve account during the term of the facility.  For further information regarding the debt service reserve account, and its requirements, see Note-7, “Restricted Cash and Performance Bonds”.

The $40.0 million secured debt facility matures on July 27, 2013, with principal repayment due in equal quarterly installments of $8.0 million commencing on July 27, 2012.  The $40.0 million secured debt facility bears interest at three month LIBOR plus 7.0%. Interest is due and payable every three month period after the commencement of the loan.

The $40.0 million secured debt facility subjects us to various financial covenants calculated as of the last day of each quarter, including a maximum leverage ratio, a consolidated interest coverage ratio, a maximum capitalization ratio and minimum oil production quota per quarter.  On January 9, 2012, we and our subsidiaries, Empresa Eléctrica Nueva Esperanza S.R.L. and BPZ Exploración & Producción S.R.L., entered into a third amendment to the $40.0 million secured debt facility with Credit Suisse.  The amendment, effective as of December 30, 2011, increased the maximum aggregate indebtedness allowed for the BPZ E&P and BPZ Lote Z-1 S.R.L. from $120 million to $122 million.  We, and our subsidiary, previously amended the $40.0 million secured debt facility to make conforming changes.   We were in compliance with these financial covenants at December 31, 2011.

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

Proceeds from the $40.0 million secured debt facility were utilized for our 2011 capital expenditures, to finance our exploration and development work programs, and to reduce our existing debt.

At December 31, 2011, we estimate the cash payments related to the $40.0 million secured debt facility, excluding the potential payments for the Performance Based Arranger Fee but including interest payments, for the year ended December 31, 2012, and 2013 to be approximately $18.6 million and $24.6 million, respectively.

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

We accounted for the 2015 Convertible Notes in accordance with ASC Topic 470, “Debt”, as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  Under the accounting guidance, convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to be separated into liability and equity components, with the liability component amount determined in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest cost using the effective interest method over the term of the debt agreement.  In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

We estimated our non-convertible borrowing rate at the date of issuance of the 2015 Convertible Notes to be 12%.  The 12% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as us and was obtained through a quote from the initial purchaser.  Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, we estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million.  The discount is being amortized as non-cash interest expense over the life of the notes using the effective interest method.  In addition, we allocated approximately $4.8 million of the $6.1 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the loan using the effective interest method. The remaining $1.3 million of fees and commissions were treated as transaction costs associated with the equity component. We estimate the cash payments including interest payments related to the 2015 Convertible Notes, assuming no conversion, for the year ended December 31, 2012, 2013, 2014 and 2015 to be approximately $11.1 million, $11.1 million, $11.1 million and $176.5 million, respectively. We evaluated the 2015 Convertible Notes agreement for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”.  Therefore, no additional amounts have been recorded for those items.

As of December 31, 2011, the net amount of $146.8 million includes the $170.9 million of principal reduced by $24.1 million of the remaining unamortized discount.  The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million, reduced by $1.3 million of direct transaction costs.  The remaining unamortized discount of $24.1 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At December 31, 2011, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into approximately 28.9 million shares of common stock.  As of December 31, 2011, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of our common stock at December 31, 2011, $2.84 per share, is less than the conversion price.

For the year ended December 31, 2011 and 2010, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.6%.

For the year ended December 31, 2011, the amount of interest expense related to the 2015 Convertible Notes was $18.0 million, disregarding capitalized interest considerations, and includes $11.1 million of interest expense related to the contractual interest coupon, $6.0 million of non-cash interest expense related to the amortization of the discount and $0.9 million of interest expense related to the amortization of debt issue costs.  For the year ended December 31, 2010, the amount of interest expense related to the 2015 Convertible Notes was $15.3 million, disregarding capitalized interest considerations, and includes $10.1 million of interest expense related to the contractual interest coupon, $4.5 million of non-cash interest expense related to the amortization of the discount and $0.7 million of interest expense related to the amortization of debt issue costs.

$15.0 Million IFC Reserve-Based Credit Facility

In 2008 we secured a $15.0 million reserve-based lending facility (“IFC Facility”) agreement (the “Loan Agreement”) with IFC through our subsidiaries BPZ E&P and BPZ Marine Peru S.R.L. as borrowers. The IFC Facility was to originally mature in December 2012; however, following the $40.0 million secured debt facility issued by us January 2011, a portion of the proceeds was used to repay the amount outstanding to the IFC.  Because we refinanced the obligation on a long-term basis, $5.0 million of the $12.5 million that was expected to be paid within a year as of December 31, 2010 is being classified as a long term liability, in accordance with ASC Topic 470, “Debt”, as we refinanced the obligation on a long-term basis.

The IFC Facility bore interest at an approximate rate of LIBOR plus 2.75%, equivalent to 3.21% based on the six month LIBOR rate of 0.46% at December 31, 2010.  The maximum amount available under this facility begins at $15.0 million and was to be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The amount available under the IFC Facility was subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, we were subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest coverage ratio. The IFC Facility also provided for events of default, cure periods and lender remedies customary for facilities of this type.  We were in compliance with all material covenants of the Loan Agreement as of December 31, 2010.

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

Capital Leases

In June 2007, we entered into a capital lease agreement, with an option to purchase, for two vessels, Namoku and the Nu’uanu, to assist in the development of the Corvina oil field. The capital lease assets were recorded at $6.2 million, which represented the present value of the minimum lease payments, or the aggregate fair market value of the assets.

In May 2009, we entered into an amendment of our lease agreement for two vessels under charter, the Namoku and the Nu’uanu. Under the terms of the amended lease agreement, the charter, originally set to expire in November 2009, was extended for five years commencing on May 1, 2009.  During the first 18 months of the amended lease term, the daily charter rate for the use of both vessels is fixed. Commencing on November 2010, the daily charter rate for the use of both vessels will be based on a tiered structure with the daily rate dependent upon the amount of the previous month’s average daily per barrel price of West Texas Intermediate Crude Oil (“WTI”), as indicated on the New York Mercantile Exchange. Any amount paid by us after November 2010 over the initial daily rate as a result of the escalated tiered structure based on the price of WTI will be considered contingent rental payments.  The amount of the contingent lease payments paid in 2011 and 2010 was $1.6 million and $0.2 million, respectively. The amended lease agreement contains a $3.0 million purchase option after the third year of the lease, a $2.0 million purchase option after the fourth year of the lease and a mandatory $1.0 million purchase obligation by us after the fifth year of the lease. We accounted for the amended lease agreement in accordance with ASC Topic 840, “Leases”.  Under the guidance, the lease agreement continues to be accounted for as a capital lease and the imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 34.9%.

In June 2008, we entered into a two year capital lease agreement to acquire the production equipment used on board the Namoku resulting in additional capital assets of approximately $2.4 million. Further we capitalized an additional $2.8 million of production equipment in order to have the floating production, storage and offloading facility (“FPSO”) ready to receive and treat oil received from the CX-11 platform. The FPSO lease contains two bargain purchase options; therefore, depreciation of the leased asset will be over its useful life.  The lease contains a bargain purchase option of $1.0 million at the end of the first year of the lease and a $0.5 million bargain purchase option at the end of the second year of the lease. We accounted for the lease agreement in accordance with ASC Topic 840, “Leases”.  Under the guidance, the lease agreement is accounted for as a capital lease and the imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 28.3%.  In July 2010, the Company exercised the second year purchase option and purchased the capital lease production equipment used on board the Company’s FPSO, the Namoku.

In March 2008, we entered into a lease-purchase agreement to acquire the BPZ-02 vessel resulting in additional capital assets of approximately $7.0 million. In February 2009, we made the final lease payment on the BPZ-02 deck vessel at which point title to the vessel was transferred to us.

In 2007, we entered into two capital loans for the purchase of office furniture.  Both loans have a term of 60 months, bearing interest at 5.94% and 9.44%, respectively, with principal and interest payments due on a monthly basis. During the fourth quarter of 2010, we made the final payments on the lease agreements and title of the office furniture was transferred to us.

In November 2009, we entered into a capital lease agreement for a construction vessel, the Don Fernando, resulting in additional capital assets of approximately $7.0 million.  In the fourth quarter of 2011, we made the final lease payment on the Don Fernando construction vessel, at which point title of the vessel was transferred to us.

Interest Expense

The following table is a summary of interest expense for the year ended December 31, 2011, 2010 and 2009, respectively:

	December 31,
	2011	2010	2009
	(in thousands)
Interest expense	$30,446	$21,250	$4,419
Capitalized interest expense	(10,674)	(9,632)	(4,419)
Interest expense, net	$19,772	$11,618	$—

Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
	(in thousands)
Performance bonds totaling $5.6 million for properties in Peru	$3,338	$3,130
Insurance bonds for import duties related to a construction vessel	814	1,980
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	563	—
$75.0 million secured debt facility	2,500	—
$40.0 million secured debt faciltiy	2,000	—
Unsecured performance bond totaling $0.1 million for office lease agreement	—	—
Restricted cash	$9,865	$5,760

Current portion of restricted cash as of the end of the period	$2,000	$—

Long-term portion of restricted cash as of the end of the period	$7,865	$5,760

The $75.0 million secured debt facility we entered into in July 2011 required us to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  After the first 15-month period, we are required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date.  We expect to make contributions to the debt service fund of $8.1 million in 2012 and thereafter maintain the next quarterly interest and principal payment within the debt service reserve account.

The $40.0 million secured debt facility we entered into in January 2011 required us to establish a $2.0 million debt service reserve account during the first 18-month period, and thereafter, we must maintain a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date.  We expect to make contributions to the debt service fund of $15.0 million in 2012 and thereafter maintain the next quarterly interest and principal payment within the debt service reserve account.

See Note-4, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information on the current portion of restricted cash.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, legal requirements or rental practices.

Common Stock

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

Other

Turbine Purchase Agreement, Amendment and Letter Agreement

On September 26, 2008, we, through our subsidiary Empresa Electrica Nueva Esperanza S.R.L., entered into a $51.7 million contract (the “Agreement”) for the purchase of three LM6000 gas-fired packaged power units from GE Packaged Power, Inc. and GE International, Inc. Sucursal de Peru (collectively “GE”). The Agreement required an initial down payment of $5.1 million and monthly progress payments of $1.1 million per unit. In January 2009, BPZ and GE entered into an amendment of the contract. Under the terms of the amendment, both GE and BPZ agreed to a suspension period under the Agreement from and including December 15, 2008 through November 15, 2009, whereby no failure on the part of BPZ or GE to perform any obligations under the Agreement would give rise to a breach of contract or the right to terminate the contract, provided we make a $3.4 million progress payment no later than February 25, 2009 and a $3.5 million progress payment to GE no later than November 16, 2009. On February 24, 2009, we paid the first progress payment of $3.4 million. Under the terms of the Letter Agreement, GE and BPZ agreed to a variable monthly payment plan ending in December 2010 with a final $20.7 million payment due no later than five days after receiving the notice of issuance to ship. We received the notices to ship and made all final payments due to GE under the agreements in December 2010.

2012 Estimated Capital and Exploratory Expenditures Budget

We estimate our 2012 capital expenditures budget to be approximately $80 million, excluding capitalized interest and exploratory expenses.  Planned capital expenditures of approximately $80 million include project and engineering expenditures of $42 million, developmental drilling expenditures of $32 million, and other expenditures of $6 million.

The $42 million dedicated to the project and engineering category includes $30 million of expenditures for the Corvina field (including $27 million for the CX-15 platform and facilities), $6 million for the Albacora field, and $6 million for other projects.  We expect to install the new CX-15 platform in the third quarter of 2012 with first production expected in the fourth quarter of 2012.

In addition to the above capital expenditures, geological, geophysical and engineering expenses (or exploratory expenses) are expected to be $25 million, including $22 million for the Block Z-1 seismic survey.

Liquidity Outlook

Our major sources of funding to date have been oil sales and equity and debt financing activities.  With our current cash balance, current and prospective Corvina and Albacora oil development cash flow, remaining proceeds from our recent debt facilities and potential future equity financing, the timing of which may depend on alternative sources of financing, such as possible joint venture arrangements, our cash position and market conditions, we believe we will have sufficient capital resources to execute our planned Corvina and Albacora oil development projects and our initial onshore projects as well as service our current obligations.

In the third quarter of 2010, we hired a financial advisor to help us in pursuing joint venture partnerships and/or, farm-outs for some of our assets in northwest Peru. In June 2011, we announced the start of a process to identify and select a potential partner for our offshore Block Z-1.  While that process remains active and there will be options discussed that could provide us with additional liquidity or funding, we cannot predict the outcome of this activity.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

	Payments Due by Period at December 31, 2011
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
	(in thousands)
Contractual Obligations:
Operating lease obligation (1)	$36,028	$19,850	$15,601	$577	$—
Capital lease obligation (2)	5,299	1,874	3,425	—	—
Debt obligation (3)	344,203	38,242	129,468	176,493	—
Purchase obligation (4)	44,478	44,478	—	—	—
Total	$430,008	$104,444	$148,494	$177,070	$—

(1)

Includes operating leases for our executive office in Houston, Texas (expires in 2016), and our branch offices in Lima, Peru (expires in 2014) and warehouses in Peru (expires in 2014), respectively. The operating lease amounts also exclude $0.1 million of sublease rentals from our Houston, Texas office due in the future under noncancelable subleases.

Includes the monthly lease expense for our two drilling rigs, one being currently leased to an operator in Peru and the other rig is currently being upgraded by Petrex to be used in operations once our seismic data acquisitions is completed. One lease expired in January 2012 and the other lease is set to expire in December 2013.

Includes the monthly lease expense for one of our oil transportation vessels whose lease expired in February 2012 and a storage vessel whose lease is set to expire in February 2013.

(2)

Includes capital lease for two production and storage barges, the Namoku and the Nu’uanu, whose lease was amended in May 2009 and is currently set to expire in April 2014. Lease payments are variable based on the working status of the barges. The amended lease agreement contains a $3.0 million purchase option after the third year of the lease, a $2.0 million purchase option after the fourth year of the lease and a mandatory $1.0 million purchase obligation by us after the fifth year of the lease. Commencing on November 2010, the daily charter rate for the use of both vessels will be based on a tiered structure with the daily rate dependent upon the amount of the previous month’s average daily per barrel price of WTI, as indicated on the New York Mercantile Exchange. Any amount paid by us after November 2010 over the initial daily rate as a result of the escalated tiered structure based on the price of WTI will be considered contingent rental payments. The amount of the contingent lease payments paid in 2011 was $1.6 million.

(3)

Includes the debt and interest payments related to the $75.0 million secured credit facility. We estimate the cash payments related to the $75.0 million secured debt facility, excluding potential payments for the performance based arranger fee, for the year ended December 31, 2012, 2013 and 2014 to be approximately $7.4 million, $43.0 million and $38.7 million, respectively. We estimate the cash payments related to the $75.0 million secured debt facility, for the performance based arranger fee, for the year ended December 31, 2013 and 2014 to be approximately none and none, respectively.

Includes the debt and interest payments related to the $40.0 million secured credit facility. We estimate the cash payments related to the $40.0 million secured debt facility, excluding potential payments for the performance based arranger fee, for the years ended 2012 and 2013 to be approximately $18.6 million and $24.6 million, respectively. We estimate the cash payments related to the $40.0 million secured debt facility, for the performance based arranger fee, for the years ended 2012 and 2013 to be approximately $1.1 million and $0.9 million, respectively.

Includes the remaining principal amount along with the accrued interest due, on the $170.9 million convertible notes due 2015. The 2015 Convertible Notes at a rate of 6.50% per year on March 1 and September 1 of each year, beginning on September 1, 2010. The 2015 Convertible Notes mature on March 1, 2015. Subsequent to December 31, 2011, using an adjusted conversion rate of 160.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into 28,889,927 shares of common stock.

(4)

Includes the remaining amounts of $44.5 million due in 2012 for contracts with a third party, to fabricate, mobilize and install a second platform at the Corvina field in offshore Block Z-1. The estimated total project cost of the CX-15 project, including all production and compression equipment, is expected to be approximately $60.0 million.

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

Our Board of Directors oversees the review of our oil and gas reserves and related disclosures by our appointed independent reserve engineers. The Board meets with management periodically to review the reserves process, results, and to confirm that the independent reserve engineers have had access to sufficient information, including the nature and satisfactory resolution of any material differences of opinion between us and the reserve engineers.

Reserves estimates are critical to many of our accounting estimates, including:

•                       Determining whether or not an exploratory well has found economically producible reserves;

•                       Calculating our unit-of-production depletion rates. Proved reserves estimates are used to determine rates that are applied to each unit-of-production in calculating our depletion expense; and

•                       Assessing, when necessary, our oil and gas assets for impairment using undiscounted future cash flows based on management’s estimates.  If impairment is indicated, discounted values will be used to determine the fair value of the assets.  The critical estimates used to assess impairment, including the impact of changes in reserves estimates, are discussed below.

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

Future Dismantlement, Restoration, and Abandonment Costs

The accounting for future development and abandonment costs changed on January 1, 2003, with the issuance of ASC Topic 410, “Asset Retirement and Environmental Liabilities”, which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The accrual is based on estimates of these costs for each of our properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these costs is difficult and requires management to make estimates and judgments that are subject to future revisions based on numerous factors, including changing technology, the political and regulatory environment and estimates as to the proper discount rate to use and timing of abandonment.

Our plan of operations includes the drilling of wells.  We will be required to plug and abandon those wells and restore the well sites upon abandonment if they are abandoned prior to the end of the contract period.  See Note-8, “Asset Retirement Obligation” to the consolidated financial statements provided herein for further detail.

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

Stock Based Compensation

We account for stock-based compensation at fair value in accordance with the provisions of ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employee directors. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the Consolidated Statements of Operations ratably over the employee’s or non-employee director’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is determined using the Black-Scholes option-pricing model.  Restricted stock awards and units are valued using the market price of our common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on our historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the year ended December 31, 2009, 2008 and 2007. We provide compensation benefits to employees and non-employee directors under share-based payment arrangements, including various employee stock option plans.

ASC Topic 230, “Statement of Cash Flows”, requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for equity awards (excess tax benefits) to be classified as financing cash flows. However, as we are not able to use these tax deductions (see Note-17, “Income Taxes” for further information), we have no excess tax benefits to be classified as financing cash flows.

Foreign Exchange

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador. Ecuador has adopted the U.S. Dollar as its official currency. Peru, however, still uses its local currency, Nuevo Sol, in addition to the U.S. Dollar and therefore our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation of that country. We have adopted ASC Topic 830, “Foreign Currency Matters”, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet monetary accounts using current exchange rates in effect at the balance sheet date, non-monetary accounts using historical exchange rates in effect at the time the transaction occurs, and for revenue and expense accounts using a weighted average exchange rate during the period reported. Accordingly, the gains or losses resulting from such translation are included in other income and expense in the consolidated Statements of Operations.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding fair value measurement and disclosure requirements.  The most significant change will require us, for Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this guidance did not have an impact on us.

In June 2011, the FASB issued guidance impacting the presentation of comprehensive income.  The guidance eliminates the current option to report components of other comprehensive income in the statement of changes in equity.  The guidance is intended to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011.   The adoption of this guidance did not have an impact on us.

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

Interest Rate Risk.

As of December 31, 2011, we had long-term debt and capital lease obligations of approximately $248.4 million and current maturities of long-term debt and capital lease obligations of approximately $16.8 million.

The $75.0 million secured debt facility, which at December 31, 2011 had $75.0 million outstanding, is variable rate debt that exposes us to the risk of increased interest expense in the event of increases in short-term interest rates.  If the variable interest rate were to increase by 1% from the rate at inception, interest expense would increase by approximately $0.8 million annually.  The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

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

The capital lease obligation for the Namoku and the Nu’uanu vessels began in August 2007 and is set to expire in May 2014. Lease payments are variable based on the working status of the vessels, with a purchase option of $3.0 million in May 2012, $2.0 million in May 2013, and for a purchase requirement for $1.0 million in May 2014.  The imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 34.9%. We do not expect a significant change in the market interest rate to impact the interest on our capital lease obligations.

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

The fair value of our 6.5% 2015 Convertible Notes as compared to the carrying value at December 31, 2011 and 2010, was as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value (2)	Carrying Amount	Fair Value (2)
	(in thousands)		(in thousands)
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($24.1) million at December 31, 2011 and ($30.1) million at December 31, 2010 (1)	$146,781	$140,460	$140,820	$176,540

(1)               Excludes obligations under capital lease arrangements and variable rate debt

(2)               We estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $140.5 million and $176.5 million at December 31, 2011 and December 31, 2010, respectively, based on observed market prices for the same or similar type of debt issues.

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

Foreign Currency Exchange Rate Risk

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, the Nuevo Sol, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation in that country.  Transaction differences have been nominal to-date but are expected to increase as our activities in Peru continue to escalate.  During the year ended December 31, 2011, 2010, and 2009, exchange rate gains and losses were not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BPZ Resources, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BPZ Resources, Inc. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of BPZ Resources, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BPZ Resources, Inc. at December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BPZ Resources, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, TX

March 14, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BPZ Resources, Inc. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for BPZ Resources, Inc. and Subsidiaries for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of BPZ Resources, Inc. and Subsidiaries for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Johnson Miller & Co., CPA’s PC

Midland, Texas

March 31, 2010

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 31,	December 31,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$58,172	$11,752
Accounts receivable	8,174	11,936
Income taxes receivable	1,212	9,987
Value added tax receivable	24,720	28,352
Inventory	16,841	18,968
Prepaid and other current assets	4,304	3,084

Total current assets	113,423	84,079

Property, equipment and construction in progress, net	381,602	342,507
Restricted cash	7,865	5,760
Other non-current assets	7,527	8,582
Investment in Ecuador property, net	820	1,007
Deferred tax asset	26,096	28,372

Total assets	$537,333	$470,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,520	$37,679
Accrued liabilities	19,694	14,072
Other liabilities	1,015	1,172
Accrued interest payable	6,064	4,273
Derivative financial instruments	1,096	—
Current maturity of long-term debt and capital lease obligations	16,854	4,180

Total current liabilities	64,243	61,376

Asset retirement obligation	1,304	855
Derivative financial instruments	950	—
Long-term debt and capital lease obligations, net	248,384	156,750

Total long-term liabilities	250,638	157,605

Commitments and contingencies (Note 19 and 20)

Stockholders’ equity:
Preferred stock, no par value, 25,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 250,000 authorized; 115,910 and 115,492 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	557,238	552,285
Accumulated deficit	(334,786)	(300,959)

Total stockholders’ equity	222,452	251,326

Total liabilities and stockholders’ equity	$537,333	$470,307

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009

Net revenue:
Oil revenue, net	$139,354	$110,075	$52,454
Other revenue	4,386	389	—

Total net revenue	143,740	110,464	52,454

Operating and administrative expenses:
Lease operating expense	50,792	32,585	28,113
General and administrative expense	38,600	32,655	33,258
Geological, geophysical and engineering expense	9,315	19,107	7,768
Dry hole costs	13,082	32,778	—
Depreciation, depletion and amortization expense	38,944	33,755	25,803
Standby costs	4,529	7,487	—
Other expense	—	12,889	—

Total operating and administrative expenses	155,262	171,256	94,942

Operating loss	(11,522)	(60,792)	(42,488)

Other income (expense):
Income from investment in Ecuador property, net	412	740	1,208
Interest expense	(19,772)	(11,618)	—
Loss on derivatives	(2,046)	—	—
Interest income	453	272	215
Other income (expense)	1,083	19	(1,312)

Total other income (expense), net	(19,870)	(10,587)	111

Loss before income taxes	(31,392)	(71,379)	(42,377)

Income tax expense (benefit)	2,435	(11,608)	(6,575)

Net loss	$(33,827)	$(59,771)	$(35,802)

Basic net income (loss) per share	$(0.29)	$(0.52)	$(0.35)
Diluted net income (loss) per share	$(0.29)	$(0.52)	$(0.35)

Basic weighted average common shares outstanding	115,367	114,919	103,362
Diluted weighted average common shares outstanding	115,367	114,919	103,362

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balances at January 1, 2009	78,748	$364,566	$(205,386)	$159,180

Exercise of stock options	164	602	—	602
Long-term incentive compensation plans, net of forfeitures	188	13,055	—	13,055
Common stock sold for cash, net of offering costs	36,124	134,922	—	134,922
Net loss	—	—	(35,802)	(35,802)

Balances at December 31, 2009	115,224	513,145	(241,188)	271,957
Long-term incentive compensation plans, net of forfeitures	268	5,813	—	5,813
Common stock sold for cash, net of offering costs	—	(42)	—	(42)
Proceeds of convertible notes allocated to equity, net of debt issuance costs	—	33,369	—	33,369
Net loss	—	—	(59,771)	(59,771)

Balances at December 31, 2010	115,492	552,285	(300,959)	251,326

Exercise of stock options	242	939	—	939
Long-term incentive compensation plans, net of forfeitures	176	4,019	—	4,019
Common stock sold for cash, net of offering costs	—	(5)	—	(5)
Net loss	—	—	(33,827)	(33,827)

Balances at December 31, 2011	115,910	$557,238	$(334,786)	$222,452

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2011	2010	2009

Cash flows from operating activities:
Net loss	$(33,827)	$(59,771)	$(35,802)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	4,019	5,813	13,055
Depreciation, depletion and amortization	38,944	33,755	25,803
Amortization of investment in Ecuador property	188	188	187
Deferred income taxes	2,047	(13,559)	(12,057)
Dry hole costs	13,082	32,778	—
Net loss on abandoned assets	—	12,089	—
Amortization of discount and deferred financing fees	8,648	5,272	—
Unrealized loss on derivatives	2,046	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,762	(9,069)	2,409
(Increase) decrease in value added tax receivable	6,632	(5,200)	(14,042)
(Increase) decrease in inventory	2,546	(6,748)	(7,619)
(Increase) decrease in other assets	935	(1,480)	1,531
Decrease in income taxes receivable	9,003	—	—
Increase (decrease) in accounts payable	(18,159)	4,981	(2,588)
Increase in accrued liabilities	7,412	4,083	4,341
Decrease in income taxes payable	—	(8,194)	(6,519)
Increase (decrease) in other liabilities	(157)	(63)	516
Net cash provided by (used in) operating activities	47,121	(5,125)	(30,785)

Cash flows from investing activities:
Property and equipment additions	(89,778)	(158,064)	(89,438)
Increase in restricted cash	(4,105)	(40)	(567)
Net cash used in investing activities	(93,883)	(158,104)	(90,005)

Cash flows from financing activities:
Borrowings	115,000	170,938	6,533
Repayments of borrowings	(16,807)	(7,994)	(8,437)
Deferred loan fees	(5,945)	(6,068)	—
Proceeds from exercise of stock options, net	939	—	602
Proceeds from sale of common stock, net	(5)	(42)	134,922
Net cash provided by financing activities	93,182	156,834	133,620

Net increase (decrease) in cash and cash equivalents	46,420	(6,395)	12,830
Cash and cash equivalents at beginning of period	11,752	18,147	5,317
Cash and cash equivalents at end of period	$58,172	$11,752	$18,147

Supplemental cash flow information:
Cash paid (refund) for:
Interest	$20,007	$11,812	$4,259
Income tax	(8,969)	10,534	12,525
Non — cash items:
Purchase and additions to equipment with the issuance of a capital lease obligation	$154	$172	$7,000
Accrued interest capitalized to construction in progress	—	—	54
Depletion allocated to production inventory	419	287	834
Depreciation on support equipment capitalized to construction in progress	317	1,773	1,415
Asset retirement obligation capitalized to property and equipment, net of revisions	339	21	112
Property and equipment transferred to / from current assets or other non-current assets	1,158	—	(1,456)

The accompanying notes are an integral part of these consolidated financial statements.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

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

The Company is in the process of developing its oil and natural gas reserves.  The Company was producing and selling oil from the CX-11 platform in the Corvina field of Block Z-1 under a well testing program, until it placed the Corvina field into commercial production in November 2010.  The Company is currently in the process of fabricating and installing a new platform in the Corvina field to further enhance its production profile.  The Company is also in the initial stages of appraising, exploring and developing its potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1 and began producing from the A-14XD in December 2009, and selling oil from the A-14XD well under a well testing program during the second quarter of 2010.  The Company completed conducting interference testing in the Albacora field in the third quarter of 2011.  The Albacora field is subject to the well testing program until the Company places the field into commercial production.  The Company  has installed all of the equipment necessary for the reinjection of gas and water at the Albacora platform, completed tie-ins and tested the equipment, and are working on the final environmental permit to allow the Company to commission the equipment to start commercial production in Albacora.  In the meantime, the Company has obtained a permit that allows it to flare gas from A-14XD, A-13E and A-9G wells until the permit is obtained. Additionally, the Company’s activities in Peru include analysis and evaluation of technical data on its properties, preparation of the development plans for the properties, meeting requirements under the license contracts, fabricating and installing a new platform, procuring equipment for an extended drilling campaign, obtaining all necessary environmental, technical and operating permits, bringing additional production on-line, conducting seismic surveys, obtaining preliminary engineering and design of the power plant and gas processing facilities and securing the required capital and financing to conduct the current plan of operation.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of BPZ Resources, Inc. and its wholly-owned subsidiaries and branch offices. All intercompany balances and transactions have been eliminated.

The Company’s accounting policy regarding partnership or joint venture interests in oil and gas properties is to consolidate such interests on a pro-rata basis in accordance with generally accepted practice in the oil and gas industry. However, the Company has not been able to receive timely information to allow it to proportionately consolidate the minority non-operating net profits interest owned by its consolidated subsidiary, SMC Ecuador Inc. See Note-6, “Investment in Ecuador Property” to the consolidated financial statements for further discussion regarding the Company’s investment in its Ecuador property. Accordingly, the Company accounts for this investment under the cost method. As such, the Company records its share of cash received or paid attributable to this investment as other income or expense and amortizes its investment into income over the remaining term of the license agreement which expires in May 2016.

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

Other items subject to estimates and assumptions include the carrying amounts of property, plant and equipment, including impairment and asset retirement obligations and deferred income tax assets. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. Current credit market conditions combined with volatile commodity prices have resulted in increased uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined accurately, actual results could differ significantly from these estimates.

Reclassification

Certain reclassifications have been made to the 2010 and 2009 consolidated financial statements to conform to the 2011 presentation. These reclassifications were not material to the accompanying consolidated financial statements.

Revenue Recognition

The Company recognizes revenues when they are realized or realizable and earned. Revenues are considered realized or realizable and earned when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

The Company sells its production in the Peruvian domestic market on a contract basis. Revenue is recorded net of royalties when the purchaser takes delivery of the oil. At the end of the period, oil that has been produced but not sold is recorded as inventory at the lower of cost or market. Cost is determined on a weighted average based on production costs. See Note—14, “Revenue” for further information.

Reporting and Functional Currency

The U.S. Dollar is the functional currency for the Company’s operations in both Peru and Ecuador. Ecuador has adopted the U.S. Dollar as its official currency. Peru, however, uses its local currency, Nuevo Sol, in addition to the U.S.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Dollar and therefore its financial results are subject to foreign currency gains and losses. The Company has adopted Accounting Standard Codification  (“ASC”) Topic 830, “Foreign Currency Matters”, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet monetary accounts using current exchange rates in effect at the balance sheet date, non-monetary accounts using historical exchange rates in effect at the time the transaction occurs, and for revenue and expense accounts using a weighted average exchange rate during the period reported. Accordingly, the gains or losses resulting from such translation are included in other income and expense in the consolidated statements of operations. Due to the relatively low level of activity to-date and the relatively steady exchange rate in Peru, foreign exchange gains and losses for the year ended December 31, 2011, 2010, and 2009 were not material to the Company’s financial statements.

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

Restricted Cash and Performance Bonds

As discussed in Note-7, “Restricted Cash and Performance Bonds”, the Company has secured various performance bonds, collateralized by certificates of deposit, to guarantee its obligations and commitments in connection with its exploratory properties in Peru. All of the performance bonds have been issued by Peruvian banks and their terms are dictated by the corresponding license contract or agreement.  The Company’s $75.0 million secured debt facility and $40.0 million secured debt facility require it to establish a debt service reserve account while the secured debt facilities are outstanding.

Allowance for Doubtful Accounts

Currently, the Company’s contract terms regarding oil sales have a relatively short settlement period.  However, the Company regularly reviews all aged accounts receivables for collectability and establishes an allowance as necessary for balances greater than 90 days outstanding. Currently, the majority of all receivables are current or were outstanding less than thirty days.

It is the Company’s belief that there are no balances in accounts receivable that will not be collected and that an allowance was not necessary at December 31, 2011 and December 31, 2010, respectively.

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

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Projects under construction are not depreciated or amortized until placed in service. For assets the Company constructs, it capitalizes direct costs, such as labor and materials, and indirect costs, such as overhead and interest. As of December 31, 2011, property and equipment consists of office equipment, vehicles and leasehold improvements made to the Company’s offices. All such values are stated at cost and are depreciated on a straight-line basis over the estimated useful life of the assets which ranges between three and ten years, or the term of the lease. Vessels and related equipment are depreciated on a straight-line basis over the estimated useful life of the asset which is between ten and fifteen years.  Maintenance and repairs are expensed as incurred. Replacements, upgrades or expenditures which improve and extend the life of the assets are capitalized. When assets are sold, retired or otherwise disposed, the applicable costs and accumulated depreciation and amortization are removed from the appropriate accounts and the resulting gain or loss is recorded.

Accrued Liabilities

The accrued liabilities included in the Company’s balance sheet at December 31, 2011 and 2010 consist mainly of accrued liabilities related to costs for which goods and services have been received in support of the Company’s oil and gas operations, including drilling operations, seismic and lease operating costs.

Oil and Gas Accounting Reserves Determination

The successful efforts method of accounting depends on the estimated reserves the Company believes are recoverable from its oil and gas reserves. The process of estimating reserves is complex. It requires significant judgments and decisions based on available geological, geophysical, engineering and economic data.

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

Management is responsible for estimating the quantities of proved oil and natural gas reserves and for preparing related disclosures. Estimates and related disclosures are prepared in accordance with the Security and Exchange Commission (“SEC”) requirements and generally accepted industry practices in the US as prescribed by the Society of Petroleum Engineers. Reserve estimates are independently evaluated at least annually by independent qualified reserves engineers, Netherland, Sewell & Associates, Inc (“NSAI”). The estimate of the Company’s proved reserves as of December 31, 2011 and 2010 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules were effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month un-weighted first-day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing.

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

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Reserves estimates are critical to many of the Company’s accounting estimates, including:

•                                          Determining whether or not an exploratory well has found economically producible reserves;

•                                          Calculating the Company’s unit-of-production depletion rates. Proved reserves estimates are used to determine rates that are applied to each unit-of-production in calculating its depletion expense; and

•                                          Assessing, when necessary, the Company’s oil and gas assets for impairment using undiscounted future cash flows based on management’s estimates.  If impairment is indicated, discounted values will be used to determine the fair value of the  assets.  The critical estimates used to assess impairment, including the impact of changes in reserves estimates, are discussed below.

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

The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future discounted and non-discounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the expected future cash flows from an asset are less than its carrying value.  For the year ended December 31, 2011, 2010 and 2009, there were no impairment losses recognized by the Company.

Stock Based Compensation

The Company accounts for stock-based compensation at fair value in accordance with the provisions of ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employee directors.  Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the Consolidated Statements of Operations  ratably over the employee’s or non-employee director’s  requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the year ended December 31, 2011, 2010 and 2009. The Company provides compensation benefits to employees and non-employee directors under stock-based payment arrangements, including various employee stock option plans. See Note-11, “Stockholders’ Equity” for further discussion of the Company’s stock-based compensation plans.

ASC Topic 230, “Statement of Cash Flows”, requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for equity awards (excess tax benefits) to be classified as financing cash flows. However, as the Company is not able to use these tax deductions (see Note-17, “Income Taxes” for further information), it has no excess tax benefits to be classified as financing cash flows.

Capitalized Interest

Certain interest costs have been capitalized as part of the cost of oil and gas properties under development, including wells in progress and related facilities.  Total interest costs capitalized during the year ended December 31, 2011, 2010 and 2009 were $10.7 million, $9.6 million and $4.4 million, respectively.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, restricted cash, trade receivables, trade payables, debt and derivatives. The book values of cash, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term maturity of those instruments. For further information regarding the fair value of the Company’s fixed rate debt see Note-12, “Fair Value Measurements and Disclosures”.  For the Company’s variable rate debt at December 31, 2011 and 2010, the carrying value of the debt approximates fair value as the interest rates are based on floating rates identified by reference to market rates and because the interest rates charged are at rates at which the Company can currently borrow.  The Company’s derivative financial instruments consist of variable financing arranger fee payments that are dependent on the change in oil prices from the loan origination date of the Company’s variable rate debt and the oil price on each repayment date. The Company estimates the fair value of these payments based on published forward commodity price curves at each financial reporting date.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”.  Under ASC Topic 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Environmental

The Company is subject to environmental laws and regulations of various U.S. and international jurisdictions. These laws and regulations, which are subject to change, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

Environmental costs that relate to current operations are expensed or capitalized as appropriate. Costs are expensed when they relate to an existing condition caused by past operations and will not contribute to current or future revenue generation. Liabilities related to environmental assessments and/or remedial efforts are accrued when property or services are provided and when such costs can be reasonably estimated. The Company’s cost for environmental impact assessments related to the Company’s properties for the year ended December 31, 2011, 2010 and 2009 were approximately $1.6 million, $2.4 million and $1.2 million, respectively.

Loss per Common Share

In accordance with provisions of ASC Topic 260, “Earnings per Share”, basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted-average number of common shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities. Diluted loss per share equals basic loss per share for the periods presented because the effects of potentially dilutive securities are antidilutive.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding fair value measurement and disclosure requirements.  The most significant change will require the Company, for Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this guidance did not have an impact on the Company.

In June 2011, the FASB issued guidance impacting the presentation of comprehensive income.  The guidance eliminates the current option to report components of other comprehensive income in the statement of changes in equity.  The guidance is intended to provide a more consistent method of presenting non-owner transactions that affect an entity’s

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

equity.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011.   The adoption of this guidance did not have an impact on the Company.

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

Activity related to the Company’s value-added tax receivable for December 31, 2011 and 2010 is as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Value-added tax receivable as of the beginning of the period	$31,352	$26,152
IGV accrued related to expenditures during period	28,780	37,996
IGV reduced related to sales of oil during period	(35,412)	(32,796)
Value-added tax receivable as of the end of the period	$24,720	$31,352

Current portion of value-added tax receivable as of the end of the period	$24,720	$28,352

Long-term portion of value-added tax receivable as of the end of the period	$—	$3,000

See Note-4, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information on the long-term portion of the value-added tax receivable.

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

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Below is a summary of inventory as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	(in thousands)
Tubular goods, accessories and spare parts	$13,541	$16,449
Crude oil	3,300	2,519
Inventory	$16,841	$18,968

	December 31, 2011	December 31, 2010
Crude oil (barrels)	46,105	49,836
Crude oil (cost per barrel)	$71.57	$50.55

Note 4 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of other current assets as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	(in thousands)
Prepaid expenses and other	$588	$2,190
Prepaid insurance	961	282
Insurance receivable	755	612
Restricted cash	2,000	—
Prepaid and other current assets	$4,304	$3,084

Prepaid expenses and other are primarily related to prepayments for drilling services, equipment rental and material procurement. Deposits are primarily rent deposits in connection with the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors and officer’s insurance policies. The insurance receivable is related to an incident that occurred in the third quarter of 2011 where, while in the process of moving certain equipment from the A platform in Albacora to the CX-11 platform in Corvina using third parties, certain equipment was damaged.  The Company expects to recover the receivable amount from either the third parties or its insurance carrier.  The restricted cash is related to the current portion of the $40.0 million secured debt facility entered into by the Company in January of 2011 that requires the Company to establish a $2.0 million debt service reserve account during the first 18-month period.  For further information see Note-7, “Restricted Cash and Performance Bonds”.

Below is a summary of other non-current assets as of December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
	(in thousands)
Debt issue costs, net	$7,527	$4,151
Other receivable	—	1,431
Value-added tax receivable	—	3,000

Other non-current assets	$7,527	$8,582

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Other non-current assets consist of (i) direct transaction costs incurred by the Company in connection with its debt capital raising efforts (ii) claims related to an incident involving a small tanker and (iii) the long-term portion of the Company’s value-added tax receivable.

At December 31, 2011 and 2010 the Company had net debt issue costs of $7.5 million and $4.2 million, respectively. At the time the debt was incurred, debt issue costs consisted of $4.4 million associated with the $75 million secured debt facility, $1.5 million, associated with the $40.0 million secured debt facility, and $4.8 million associated with $170.9 million Convertible Notes due 2015. The debt issue costs are being amortized over the life of the related debt agreements using the effective interest method.

For the year ended December 31, 2011, 2010 and 2009, the Company amortized into interest expense $2.6 million, $0.8 million and an immaterial amount, respectively, of debt issue costs.  For further information regarding the Company’s debt, see Note-9, “Debt and Capital Lease Obligations.”

For 2010, the insurance claim related to an incident involving a small tanker that one of the Company’s marine transportation contractors was chartering from the Peruvian Navy’s commercial branch in 2008.  The Company is seeking recovery of these amounts from the Peruvian Navy’s commercial branch.  The Company expects to recover all of these amounts from either the Peruvian Navy or its insurance carrier.  In 2011, due to the uncertainty in timing of resolving the claim, the Company has placed a reserved against the claim. The reserve will be reversed when the claim is settled.

At December 31, 2010, the Company classified $3.0 million of its value-added tax receivable balance as a long-term asset as it believed it would take longer than one year to receive the benefit of this portion of the value-added tax receivable. At December 31, 2011, the total value-added tax receivable balance is classified as current, as the Company believes it will be collected within one year.  For further information see Note-2, “Value-Added Tax Receivable”.

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	(in thousands)
Construction in progress:
Power plant and related equipment	$66,903	$60,119
Platforms and wells	48,469	21,346
Pipelines and processing facilities	20,089	5,067
Other	2,504	1,098
Producing properties (successful efforts method of accounting)	258,583	243,349
Producing equipment	17,143	17,157
Barge and related equipment	78,710	70,456
Office equipment, leasehold improvements and vehicles	10,824	5,966
Accumulated depletion, depreciation and amortization	(121,623)	(82,051)

Property, equipment and construction in progress, net	$381,602	$342,507

Exploratory well costs capitalized greater than one year after completion of drilling were $13.0 million as of December 31, 2011, and December 31, 2010.  The exploratory well costs relate to the CX11-16X gas well, that was drilled in 2007, which tested sufficient quantities of gas and is currently shut-in, until such time as a market is established for selling the gas.  The Company plans to use the gas from the CX11-16X well for its gas-to-power project.  See Note-19, “Commitments and Contingencies” for further information on the gas-to-power project.

During the year ended December 31, 2011 and 2010, the Company incurred capital expenditures of approximately $90.5 million and $159.9 million, respectively, associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Approximately $20.5 million and $92.9 million were transferred from construction in progress to producing properties for the year ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, the Company incurred approximately $26.6 million related to costs incurred in the design and fabrication of the CX-15 platform and incurred $22.3 million for development and equipment for permanent production facilities.

Also, the Company incurred $11.0 million on the onshore Pampa la Gallina exploratory well (PLG-1X) in Block XIX during the year ended December 31, 2011.  In December 2011, the $12.3 million of costs of the PLG-1X well along with $0.3 million costs of a water well to be used with the PLG-1X well and a $0.5 million retirement obligation asset were written off as dry hole costs.  In the fourth quarter of 2011, after completing technical review of information obtained during the drilling of the Pampa la Gallina (PLG-1X) well, the Company declared that the well had no further utility.

In addition, during the year ended December 31, 2011, the Company incurred approximately $4.6 million for the development of the A-9G well, $4.6 million for the development of the A-13E well, $4.0 million for the development of the A-12F well, and $1.2 million for the development of the A-17D water injection well.

Also, during the year ended December 31, 2011, the Company added approximately $6.3 million of costs to the power plant, which primarily consists of capitalized interest, and incurred approximately and $2.7 million on the Caleta Cruz dock.

For the year ended December 31, 2011, the Company incurred approximately $1.6 million in computer hardware, software and telecommunication equipment, $1.2 million in machinery and equipment, $0.6 million for assets in transit, $0.3 million for costs for office equipment and leasehold improvements in its offices Peru and approximately $3.5 million of other capitalized costs.

During the year ended December 31, 2010, the Company incurred capital expenditures related to the drilling and testing of the CX11-23D, CX11-17D, CX11-20D, CX11-18XD and CX11-22D wells in the Corvina field of approximately $14.0 million, $10.5 million, $0.8 million, $0.8 million and $20.0 million, respectively. In the Albacora field, the Company incurred capital expenditures related to the drilling of the A-15D, A-16D, A-17D and A-18D wells of approximately $8.5 million, $6.5 million, $17.8 million, and $0.1 million, respectively. On September 30, 2010, the costs of the A-17D well were written off as dry hole costs as well as the costs for two previously drilled wells, the A-15D and A-16D, as those wells were intended to follow the same trajectory and reach the same location as the A-17D well but neither reached the target due to mechanical problems and both wells were abandoned. Additionally, the Company incurred approximately $2.2 million in site preparation and staging costs for drilling of a new well in Block XIX.

For the year ended December 31, 2010, the Company incurred approximately $5.5 million for upgrades to its existing platforms as well as costs incurred in the design of new platforms. In addition, the Company incurred $16.4 million in equipment for its production facilities at the A platform in Albacora and the CX-11 platform in Corvina. The Company also incurred $7.3 million for the purchase of machinery and equipment used in operations in Peru, $3.9 million in additions to flowline and anchoring systems.

During the year ended December 31, 2010, the Company capitalized an additional $4.0 million in order to fit the Don Fernando vessel with equipment to support its operations.

During the year ended December 31, 2010, the Company incurred $41.7 million of costs as part of its agreement to purchase three LM6000 gas-fired packaged power units for the development of a Company owned gas-fired power generation facility.

For the year ended December 31, 2010, the Company wrote off approximately $12.1 million of property and equipment associated with its gas-to-power project and certain costs for the abandonment of two platforms. For further information regarding these write offs, see Note-15, “Other expense”.

For the year ended December 31, 2011, included in the amounts above, in accordance with the “successful efforts” method of accounting, the Company capitalized approximately $0.3 million of depreciation expense and $10.7 million of

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

interest expense to construction in progress.  For the year ended December 31, 2010 included in the amounts above, the Company capitalized approximately $1.8 million of depreciation expense, mainly related to the tender assist vessels serving as support equipment, and $9.6 million of interest expense, to construction in progress.

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

Below is a summary reflecting the Company’s income (expense) from the investment in the Ecuador property for the year ended December 31, 2011, 2010 and 2009, respectively, and the investment in the Ecuador property at December 31, 2011 and 2010, respectively:

	December 31,	December 31,	December 31,
	2011	2010	2009
	(in thousands)
Distributions received from investment in Ecuador property	$600	$928	$1,395
Amortization of investment in Ecuador property	(188)	(188)	(187)
Income from investment in Ecuador property, net	$412	$740	$1,208

Investment in Ecuador property at end of period, net	$820	$1,007

Note 7 — Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
	(in thousands)
Performance bonds totaling $5.6 million for properties in Peru	$3,338	$3,130
Insurance bonds for import duties related to a construction vessel	814	1,980
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	563	—
$75.0 million secured debt facility	2,500	—
$40.0 million secured debt faciltiy	2,000	—
Unsecured performance bond totaling $0.1 million for office lease agreement	—	—
Restricted cash	$9,865	$5,760

Current portion of restricted cash as of the end of the period	$2,000	$—

Long-term portion of restricted cash as of the end of the period	$7,865	$5,760

The $75.0 million secured debt facility entered into by the Company in July of 2011 required the Company to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  After the first 15-month period, the Company is required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date.  The Company expects to make contributions to the debt service fund of $8.1 million in 2012 and thereafter maintain the next quarterly interest and principal payment within the debt service reserve account.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

The $40.0 million secured debt facility entered into by the Company in January of 2011 required the Company to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, the Company must maintain a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date.  The Company expects to make contributions to the debt service fund of $15.0 million in 2012 and thereafter maintain the next quarterly interest and principal payment within the debt service reserve account.

See Note-4, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information on the current portion of restricted cash.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, legal requirements or rental practices.

Note 8 —Asset Retirement Obligation

An obligation was recorded for the future plug and abandonment of the oil wells in the Corvina and Albacora fields, and Pampa la Gallina well in Block XIX, for further information see Note-5, “Property, Equipment and Construction in Progress,” in accordance with the provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations”. ASC 410-20, requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost.

Activity related to the Company’s ARO for the year ended December 31, 2011 and December 31, 2010 is as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
ARO as of the beginning of the period	$855	$766
Liabilities incurred during period	680	292
Accretion expense	110	111
Revisions in estimates during period	(341)	(314)
ARO as of the end of the period	$1,304	$855

The 2011 and 2010 revisions in estimates are due to the shift in timing of cash flows associated with expected payment of the ARO liability.  As the expected timing to settle the liabilities was extended both in 2011 and 2010, the present value of the liabilities was decreased and, as a result, the Company reduced both the liability and capitalized asset by approximately $0.3 million and $0.3 million, respectively, in accordance with ASC Topic 410.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Note 9 —Debt and Capital Lease Obligations

At December 31, 2011 and 2010, debt and capital lease obligations consist of the following:

	December 31, 2011	December 31, 2010
	(in thousands)

$15.0 million IFC Senior Note, Libor plus 2.75%, due December 2012	$—	$12,500
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($24.1) million at December 31, 2011 and ($30.1) million at December 31, 2010	146,781	140,820
$75.0 million Secured Debt Facility, 3-month Libor plus 9%, due July 2014	75,000	—
$40.0 million Secured Debt Facility, 3-month Libor plus 7%, due July 2013	40,000	—
Capital Lease Obligations	3,457	7,610
	265,238	160,930
Less: Current maturity of long-term debt and capital lease obligations	16,854	4,180
Long-term debt and capital lease obligations, net	$248,384	$156,750

The following is a summary of scheduled debt maturities by year (in thousands):

2012	$16,000
2013	61,500
2014	37,500
2015	170,938
2016	—
Therafter	—
$285,938

The following is a summary of scheduled minimum lease payments under capital lease obligations by year (in thousands):

2012	$1,874
2013	1,825
2014	1,600
2015	—
2016	—
Therafter	—
Total Minimum Lease Payments	5,299
Less: Amounts Representing Interest	1,842
Present Value of Minimum Lease Payments	3,457
Less: Current Portion of Obligations Under Capital Lease	854
Long-Term Portion of Obligations Under Capital Lease	$2,603

$75.0 Million Secured Debt Facility

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

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

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

The $75.0 million secured debt facility contains covenants that will limit the Company’s ability to, among other things, incur additional debt, create certain liens, enter into transactions with affiliates, pay dividends on or repurchase stock of the Company or its subsidiaries, or sell assets or merge with another entity.  In addition, the Company must complete certain projects in the Corvina and Albacora offshore fields in Block Z-1 by certain scheduled dates.  There are also customary financial covenants under the $75.0 million secured debt facility, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio, maximum capitalization ratio, minimum oil production quota per quarter, minimum debt service coverage ratio, minimum proved developed producing reserves coverage ratio, maximum indebtedness, and minimum liquidity ratio.  On February 29, 2012, the Company, and its subsidiaries, entered into a third amendment to the $75.0 million secured debt facility dated as of July 6, 2011, with the lenders.  The amendment, effective as of February 29, 2012 deferred the date by which commercial production must commence in the Albacora field from February 29, 2012 to April 16, 2012.  On January 9, 2012, the Company, and its subsidiaries, entered into a second amendment to the $75.0 million secured debt facility dated as of July 6, 2011, with the lenders.  The amendment, effective as of December 30, 2011, (i) removed the requirement to provide audited financial statements from BPZ Energy LLC, (ii) increased the maximum consolidated total debt allowed for BPZ E&P from $120 million to $122 million for the fiscal year ended December 31, 2011, (iii) deferred the date by which commercial production must commence in the Albacora field from January 1, 2012 to February 29, 2012, and (iv) extended the date by which the Company must implement a hedging strategy reasonably acceptable to the lenders from January 2, 2012 to April 1, 2012.  The Company and its subsidiaries previously amended the $75.0 million secured debt facility to make conforming changes.  The Company was in compliance with these financial covenants at December 31, 2011.

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

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

subsidiaries enters into a permitted farm-out transaction with respect to their interests in Block Z-1 that would have the effect of reducing BPZ E&P’s and such guarantors’ collective economic interest in Block Z-1 below certain ownership thresholds.

The $75.0 million secured debt facility required the Company to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  For further information regarding the debt service reserve account, and its requirements, see Note-7, “Restricted Cash and Performance Bonds.”

With respect to the Performance Based Arranger Fee, the fee is payable at each of the principal repayment dates.  The Performance Based Arranger Fee is calculated by multiplying the principal payments at each principal payment date by the change in oil prices from the loan origination date and the oil price at each principal payment date. Additionally, the Performance Based Arranger Fee contains a maximum amount to be paid by the Company over the term of the loan. For further information regarding the Performance Based Arranger Fee, see Note-10, “Derivative Financial Instruments” and for information on the methodology used to value the Performance Based Arranger Fee, see Note-12, “Fair Value Measurements and Disclosures.”

The Company recorded debt issue costs of approximately $4.4 million associated with the $75.0 million secured debt facility. The debt issue costs are being amortized over the life of the facility through July 2014, using the effective interest method.

The Company estimates the cash payments related to the $75.0 million secured debt facility, excluding potential payments for the Performance Based Arranger Fee but including interest payments, for the year ended December 31, 2012, 2013 and 2014 to be approximately $7.4 million, $43.0 million and $38.7 million, respectively.

$40.0 Million Secured Debt Facility

In January 2011, the Company, through its subsidiaries, completed a credit agreement with Credit Suisse where Credit Suisse provided $40.0 million secured debt financing (the “$40.0 million secured debt facility”) to the Company’s power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. The Company and its subsidiary, BPZ E&P, agreed to unconditionally guarantee the $40.0 million secured debt facility on an unsecured basis.  The $40.0 million secured debt facility contains an arranger fee payable to Credit Suisse International. A portion of the arranger fee is based on a percentage of the principal amount outstanding and the remainder is based on the performance of the price of crude oil (Brent) from the closing date to the repayment dates. For further information regarding the Performance Based Arranger Fee, see Note-10, “Derivative Financial Instruments” and for information on the methodology used to value the Performance Based Arranger Fee, see Note-12, “Fair Value Measurements and Disclosures”.

The $40.0 million secured debt facility is secured, in part, by three LM6000 gas-fired packaged power units (approximately $67.0 million) that were purchased by the Company from GE through its power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. The $40.0 million secured debt financing is also secured by certain other equipment and property pledged in favor of Credit Suisse and Credit Suisse International.

The $40.0 million secured debt facility requires the Company to establish and maintain a debt service reserve account during the term of the facility. For further information regarding the debt service reserve account, and its requirements, see Note-7, “Restricted Cash and Performance Bonds”.

The $40.0 million secured debt facility matures on July 27, 2013, with principal repayment due in equal quarterly installments of $8.0 million commencing on July 27, 2012.  The $40.0 million secured debt facility bears interest at three month LIBOR plus 7.0%. Interest is due and payable every three month period after the commencement of the loan.

The $40.0 million secured debt facility subjects  the Company to various financial covenants calculated as of the last day of each quarter, including a maximum leverage ratio, a minimum consolidated interest coverage ratio, a maximum consolidated capitalization ratio and minimum oil production quota per quarter.  On January 9, 2012, the Company and its subsidiaries, Empresa Eléctrica Nueva Esperanza S.R.L. and BPZ Exploración & Producción S.R.L., entered into a third amendment to the $40.0 million secured debt facility with Credit Suisse.  The amendment, effective as of December 30, 2011, increased the maximum aggregate indebtedness allowed for the BPZ E&P and BPZ Lote Z-1 S.R.L. from $120 million

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

to $122 million.  The Company and its subsidiaries previously amended the $40.0 million secured debt facility to make conforming changes.  The Company was in compliance with these financial covenants at December 31, 2011.

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

Proceeds from the $40.0 million secured debt facility were utilized to meet the Company’s 2011 capital expenditure budget, to finance its exploration and development work programs, and to reduce its existing debt.

At December 31, 2011, the Company estimates the cash payments related to the $40.0 million secured debt facility, excluding the potential payments for the Performance Based Arranger Fee, but including interest payments, for the year ended December 31, 2012 and 2013 to be approximately $18.6 million and $24.6 million, respectively.

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

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

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

Net proceeds from the sale of the 2015 Convertible Notes, after deducting the discounts and commissions and any offering expenses payable by the Company, were approximately $164.9 million.  The initial purchaser received commissions of approximately $5.5 million in connection with the sale and the Company incurred approximately $0.6 million of direct expenses in connection with the offering.  The Company used the net proceeds for general corporate purposes, including capital expenditures and working capital, reduction or refinancing of debt, and other corporate obligations.

The Company accounts for the 2015 Convertible Notes in accordance with ASC Topic 470, “Debt”, as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Under the accounting guidance, convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to be separated into liability and equity components, with the liability component amount determined in a manner that reflects the issuer’s non-convertible debt borrowing rate. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest cost using the effective interest method over the term of the debt agreement. In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

The Company estimated its non-convertible borrowing rate at the date of issuance of the 2015 Convertible Notes to be 12%. The 12% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as the Company and was obtained through a quote from the initial purchaser. Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, the Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million. The discount is being amortized as non-cash interest expense over the life of the notes using the effective interest method. In addition, the Company allocated approximately $4.8 million of the $6.1 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the notes using the effective interest method. The remaining $1.3 million of fees and commissions were treated as transaction costs associated with the equity component. The Company estimates the remaining cash payments including interest payments related to the 2015 Convertible Notes, assuming no conversion, for 2012, 2013, 2014 and 2015 to be approximately $11.1 million, $11.1 million, $11.1 million and $176.5 million, respectively. The Company evaluated the 2015 Convertible Notes agreement for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of December 31, 2011, the net amount of $146.8 million includes the $170.9 million of principal reduced by $24.1 million of the remaining unamortized discount. The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million, reduced by $1.3 million of direct transaction costs. The remaining unamortized discount of $24.1 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At December 31, 2011, using the conversion rate of 169.0082

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into approximately 28.9 million shares of common stock.  As of December 31, 2011, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of the Company’s common stock at December 31, 2011, $2.84 per share, is less than the conversion price.

For the year ended December 31, 2011 and December 31, 2010, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.6%.

For the year ended December 31, 2011 and December 31, 2010, respectively, the amount of interest expense related to the 2015 Convertible Notes was $18.0 million and $15.3 million, respectively, disregarding capitalized interest considerations, and includes $11.1 million and $10.1 million, respectively, of interest expense related to the contractual interest coupon, $6.0 million and $4.5 million, respectively, of non-cash interest expense related to the amortization of the discount and $0.9 million and $0.7 million, respectively of interest expense related to the amortization of debt issue costs.

$15.0 Million IFC Reserve-Based Credit Facility

The Company had a $15.0 million reserve-based lending facility (“IFC Facility”) agreement (the “Loan Agreement”) with IFC through its subsidiaries BPZ E&P and BPZ Marine Peru S.R.L. as borrowers. The IFC Facility had $12.5 million outstanding maturing in December 2012; however, following the $40.0 million secured debt facility issued by the Company in January 2011, a portion of the proceeds was used to repay the amount outstanding to IFC. Because the Company refinanced the obligation on a long-term basis, $5.0 million of the $12.5 million that was originally expected to be paid within a year as of December 31, 2010 is being classified as a long-term liability, in accordance with ASC Topic 470, “Debt”, as the Company refinanced the obligation on a long-term basis.

The IFC Facility had interest at an approximate rate of LIBOR plus 2.75%, equivalent to 3.21% based on the six-month LIBOR rate of 0.46% at December 31, 2010.  The maximum amount available under this facility began at $15.0 million and was to be reduced by $2.5 million beginning on December 16, 2010 and every six months thereafter during the term of the Loan Agreement.  The amount available under the IFC Facility was subject to a semi-annual borrowing base determination based on the value of oil reserves.  In addition, the Company was subject to various financial covenants calculated as of the last day of each quarter, including a life of field coverage ratio, life of loan coverage ratio, debt to equity ratio and interest coverage ratio. The Loan Agreement also provided for events of default, cure periods and lender remedies customary for agreements of this type. The Company was in compliance with all material covenants of the Loan Agreement as of December 31, 2010.

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

Capital Leases

In June 2007, the Company entered into a capital lease agreement, with an option to purchase two vessels, the Namoku and the Nu’uanu, to assist in the development of the Corvina oil. The capital lease assets were recorded at $6.2 million, which represented the present value of the minimum lease payments, or the aggregate fair market value of the assets.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

In May 2009, the Company entered into an amendment of its lease agreement for two vessels under charter, the Namoku and the Nu’uanu. Under the terms of the amended lease agreement, the charter, originally set to expire in November 2009, was extended for five years commencing on May 1, 2009.  During the first 18 months of the amended lease term, the daily charter rate for the use of both vessels is fixed. Commencing in November 2010, the daily charter rate for the use of both vessels will be based on a tiered structure with the daily rate dependent upon the amount of the previous month’s average daily per barrel price of West Texas Intermediate Crude Oil (“WTI”), as indicated on the New York Mercantile Exchange. Any amount paid by the Company after November 2010 over the initial daily rate as a result of the escalated tiered structure based on the price of WTI will be considered contingent rental payments.  The amount of the contingent lease payments paid in 2011 was $1.6 million. The amended lease agreement contains a $3.0 million purchase option after the third year of the lease, a $2.0 million purchase option after the fourth year of the lease and a mandatory $1.0 million purchase obligation by the Company after the fifth year of the lease. The Company accounted for the amended lease agreement in accordance with ASC Topic 840, “Leases”.  Under the guidance, the lease agreement continues to be accounted for as a capital lease and the imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 34.9%.

In June 2008, the Company entered into a two year capital lease agreement to acquire the production equipment used on board the Namoku resulting in additional capital assets of approximately $2.4 million. Further, the Company capitalized an additional $2.8 million of production equipment in order to have the Company’s floating production, storage and offloading facility (“FPSO”) ready to receive and treat oil received from the CX-11 platform. The FPSO lease contains two bargain purchase options; therefore, depreciation of the leased asset was over its useful life. The lease contains a bargain purchase option of $1.0 million at the end of the first year of the lease and a $0.5 million bargain purchase option at the end of the second year of the lease.  The Company accounted for the lease agreement in accordance with ASC Topic 840, “Leases”.  Under the guidance, the lease agreement is accounted for as a capital lease and the imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 28.3%.   In July 2010, the Company exercised the second year purchase option and purchased the capital lease production equipment used on board the FPSO, the Namoku.

In March 2008, the Company entered into a lease-purchase agreement to acquire the BPZ-02 vessel resulting in additional capital assets of approximately $7.0 million. In February 2009, the Company made the final lease payment on the BPZ-02 deck vessel at which point title to the vessel was transferred to it.

In 2007, the Company entered into two capital loans for the purchase of office furniture.  Both loans have a term of 60 months, bearing interest at 5.94% and 9.44%, respectively, with principal and interest payments due on a monthly basis. During the fourth quarter of 2010, the Company made the final payments on the lease agreements and title of the office furniture was transferred to it.

In November 2009, the Company entered into a capital lease agreement for a construction vessel, the Don Fernando, resulting in additional capital assets of approximately $7.0 million.  In the fourth quarter of 2011, the Company made the final lease payment on the Don Fernando construction vessel, at which point title of the vessel was transferred to it.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Interest Expense

The following table is a summary of interest expense for the year ended December 31, 2011, 2010 and 2009, respectively:

	December 31,
	2011	2010	2009
	(in thousands)
Interest expense	$30,446	$21,250	$4,419
Capitalized interest expense	(10,674)	(9,632)	(4,419)
Interest expense, net	$19,772	$11,618	$—

Note 10 — Derivative Financial Instruments

Objective and Strategies for Using Derivative Instruments:

In connection with the $40.0 million secured debt facility and the $75.0 million secured debt facility in 2011, the Company and Credit Suisse agreed that a portion of the arranger fee would be based on the performance for oil prices and be payable at each of the principal repayment dates.  The fee is calculated by multiplying the principal payment amount by the change in oil prices from the loan origination date and the oil price at each principal repayment date. Additionally, the fee is capped at 18% of the $40.0 million secured debt facility and 12% of the $75.0 million secured debt facility.  The Performance Based Arranger Fee is being accounted for as an embedded financing derivative under ASC Topic 815, “Derivatives and Hedging” and accordingly, is being recorded at fair value with any mark-to-market changes in value reflected as loss on derivatives in the accompanying consolidated statements of operations.

Derivative Financial Instruments Not Designated as Hedging Instruments

Amount of Loss on Derivative Instruments Recognized in Income

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Realized derivative (gain) loss	$—	$—	$—
Unrealized derivative (gain) loss	2,046	—	—
Total (gain) loss on derivative financial instruments	$2,046	$—	$—

See Note-12, “Fair Value Measurements and Disclosures” for a discussion of methods and assumptions used to estimate the fair values of the Company’s derivative instruments.

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

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

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

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

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

	December 31,
	2011	2010	2009
	(in thousands, except per share data)

Net Loss	$(33,827)	$(59,771)	$(35,802)

Shares:
Basic weighted average common shares outstanding	115,367	114,919	103,362

Incremental shares from assumed conversion of dilutive share based awards	—	—	—

Diluted weighted average common shares outstanding	115,367	114,919	103,362
Excluded share based awards (1)	5,493	5,660	4,545
Excluded convertible debt shares (1)	28,890	25,365	—

Basic net income (loss) per share	$(0.29)	$(0.52)	$(0.35)
Diluted net income (loss) per share	$(0.29)	$(0.52)	$(0.35)

(1)  Inclusion of the shares for these awards would have had an antidiutive effect.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation”, for the year ended December 31, 2011, 2010, and 2009, respectively, and is generally included in “General and administrative expense” on the Consolidated Statements of Operations:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Employee stock—based compensation costs	$2,689	$4,290	$7,786
Director stock—based compensation costs (a) (b)	1,330	1,523	5,269
	$4,019	$5,813	$13,055

(a)          For the year ended December 31, 2009, additional stock-based compensation of approximately $0.7 million was recognized related to the accelerated vesting for certain restricted stock and stock option awards granted to a former member of the Board of Directors.

(b)         For the year ended December 31, 2009, approximately $0.4 million of stock-based compensation is included in “Other income (expense)” on the Consolidated Statements of Operations. The amount relates to 100,000 stock options awarded to a former member of the Board of Directors to purchase the Company’s common stock. The grant date fair value of the award was recognized upon issuance of the award.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Stock Option and Restricted Stock Plans

The Company has in effect the 2007 Long-Term Incentive Compensation Plan, as amended in 2010 to increase the number of shares available (the “2007 LTIP”), and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and Directors’ Plan provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants and the employees of certain of the Company’s affiliates as well as non-employee directors. The number of shares authorized under the amended 2007 LTIP and Directors’ Plan is 8.0 million and 2.5 million, respectively. As of December 31, 2011, approximately 3.5 million shares remain available for future grants under the 2007 LTIP and 0.8 million shares remain available for future grants under the Directors’ Plan.

Restricted Stock Awards and Performance Shares

At December 31, 2011, there were approximately 425,364 shares of restricted stock awards outstanding to officers, directors and employees all of which generally vest with the passage of time on the second or third anniversary of the date of grant. Restricted stock is subject to certain restrictions on ownership and transferability when granted. The fair value of restricted stock awards is based on the market price of the Common Stock on the date of grant.  Compensation cost for such awards is recognized ratably over the vesting or service period, net of forfeitures; however, compensation cost related to performance shares will not be recorded or will be reversed if the Company does not believe it is probable that such performance criteria will be met or if the service provider (employee or otherwise) fails to meet such criteria.

A summary of the Company’s restricted stock award activity for the year ended December 31, 2011 and related information is presented below:

		Weighted—
	Number of	Average
	Restricted	Fair Value
	Shares	Per Share
Outstanding at the begining of the year	448,790	$5.31
Granted	334,683	$5.89
Vested	(200,050)	$5.27
Forfeited or expired	(158,059)	$5.79
Outstanding at the end of the year	425,364	$5.61

The weighted average grant-date fair value of restricted stock awards granted for the year ended December 31, 2010 and 2009 was $5.28 and $5.33, respectively.  The fair value of restricted stock awards that vested during the year ended December 31, 2011, 2010 and 2009 was $0.8 million, $4.9 million, and $1.6 million, respectively. As of December 31, 2011, there was $0.9 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.1 years.

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

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

The following table presents the weighted-average assumptions used in the option pricing model for options granted during the year ended December 31:

	2011	2010	2009
Expected life (years) (a)	4.5	4.5	4.5
Risk-free interest rate (c)	2.1%	2.0%	2.5%
Volatility (b)	84.1%	91.7%	91.9%
Dividend yield (d)	—	—	—
Weighted-average fair value per share at grant date	$3.88	$3.26	$3.75

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

(d)         The dividend yield is based on the fact the Company does not anticipate paying any dividends.

A summary of the Company’s stock option activity for the year ended December 31, 2011 and related information is presented below:

			Weighted
		Weighted—	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Options	Per Option	Term	Value
Outstanding at the begining of the year	5,211,491	$8.59
Granted	569,049	$6.04
Exercised	(241,650)	$3.89
Forfeited or expired	(471,256)	$6.97
Outstanding at the end of the year	5,067,634	$8.67	6.16	$152,842

Exercisable at the end of the year	4,074,994	$9.44	5.52	$152,842

As of December 31, 2011, there was $1.2 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.1 years. The total intrinsic value of stock options (defined as the amount by which the market price of the Common Stock on the date of exercise exceeds the exercise price of the stock option) exercised during the year ended December 31, 2011, 2010, and 2009 was $0.3 million, none and $0.7 million, respectively.  Cash received from stock option exercises for the year ended December 31, 2011, 2010 and 2009 was $0.9 million, none and $0.6 million, respectively.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

The following table summarizes information about stock options outstanding as of December 31, 2011:

			Outstanding			Exercisable
				Weighted-
				Average
				Remaining			Weighted-
				Contractual			Average
			Number of	Life	Weighted	Number of	Exercise Price
Range of Exercise Prices			Options	(In years)	Exercise Price	Options	Per Option
Below	to	$2.12	99,248	2.7	$1.30	99,248	$1.30
$2.13	to	$4.23	775,750	5.4	$3.38	646,416	$3.34
$4.24	to	$6.35	1,547,231	6.9	$5.07	1,159,063	$5.11
$6.36	to	$8.47	692,705	7.6	$6.48	217,567	$6.52
$8.48	to	$10.58	251,200	6.0	$10.22	251,200	$10.22
$10.59	to	$25.53	1,701,500	5.5	$15.44	1,701,500	$15.44
Total			5,067,634	6.2	$8.67	4,074,994	$9.44

Employee Stock Purchase Plan

The employee stock purchase plan, which was approved by the shareholders on June 24, 2011, provides eligible employees the opportunity to acquire shares of BPZ Resources, Inc. common stock at a discount, through payroll deductions. Employees will be allowed to purchase up to 2,500 shares in any one offering period (not longer than twenty-seven months), within IRS limitations and plan rules.  The offering period means each period of time which common stock is offered to participants. Generally, the purchase price for stock acquired under the plan is the lower of 85% (subject to compensation committee adjustment) of the fair market value of the common stock on the grant date or the fair market value of the common stock on the investment date. Under this plan, 2,000,000 common shares have been reserved for issuance and purchase by eligible employees.  Activity under this plan began in the first quarter of 2012.

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

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Restricted Cash

Restricted cash includes all cash balances which are associated with the Company’s long-term assets, short-term debt and long-term debt. The carrying amount approximates fair value because the nature of the restricted cash balance is the same as cash.  The fair value of restricted cash is measured using Level 1 inputs within the three-level valuation hierarchy.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of variable financing arranger fee payments that are dependent on the change in oil prices from the loan origination date of the Company’s $40.0 million secured debt facility, the $75.0 million secured debt facility and the oil price on each repayment date. The Company estimates the fair value of these payments based on published forward commodity price curves at each financial reporting date. The discount rate used to discount the associated cash flows is based on the Company’s credit-adjusted risk-free rate. For further information regarding the Company’s derivatives, see Note-10, “Derivative Financial Instruments”.

Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

		Fair Value Measurements Using:
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Balance Sheet	Markets	Inputs	Inputs
December 31,2011	Location	(Level 1)	(Level 2)	(Level 3)
		(in thousands)

Financial Liabilities
Derivative Financial Instruments	Current Liabilities	$—	$1,096	$—
	Noncurrent Liabilities	—	950	—
		$—	$2,046	$—

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as asset retirement obligations and impairments of long-lived assets, at fair value on a non-recurring basis. See Note-8, “Asset Retirement Obligation” for further information.  As none of the Company’s non-financial assets and liabilities were impaired as of December 31, 2011 and December 31, 2010, and no other fair value measurements were required to be recognized on a non-recurring basis, additional disclosures were not provided. However, the Company did write off certain assets related to its gas-to-power project and certain platforms during the year ended December 31, 2010.  For further information on these write offs, see Note-15, “Other Expense”.

Additional Fair Value Disclosures

Debt with Variable Interest Rates

The fair value of the Company’s $75.0 million secured debt facility and $40.0 million secured debt facility, at December 31, 2011, and the Company’s IFC Facility, at December 31, 2010, approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates, and because the interest rates charged are at rates at which the Company could borrow under similar terms.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

$170.9 Million Convertible Notes due 2015

The fair value information regarding the Company’s fixed rate debt is as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value (2)	Carrying Amount	Fair Value (2)
	(in thousands)		(in thousands)
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($24.1) million at December 31, 2011 and ($30.1) million at December 31, 2010 (1)	$146,781	$140,460	$140,820	$176,540

(1)          Excludes obligations under capital lease arrangements and variable rate debt

(2)          The Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $140.5 million and $176.5 million at December 31, 2011 and December 31, 2010, respectively, based on observed market prices for the same or similar type of debt issues.

Note 13 — Affiliate and Related Party Transactions

For the year ended December 31, 2011, 2010 and 2009, the Company had not entered into any transactions with affiliates or related parties.

Note 14 — Revenue

At December 31, 2011, the Company had developed nine wells in the Corvina field and four wells in the Albacora field.  Of these wells, five wells were producing oil, six wells were producing oil intermittently, one well was being used for gas injection and the remaining well was being used for water reinjection.  At December 31, 2010, the Company was producing oil from seven wells with the remaining wells being shut-in.  At December 31, 2009, the Company was producing oil from five wells in the Corvina field and one well in the Albacora field under a well testing program.

The Company began producing oil on a limited basis in November 2007 from the CX11-21XD and CX11-14D wells in the Corvina field under a well testing program.  During the second and fourth quarter of 2008, it added production from the CX11-18XD and CX11-20XD wells, respectively, under the well testing program.  In 2009, the Company added the CX-15D during the second quarter and the CX11-19D well in the Corvina field and the A-14XD well in the Albacora field during the fourth quarter to its well testing program. In 2010, the Company added the CX11-17D well during the first quarter, the CX11-22D well during the third quarter and the CX11-23D well during the fourth quarter to its well testing program.  On November 30, 2010, the Company transitioned the Corvina field from extended well testing into commercial production.  In the third quarter of 2011, the Company added the A-13E and A-9G wells in the Albacora field to production.  In the fourth quarter of 2011, the Company added the A-12F in the Albacora to production.

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

In January 2009, the Company, through its wholly-owned subsidiary BPZ E&P, entered into a long-term oil supply agreement with Petroperu. Under the terms of the contract, the Company agreed to sell, and Petroperu agrees to purchase the Company’s crude oil production originating from the Corvina oilfield in Block Z-1. The contract term is for approximately seven years or until 17 MMBbls of crude oil has been delivered to the Petroperu refinery located in Talara, whichever comes

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

first. The price per barrel of oil under the agreement is determined using a basket of crude oils based on a 15-day average of Forties, Oman, and Suez blend crude oil prices, as quoted in the Spot Crude Prices Assessment published in Platt’s Crude Oilgram Price Report, minus $1 per barrel and other customary purchase price adjustments. The Company has approximately 13.6 MMBbls remaining under the contract.

In May 2010, through its wholly-owned subsidiary BPZ E&P, the Company entered into a short-term 400 MBbls oil supply agreement with Petroperu. Under the terms of the contract, the Company agreed to sell, and Petroperu agrees to purchase the Company’s crude oil production originating from the Albacora oilfield in Block Z-1. The price per barrel of oil under the agreement is determined using a basket of crude oils based on a 15-day average of Forties, Oman, and Suez blend crude oil prices, as quoted in the Spot Crude Prices Assessment published in Platt’s Crude Oilgram Price Report, minus $3 per barrel and other customary purchase price adjustments. As part of the price adjustments the Company is allowed to sell oil under the contract as long as the salt content is less than 25 pounds per thousand barrels of oil.  There is no purchase price adjustment associated with the oil sales if the salt content is less than 10 pounds per thousand barrels. The Company has approximately 83 MBbls remaining under the contract.

In July 2010, through its wholly-owned subsidiary BPZ E&P, the Company entered into a second short-term 110 MBbls oil supply agreement with Petroperu. Under the terms of the contract, the Company agreed to sell, and Petroperu agrees to purchase the Company’s crude oil production originating from the Albacora oilfield in Block Z-1. The price per barrel of oil under the agreement is determined using a basket of crude oils based on a 15-day average of Forties, Oman, and Suez blend crude oil prices, as quoted in the Spot Crude Prices Assessment published in Platt’s Crude Oilgram Price Report, minus $4.30 per barrel and other customary purchase price adjustments. As part of the purchase price adjustments, the Company is allowed to sell oil under the contract as long as the salt content is less than 60 pounds per thousand barrels of oil.  There is an incremental purchase price adjustment associated with the oil sales if the salt content is between 25 pounds and 60 pounds per thousand barrels. All 110 MBbls under this supply agreement were delivered and sold to Petroperu during the month of July 2010.

In September 2010, through its wholly-owned subsidiary BPZ E&P, the Company entered into a third short-term 80 MBbls oil supply agreement with Petroperu. Under the terms of the contract, the Company agreed to sell, and Petroperu agrees to purchase the Company’s crude oil production originating from the Albacora oilfield in Block Z-1. The price per barrel of oil under the agreement is determined using a basket of crude oils based on a 15-day average of Forties, Oman, and Suez blend crude oil prices, as quoted in the Spot Crude Prices Assessment published in Platt’s Crude Oilgram Price Report, minus $4.30 per barrel and other customary purchase price adjustments. As part of the purchase price adjustments, the Company is allowed to sell oil under the contract as long as the salt content is less than 60 pounds per thousand barrels of oil.  There is an incremental purchase price adjustment associated with the oil sales if the salt content is between 25 pounds and 60 pounds per thousand barrels. Approximately 50 MBbls under this supply agreement were delivered and sold to Petroperu during the month of September 2010 and the remaining 30 MBbls was delivered during October 2010.

The Company’s revenues are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro, as stipulated in the Block Z-1 license agreement based on production. However, their calculation is based on the past five-day average basket of crude oils prices, as discussed above, before the crude oil delivery date, as opposed to the price the Company receives for oil which is based on the prior two-week average of a blend of crude oil prices before the crude oil delivery date.  For the year ended December 31, 2011, 2010 and 2009, the revenues received by the Company are net of royalty costs of approximately 5% of gross revenues or $7.5 million, $6.3 million and $2.9 million, respectively.

Note 15— Other Expense

For the year ended December 31, 2010, the Company is reporting $12.9 million of charges in the Consolidated Statements of Operations as “Other expense”. These charges include $10.7 million of charges related to certain engineering, consulting, environmental and legal costs for the Company’s planned gas plant, pipeline and gas-to-power project and $2.2 million of charges related to the abandonment of two platforms. With respect to the $10.7 million of charges related to the planned gas plant, pipeline and gas-to-power project, during the third quarter of 2010, management determined that there is no future benefit of these engineering and development costs associated with the Company’s current gas plant, pipeline and gas-to-power project plans.  Accordingly, the Company wrote off these costs. With respect to the $2.2 million of platform abandonment costs, the Company has determined that two previously built platforms, one located in the Piedra Redonda field and the CX-13 platform located in the eastern part of the Corvina field, both of which were in existence when the Company

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

acquired the rights to the offshore Block Z-1 in northwest Peru, are not suitable for the Company’s future oil development plans. Accordingly, the Company wrote off the $1.4 million of costs incurred to evaluate the feasibility of refurbishing and using these platforms. In addition, the Company is accruing $0.8 million of abandonment costs related to the platform in the Piedra Redonda field as it is obligated to ensure the platform does not cause a threat to marine vessels operating in the area or marine wildlife. There were no similar expenses incurred by the Company in 2011 or 2009.

Note 16— Standby Costs

After completing the CX11-23D well in the Corvina field and the A-17D well in the Albacora field at the end of the third quarter of 2010, the Company suspended drilling operations until it completes a seismic data acquisition program planned for 2012 and fabricates and installs a new drilling platform in Block Z-1, currently scheduled for the third quarter of 2012.

As a result, for the year ended December 31, 2011, the Company incurred $4.5 million in standby costs that includes $3.9 million of standby rig costs.  Additionally, the Company incurred $0.6 million of allocated expenses associated with drilling operations for the year ended December 31, 2011.

For the year ended December 31, 2010, the Company incurred $7.5 million in standby costs that includes $4.9 million of standby rig costs.  Additionally, the Company incurred $2.6 million of allocated expenses associated with drilling operations for the year ended December 31, 2010.  There were no similar expenses incurred by the Company in 2009.

Note 17 — Income Taxes

The source of net loss before income tax expense (benefit) for the year ended December 31, is as follows (in thousands):

	2011	2010	2009
United States	$(14,148)	$(12,688)	$860
Foreign	(17,244)	(58,691)	(43,237)
Loss before income taxes	$(31,392)	$(71,379)	$(42,377)

The income tax expense (benefit) for the year ended December 31, consists of the following (in thousands):

	2011	2010	2009
Current Taxes
Federal	$—	$(200)	$200
Foreign	179	2,151	6,709
Total Current	179	1,951	6,909

Deferred Taxes
Federal	$—	$—	$—
Foreign	2,256	(13,559)	(13,484)
Total Deferred	2,256	(13,559)	(13,484)
Total income tax expense (benefit)	$2,435	$(11,608)	$(6,575)

The income tax expense (benefit) for the year ended December 31, 2011, 2010 and 2009 differs from the amount computed by applying the U.S. statutory federal income tax rate for the applicable year to consolidated net loss before income taxes as follows (in thousands):

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

	2011	2010	2009
Federal statutory income tax rate	$(10,673)	$(24,269)	$(14,408)
Increases (decreases) resulting from:
Peruvian income tax - rate difference less than 34% statutory	2,771	5,763	—
Permanent book/tax differences	1,016	(365)	2,908
Non-deductible intercompany expenses and other	4,623	(2,922)	4,180
Effect of change from crediting foreign withholding tax to deducting foreign withholding tax	2,338	—	—
Current year foreign withholding tax	2,201	—	—
Change in valuation allowance	159	10,185	745
Total income tax expense (benefit)	$2,435	$(11,608)	$(6,575)

A summary of the components of deferred tax assets, deferred tax liabilities and other taxes deferred at December 31, 2011 and 2010 are presented below (in thousands):

	2011	2010
Deferred Tax:
Asset:
Net Operating Loss	$39,515	$27,039
Deferred Compensation	3,667	2,658
Foreign Tax AMT	7	3,535
Exploration Expense	13,982	10,720
Depletion	94	9,148
Asset Retirement Obligation	141	105
Overhead Allocaion to Foreign Locations	5,073	6,326
Other	1,365	681
Liability:
Preoperation Expenses	—	(275)
Depreciation	(18)	(18)
Asset Basis Difference	(7,871)	(1,849)
Other	—	—
Net Deferred Tax Asset	$55,955	$58,070

Less Valuation Allowance	(29,859)	(29,698)
Deferred tax asset	$26,096	$28,372

At December 31, 2011, the Company has recognized a gross deferred tax asset related to net operating loss carryforwards of $39.5 million before application of the valuation allowances.  Net deferred tax assets in the foregoing table include the deferred consequences of the future reversal of Peruvian deferred tax assets and liabilities on the impact of the Peruvian employee profit share plan tax of $3.9 million in 2011 and $4.3 million in 2010.

At December 31, 2011, the Company had recognized a gross deferred tax asset related to net operating loss carryforwards attributable to United States of $31.9 million, before application of the valuation allowances.  As of December 31, 2011, the Company had a valuation allowance of $27.1 million for the full amount of the domestic net deferred tax asset, as it believes, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2031. Furthermore, because the Company has no operations within the U.S. taxing jurisdiction, it is likely that sufficient generation of revenue to offset the Company’s deferred tax asset is remote.

In 2011, the Company amended its 2009 US Federal Tax return to elect to deduct its previously benefited foreign income tax credits.  This resulted in an increase to the Company’s net operating loss carryforward and the elimination of the

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

foreign income tax credit carryforward previously accrued as a deferred tax asset.  Since the Company maintained a full valuation allowance against the net operating loss carryforward and the foreign tax credit carryforward deferred tax assets, the election to deduct the foreign tax credit resulted in no impact to overall tax expense.

At December 31, 2011, the Company had recognized a gross deferred tax asset related to net operating loss carryforwards attributable to foreign jurisdictions of $7.6 million, before application of the valuation allowances, attributable to foreign net operating losses, which begin to expire in 2014.  The Company is subject to Peruvian income tax on its earnings at a statutory rate, as defined in the Block Z-1 License Contract, of 22%.  The Company assessed the realizability of the net deferred tax asset generated in Peru.  The Company considered whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in Peru during the periods in which those temporary differences become deductible.  Based upon the level of historical taxable income, the availability of certain prudent and feasible income tax planning opportunities and projections for future taxable income over the periods in which the deferred tax assets are deductible, along with the transition into the commercial phase under the Block Z-1 License Contract, the Company believes it is more likely than not that it will realize the majority of the these deductible differences at December 31, 2011.  In addition the Company has a $2.8 million valuation allowance on certain foreign deferred tax assets related to overhead allocations and exploration activities on Blocks XIX, XXII and XXII as it believes it may not receive the full benefit of these deductions.  As a result, the Company recognized a net deferred tax asset of $26.1 million, related to its foreign operations, as of December 31, 2011.

The Company recognized a total tax provision for the year ended December 31, 2011 of approximately $2.4 million.  No provision for U.S. federal and state income taxes has been made for the difference in the book and tax basis of the Company’s investment in foreign subsidiaries as such amounts are considered permanently invested.  Distribution of earnings, as dividends or otherwise, from such investments could result in U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries.  Due to the Company’s significant net operating loss carryforward position the Company has not recognized any excess tax benefit related to its stock compensation plans.  ASC Topic 718 prohibits the recognition of such benefits until the related compensation deduction reduces the current tax liability.

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations.  The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.  The Company did not have any uncertain tax positions generated from unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statement as of December 31, 2011 or December 31, 2010.

Note 18 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing parlance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the year ended December 31, 2011, 2010 and 2009. Accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, Petroperu. The majority of the Company’s long-lived assets are located in Peru. Management does not consider its investment in Ecuador as a separate business segment.

Note 19 — Commitments and Contingencies

Extended Well Testing Regulation

On December 13, 2009, legislation regulating well testing in Peru became effective under a Supreme Decree issued by the government of Peru.  The regulation provides that all new wells may be placed on production testing for up to six months.  If the operator believes additional testing is needed to properly evaluate the productive capacity of the field, and can technically justify such need, a request for the well to enter into an Extended Well Test (“EWT”) period must be submitted to the General Directorate of Hydrocarbons (“DGH”), the agency of the Ministry of Energy and Mines responsible for

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

regulating the optimum development of oil and gas fields.  After the initial six-month period or after an approved EWT program expires, the operator will be required to have the necessary gas and water reinjection equipment in place to continue producing the well according to existing environmental regulations.  Additionally, during both the initial six-month testing period and any extended period that may be granted, the Company must also obtain gas flaring permits for each well in order for it to be in compliance with Peruvian environmental legislation.

Corvina Field Transition into Commercial Production

The Corvina field was put into commercial production on November 30, 2010 in accordance with the revised First Date of Commercial Production approved by Perupetro, and is no longer subject to the EWT regulations described above.

With respect to other fields, unless additional EWT periods are approved, upon expiration of all such periods, all production would cease until the Company meets the requirements to transition into commercial production, including installation of water and gas reinjection facilities.

Extended Well Testing Program

The Company had been producing oil from the Albacora field since December 2009 through late January 2011, at which time the extended well testing permit and associated gas flaring permit expired. In January 2011, the Company received notice from Perupetro that its application for extended well testing on the A-14XD well had been denied, and accordingly, the Company shut-in production from the well.

In April 2011, the Company received authorization from the Ministry of Energy and Mines of Peru for interference testing, along with associated gas flaring, covering a four-month period beginning June 1, 2011. The permits were for the A-14XD, A-9G, and A-13E oil wells, with the latter two having been drilled by a previous operator, and which were all shut-in at the Albacora platform.  As a result, work related to interference testing of the A-9G and A-13E wells began in May 2011.  Additionally, the Company reopened the A-14XD well in June 2011.  The Company reopened the A-13E well in July 2011, the A-9G well in September 2011 and the A-12F in November 2011, with each well producing intermittently, during the Company’s interference testing program.

In July 2011, the Company received an EWT permit with related gas flaring allowances that permitted continued testing operations on the three wells once the initial interference testing program ended in September 2011.  This permit allowed production from all three wells, from new zones, simultaneously through February 2012.

In February 2012, the Company received permits from the DGH to continue well testing on A-14XD, A-9G and A-13E wells until July 1, 2012, or until the Company receives the required environmental permit for gas injection, whichever comes first.  In addition, the Company’s request was granted by the DGH to permit testing on the A-12F to allow a determination to be made whether to use this well as either a gas injector or oil producer.

The Albacora field is subject to the EWT regulations until the Company receives the required environmental permit to inject gas.

With respect to any additional EWT and gas flaring permits that are requested, the Company can give no assurance that the DGH or the Ministry of Energy and Mines will grant approval of any current or future permits requested by the Company.

Ecuadorian Hydrocarbon Law

In July 2010, the Company was notified of changes to the Ecuadorian hydrocarbon law that included provisions that will allow the Ecuadorian government to nationalize oil fields if a private operator does not agree to contractual changes mandated by the new hydrocarbon laws.  The consortium, of which the Company is a participant, successfully negotiated a service contract during the fourth quarter of 2010; as such, the Company does not believe there is a significant risk of nationalization of its interest in the Santa Elena field. The Company is still reviewing the impact of this new law, if any, as it pertains to its 10% net investment interest in an oil and gas property in Ecuador. For further information see Note-6,

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

“Investment in Ecuador Property”.  However, the Company does not believe any such impact on its Ecuadorian investment will have a material impact on the Company’s overall financial position.

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 gives employees working in private companies engaged in activities generating income as defined by the Income Tax Law the right to share in the company’s profits.  According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the rate at 8%. However, in Peru, the Hydrocarbon Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing Other Activities”, thus Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income/(loss) before incomes taxes as reported under GAAP. For the year ended December 31, 2011 and December 31, 2010, respectively, profit sharing expense was not material to the Company as the Company’s Peruvian subsidiaries did not have a material amount of “income subject to taxation” per the Peruvian tax code as a result of declaring commercial production in the Corvina field, which allowed certain exploration and development costs to be deductible in 2011 and 2010 that were not deductible in previous years.  For the year ended December 31, 2009, approximately $1.3 million of expense related to profit sharing is included in “General and administrative expense” in the Consolidated Statement of Operations as the Company’s Peruvian subsidiaries had “income subject to taxation” per the Peruvian tax code.  The Company is subject to profit sharing expense any year its Peruvian subsidiaries are profitable according to the Peruvian tax laws.

Gas-to-Power Project Financing

The gas-to-power project entails the installation of an approximately 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple-cycle electric generating plant.  The power plant site is located adjacent to an existing substation and power transmission lines, which after the Peruvian government completes their expansion, are expected to be capable of handling up to 420 MW of power. The existing substation and transmission lines are owned and operated by third parties.

The Company currently estimates the gas-to-power project will cost approximately $153.5 million, excluding working capital and 18% value-added tax which will be recovered via future revenue billings. The $153.5 million includes $133.5 million for the estimated cost of the power plant and $20.0 million for the estimated cost of the construction of the natural gas pipeline. While the Company has held initial discussions with several potential joint venture partners for the gas-to-power project in an attempt to secure additional financing and other resources for the project, the Company has not entered into any definitive agreements with a potential partner. In the event the Company is able to identify and reach an agreement with a potential joint venture partner, it may only retain a minority position in the project. However, the Company expects to retain the responsibility for the construction of the pipeline as well as retain ownership of the pipeline. If the Company is unable to identify and reach an agreement with a potential partner, it plans to continue moving the project forward to completion without a partner. The Company has obtained certain permits and is in the process of obtaining additional permits to move the project forward.

Contracts for CX-15 Platform at the Corvina Field

In the third quarter of 2011, Soluciones Energeticas S.R.L., a subsidiary of the Company, finalized contracts with a third party, to fabricate, mobilize and install a second platform at the Corvina field in offshore Block Z-1.  The estimated total project cost of the CX-15 project, including all production and compression equipment, is expected to be approximately $60.0 million.  The Company has guaranteed payment of the platform contracts.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Note 20 — Legal Proceedings

Navy Tanker Litigation

On October 24, 2007, Tecnomarine SAC, a contractor to BPZ E&P, entered into two short-term agreements with the Peruvian Navy’s commercial branch to charter two small tankers for use in the Company’s offshore oil production operation.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire. Neither of the Peruvian governmental agencies charged with investigating the incident found fault with Tecnomarine SAC or the Company’s subsidiary, BPZ E&P.  A lawsuit was nonetheless filed on December 18, 2008 in the 152nd Judicial District Court of Harris County, Texas by two crewmembers and the family and estate of two deceased sailors injured in the incident, claiming negligence and gross negligence on the part of BPZ Resources, Inc. and BPZ Energy, LLC, parent entities of BPZ E&P, that were not parties to the charter agreement and were not involved in the operations. Based on the Company’s assessment of the available facts, including the fact that none of the Peruvian government-sanctioned investigations into the Supe incident found fault on the part of Tecnomarine SAC or BPZ E&P, the Company does not believe the outcome of the legal proceeding will have a material adverse effect on its financial condition, results of operations or cash flows. The Company is vigorously defending this action but caution that there is inherent risk in litigation, which is difficult to quantify, especially at the early stage of litigation proceedings. In any event, the Company believes that any monetary damages arising from the incident would be adequately covered by insurance policies, after a customary deductible.

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

Note 21 — Operating Leases and Purchase Obligations

The Company is committed under various operating leases.  Rent expense incurred for the year ended December 31, 2011, 2010 and 2009 was approximately $1.1 million, $1.6 million and $1.4 million, respectively. See Note-16, “Standby Costs” for drilling rig equipment expense included in the Consolidated Statements of Operations.

Minimum non-cancelable lease and purchase commitments as of December 31, 2011 are as follows (in thousands):

2012	$64,327
2013	14,182
2014	1,419
2015	494
2016	82
Thereafter	—
Total minimum lease commitments	$80,504

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Includes operating leases for our executive office in Houston, Texas (expires in 2016), and our branch offices in Lima, Peru (expires in 2014) and warehouses in Peru (expires in 2014), respectively.  The operating lease amounts also exclude $0.1 million of sublease rentals from our Houston, Texas office due in the future under noncancelable subleases.

Includes the monthly lease expense for our two drilling rigs, one being currently leased to an operator in Peru and the other rig is currently being upgraded by Petrex to be used in operations once our seismic data acquisitions is completed.  One  lease expired in January 2012 and the other lease is set to expire in December 2013.

Includes the monthly lease expense for one of our oil transportation vessels whose lease expired in February 2012 and storage vessel whose lease is set to expire in February 2013.

Includes the remaining amounts of $44.5 million due in 2012 for contracts with a third party, to fabricate, mobilize and install a second platform at the Corvina field in offshore Block Z-1.  The estimated total project cost of the CX-15 project, including all production and compression equipment, is expected to be approximately $60.0 million.

Note 22 — Subsequent Events

In early 2012, the Company received a flaring permit extension from the DGH allowing the Company to flare gas at the wells in the Albacora field. For further information, see Note-19, “Commitments and Contingencies.”

In February 2012, the Company obtained an extension on the commercial production date for the Albacora field.  For further information, see Note-9, “Debt and Capital Lease Obligations.”

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Note 23 — Quarterly Results of Operations (Unaudited)

	Three Months Ended
2011	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share data)
Total net revenue	$38,705	$36,939	$36,210	$31,886
Operating income (loss)	290	8,957	7,115	(27,884)
Other expense	(7,647)	(5,285)	(335)	(6,603)
Net income (loss)	$(8,093)	$292	$5,705	$(31,731)

Basic net income (loss) per share	$(0.07)	$0.00	$0.05	$(0.27)
Diluted net income (loss) per share	$(0.07)	$0.00	$0.05	$(0.27)

Basic weighted average common shares outstanding	115,180	115,322	115,460	115,484
Diluted weighted average common shares outstanding	115,180	115,776	115,547	115,484

	Three Months Ended
2010	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share data)
Total net revenue	$24,045	$22,397	$26,688	$37,334
Operating income (loss)	1,265	169	(50,393)	(11,833)
Other expense	(1,917)	(3,385)	(2,398)	(2,887)
Net loss	$(1,774)	$(4,262)	$(43,659)	$(10,076)

Basic net income (loss) per share	$(0.02)	$(0.04)	$(0.38)	$(0.09)
Diluted net income (loss) per share	$(0.02)	$(0.04)	$(0.38)	$(0.09)

Basic weighted average common shares outstanding	115,000	114,919	114,927	115,059
Diluted weighted average common shares outstanding	115,000	114,919	114,927	115,059

BPZ RESOURCES, INC AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Supplemental Oil and Gas Disclosures

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

SEC and FASB Updates on Oil and Gas reporting

On December 31, 2008 the SEC adopted the final rules regarding amendments to current oil and gas reporting requirements. See Recent Accounting pronouncements under Note-1, “Basis of Presentation and Significant Accounting Policies” for further information. The amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology.  Additionally, in January 2010, the FASB issued Accounting Standard Update 2010-3, “Oil and Gas Reserve Estimation and Disclosures”, to align its reporting guidance with the new SEC rules. The Company adopted these rules effective December 31, 2009 and the changes, including those related to pricing, are included in the Company’s reserve estimates.

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

Beginning  December 31, 2009, an un-weighted average of the first-day-of-the month price based upon the prior 12-month period is used for future sales of natural gas, crude oil and natural gas liquids. Future operating costs, production taxes and capital costs will be based on current costs as of each year-end, with no escalation. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. Reserve data represent estimates only and should not be construed as being exact. Moreover, the standardized measure should not be construed as the current market value of the proved oil and natural gas reserves or the costs that would be incurred to obtain equivalent reserves. A market value determination would include many additional factors including (a) anticipated future changes in natural gas and crude oil prices, production and development costs, (b) an allowance for return on investment, (c) the value of additional reserves, not considered proved at present, which may be recovered as a result of further exploration and development activities, and (d) other business risk.

Proved Undeveloped Reserves (“PUD” or “PUDs”)

As of December 31, 2011, we had a total quantity of 22 PUDs contributing 28.2 MMbbls to our 2011 proved oil reserves.  Of the total 22 PUDs, 18 PUDs are associated to the Corvina field and 4 PUDs are associated to the Albacora field. During the year ended December 31, 2011, no PUD that contributed to the 2010 proved oil reserves were converted into proved developed reserves in the Corvina field or the Albacora field.  Costs incurred to advance the development of PUDs in 2011 were approximately $26.6 million associated with the CX-15 platform.  As of December 31, 2011, we did not have any PUDs previously disclosed that have remained undeveloped for five years or more. As of December 31, 2011, we have no PUD locations included in our proved oil reserves that are scheduled to be drilled after five years. At December 31, 2011, one PUD location was added to proved undeveloped reserves that was previously categorized as proved developed non-producing reserves due to the decision to use the location as a gas injection well.

Capitalized Costs Relating to Oil and Gas Producing Activities

The following table sets forth the capitalized costs relating to the Company’s natural gas and crude oil producing activities at December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Proved properties	$354,246	$292,135
Unproved properties	20,116	19,098
Total	374,362	311,233
Less: Accumulated depletion and amortization	(94,482)	(67,218)
Net capitalized cost	279,880	244,015

Company’s share of cost method investees’ costs of property acquisition, exploration and development (1)	$—	$—

(1)            BPZ Energy purchased the Investment in Ecuador Property in 2004.

Pursuant to ASC Topic 410, “Asset Retirement and Environmental Obligations”, net capitalized cost includes asset retirement cost of $1.3 million and $0.9 million as of December 31, 2011 and December 31, 2010, respectively.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

The following table sets forth costs incurred related to the Company’s oil and natural gas activities for the year ended December 31, 2011 and 2010 (in thousands):

Total
Year Ended December 31, 2011:
Acquisition costs of properties
Proved	$—
Unproved	—

Total acquisition costs	—
Exploration costs	22,885
Development costs	62,803

Total	$85,688

Company’s share of cost method investees’ costs of property acquisition, exploration and development (1)	$—

Year Ended December 31, 2010:
Acquisition costs of properties
Proved	$—
Unproved	—

Total acquisition costs	—
Exploration costs	58,480
Development costs	63,672

Total	$122,152

Company’s share of cost method investees’ costs of property acquisition, exploration and development (1)	$—

(1)            BPZ Energy purchased the Investment in Ecuador Property in 2004.

Results of Operations for Oil and Natural Gas Producing Activities

The results of operations for oil and natural gas producing activities, excluding general and administrative expenses and interest expense, are as follows for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Oil revenue, net	$139,354	$110,075	$52,454

Geological, geophysical and engineering expense	9,315	19,107	7,768
Dry hole costs	13,082	32,778	—
Lease operating expense	50,792	32,585	28,113
Depletion and amortization expense	26,845	28,514	22,224

Income (loss) before income taxes	39,320	(2,909)	(5,651)
Income tax provision (benefit)	8,650	(640)	(1,243)

Results of continuing operations	$30,670	$(2,269)	$(4,408)

Company’s share of cost method investees’ results of operations for producing activities(1)	$600	$927	$1,396

(1)            Investment in Ecuador Property

Net Proved Reserve Summary

The following table sets forth the Company’s net proved developed and undeveloped reserves at December 31, 2011, 2010 and 2009, and the changes in the net proved reserves for each of the three years. All of the Company’s proved reserves are located in Peru. The Company’s net profit interest in the Santa Elena property is located in Ecuador and is based on a service contract.

	Natural gas (MMcf)(4)	Natural gas liquids and crude oil (MBbls)(1)	(MBbls) equivalents(2)

Net proved reserves at December 31, 2008	—	17,154	17,154

Revisions of previous estimates (6)	—	(1,552)	(1,552)
Purchases of minerals in place	—	—	—
Extensions, discoveries and other additions (5)	—	22,873	22,873
Sales in place	—	—	—
Production (7)	—	(991)	(991)
Other	—	—	—

Net proved reserves at December 31, 2009	—	37,484	37,484

Revisions of previous estimates (6)	—	319	319
Purchases of minerals in place	—	—	—
Extensions, discoveries and other additions (5)	—	2,600	2,600
Sales in place	—	—	—
Production (7)	—	(1,527)	(1,527)
Other	—	—	—

Net proved reserves at December 31, 2010	—	38,876	38,876

Revisions of previous estimates (6)	—	(2,798)	(2,798)
Purchases of minerals in place	—	—	—
Extensions, discoveries and other additions (5)	—	—	—
Sales in place	—	—	—
Production (7)	—	(1,376)	(1,376)
Other	—	—	—

Net proved reserves at December 31, 2011	—	34,702	34,702

Company’s proportional interest in reserves of investees accounted for by the cost method—December 31, 2011 (3)	—	126	126

	Natural gas (MMcf)(4)	Natural gas liquids and crude oil (MBbls)(1)	(MBbls) equivalents(2)

Proved Developed Reserves as of:

December 31, 2007	—	2,977	2,977

December 31, 2008	—	4,223	4,223

December 31, 2009	—	9,912	9,912

December 31, 2010	—	12,231	12,231

December 31, 2011	—	6,546	6,546

Proved Undeveloped Reserves as of:

December 31, 2007	—	8,963	8,963

December 31, 2008	—	12,930	12,930

December 31, 2009	—	27,573	27,573

December 31, 2010	—	26,645	26,645

December 31, 2011	—	28,156	28,156

(1)	Includes crude oil, condensate and natural gas liquids.
(2)

Natural gas volumes have been converted to equivalent natural gas liquids and crude oil volumes using a conversion factor of six thousand cubic feet of natural gas to one barrel of natural gas liquids and crude oil.

(3)	Based on an independent reservoir engineer’s preliminary report provided by the operator of the Santa Elena property.
(4)

The Company does not currently have the financial capacity or commitments for a development program of this magnitude for its gas reserves. Accordingly, the Company has not included amounts of natural gas reserves in its SEC filings. At such time as the Company obtains sufficient financial commitments to proceed with the full development of the gas-to-power project and all other conditions necessary to record proved reserves are met, the Company expects to record SEC proved gas reserves as permitted under SEC rules and disclose such reserves in future SEC filings.

(5)

The 2009 extensions, discoveries and other additions of 22.8 MMBbls were due to additional wells drilled in the Corvina field (12.8 MMBbls) and the discoveries of the Albacora field (10.1 MMBbls). The 2010 extensions, discoveries and other additions of 2.6 MMBbls were due to additional wells drilled in the Corvina field. In 2011, there were no changes to the extensions, discoveries and other additions.

(6)

The 2009 reserve analysis prepared by NSAI included negative revisions due to the lower than expected performance of the CX11-14D, CX11-18XD, and CX11-20XD wells and corresponding revisions of other wells resulting in a negative revision of 1.6 MMBbls. The 2010 reserve analysis as prepared by NSAI included positive revisions due to price of approximately 347 MBbls that were partially offset by negative revisions of approximately 28 MBbls due to performance. The 2011 reserve analysis prepared by NSAI included negative revisions due to performance of 3.2 MMBbls, partially offset by positive revisions due to price of 0.4 MMBbls.  The negative revisions were due to the lower than expected performance of our 2010 proved developed non producing wells that were intervened in 2011 in the Corvina field and in the Albacora field, of which the majority of the revision came from performance of the proved developed non producing wells associated with the Albacora field.  The 2011, 2010 and 2009 reserve reports as prepared by NSAI used a $106.56 per barrel price, a $76.92 per barrel price and a $57.30 per barrel price, respectively.

(7)

The 2009 oil production of 991 MBbls includes 984 MBbls from the Corvina field and 7 MBbls from the Albacora field. The 2010 oil production of 1,527 MBbls includes 1,123MBbls from the Corvina field and 404 MBbls from the Albacora field. The 2011 oil production of 1,376 MBbls includes 1,255 MBbls from the Corvina field and 121 MBbls from the Albacora field.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s crude oil reserves for the year ended December 31, 2011, 2010 and 2009 (in thousands):

December 31, 2011
Future cash inflows (4)	$3,697,799
Future production costs	(492,542)
Future development costs	(378,128)
Future income tax expenses	(569,664)
Future net cash flows	2,257,465
Discount to present value at 10% annual rate	(723,732)

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$1,533,733

Company’s share of cost method investees’ standardized measure of discounted future net cash flows (1) (2)	$6,409

December 31, 2010
Future cash inflows (4)	$2,990,334
Future production costs	(500,267)
Future development costs	(383,728)
Future income tax expenses	(403,964)
Future net cash flows	1,702,375
Discount to present value at 10% annual rate	(604,014)

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$1,098,361

Company’s share of cost method investees’ standardized measure of discounted future net cash flows (1) (3)	$9,924

December 31, 2009
Future cash inflows (4)	$2,147,862
Future production costs	(402,673)
Future development costs	(402,600)
Future income tax expenses	(256,746)
Future net cash flows	1,085,843
Discount to present value at 10% annual rate	(347,284)

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$738,559

Company’s share of cost method investees’ standardized measure of discounted future net cash flows (1) (3)	$6,898

(1)            Investment in Ecuador Property

(2)            Based on an independent reservoir engineer’s preliminary report provided by the operator of the Santa Elena property.

(3)            Based on an independent reservoir engineer’s report provided by the operator of the Santa Elena property.

(4)            The per barrel price used in determining future cash inflows for the year ended December 31, 2011, 2010 and 2009 were $106.56, $76.92 and $57.30, respectively.

The following table sets forth the principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company’s proved crude oil reserves.  The information is presented for the year ended December 31, 2011, 2010 and 2009 as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Standardized measure of discounted future net cash flows, beginnning of the year	$1,098,361	$738,559	$298,927
Sales and transfers of natural gas, natural gas liquids and crude oil produced, net of production costs	(88,562)	(79,547)	(24,341)
Change in estimated future development costs	1,897	(88,751)	(303,666)
Net changes in prices and production costs	620,670	387,269	221,655
Extensions, discoveries, additions and improved recovery, net of related costs	—	107,711	624,402
Development costs incurred	3,300	63,672	78,782
Revisions of previous quantity estimates	(97,134)	1,012	(58,805)
Accretion of discount	130,388	51,417	24,559
Net change in income taxes	(122,894)	(79,113)	(119,579)
Changes in timing and other	(12,293)	(3,868)	(3,375)
Standardized measure of discounted future net cash flows, end of the year	$1,533,733	$1,098,361	$738,559

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2011 our disclosure controls and procedures, as defined in Rule 13a-15(e), are effective to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)        Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We did not identify any material weaknesses in our internal controls as a result of this evaluation. Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2011.

BDO USA, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of December 31, 2011, which is set forth below under “Attestation Report”.

(d)         Attestation Report

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

To the Board of Directors and Stockholders
BPZ Resources, Inc. and Subsidiaries

Houston, Texas

We have audited BPZ Resources, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BPZ Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BPZ Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BPZ Resources, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, TX

March 14, 2012

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements.

	Our consolidated financial statements are included in Part II, Item 8 of this report:	80

	Reports of Independent Registered Public Accounting Firms	81-82

	Consolidated Balance Sheets	83

	Consolidated Statements of Operations	84

	Consolidated Statements of Stockholders’ Equity	85

	Consolidated Statements of Cash Flows	86

	Notes to Consolidated Financial Statements	87

	Supplemental Oil and Gas Disclosures (Unaudited)	123

	Management’s Annual Report on Internal Control Over Financial Reporting	133

	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	134

2.	Financial Statements Schedules and supplementary information required to be submitted:

	None.

3.	Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Index of Exhibits beginning on page xxx of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

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

Boepd Barrels of oil equivalent per day

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2012.

BPZ Resources, Inc.

By:	/s/ Manuel Pablo Zúñiga-Pflücker
Manuel Pablo Zúñiga-Pflücker
President & Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER	/s/ RICHARD S. MENNITI
Manuel Pablo Zúñiga-Pflücker	Richard S. Menniti
President, Chief Executive Officer and Director	Chief Financial Officer
March 14, 2012	(Principal Financial Officer and Principal Accounting Officer)
March 14, 2012

/s/ JAMES B. TAYLOR	/s/ JOHN J. LENDRUM, III
James B. Taylor	John J. Lendrum, III
Director and Chairman of the Board	Director
March 14, 2012	March 14, 2012

/s/ GORDON GRAY	/s/ DENNIS G. STRAUCH
Gordon Gray	Dennis G. Strauch
Director	Director
March 14, 2012	March 14, 2012

/s/ STEPHEN C. BEASLEY
Stephen C. Beasley
Director
March 14, 2012

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

4.2

Indenture for 6.5% Convertible Senior Notes due 2015 by and among BPZ Resources Inc. and Wells Fargo Bank National Association, as trustee, dated February 8, 2010 (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed on February 9, 2010).

4.3	Form of 6.5% Convertible Senior Note due 2015 (included in Exhibit 4.2).

10.1*	BPZ Energy, Inc. 2005 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on July 5, 2005 (SEC File No. 333- 126388)).

10.2*	BPZ Energy, Inc. 2007 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 24, 2007).

10.3*	BPZ Energy, Inc. 2007 Directors Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 24, 2007).

10.4	Merger Agreement between Navidec, Inc. and BPZ Energy, Inc. dated July 8, 2004 (incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed on July 13, 2004).

10.5	Closing Agreement between Navidec, Inc. and BPZ, Inc. dated September 8, 2004(incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed on September 14, 2004).

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

10.9	License Contract from the Government of Peru for Block XXII dated November 21, 2007 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 14, 2008).

10.10	License Contract from the Government of Peru for Block XXIII dated November 21, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 14, 2008).

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

10.18

Placement Agency Agreement and form of the Subscription Agreement by and among BPZ Resources, Inc. and Investors with Placement Agents dated as of June 25, 2009 (incorporated by reference to exhibit 1.1 to the Company’s Form 8-K filed on June 29, 2009).

10.19

Subscription Agreement by and among BPZ Resources Inc. and International Finance Corporation , as Investor, to purchase 1,630,776 shares of common stock dated September 15, 2009 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on September 16, 2009).

10.20

Subscription Agreement by and among BPZ Resources, Inc. and International Finance Corporation dated December 18, 2006 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2006).

10.21

Letter Agreement by and between the Consortium of GE Packaged Power, Inc. and GE International Inc. Sucursal de Peru (collectively, “Seller”) and Empresa Electrica Nueva Esperanza S.R.L. (“Buyer”) dated as of November 20, 2009 (incorporated by reference to exhibit 10.3 to the Company’s Form 8-K filed on November 27, 2009).

10.22	US $40,000,000 Credit Agreement by and among Empresa Electrica Nueva Esperanza S.R.L., as Borrower, and BPZ Resources, Inc., and BPZ Exploración & Producción S.R.L., as Guarantors

and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse International, as Arranger, dated as of January 27, 2011 (incorporated by reference to exhibit 10.21 to the Company’s Form 10-K filed on March 16, 2011).

10.23*

Amendment to the BPZ Energy, Inc. (a/k/a BPZ Resources, Inc.) 2007 Long-Term Incentive Compensation Plan (incorporated by reference to exhibit 10.22 to the Company’s Form 10-K filed on March 16, 2011).

10.24*

Amendment to the BPZ Energy, Inc. (a/k/a BPZ Resources, Inc.) 2007 Long-Term Incentive Compensation Plan, dated April 20, 2011 (incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q filed on August 8, 2011).

10.25

BPZ Resources, Inc. Employee Stock Purchase Plan (incorporated by referenced to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the Commission on August 9, 2011).

10.26

$75,000,000 Credit Agreement by and among BPZ Resources, Inc., and its subsidiaries BPZ Energy LLC, and BPZ Exploración & Producción S.R.L., as guarantors and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011 (incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q filed on August 8, 2011).

10.27

First Amendment to $40,000,000 Credit Agreement by and among Empresa Electrica Nueva Esperanza S.R.L., as Borrower, and BPZ Resources, Inc., and BPZ Exploración & Producción S.R.L., as Guarantors and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse International, as Arranger, dated as of January 27, 2011, filed herewith.

10.28

Second Amendment to $40,000,000 Credit Agreement by and among Empresa Electrica Nueva Esperanza S.R.L., as Borrower, and BPZ Resources, Inc., and BPZ Exploración & Producción S.R.L., as Guarantors and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse International, as Arranger, dated as of January 27, 2011, filed herewith.

10.29

Third Amendment to $40,000,000 Credit Agreement by and among Empresa Electrica Nueva Esperanza S.R.L., as Borrower, and BPZ Resources, Inc., and BPZ Exploración & Producción S.R.L., as Guarantors and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse International, as Arranger, dated as of January 27, 2011, filed herewith.

10.30

First Amendment to $75,000,000 Credit Agreement by and among BPZ Resources, Inc., and its subsidiaries BPZ Energy LLC, and BPZ Exploración & Producción S.R.L., as guarantors and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011, filed herewith.

10.31

Second Amendment to $75,000,000 Credit Agreement by and among BPZ Resources, Inc., and its subsidiaries BPZ Energy LLC, and BPZ Exploración & Producción S.R.L., as guarantors and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011, filed herewith.

10.32

Third Amendment to $75,000,000 Credit Agreement by and among BPZ Resources, Inc., and its subsidiaries BPZ Energy LLC, and BPZ Exploración & Producción S.R.L., as guarantors and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011, filed herewith.

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

* - Management Contract or Compensatory Plan or Arrangement.