Form 10-Q/A
period 2012-03-31
BPZ RESOURCES, INC.
filed 2012-05-15
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Form 10-Q of BPZ Resources, Inc. for the period ended March 31, 2012, filed on May 10, 2012 (the “Initial Report”), is being filed for the sole purpose of supplementing Exhibit 10.3 with a schedule that was unintentionally omitted, namely Schedule 10.3.1.  This Amendment No. 1 does not make any other changes to the Initial Report.

PART II

Item 6. Exhibits

10.1

Fourth Amendment to $40,000,000 Credit Agreement by and among Empresa Electrica Nueva Esperanza S.R.L., as Borrower, and BPZ Resources, Inc., and BPZ Exploración & Producción S.R.L., as Guarantors and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse International, as Arranger, dated as of January 27, 2011. (Previously filed with BPZ Resources, Inc’s Form 10-Q for the period ended March 31, 2012, filed on May 10, 2012)

10.2

Fourth Amendment to $75,000,000 Credit Agreement by and among BPZ Resources, Inc., and its subsidiaries BPZ Energy LLC, and BPZ Exploración & Producción S.R.L., as guarantors and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011. (Previously filed with BPZ Resources, Inc’s Form 10-Q for the period ended March 31, 2012, filed on May 10, 2012)

10.3

Stock Purchase Agreement Among BPZ Energy International Holdings, L.P. and BPZ Energy LLC, as Sellers, BPZ Resources, Inc., as Borrower, and Pacific Stratus Energy S.A., as Buyer, and Pacific Stratus International Energy Ltd., as Pre Lender, Concerning BPZ Norte Oil S.R.L., dated April 27, 2012. (Filed herewith)

10.4

Joint Operating Agreement among BPZ Exploración & Producción S.R.L. and BPZ Norte S.R.L. for the Exploration - Exploitation License Block Z-1 Offshore, Peru, signed as of April 27, 2012 and effective as of the Effective Date (as defined therein). (Previously filed with BPZ Resources, Inc’s Form 10-Q for the period ended March 31, 2012, filed on May 10, 2012)

10.5

Carry Agreement made on April 27, 2012 and effective as of the Carry Start Date (as defined therein) between BPZ Exploración & Producción S.R.L. and BPZ Norte S.R.L. (Previously filed with BPZ Resources, Inc’s Form 10-Q for the period ended March 31, 2012, filed on May 10, 2012)

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Previously filed with BPZ Resources, Inc’s Form 10-Q for the period ended March 31, 2012, filed on May 10, 2012)

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Previously filed with BPZ Resources, Inc’s Form 10-Q for the period ended March 31, 2012, filed on May 10, 2012)

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Previously filed with BPZ Resources, Inc’s Form 10-Q for the period ended March 31, 2012, filed on May 10, 2012)

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Previously filed with BPZ Resources, Inc’s Form 10-Q for the period ended March 31, 2012, filed on May 10, 2012)

101.INS                 XBRL Instance Document. (Previously furnished with BPZ Resources, Inc’s Form 10-Q for the period ended March 31, 2012, filed on May 10, 2012)

101.SCH             XBRL Schema Document. (Previously furnished with BPZ Resources, Inc’s Form 10-Q for the period ended March 31, 2012, filed on May 10, 2012)

101.CAL            XBRL Calculation Linkbase Document. (Previously furnished with BPZ Resources, Inc’s Form 10-Q for the period ended March 31, 2012, filed on May 10, 2012)

101.LAB            XBRL Label Linkbase Document. (Previously furnished with BPZ Resources, Inc’s Form 10-Q for the period ended March 31, 2012, filed on May 10, 2012)

101.PRE               XBRL Presentation Linkbase Document. (Previously furnished with BPZ Resources, Inc’s Form 10-Q for the period ended March 31, 2012, filed on May 10, 2012)

101.DEF              XBRL Definition Linkbase Document. (Previously furnished with BPZ Resources, Inc’s Form 10-Q for the period ended March 31, 2012, filed on May 10, 2012)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BPZ RESOURCES, INC.

Date: May 15, 2012	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director