Form 10-Q
period 2012-06-30
BPZ RESOURCES, INC.
filed 2012-08-09
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

As of July 31, 2012, there were 116,333,080 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$97,372	$58,172
Accounts receivable	4,156	8,174
Income taxes receivable	1,363	1,212
Value added tax receivable	23,615	24,720
Inventory	19,036	16,841
Prepaid and other current assets	10,308	4,304
Total current assets	155,850	113,423

Property, equipment and construction in progress, net	397,799	381,602
Restricted cash	5,365	7,865
Other non-current assets	6,285	7,527
Investment in Ecuador property, net	726	820
Deferred tax asset	32,447	26,096
Total assets	$598,472	$537,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,069	$19,520
Accrued liabilities	26,013	19,694
Other liabilities	132	1,015
Accrued interest payable	5,016	6,064
Derivative financial instruments	7	1,096
Current maturity of long-term debt and capital lease obligations	19,053	16,854
Total current liabilities	61,290	64,243
Asset retirement obligation	1,349	1,304
Derivative financial instruments	-	950
Long-term debt and capital lease obligations, net	347,705	248,384
Total long-term liabilities	349,054	250,638

Commitments and contingencies (Note 18 and 19)

Stockholders’ equity:
Preferred stock, no par value, 25,000 authorized; none issued and outstanding	-	-
Common stock, no par value, 250,000 authorized; 116,319 and 115,910 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	558,705	557,238
Accumulated deficit	(370,577)	(334,786)
Total stockholders’ equity	188,128	222,452
Total liabilities and stockholders’ equity	$598,472	$537,333

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenue:
Oil revenue, net	$32,679	$35,646	$69,154	$73,362
Other revenue	2	1,293	80	2,282

Total net revenue	32,681	36,939	69,234	75,644

Operating and administrative expenses:
Lease operating expense	12,694	7,521	24,062	18,273
General and administrative expense	10,425	9,276	17,556	18,307
Geological, geophysical and engineering expense	2,442	1,462	26,732	7,719
Depreciation, depletion and amortization expense	11,648	9,231	23,154	19,277
Standby costs	1,409	492	2,599	2,821
Other expense	756	-	756	-

Total operating and administrative expenses	39,374	27,982	94,859	66,397

Operating income (loss)	(6,693)	8,957	(25,625)	9,247

Other income (expense):
Loss from investment in Ecuador property, net	(47)	(47)	(94)	(94)
Interest expense	(4,080)	(4,905)	(10,290)	(8,640)
Loss on extinguishment of debt	(7,318)	-	(7,318)	-
Gain (loss) on derivatives	8,407	(321)	2,039	(4,623)
Interest income	7	2	10	233
Other income (expense)	(198)	(14)	(245)	192

Total other expense, net	(3,229)	(5,285)	(15,898)	(12,932)

Income (loss) before income taxes	(9,922)	3,672	(41,523)	(3,685)

Income tax expense (benefit)	(1,422)	3,380	(5,732)	4,116

Net income (loss)	$(8,500)	$292	$(35,791)	$(7,801)

Basic net income (loss) per share	$(0.07)	$0.00	$(0.31)	$(0.07)
Diluted net income (loss) per share	$(0.07)	$0.00	$(0.31)	$(0.07)

Basic weighted average common shares outstanding	115,573	115,322	115,543	115,260
Diluted weighted average common shares outstanding	115,573	115,776	115,543	115,260

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(35,791)	$(7,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,420	2,364
Depreciation, depletion and amortization	23,154	19,277
Amortization of investment in Ecuador property	94	94
Deferred income taxes	(6,484)	3,544
Loss on extinguishment of debt	7,318	-
Amortization of discount and deferred financing fees	4,896	3,768
Unrealized (gain) loss on derivatives	(2,039)	4,623
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,017	2,851
Decrease in value added tax receivable	1,106	4,373
(Increase) decrease in inventory	(1,397)	720
Increase in other assets	(3,479)	(603)
Increase in income taxes receivable	(18)	(1,886)
Decrease in accounts payable	(8,451)	(23,617)
Increase in accrued liabilities	915	1,189
Increase (decrease) in other liabilities	(883)	90
Net cash provided by (used in) operating activities	(15,622)	8,986

Cash flows from investing activities:
Property and equipment additions	(40,284)	(28,262)
Increase in restricted cash	-	(2,563)
Net cash used in investing activities	(40,284)	(30,825)

Cash flows from financing activities:
Borrowings	141,719	40,000
Repayments of borrowings	(44,735)	(14,629)
Deferred loan fees	(1,925)	(1,526)
Proceeds from exercise of stock options, net	-	923
Proceeds from sale of common stock, net	47	(5)
Net cash provided by financing activities	95,106	24,763

Net increase in cash and cash equivalents	39,200	2,924
Cash and cash equivalents at beginning of period	58,172	11,752
Cash and cash equivalents at end of period	$97,372	$14,676

Supplemental cash flow information:
Cash paid for:
Interest	$13,171	$9,104
Income tax	653	2,706
Non — cash items:
Depletion allocated to production inventory	797	293
Depreciation on support equipment capitalized to construction in progress	5	132
Gain on capital lease repayment capitalized to property and equipment	180	-

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

The Company is in the process of developing its Peruvian oil and natural gas reserves.  The Company placed the Corvina field into commercial production in November 2010.  The Company is currently in the process of fabricating a new platform in the Corvina field to further enhance its production profile.  The Company is also in the initial stages of appraising, exploring and developing its potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1.  The Company began producing from the A-14XD well in December 2009, and began selling oil from the A-14XD well under a well testing program during the second quarter of 2010.  The Company has installed all of the equipment necessary for the reinjection of gas and water at the Albacora platform, completed tie-ins and tested the equipment, and is working on the final environmental permit to start commercial production in Albacora.  In the meantime, the Company has obtained a permit that allows it to flare gas from the A-14XD, A-13E and A-9G wells until December 28, 2012.  Additionally, the Company’s activities in Peru include (i) analysis and evaluation of technical data on its properties, (ii) preparation of the development plans for the properties, (iii) meeting requirements under the license contracts, (iv) procuring equipment for an extended drilling campaign, (v) obtaining all necessary environmental, technical and operating permits, (vi) optimizing current production, (vii) conducting seismic surveys, (viii) and obtaining preliminary engineering and design of the power plant and gas processing and delivery facilities.

On April 27, 2012, the Company and Pacific Rubiales Energy Corp. (together with its subsidiaries, collectively “Pacific Rubiales”) executed a Stock Purchase Agreement (“SPA”) under which the Company formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of the Company’s share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012.  In order to finalize the joint venture, Peruvian governmental approvals are needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract.  Until the required approvals are obtained, Pacific Rubiales has agreed to provide the Company these and other funds as loans to continue to fund the Company’s Block Z-1 capital and exploratory activities.  See Note 18, “Commitments and Contingencies,” for further information related to the Company’s new joint venture.

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

Peru currently has an IGV early recovery program for oil and gas companies during the exploration phase. Under this program, IGV paid on the acquisition of certain goods and services used directly in hydrocarbon exploration activities can be recovered prior to a commercial discovery taking place or the initiation of production and revenue billings. Because the Company has oil sales in the Corvina field which is in commercial production and in the Albacora field under a well testing program, it is no longer eligible for the IGV early recovery program.  Accordingly, the Company is recovering its IGV receivable with IGV payables associated with oil sales under the normal IGV recovery process.

Activity related to the Company’s value-added tax receivable for the six months ended June 30, 2012 and the year ended December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Value-added tax receivable as of the beginning of the period	$24,720	$31,352
IGV accrued related to expenditures during period	17,188	28,780
IGV reduced related to sale of oil during period	(18,293)	(35,412)
Value-added tax receivable as of the end of the period	$23,615	$24,720

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

Below is a summary of inventory as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Tubular goods, accessories and spare parts	$13,648	$13,541
Crude oil	5,388	3,300
Inventory	$19,036	$16,841

	June 30, 2012	December 31, 2011
Crude oil (barrels)	64,787	46,105
Crude oil (cost per barrel)	$83.17	$71.57

Note 4 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of prepaid and other current assets as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Prepaid expenses and other	$3,361	$588
Prepaid insurance	1,692	961
Insurance receivable	755	755
Restricted cash	4,500	2,000

Prepaid and other current assets	$10,308	$4,304

“Prepaid and other current assets” are primarily related to prepayments for drilling services, equipment rental, material procurement and deposits that are primarily rent deposits related to the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors’ and officers’ insurance policies. The insurance receivable is related to an incident that occurred in the third quarter of 2011 where, while in the process of moving certain equipment from the A platform in Albacora to the CX-11 platform in Corvina using third parties, certain equipment was damaged.  The Company expects to recover the receivable amount from either the third parties or its insurance carrier.  The restricted cash is related in part to the current portion of the $40.0 million secured debt financing (the “$40.0 million secured debt facility”) entered into by the Company in January of 2011 that requires the Company to establish a $2.0 million debt service reserve account during the first 18-month period.  The restricted cash is also related to the current portion of the $75.0 million secured debt financing (the “$75.0 million secured debt facility”) entered into by the Company in July of 2011 that requires the Company to establish a $2.5 million debt service reserve account during the first 15-month period.  For further information see Note 8, “Restricted Cash and Performance Bonds.”

Below is a summary of other non-current assets as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Debt issue costs, net	$6,285	$7,527

Other non-current assets	$6,285	$7,527

“Other non-current assets” consist of direct transaction costs incurred by the Company in connection with its debt raising efforts.  At June 30, 2012 and December 31, 2011, the Company had net debt issue costs of $6.3 million and $7.5 million, respectively.

In connection with the prepayment made on the $75.0 million secured debt facility and the amendments to both the $75.0 million secured debt facility and $40.0 million secured debt facility in April 2012, the debt issue costs associated with those agreements were modified in accordance with ASC Topic 470 as follows:

(1)
Prior to the $40.0 million prepayment on the $75.0 million secured debt facility, the original debt issue costs of $4.4 million had an unamortized balance of $2.8 million. Approximately 53% of the remaining debt issue costs related to the $75.0 million secured debt facility was expensed ($1.5 million) when the Company prepaid 53% of the principal balance in May 2012. In addition, the Company added $1.1 million of debt issue costs incurred with the fourth amendment to the remaining debt issue costs of $1.3 million as the amendment was not considered a substantial modification of debt.  The $2.4 million of debt issue costs will be amortized to expense over the remaining term of the $75.0 million secured debt facility, ending in July 2015, using the effective interest method.

(2)
Prior to the fourth amendment on the $40.0 million secured debt facility, the original debt issue costs of $1.5 million had an unamortized balance of $0.6 million.  The Company added $0.8 million of debt issue costs incurred with the fourth amendment to the remaining unamortized debt issue costs of $0.6 million as the amendment was not considered a  substantial modification of debt.  The $1.4 million of debt issue costs will be amortized to expense over the remaining term of the $40.0 million secured debt facility, ending in January 2015, using the effective interest method.

The Company incurred $4.8 million of original debt issue costs associated with $170.9 million of convertible notes due 2015 (the “2015 Convertible Notes”). The debt issue costs are being amortized over the life of the $170.9 million Convertible Notes, using the effective interest method.

For the three and six months ended June 30, 2012, the Company amortized into interest expense $0.7 million and $1.6 million, respectively, of debt issue costs.  For the three and six months ended June 30, 2011, the Company amortized into interest expense $0.4 million and $0.9 million, respectively, of debt issue costs.

For further information regarding the Company’s debt, see Note 9, “Debt and Capital Lease Obligations.”

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Construction in progress:
Power plant and related equipment	$70,125	$66,903
Platforms and wells	78,534	48,469
Pipelines and processing facilities	26,421	20,089
Other	2,708	2,504
Producing properties (successful efforts method of accounting)	258,600	258,583
Producing equipment	17,143	17,143
Barge and related equipment	78,905	78,710
Office equipment, leasehold improvements and vehicles	10,897	10,824
Accumulated depletion, depreciation and amortization	(145,534)	(121,623)

Property, equipment and construction in progress, net	$397,799	$381,602

The Company follows the “successful efforts” method of accounting for its costs of acquisition, exploration and development of oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. Capitalized costs of producing crude oil and natural gas properties, along with support equipment and facilities, are amortized to expense by the unit-of-production method based on proved developed crude oil reserves on a field-by-field basis.  Certain costs of exploratory wells are capitalized pending determinations that proved reserves have been found.  Exploratory well costs continue to be capitalized if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. If the determination is dependent upon the results of planned additional wells and required capital expenditures to produce the reserves found, the drilling costs will be capitalized as long as sufficient reserves have been found to justify completion of the exploratory well and additional wells are underway or planned.  All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive.

Exploratory well costs capitalized greater than one year after completion of drilling were $13.0 million as of June 30, 2012, and December 31, 2011.  The exploratory well costs relate to the CX11-16X gas well that was drilled in 2007, which tested sufficient quantities of gas and is currently shut-in until such time as a market is established for selling the gas.  The Company plans to use the gas from the CX11-16X well for its gas-to-power project.  See Note 18, “Commitments and Contingencies” for further information on the gas-to-power project.

During the six months ended June 30, 2012, the Company incurred capital expenditures of approximately $40.3 million associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

For the six months ended June 30, 2012, the Company incurred approximately $29.6 million related to costs incurred in the design and fabrication of the CX-15 platform and incurred $6.2 million for the development of and equipment for permanent production facilities.

The Company also added approximately $3.2 million of costs to the power plant, which primarily consisted of capitalized interest, and incurred approximately $1.3 million related to other capitalized costs.

For the three and six months ended June 30, 2012, capitalized depreciation expense was an immaterial amount, and the Company capitalized $3.7 million and $6.7 million of interest expense, respectively, to construction in progress.  For the same periods in 2011, the Company capitalized $0.1 million of depreciation expense, and $1.7 million and $4.4 million of interest expense, respectively, to construction in progress.

For the three and six months ended June 30, 2012, the Company recognized $11.7 million and $23.2 million, respectively, of depreciation, depletion and amortization expense.  For the same periods in 2011, the Company recognized $9.2 million and $19.3 million, respectively, of depreciation, depletion and amortization expense.

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

Activity related to the Company’s ARO for the six months ended June 30, 2012 and the year ended December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
ARO as of the beginning of the period	$1,304	$855
Liabilities incurred during period	-	680
Accretion expense	45	110
Revisions in estimates during period	-	(341)
ARO as of the end of the period	$1,349	$1,304

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

Below is a summary reflecting the Company’s loss from the investment in the Ecuador property for the three and six months ended June 30, 2012 and 2011, respectively, and the investment in the Ecuador property at June 30, 2012 and December 31, 2011, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Distributions received from investment in Ecuador property	$-	$-	$-	$-
Amortization of investment in Ecuador property	(47)	(47)	(94)	(94)
Loss from investment in Ecuador property, net	$(47)	$(47)	$(94)	$(94)

	June 30, 2012	December 31, 2011
	(in thousands)
Investment in Ecuador property, net	$726	$820

Note 8 — Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Performance bonds totaling $5.6 million for properties in Peru	$3,338	$3,338
Insurance bonds for import duties related to a construction vessel	814	814
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	563	563
$75.0 million secured debt facility	2,500	2,500
$40.0 million secured debt facility	2,000	2,000
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$9,865	$9,865

Current portion of restricted cash as of the end of the period	$4,500	$2,000

Long-term portion of restricted cash as of the end of the period	$5,365	$7,865

The $75.0 million secured debt facility entered into by the Company in July of 2011 required the Company to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  After the first 15-month period, the Company is required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date.  The Company expects to make contributions to the debt service reserve account of $0.4 million in 2012 and, thereafter, maintain the next quarterly interest and principal payment within the debt service reserve account.

The $40.0 million secured debt facility entered into by the Company in January of 2011 required the Company to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, the Company must maintain a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date.  The Company expects to make contributions to the debt service reserve account of $2.4 million in 2012 and, thereafter, maintain the next quarterly interest and principal payment within the debt service reserve account.

See Note 4, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information on the current portion of restricted cash.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, credit agreements, legal requirements or rental practices.

Note 9 — Debt and Capital Lease Obligations

At June 30, 2012 and December 31, 2011, debt and capital lease obligations consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)

$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($20.9) million at June 30, 2012 and ($24.1) million at December 31, 2011	$150,032	$146,781
$75.0 million Secured Debt Facility, 3-month LIBOR plus 9%, due July 2015	35,000	75,000
$40.0 million Secured Debt Facility, 3-month LIBOR plus 8%, due January 2015	40,000	40,000
Pacific Rubiales Loans, non interest bearing	141,719	-
Capital Lease Obligations	7	3,457
	366,758	265,238
Less: Current maturity of long-term debt and capital lease obligations	19,053	16,854
Long-term debt and capital lease obligations, net	$347,705	$248,384

$170.9 million Convertible Notes due 2015

During the first quarter of 2010, the Company closed on a private offering for an aggregate of $170.9 million of convertible notes due 2015.  The 2015 Convertible Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are effectively subordinate to all of the Company’s secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by the Company’s subsidiaries.

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

If the Company experiences any one of certain specified types of corporate transactions, holders may require the Company to purchase all or a portion of their 2015 Convertible Notes. Any repurchase of the notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

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

The Company estimated its non-convertible borrowing rate at the date of issuance of the 2015 Convertible Notes to be 12%. The 12% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as the Company and was obtained through a quote from the initial purchaser. Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, the Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million. The discount is being amortized as non-cash interest expense over the life of the notes using the effective interest method. In addition, the Company allocated approximately $4.8 million of the $6.1 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the notes using the effective interest method. The remaining $1.3 million of fees and commissions were treated as transaction costs associated with the equity component. The Company estimated the remaining cash payments including interest payments related to the 2015 Convertible Notes, assuming no conversion, for 2012, 2013, 2014 and 2015 to be approximately $5.5 million, $11.1 million, $11.1 million and $176.5 million, respectively. The Company evaluated the 2015 Convertible Notes agreement for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of June 30, 2012, the net amount of $150.0 million includes the $170.9 million of principal reduced by $20.9 million of the remaining unamortized discount. The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs. The remaining unamortized discount of $20.9 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At June 30, 2012, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into approximately 28.9 million shares of common stock.  As of June 30, 2012, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of the Company’s common stock at June 30, 2012, $2.53 per share, is less than the conversion price.

For the three and six months ended June 30, 2012, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.6%.

For the three and six months ended June 30, 2012, the amount of interest expense related to the 2015 Convertible Notes was $4.7 million and $9.3 million, respectively, disregarding capitalized interest considerations, and includes $2.8 million and $5.6 million, respectively, of interest expense related to the contractual interest coupon, $1.6 million and $3.2 million, respectively, of non-cash interest expense related to the amortization of the discount and $0.3 million and $0.5 million, respectively, of interest expense related to the amortization of debt issue costs.

For the three and six months ended June 30, 2011, the amount of interest expense related to the 2015 Convertible Notes was $4.5 million and $8.9 million, respectively, disregarding capitalized interest considerations, and includes $2.8 million and $5.6 million, respectively, of interest expense related to the contractual interest coupon, $1.5 million and $2.9 million, respectively, of non-cash interest expense related to the amortization of the discount and $0.2 million and $0.4 million, respectively, of interest expense related to the amortization of debt issue costs.

$75 Million Secured Debt Facility

On July 6, 2011, the Company and its subsidiaries entered into a credit agreement with Credit Suisse and other parties (collectively the “lenders”), where the lenders agreed to provide a $75.0 million secured debt facility in two loan tranches to the Company’s subsidiary, BPZ E&P.  The full amount available under the $75.0 million secured debt facility was drawn down by the Company on July 7, 2011. In April 2012, the Company and the lenders amended the terms of the $75.0 million secured debt facility and in May 2012, the Company prepaid $40.0 million of the principal balance of the $75.0 million secured debt facility.

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

As a result of the prepayment and amendment during the second quarter of 2012, the Company incurred $5.8 million of fees and prepayment penalties and $1.1 million of debt issue costs. The $5.8 million in fees and prepayment penalties were recognized as a “Loss on extinguishment of debt” in the consolidated statement of operations, 25% was paid at the time of the amendment and prepayment and 25% will be paid at the time of each of the next three quarterly interest payment dates ending in January 2013. Approximately $1.5 million of the remaining $2.8 million of unamortized debt issue costs associated with the initial loan was expensed as a “Loss on extinguishment of debt” in the consolidated statement of operations when the Company prepaid $40.0 million of principal.  The $1.1 million of new debt issue costs was combined with the remaining $1.3 million of unamortized debt issue costs and will be amortized over the amended term, ending in July 2015, using the effective interest method.  For further information on debt issue costs see Note 4, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The $75.0 million secured debt facility, as amended, provides for ongoing fees payable by BPZ E&P to the lenders, including  an administration fee of 0.50% of the principal amount outstanding and a performance based arranger fee (the “Performance Based Arranger Fee”) whose amount is determined by the change in the price of Brent crude oil at inception of the loans and the price at each principal repayment date in accordance with the original loan principal repayment dates, subject to a 12% ceiling of the original principal amount borrowed.    For further information on the Performance Based Arranger Fee, see Note 10, “Derivative Financial Instruments” and Note 12, “Fair Value Measurements and Disclosures.”

The $75.0 million secured debt facility required the Company to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  For further information regarding the debt service reserve account and its requirements, see Note 8, “Restricted Cash and Performance Bonds.”

The $75.0 million secured debt facility is secured by (i) 51% of BPZ E&P’s Block Z-1 property on the northwest coast of Peru, (ii) 51% of the wellhead oil production of Block Z-1, (iii) 51% of BPZ E&P’s rights, title and interests under the Block Z-1 License Contract, as amended and assigned, with Perupetro S.A. (“Perupetro”), a private law state company engaged in the refining, transportation, distribution and trading of petroleum products to meet Peru’s domestic energy needs, (iv) a collection account (including BPZ E&P’s deposits and investments), (v) 51% of BPZ E&P’s right, title and interests under current and future contracts in connection with the sale of crude oil and/or gas produced and sold at Block Z-1, together with related receivables, (vi)  BPZ E&P’s Capital Stock, (vii) a debt service reserve account, and (viii) certain other property that is subject to a lien in favor of Credit Suisse. The Company and its subsidiary, BPZ Energy LLC, also agreed to unconditionally guarantee the remaining portion of the $75.0 million secured debt facility.

The amendment to the $75.0 million secured debt facility extended the maturity of the facility to July 2015, with revised principal repayments due in quarterly installments that range from $2.0 million to $4.5 million commencing in January 2013 and extending through July 2015.  The $75.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 9%.  Interest is due and payable at the end of every three month period after the commencement of the loan.

The $75.0 million secured debt facility, as amended, contains covenants that limit the Company’s ability to, among other things, incur additional debt other than the Pacific Rubiales loans, create certain liens, enter into transactions with affiliates, pay dividends on or repurchase stock of the Company or its subsidiaries, or sell assets other than to Pacific Rubiales or merge with another entity.  In addition, the Company must complete certain projects in the Corvina and Albacora offshore fields in Block Z-1 by certain scheduled dates.  The $75.0 million secured debt faciity amended also contains customary financial covenants, including (i) a maximum consolidated leverage ratio, (2) minimum consolidated interest coverage ratio, (iii) a maximum capitalization ratio, (iv) a minimum oil production quota per quarter, (v) a minimum debt service coverage ratio, (vi) a minimum proved developed producing reserves coverage ratio, (vii) a maximum indebtedness, and (viii) a minimum liquidity ratio. The Company was in compliance with these financial covenants at June 30, 2012.

The $75.0 million secured debt facility, as amended, provides for events of default customary for facilities of this type, the occurrence and continuation of which could result in the acceleration of amounts due under the facility. In addition, the $75.0 million secured debt facility provides that BPZ E&P has the right, at any time, to prepay the loans in whole, but not in part, subject to certain conditions and sets forth certain conditions for mandatory prepayments of the loan.

As of June 30, 2012 the Company estimated the remaining cash payments related to the $75.0 million secured debt facility, as amended and excluding potential payments for the Performance Based Arranger Fee but including interest payments, for the year ended December 31, 2012, 2013, 2014 and 2015 to be approximately $1.7 million, $12.7 million, $14.1 million and $14.2 million, respectively.

$40.0 Million Secured Debt Facility

In January 2011, the Company, through its subsidiaries, completed a credit agreement with Credit Suisse where Credit Suisse provided a $40.0 million secured debt facility to the Company’s power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L.  On April 27, 2012, the Company and its subsidiaries, Empresa Eléctrica Nueva Esperanza S.R.L. and BPZ E&P, entered into a fourth amendment to the $40.0 million secured debt facility with Credit Suisse.

Proceeds from the $40.0 million secured debt facility were utilized to meet the Company’s 2011 capital expenditure budget, to finance its exploration and development work programs, and to reduce other debt obligations.

As a result of the amendment entered into during the second quarter of 2012, the Company incurred $0.8 million of debt issue costs.  The $0.8 million of new debt issue costs was combined with the remaining $0.6 million of unamortized debt issue costs and will be amortized over the amended term, ending in January 2015, using the effective interest method.  For further information on debt issue costs, see Note 4, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The $40.0 million secured debt facility, as amended, provides for ongoing fees payable to Credit Suisse including a performance based arranger fee (the “Performance Based Arranger Fee”) whose amount is determined by the change in the price of Brent crude oil at inception of the loan and the price at each principal repayment date in accordance with the original loan principal repayment dates, subject to a 18% ceiling of the original principal amount borrowed.    For further information on the Performance Based Arranger Fee, see Note 10, “Derivative Financial Instruments” and Note 12, “Fair Value Measurements and Disclosures.”

The $40.0 million secured debt facility is secured, in part, by three LM6000 gas-fired packaged power units (approximately $70.0 million) that were purchased by the Company from GE through its power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. The $40.0 million secured debt financing is also secured by certain other equipment and property pledged in favor of Credit Suisse and Credit Suisse International. The Company and its subsidiary, BPZ E&P, also agreed to unconditionally guarantee the $40.0 million secured debt facility on an unsecured basis.

The $40.0 million secured debt facility requires the Company to establish and maintain a debt service reserve account during the term of the facility. For further information regarding the debt service reserve account and its requirements, see Note 8, “Restricted Cash and Performance Bonds.”

The amendment to the $40.0 million secured debt facility extended the maturity of the facility to January 2015, with revised principal repayments due in quarterly installments of $3.6 million commencing in July 2012 and extending through January 2015.  The $40.0 million secured debt facility has a revised annual interest rate of the three month LIBOR rate plus 8%.  Interest is due and payable at the end of every three month period after the commencement of the loan.

The amended $40.0 million secured debt facility subjects the Company to various financial covenants calculated as of the last day of each quarter, including a maximum leverage ratio, a minimum consolidated interest coverage ratio, a maximum consolidated capitalization ratio and minimum oil production quota per quarter. The Company was in compliance with these financial covenants at June 30, 2012.

The $40.0 million secured debt facility provides for events of default customary for facilities of this type, the occurrence and continuation of which could result in the acceleration of amounts due under the facility. In addition, the $40.0 million secured debt facility provides for a mandatory repayment of the loans if the Company secures financing for its gas-to-power project.

As of June 30, 2012, the Company estimated the remaining cash payments related to the $40.0 million secured debt facility, excluding the potential payments for the Performance Based Arranger Fee, but including interest payments, for the year ended December 31, 2012, 2013, 2014 and 2015 to be approximately $8.9 million, $16.9 million, $15.6 million and $3.7 million, respectively.

Pacific Rubiales Loans

On April 27, 2012, the Company and Pacific Rubiales executed a SPA where the Company formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of the Company’s share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012 (together, the “Pacific Rubiales Loans”).

In order to finalize the joint venture, Peruvian governmental approvals are needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract.  Until the required approvals are obtained, Pacific Rubiales has agreed to provide the Company certain loans to continue to fund the Company’s Block Z-1 capital and exploratory activities.  Except in the event of a termination of the joint venture, the loans will not accrue interest.  During the period from April 27, 2012 through June 30, 2012, the Company obtained an initial loan of $65.0 million and additional loans of $76.7 million for capital and exploratory activities.

The Pacific Rubiales Loans  are secured by (i) 49% of BPZ E&P’s Block Z-1 property on the northwest coast of Peru, (ii) 49% of the wellhead oil production of Block Z-1, (iii) 49% of BPZ E&P’s rights, title and interests under the Block Z-1 License Contract, as amended and restated, with Perupetro, a private law state company engaged in the refining, transportation, distribution and trading of petroleum products to meet Peru’s domestic energy needs, (iv) 49% of BPZ E&P’s right, title and interests under current and future contracts in connection with the sale of crude oil and/or gas produced and sold at Block Z-1, together with related receivables  and (v) certain other property that is subject to a lien in favor of Pacific Rubiales.

At closing, after the proper approvals are obtained, the Company expects Pacific Rubiales to exchange these loans along with an additional $85.0 million, plus any other amounts due to the Company or from the Company under the SPA, for the interests and assets obtained from the Company under the SPA and under the Block Z-1 License Contract.  If the SPA is terminated and certain provisions regarding fault of the parties do not apply, the $65.0 million paid and any amounts advanced to the Company for capital and exploratory expenditures will be converted into an interest bearing loan, accruing interest after the termination date at the rate of three month LIBOR plus 9%.  The Company shall be obligated to repay such amounts together with a termination value, calculated pursuant to the SPA, to Pacific Rubiales in accordance with the repayment schedule as specified in the SPA.  While the loans to Credit Suisse are outstanding, principal payments for the Pacific Rubiales Loans are $4.0 million per quarter until the loans are repaid.  After the loans with Credit Suisse are repaid, quarterly principal payments for the Pacific Rubiales Loans are approximately $10 million until the loans are repaid.

Capital Leases

The Company is party to several capital lease agreements, as more fully described in its Form 10-K for the year ended December 31, 2011.  In the past, the Company generally entered into capital lease agreements in order to secure marine vessels to support its operations in Peru and to obtain furniture and fixtures for its offices located in Houston and Peru. The current contractual terms of the capital lease agreement is three years and the effective interest rate is 17.6%.

In May 2012, the Company exercised the third year purchase option for $3.0 million and purchased the marine vessels, Namoku and the Nu’uanu, at which point titles to the vessels were transferred to the Company.

Interest Expense

The following table is a summary of interest expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Interest expense	$7,840	$6,617	$17,022	$13,072
Capitalized interest expense	(3,760)	(1,712)	(6,732)	(4,432)
Interest expense, net	$4,080	$4,905	$10,290	$8,640

Note 10 — Derivative Financial Instruments

Objective and Strategies for Using Derivative Instruments:

In connection with the $40.0 million secured debt facility and the $75.0 million secured debt facility, the Company and Credit Suisse agreed that a portion of the arranger fee would be based on the performance of oil prices and be payable at each of the principal repayment dates.  The fee is calculated by multiplying the original principal payment amount by the change in oil prices from the loan origination date and the oil price at each original principal repayment date. Additionally, the fee is capped at 18% of the $40.0 million secured debt facility and 12% of the $75.0 million secured debt facility.  The Performance Based Arranger Fee is being accounted for as an embedded financing derivative under ASC Topic 815, “Derivatives and Hedging” and, accordingly, is being recorded at fair value with any mark-to-market changes in value reflected as gain or loss on derivatives in the accompanying consolidated statements of operations.

Derivative Financial Instruments Not Designated as Hedging Instruments
Amount of (Gain) Loss on Derivative Instruments Recognized in Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Realized derivative (gain) loss	$-	$-	$-	$-
Unrealized derivative (gain) loss	(8,407)	321	(2,039)	4,623
Total (gain) loss on derivative financial instruments	$(8,407)	$321	$(2,039)	$4,623

See Note 12, “Fair Value Measurements and Disclosures,” for a discussion of methods and assumptions used to estimate the fair values of the Company’s derivative instruments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)

Net income (loss)	$(8,500)	$292	$(35,791)	$(7,801)

Shares:
Basic weighted average common shares outstanding	115,573	115,322	115,543	115,260

Incremental shares from assumed conversion of dilutive share based awards	-	454	-	-

Diluted weighted average common shares outstanding	115,573	115,776	115,543	115,260
Excluded share based awards (1)	6,256	5,222	6,256	5,676
Excluded convertible debt shares (1)	28,890	28,890	28,890	28,890

Basic net income (loss) per share	$(0.07)	$0.00	$(0.31)	$(0.07)
Diluted net income (loss) per share	$(0.07)	$0.00	$(0.31)	$(0.07)

(1) Inclusion of the shares for these awards would have had an antidilutive effect.

Stock Option and Restricted Stock Plans

The Company has in effect the 2007 Long-Term Incentive Compensation Plan, as amended in 2010 to increase the number of shares available (the “2007 LTIP”), and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and the Directors’ Plan provide for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants, and employees of certain of the Company’s affiliates, as well as non-employee directors. The number of shares authorized under the amended 2007 LTIP and Directors’ Plan is 8.0 million and 2.5 million, respectively. As of June 30, 2012, approximately 2.8 million shares remain available for future grants under the 2007 LTIP and 0.7 million shares remain available for future grants under the Directors’ Plan.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation,” for the three and six months ended June 30, 2012 and 2011, respectively, and are generally included in “general and administrative expense” in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Employee stock—based compensation costs	$661	$736	$1,137	$1,652
Director stock—based compensation costs	32	422	265	712
Employee stock purchase plan costs	7	-	18	-
	$700	$1,158	$1,420	$2,364

Restricted Stock Awards and Performance Shares

On April 1, 2012, the Company’s Board of Directors awarded 293,112 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP.  The restricted stock awards generally vest on the second anniversary of the grant date. For the six months ended June 30, 2012, the weighted average grant date fair value per share of the restricted stock granted was $4.00.

On April 1, 2012, the Company awarded its non-employee directors a total of 109,125 shares of restricted stock under the Directors’ Plan.  The restricted stock awards generally vest on the second anniversary of the grant date.  For the six months ended June 30, 2012, the weighted average grant date fair value per share of the restricted stock granted was $4.00.

Stock Options

On April 1, 2012, the Company’s Board of Directors awarded officers and other key employees a total of 478,473 options to purchase the Company’s common stock under the Company’s 2007 LTIP.  These options generally vest in equal annual installments over a three-year period from the grant date.

On April 1, 2012, the Company awarded its non-employee directors a total of 96,140 options to purchase the Company’s common stock under the Directors’ Plan.  These options generally vest in equal annual installments over a two-year period from the grant date.

For the six months ended June 30, 2012, the weighted average exercise price per share of the options awards granted was $4.00 and the weighted average fair value per share of the options awards granted was $2.50.

Employee Stock Purchase Plan

The employee stock purchase plan, which was approved by the shareholders on June 24, 2011, provides eligible employees the opportunity to acquire shares of BPZ Resources, Inc. common stock at a discount through payroll deductions. Employees are allowed to purchase up to 2,500 shares in any one offering period (not longer than twenty-seven months), within IRS limitations and plan rules.  The offering period means each period of time which common stock is offered to participants. Unless otherwise determined by the compensation committee, a new offering period shall commence on the first day of each calendar quarter.  Generally, the purchase price for stock acquired under the plan is the lower of 85% (subject to compensation committee adjustment) of the fair market value of the common stock on the grant date or the fair market value of the common stock on the investment date. Under this plan, 2,000,000 common shares were reserved for issuance and purchase by eligible employees.  Activity under this plan began in the first quarter of 2012.  On April 3, 2012, 17,309 shares were issued to employees at a price of $2.74 per share.  At June 30, 2012, 1,982,691 shares were available for issuance.  On July 3, 2012, 14,244 shares were issued to employees at a price of $2.15 per share.

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

Restricted Cash

Restricted cash includes all cash balances which are classified as current or long-term because they are associated with the Company’s debt or long-term assets.  The carrying amount approximates fair value because the nature of the restricted cash balance is the same as cash.  The fair value of restricted cash is measured using Level 1 inputs within the three-level valuation hierarchy.

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

Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

		Fair Value Measurements Using:
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012		(in thousands)

Financial Liabilities
Derivative Financial Instruments	Current Liabilities	$-	$7	$-
	Noncurrent Liabilities	-	-	-
		$-	$7	$-

December 31, 2011

Financial Liabilities
Derivative Financial Instruments	Current Liabilities	$-	$1,096	$-
	Noncurrent Liabilities	-	950	-
		$-	$2,046	$-

Additional Fair Value Disclosures

Debt with Variable Interest Rates

The fair value of the Company’s $75.0 million secured debt facility, $40.0 million secured debt facility and Pacific Rubiales Loans in the event of a termination of the joint venture, at June 30, 2012, approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates, and because the interest rates charged are at rates at which the Company could borrow under similar terms.  The floating rate debt is considered to be a Level 2 measurement on the fair value hierarchy.

Debt with Fixed Interest Rates

The fair value information regarding the Company’s fixed rate debt at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012		December 31, 2011

	Carrying Amount	Fair Value (2)	Carrying Amount	Fair Value (2)
	(in thousands)		(in thousands)
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($20.9) million at June 30, 2012 and ($24.1) million at December 31, 2011 (1)	$150,032	$138,164	$146,781	$140,460

(1)	Excludes obligations under capital lease arrangements and variable rate debt.

(2)
The Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $138.2 million and $140.5 million at June 30, 2012 and December 31, 2011, respectively, based on observed market prices for the same or similar types of debt issues.  The fair value of the $170.9 million 2015 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

Note 13— Oil Revenue

At June 30, 2012, the Company had developed nine wells in the Corvina field and four wells in the Albacora field.  Of these wells, eight wells were producing oil, three wells were producing oil intermittently, one well was being used for gas injection and the remaining well was being used for water reinjection.

The Company’s revenues are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro, as stipulated in the Block Z-1 License Contract based on production. However, their calculation is based on the past five-day average basket of crude oils prices, before the crude oil delivery date, as opposed to the price the Company receives for oil which is based on the prior two-week average of a blend of crude oil prices before the crude oil delivery date. For the three and six months ended June 30, 2012, the revenues received by the Company are net of royalty costs of approximately 5% of gross revenues or $1.7 million and $3.8 million, respectively.  For the same periods of 2011, the revenues received by the Company are net of royalty costs of approximately 5% of gross revenues or $1.9 million and $3.9 million, respectively.

Note 14— Other Expense

For the three and six months ended June 30, 2012, the Company reported $0.8 million of abandonment charges in the Consolidated Statements of Operations as “Other expense.”  The Company accrued $0.8 million of abandonment costs related to a platform in the Piedra Redonda field in Block Z-1, as it is obligated to ensure the platform does not cause a threat to marine vessels operating in the area or marine wildlife. The $0.8 charge is in addition to amounts recorded previously related to the platform abandonment costs in the Piedra Redonda field in the third quarter of 2010.  There were no similar expenses incurred by the Company in 2011.

Note 15 — Standby Costs

During 2011, the Company suspended drilling operations until it completes its seismic data acquisition program and fabrication and installation of the new drilling platform in Block Z-1, which is scheduled for the second half of 2012.  The Petrex-18 rig that was rented to another operator in 2011 was returned to the Company in January 2012 and is currently on standby. The contract for the Petrex-18 rig expires in December 2013.  As a result, for the three and six months ending June 30, 2012, the Company incurred $1.4 million and $2.6 million, respectively, in standby rig costs for the Petrex-18 rig.  The contract for the Petrex-09 rig that was used in the Corvina field and which contributed to standby costs in 2011 expired in January 2012, at which time the rig was returned.  For the three and six months ended June 30, 2011, the Company incurred $0.5 million and $2.3 million, respectively, in standby rig costs.  Additionally, the Company incurred $0.5 million of allocated expenses associated with drilling operations for the six months ended June 30, 2011.

Note 16 — Income Tax

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three and six months ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) before income taxes:	(in thousands)		(in thousands)
United States	$446	$(5,692)	$(8,345)	$(13,119)
Foreign	(10,368)	9,364	(33,178)	9,434
	$(9,922)	$3,672	$(41,523)	$(3,685)

Income tax expense (benefit):
United States	$569	$814	$979	$1,397
Foreign	(1,991)	2,566	(6,711)	2,719
	$(1,422)	$3,380	$(5,732)	$4,116

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

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations.  The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2012 or 2011, respectively.  The Company did not have any uncertain tax positions generated from unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of June 30, 2012 or December 31, 2011.

Note 17 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing parlance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three and six months ended June 30, 2012 and 2011, respectively. Accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, the Peruvian national oil company, Petroleos del Peru – PETROPERU S.A. (“Petroperu”).  The majority of the Company’s long-lived assets are located in Peru. Management does not consider its investment in Ecuador as a separate business segment.

Note 18 — Commitments and Contingencies

Extended Well Testing Program

The Company began producing oil under well-testing permits from the Albacora field in December 2009.  During the first half of 2012, the Peruvian Ministry of Energy and Mines (MEM) granted an extension of the gas flaring permit for the Company's Albacora field operations through December 28, 2012, allowing oil production testing to continue until it receives the required environmental permit for gas injection.  In addition, the Company’s request was granted by the General Directorate of Hydrocarbons (“DGH”) to permit testing on the A-12F well to allow a determination to be made whether to use this well as either a gas injector or oil producer.

With respect to any additional Extended Well Test (“EWT”) and gas flaring permits that are requested, the Company can give no assurance that the DGH or the Ministry of Energy and Mines will grant approval of any current or future permits requested by the Company.

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 give employees working in private companies engaged in activities generating income as defined by the Income Tax Law the right to share in the company’s profits.  According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the rate at 8%. However, in Peru, the Hydrocarbon Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing Other Activities”, thus Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income (loss) before income taxes as reported under GAAP. For the three and six months ended June 30, 2012 and June 30, 2011, respectively, profit sharing expense was not material to the Company as the Company’s Peruvian subsidiaries did not have a material amount of “income subject to taxation” per the Peruvian tax code as a result of the Company declaring commercial production in the Corvina field in 2010, which allowed certain exploration and development costs to be deductible in 2012 and 2011 that were not deductible in previous years.  The Company is subject to profit sharing expense in any year its Peruvian subsidiaries are profitable according to the Peruvian tax laws.

Gas-to-Power Project Financing

The gas-to-power project entails the planned installation of an approximately 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple-cycle electric generating plant.  The power plant site is located adjacent to an existing substation and power transmission lines, which after the Peruvian government completes their expansion, are expected to be capable of handling up to 420 MW of power. The existing substation and transmission lines are owned and operated by third parties.

The Company currently estimates the gas-to-power project will cost approximately $153.5 million, excluding working capital and 18% value-added tax which will be recovered via future revenue billings. The $153.5 million includes $133.5 million for the estimated cost of the power plant and $20.0 million for the estimated cost of the construction of the natural gas pipeline. While the Company has held initial discussions with several potential joint venture partners for the gas-to-power project, in an attempt to secure additional financing and other resources for the project, the Company has not entered into any definitive agreements with a potential partner. In the event the Company is able to identify and reach an agreement with a potential joint venture partner, it may only retain a minority position in the project. However, the Company, along with its Block Z-1 partner, Pacific Rubiales, expects to retain the responsibility for the construction of the pipeline as well as retain ownership of the pipeline. If the Company is unable to identify and reach an agreement with a potential joint venture partner for the gas-to-power project, it may move the project forward to completion without a partner. The Company has obtained certain permits and is in the process of obtaining additional permits to move the project forward.

Contracts for CX-15 Platform at the Corvina Field

In the third quarter of 2011, Soluciones Energeticas S.R.L., a subsidiary of the Company, finalized contracts with a third party located in China to fabricate, mobilize and install a platform at the Corvina field in offshore Block Z-1. The estimated total project cost of the CX-15 project, including all production and compression equipment, is now expected to be approximately $77.0 million.  The Company has guaranteed payment of the platform contracts.

Block Z-1 Transaction

On April 27, 2012, the Company and Pacific Rubiales executed a SPA under which the Company formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of the Company’s share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012.

In order to finalize the joint venture, Peruvian governmental approvals are needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract. Until the required approvals are obtained, Pacific Rubiales has agreed to provide the Company financing in the form of loans to continue to fund the Company’s Block Z-1 capital and exploratory activities. Except in the event of a termination of the joint venture, the loans will not accrue interest.  During the period from April 27, 2012 through June 30, 2012, the Company obtained an initial loan of $65.0 million and additional loans of $76.7 million for capital and exploratory activities.  For further information regarding the Company’s debt, see Note 9, “Debt and Capital Lease Obligations.”

At closing, after the Peruvian governmental approvals are obtained, the Company expects Pacific Rubiales to exchange these loans along with an additional $85.0 million, plus any other amounts due to the Company or from the Company under the SPA, for the interests and assets obtained from the Company under the SPA and under the Block Z-1 License Contract.  If, among certain other events, the Peruvian government does not approve Pacific Rubiales to become a party to the license contract, the SPA will terminate.  If the SPA is terminated and certain provisions regarding fault of the parties do not apply, the $65.0 million paid and any amounts advanced to the Company for capital and exploratory expenditures will be converted into an interest bearing loan, accruing interest after the termination date at the rate of three month LIBOR plus 9%.  The Company shall be obligated to repay such amounts together with a termination value, calculated pursuant to the SPA, to Pacific Rubiales in accordance with the repayment schedule as specified in the SPA.  At closing, operating revenues and expenses will also be allocated to each partner’s respective participating interest.

In addition to the SPA, the Company, through its subsidiaries, entered into a related Joint Operating Agreement (“JOA”) and various other agreements which define the parties’ respective rights and obligations with respect to their operations under the license contract, pending necessary Peruvian government approvals.  These other agreements will be ratified by the parties at a closing to occur after receipt of the necessary approval.  The JOA governs other legal, technical, and operational rights and obligations of the parties with respect to the joint operations of Block Z-1.   Under terms of the JOA, BPZ E&P will be the operator of the Block Z-1 License Contract and will retain a 51% participating interest, while Pacific Rubiales assumes a 49% participating interest. After closing, Pacific Rubiales will manage the technical and operational duties in Block Z-1 under a services contract with BPZ E&P. BPZ E&P will carry out administrative, regulatory, government and community related duties. The JOA will continue for the term of the license contract and thereafter until all decommissioning obligations under the license contract have been satisfied.

Note 19 — Legal Proceeding

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

On May 8, 2012, the 152nd Judicial District Court of Harris County, Texas dismissed Plaintiffs’ lawsuit against BPZ Resources, Inc. and BPZ Energy, LLC granting defendants’ motion to dismiss on the basis of forum non conveniens.  The order is conditioned upon the Peruvian Courts accepting jurisdiction over the matter.

Based on the Company’s assessment of the available facts, including the fact that none of the Peruvian government-sanctioned investigations into the Supe incident found fault on the part of Tecnomarine or BPZ E&P, the Company does not believe the outcome of the legal proceeding will have a material adverse effect on its financial condition, results of operations or cash flows. The Company will continue to vigorously defend this action in the Peruvian Courts but cautions that there is inherent risk in litigation, which is difficult to quantify, especially at the early stage of litigation proceedings. In any event, the Company believes that any monetary damages arising from the incident would be adequately covered by its insurance policies, after a customary deductible.

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

Note 20 — Subsequent Events

The $75.0 million secured debt facility was amended on July 30, 2012, to extend the date for receiving the environmental permit to allow commissioning of the permanent production facilities and entering into commercial production at the Albacora field from July 31, 2012 to November 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion contained in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”  Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K as updated in Part I, Item 3., of this Quarterly Report on Form 10-Q for the period ended June 30, 2012 and Item 1A.,“Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in Part II, Item 1A, of the Quarterly Report on Form 10-Q for the period ended March 31, 2012.

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

On April 27, 2012, we and Pacific Rubiales Energy Corp. (together with its subsidiaries, collectively “Pacific Rubiales”) executed a Stock Purchase Agreement (“SPA”) under which we formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012.   In order to finalize the joint venture, Peruvian governmental approvals are needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract.  Until the required approvals are obtained, Pacific Rubiales has agreed to provide us these and other funds as loans to continue to fund our Block Z-1 capital and exploratory activities.  See Block Z-1 Transaction below for additional details on the joint venture.

 We are in the process of developing our Peruvian oil and natural gas reserves.  We placed the Corvina field into commercial production in November 2010.  We are currently in the process of fabricating a new platform for installation in the Corvina field to continue the development of the Corvina field.  We are also in the initial stages of exploring, appraising and developing our potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1.  We began producing from the A-14XD well in December 2009 and began selling oil from the A-14XD well under a well testing program during the second quarter of 2010.  We have installed all of the equipment necessary for the reinjection of gas and water at the Albacora platform, completed tie-ins and tested the equipment, and are working on the final environmental permit to allow us to commission the equipment to start up injection in Albacora.  In the meantime, we have obtained a permit that allows us to flare gas from the A-14XD, A-13E and A-9G wells through December 28, 2012.  From the time we began producing from the CX-11 platform in the Corvina field in November 2007 and the Albacora field in December 2009, through June 30, 2012, we have produced approximately 5.4 MMBbls of oil.

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

Our current activities and related planning are focused on the following objectives:

•	Optimizing oil production in the Corvina field in Block Z-1 that is now in commercial production;

•	Completing fabrication of a new drilling and production platform (the CX-15) to be installed in September 2012 to continue development in the Corvina field;

•	Planning an offshore drilling campaign to begin once the installation of the CX-15 platform is complete;

•	Conducting a three dimensional (“3-D”) seismic survey in Block Z-1 to assess the viability of further exploration and development activity within the block;

•	Commissioning permanent production and injection facilities on the Albacora platform for gas and water injection;

•	Continuing acquisition, processing and interpretation of seismic data both onshore and offshore to better understand the characteristic and potential of our properties;

•	Planning an on-shore drilling campaign to explore and appraise our properties and meet our applicable license requirements;

•	Identifying potential partners for our other operations; and

•
Continuing development of our gas-to-power project to monetize our natural gas reserves, which we have identified in Corvina, but for which no market has yet been secured and related financing has yet to be obtained.

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

Our focus is to reappraise and develop properties that we control under license agreements in northwest Peru that have been explored by other companies that have reservoirs that appear to contain commercially productive quantities of oil and gas, as well as other areas that have geological formations that we believe potentially contain commercial amounts of hydrocarbons.

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

In the near term, management is focused on completing the fabrication of and installing the new platform, the CX-15, as well as obtaining related permits to allow continued development of the Corvina field, conducting a 3-D seismic survey in Block Z-1 to optimize our future activities in that location, obtaining appropriate financing for our exploration and development programs and maximizing the value of the acreage we hold for exploration.  To help achieve this last objective, we have hired a financial advisor, Credit Suisse Securities (USA) LLC, to assist us in pursuing joint venture partnerships and/or, farm-outs for some or all of our assets and to assist in identifying and evaluating options for financing our operations in northwest Peru.

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

The data room for Blocks XIX and XXIII is now open, with Credit Suisse Securities (USA) LLC managing the formal process to find a joint venture partner for these onshore blocks.  Interested partners have been invited to begin reviewing the data.  The two blocks comprise over 800,000 acres and hold both oil and gas potential, with Block XXIII bordering the northern part of the prolific Talara oil fields.

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

Extended Well Testing Program

We began producing oil under well-testing permits from the Albacora field in December 2009.  During the first half of 2012, the Peruvian Ministry of Energy and Mines (MEM) granted an extension of the gas flaring permit for the our Albacora field operations through December 28, 2012, allowing oil production testing to continue until we receive the required environmental permit for gas injection.  In addition, our request was granted by the General Directorate of Hydrocarbons (“DGH”) to permit testing on the A-12F well to allow a determination to be made whether to use this well as either a gas injector or oil producer.

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

Seismic Data Acquisition

Seismic acquisition activity is 80% complete in Block Z-1.  A second boat is being contracted to enable seismic acquisition of certain remaining areas given that the CGGVeritas Vantage vessel was unable to safely navigate the restricted waters between the platforms and shore due to high fishing vessel traffic and unusual currents.  Bids have been received for processing the seismic data acquired to date.  Fugro Seismic Services was selected to process the 3-D seismic data for Block Z-1.  Processing the 3-D seismic began in the last week of June.  The 3-D seismic acquisition on the remaining areas of Block Z-1 is expected to recommence in August, with completion expected in the fourth quarter of 2012.

Block Z-1

Block Z-1 Transaction

On April 27, 2012, we and Pacific Rubiales executed a SPA under which we formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012.

In order to finalize the joint venture, Peruvian governmental approvals are needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract. Until the required approvals are obtained, Pacific Rubiales has agreed to provide us financing in the form of loans to continue to fund our Block Z-1 capital and exploratory activities. Except in the event of a termination, the loans will not accrue interest.  During the period from April 27, 2012 through June 30, 2012, we obtained an initial loan of $65.0 million and additional loans of $76.7 million for capital and exploratory activities.  For further information regarding our debt, see Note 9, “Debt and Capital Lease Obligations.”

At closing, after the Peruvian governmental approvals are obtained, we expect Pacific Rubiales to exchange these loans along with an additional $85.0 million, plus any other amounts due to us or from us under the SPA, for the interests and assets obtained from us under the SPA and under the Block Z-1 License Contract.  If, among certain other events, the Peruvian government does not approve Pacific Rubiales to become a party to the license contract, the SPA will terminate.  If the SPA is terminated and certain provisions regarding fault of the parties do not apply, the $65.0 million paid and any amounts advanced to us for capital and exploratory expenditures will be converted into an interest bearing loan, accruing interest after the termination date at the rate of three month LIBOR plus 9%.  We shall be obligated to repay such amounts together with a termination value, calculated pursuant to the SPA, to Pacific Rubiales in accordance with the repayment schedule as specified in the SPA.  At closing, operating revenues and expenses will also be allocated to each partner’s respective participating interest.

In addition to the SPA, we, through our subsidiaries, entered into a related Joint Operating Agreement (“JOA”) and various other agreements which define the parties’ respective rights and obligations with respect to their operations under the license contract, pending necessary Peruvian government approvals.  These other agreements will be ratified by the parties at a closing to occur after receipt of necessary approval.  The JOA governs other legal, technical, and operational rights and obligations of the parties with respect to the joint operations of Block Z-1.   Under terms of the JOA, BPZ E&P will be the operator of the Block Z-1 License Contract and will retain a 51% participating interest, while Pacific Rubiales assumes a 49% participating interest. After closing Pacific Rubiales will manage the technical and operational duties in Block Z-1 under a services contract with BPZ E&P. BPZ E&P will carry out administrative, regulatory, government and community related duties. The JOA will continue for the term of the license contract and thereafter until all decommissioning obligations under the license contract have been satisfied.

Corvina Field

We originally began producing oil from the CX-11 platform, located in the Corvina field within the offshore Block Z-1 in northwest Peru, under a well testing program that started on November 1, 2007.  The Corvina field was placed into commercial production on November 30, 2010.  The Corvina field consists of approximately 47,000 acres in water depths of less than 300 feet.  In West Corvina, which consists of 3,500 acres, we have completed a total of nine oil wells, the CX11-23D, the CX11-22D, the CX11-17D, the CX11-19D, the CX11-15D, the CX11-21XD, the CX11-20XD, the CX11-18XD and the CX11-14D wells, some of which are currently being used as gas injection and/or water injection wells.  Produced oil is kept in production inventory until such time that it is delivered to the refinery.  The oil is delivered by vessel to storage tanks at the refinery in Talara, owned by the Peruvian national oil company, Petroleos del Peru – PETROPERU S.A. (“Petroperu”), which is located 70 miles south of the platform.

In the first six months of 2012, the Corvina gas cap reinjection program has shown positive results.  This gas cap reinjection program has been combined with ongoing artificial lift measures at both fields to optimize our oil production.  Corvina's CX-11 platform will undergo a new six-well workover program at an estimated cost of $12 million to optimize production. The workover program, among other objectives, is intended to correct a mechanical problem in one of the two active CX-11 gas reinjection wells that is affecting the performance of two oil producing wells. This mechanical problem started in early July 2012, and has reduced the field's production to approximately 2,000 bopd. This workover program will begin in early August 2012 as the contracted workover rig is currently being mobilized to the CX-11 platform.

Fabrication of the new CX-15 platform has been completed in the Wison Nantong yard in China. As previously announced the CX-15 platform has 24 drilling slots and comes with all of the required production and reinjection equipment. Additional ancillary equipment is being shipped to Peru for installation at Corvina, as planned.

Load out of the new CX-15 platform is expected to begin at the end of July 2012, after arrival of the Norwegian flagged Osprey transport vessel, part of the Offshore Heavy Transport Company fleet. Load out is expected to take up to 10 days, with the Osprey expected to sail out with the CX-15 platform the week of August 5, 2012. It is estimated that the Osprey will take about four to five weeks to arrive offshore Peru, which would then allow for the CX-15 platform installation in the second half of September 2012. The corresponding drilling and operational permit is expected to be obtained prior to mobilizing the contracted drilling rig into the CX-15 platform, with commencement of the new drilling campaign scheduled for October 2012.

Further, we are working on obtaining and installing a Lease Automatic Custody Transfer (“LACT”) unit at the Corvina field to meet the agreed date to comply with applicable regulations.  We expect to obtain and install the LACT unit in early 2013.

Albacora Field

The Albacora field is located in the northern part of our offshore Block Z-1 in northwest Peru.  The current area of interest within the Albacora field is a mapped structure of approximately 7,500 acres and is located in water depths of less than 200 feet. We have been producing oil from the Albacora field since December 2009.  Exploratory drilling at the Albacora field was suspended following the results of the A-17 well in 2010, and returning to development is contingent upon the results of the 3D seismic survey in the Z-1 block.

Installation of the Albacora gas and water reinjection equipment was completed and the equipment was ready for reinjection start up early in the first quarter of 2012.  We completed tie-ins and tested the equipment, and are working on the final environmental permit to allow for commissioning of equipment to start use of the permanent facilities at Albacora.  In the interim, we have received permits to flare gas until December 28, 2012.

Block XIX

We have received approval from Perupetro S.A. (“Perupetro”) to conduct a limited 3-D seismic survey as part of our minimum work commitment for the fourth exploration period to further evaluate future drilling locations.  An environmental assessment is currently being prepared to obtain an environmental permit for the additional seismic work.

Block XXII

As a result of the 2-D seismic survey completed in 2011, three prospects and one lead have been defined.  Evaluation continues and we expect to develop a detailed assessment of each prospect in order to define their technical merit and risk to determine their exploration potential.

We have notified Perupetro that the commitment for the second exploration period will be the drilling of one well.  The timing of the actual drilling will depend on approval of the environmental permit, which is currently being prepared, and subsequent receipt of the necessary ancillary permits.  Drilling on Block XXII is expected no earlier than 2013.

Block XXIII

We have begun the process to obtain environmental permits for the potential drilling of several prospects identified by the 2-D and 3-D seismic data acquired in 2011 on Block XXIII.  Drilling on Block XXIII is expected no earlier than 2013.

Gas-to-Power Project

Our gas-to-power project entails the planned installation of an approximately 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and a 135 megawatt (“MW”) net simple-cycle power generation facility.  The proposed power plant site is located adjacent to an existing substation near Zorritos and a 220 kilovolt transmission line which, after the Peruvian government completes its expansion, is expected to be capable of handling up to 420 MW of power.  The existing substation and transmission lines are owned and operated by third parties.

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

We currently estimate the gas-to-power project will cost approximately $153.5 million, excluding working capital and 18% value-added tax which will be recovered via future revenue billings.  The $153.5 million includes $133.5 million for the estimated cost of the power plant and $20.0 million for the natural gas pipeline.  While we have held initial discussions with several potential joint venture partners for the gas-to-power project, in an attempt to secure additional financing and other resources for the project, we have not entered into any definitive agreements with a potential partner.  In the event we are able to identify and reach an agreement with a potential joint venture partner, we may only retain a minority position in the project.  However, we, along with our Block Z-1 partner, expect to retain the responsibility for the construction and ownership of the pipeline. If we are unable to identify and reach an agreement with a potential joint venture partner for the gas-to-power project, we may move the project forward to completion without a partner.  We have obtained certain permits and are in the process of obtaining additional permits to move the project forward.

Financing Activities

$75.0 Million Secured Debt Facility

In April 2012, we, through our subsidiaries, entered into an amendment of the $75.0 million secured debt financing (the “$75.0 million secured debt facility”) with Credit Suisse.  Pursuant to the amendment, we made a $40.0 million voluntary principal prepayment, together with accrued and unpaid interest, of the $75.0 million secured debt facility. In connection with the prepayment, we incurred a prepayment fee of $5.8 million payable in four equal installments, the first of which was paid on the prepayment date and the remaining of which will be paid on the specified interest payment dates in July 2012, October 2012 and January 2013.  The amendment to the $75.0 million secured debt facility also extended the maturity of the facility to July 2015, with revised principal repayments due in quarterly installments that range from $2.0 million to $4.5 million commencing in January 2013 and extending through July 2015.

$40.0 Million Secured Debt Facility

Also, in April 2012, we, through our subsidiaries, entered into an amendment to the $40.0 million secured debt financing (the “$40.0 million secured debt facility”) with Credit Suisse.  The amendment sets a revised principal repayment schedule such that we are scheduled to repay the outstanding principal amount of each loan in eleven consecutive quarterly installments on the respective payment dates beginning in July 2012, thereby extending the maturity to January 2015.  The $40.0 million secured debt facility has a revised annual interest rate of the three month LIBOR rate plus 8%.

Pacific Rubiales Loans

In order to finalize the joint venture, Peruvian governmental approvals are needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract.  Until the required approvals are obtained, Pacific Rubiales has agreed to provide financing to us in the form of loans to continue to fund our Block Z-1 capital and exploratory activities.  Except in the event of a termination of the unincorporated joint venture arrangement, the loans will not accrue interest.  During the period from April 27, 2012 through June 30, 2012, we obtained an initial loan of $65.0 million and additional loans of $76.7 million for capital and exploratory activities.  For further information regarding debt, see Note 9, “Debt and Capital Lease Obligations.”

Results of Operations

The following table sets forth revenues and operating expenses for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Net sales volume:	(in thousands except per bbl information)			(in thousands except per bbl information)
Oil (MBbls)	324	336	(12)	658	731	(73)

Net revenue:
Oil revenue, net	$32,679	$35,646	$(2,967)	$69,154	$73,362	$(4,208)
Other revenue	2	1,293	(1,291)	80	2,282	(2,202)
Total net revenue	32,681	36,939	(4,258)	69,234	75,644	(6,410)

Average sales price (approximately):
Oil (per Bbl)	$101.00	$106.12	$(5.12)	$105.14	$100.41	$4.73

Operating and administrative expenses:
Lease operating expense	12,694	7,521	5,173	24,062	18,273	5,789
General and administrative expense	10,425	9,276	1,149	17,556	18,307	(751)
Geological, geophysical and engineering expense	2,442	1,462	980	26,732	7,719	19,013
Depreciation, depletion and amortization expense	11,648	9,231	2,417	23,154	19,277	3,877
Standby costs	1,409	492	917	2,599	2,821	(222)
Other expense	756	-	756	756	-	756
Total operating and administrative expenses	$39,374	$27,982	$11,392	$94,859	$66,397	$28,462

Operating income (loss)	$(6,693)	$8,957	$(15,650)	$(25,625)	$9,247	$(34,872)

Net Oil Revenue

On November 30, 2010, we placed the Corvina field into commercial production. Prior to that time all oil sales were from oil produced under the Peruvian well testing regulations.  Additionally, all oil sales from the Albacora field were from oil produced under Peruvian well testing regulations.

For the three months ended June 30, 2012, our net oil revenue decreased by $2.9 million to $32.7 million from $35.6 million for the same period in 2011.  The decrease in net oil revenue is due to a decrease in the amount of oil sold of 12 MBbls, and by a decrease of $5.12, or 4.8%, in the average per barrel sales price received.

For the six months ended June 30, 2012, our net oil revenue decreased by $4.2 million to $69.2 million from $73.4 million for the same period in 2011.  The decrease in net oil revenue is due to a decrease in the amount of oil sold of 73 MBbls, partially offset by an increase of $4.73, or 4.7%, in the average per barrel sales price received.

The price/volume analysis of our sales revenues for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	(in thousands)
2011 Oil revenue, net	$35,646	$73,362
Changes associated with sales volumes	(1,310)	(7,318)
Changes associated with prices	(1,657)	3,110
2012 Oil revenue, net	$32,679	$69,154

For the three months ended June 30, 2012, we had consistent oil production from eight producing wells and intermittent production from three wells.  During the same period in 2011, we had consistent oil production from five producing wells and intermittent production from one well.  Total oil production for the three months ended June 30, 2012 was 323 MBbls compared to 377 MBbls for the same period in 2011.  Total sales for the three months ended June 30, 2012 were 324 MBbls compared to 336 MBbls for the same period in 2011.

For the six months ended June 30, 2012, we had consistent oil production from eight producing wells and intermittent production from three wells.  During the same period in 2011, we had consistent oil production from five producing wells and intermittent production from one well.  Total oil production for the six months ended June 30, 2012 was 676 MBbls compared to 752 MBbls for the same period in 2011.  Total sales for the six months ended June 30, 2012 were 658 MBbls compared to 731 MBbls for the same period in 2011.

The decrease in oil production is due to higher than expected decline rates in oil production in the Corvina field, partially offset by higher oil production from the Albacora field.

The revenues above are reported net of royalties owed to the government of Peru.  Royalties are assessed by Perupetro as stipulated in the Block Z-1 License Contract based on production levels.  However, the royalty calculation is based on the prior five-day average of a blend of crude oil prices before the crude oil delivery date, as opposed to the price we receive for oil which is based on the prior two-week average of a blend of crude oil prices before the crude oil delivery date.  For both the three and six months ended June 30, 2012, the revenues we received are net of royalty costs of approximately 5% of gross revenues or $1.7 million and $3.8 million, respectively.  For the same periods in 2011, the revenues we received are net of royalty costs of approximately 5% of gross revenues or $1.9 million and $3.9 million, respectively.

Other Revenue

During 2011, another operator chartered two of our support vessels, the BPZ-02 and Don Fernando, for a one-year term.  The operator chartering the vessels returned the Don Fernando in September 2011 and the BPZ-02 in January 2012.  For the three and six months ended June 30, 2012, we recognized an immaterial amount and $0.1 million, respectively, of other revenue associated with the chartering of those vessels.  For the three and six months ended June 30, 2011, we recognized $1.3 million and $2.3 million, respectively, of other revenue associated with the chartering of those vessels.

Lease Operating Expense

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities, as well as crude oil transportation.  These costs include, among others, workover expenses, maintenance and repair expenses, operator fees, processing fees, insurance and transportation expenses.

For the three months ended June 30, 2012, lease operating expenses increased by $5.2 million to $12.7 million ($39.24 per Bbl) from $7.5 million ($22.39 per Bbl) for the same period in 2011.  The increase in the lease operating expenses is due to increased repair and maintenance expenses of $2.4 million, increased contract services of $1.1 million, increased equipment rental expense of $0.5 million, increased salaries expense of $0.3 million, increased fuel costs of $0.2 million and increased other lease operating expenses of $0.7 million.

For the six months ended June 30, 2012, lease operating expenses increased by $5.8 million to $24.1 million ($36.58 per Bbl) from $18.3 million ($25.01 per Bbl) for the same period in 2011.  The increase in the lease operating expenses is due to increased repair and maintenance expenses of $3.4 million, increased contract services of $1.7 million, increased equipment rental expense of $0.8 million, increased fuel costs of $0.5 million, increased salaries expense of $0.5 million and increased other lease operating expenses of $0.7 million.  Partially offsetting these increases to expense are decreases in the lease operating costs associated with oil inventory of $1.8 million.

The following details the significant items contributing to the increase of $5.2 million for the three months ended June 30, 2012 compared to June 30, 2011, and the increase of $5.8 million for the six months ended June 30, 2012 compared to June 30, 2011 of lease operating expenses:

Repairs and maintenance: For the three months ended June 30, 2012, repairs and maintenance expense increased $2.4 million compared to the same period in the prior year.  The reason for the increase in repairs and maintenance expense is primarily due to increased platform maintenance, crane maintenance services and support vessel services in the second quarter of 2012 compared to the same period in 2011.

For the six months ended June 30, 2012, repairs and maintenance expense increased $3.4 million compared to the same period in the prior year.  The reason for the increase in repairs and maintenance expense is primarily due to increased platform maintenance, crane maintenance services and support vessel services in the first six months of 2012 compared to the same period in 2011.

Contract services: For the three months ended June 30, 2012, we had the necessary equipment and production facilities at both the Corvina CX-11 platform and Albacora A-platform to process the oil produced from those fields.  However in the fourth quarter of 2011, we rented hydraulic jet pumps to stimulate and assist oil production in both the Corvina and Albacora fields and continued to use these services in the second quarter of 2012. As a result, contract service costs have increased $1.1 million for the quarter ended June 30, 2012.

For the six months ended June 30, 2012, we had the necessary equipment and production facilities at both the Corvina CX-11 platform and Albacora A-platform to process the oil produced from those fields.  However in the fourth quarter of 2011, we rented hydraulic jet pumps to stimulate and assist oil production in both the Corvina and Albacora fields and continued to use these services in the first six months of 2012. As a result, contract service costs have increased $1.7 million for the six months ended June 30, 2012.

Transfers of costs to/from oil inventory: During the six months ended June 30, 2012, approximately $1.3 million of oil inventory costs were removed from lease operating expense as we produced more oil (676 MBbls), than we sold (658 MBbls), resulting in a buildup of oil inventory due to the timing of oil delivered to the refinery.  In the same period in 2011, approximately $0.5 million of oil inventory costs were added to our lease operating expense as we sold the remaining Albacora oil that had higher costs associated with those specific inventory barrels as they required salt content treatment in order to meet sales specifications.  Therefore, there is a net decrease from the first six months in 2012 versus the same period in 2011 in lease operating expense of $1.8 million as a result of the transfers of oil inventory costs between the two periods.

General and Administrative Expense

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the three months ended June 30, 2012, general and administrative expenses increased by $1.1 million to $10.4 million from $9.3 million for the same period in 2011.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $0.5 million to $0.7 million for the three months ended June 30, 2012 from $1.2 million for the same period in 2011.  The decrease in stock-based compensation expense is due to the vesting of the majority of awards granted in 2008, which were granted at times when the grant date fair value of the awards was higher due to the then higher price of our common stock.  As a result, our stock-based compensation expense declined since a majority of these older awards vested prior to the second quarter of 2012 and these are not contributing as much expense as compared to the same period in 2011.  Other general and administrative expenses increased $1.6 million to $9.7 million from $8.1 million for the same period in 2011.  The $1.6 million increase is due to higher third party costs primarily related to the Block Z-1 transaction of $1.1 million and higher non-income taxes of $0.7 million, partially offset by other lower general and administrative expenses in 2012 of $0.2 million.

For the six months ended June 30, 2012, general and administrative expenses decreased by $0.8 million to $17.5 million from $18.3 million for the same period in 2011.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $1.0 million to $1.4 million for the six months ended June 30, 2012 from $2.4 million for the same period in 2011.  The decrease in stock-based compensation expense is due to the vesting of the majority of awards granted in 2008, which were granted at times when the grant date fair value of the awards was higher due to the then higher price of our common stock.  As a result, our stock-based compensation expense declined since a majority of these older awards vested prior to the first half of 2012 and these are not contributing as much expense as compared to the same period in 2011.  Other general and administrative expenses increased $0.2 million to $16.1 million from $15.9 million for the same period in 2011.  The $0.2 million increase is due to higher third party costs primarily related to the Block Z-1 transaction of $1.1 million and higher non-income taxes of $0.5 million, partially offset by lower salary and related costs of $1.4 million.

Geological, Geophysical and Engineering Expense

Geological, geophysical and engineering expenses include laboratory, environmental and seismic acquisition related expenses.  For the three months ended June 30, 2012, geological, geophysical and engineering expenses increased $0.9 million to $2.4 million compared to $1.5 million for the same period in 2011.  The increase is due to increased seismic acquisition activity associated with our seismic data acquisition plan for Block Z-1 in 2012, compared to our seismic data acquisition plan for Block XXII and Block XXIII in 2011.

For the six months ended June 30, 2012, geological, geophysical and engineering expenses increased $19.0 million to $26.7 million compared to $7.7 million for the same period in 2011.  The increase is due to increased seismic acquisition activity associated with our seismic data acquisition plan for Block Z-1 in 2012, compared to our seismic data acquisition plan for Block XXII and Block XXIII in 2011.

Depreciation, Depletion and Amortization Expense

For the three months ended June 30, 2012, depreciation, depletion and amortization expense increased $2.5 million to $11.7 million from $9.2 million for the same period in 2011.  For the six months ended June 30, 2012, depreciation, depletion and amortization expense increased $3.9 million to $23.2 million from $19.3 million for the same period in 2011.

For the three months ended June 30, 2012, depletion expense increased $1.9 million to $8.2 million from $6.3 million during the same period in 2011 due primarily to a lower reserve base in the Corvina and Albacora fields in 2012.  For the six months ended June 30, 2012, depletion expense increased $2.8 million to $16.3 million from $13.5 million during the same period in 2011 due primarily to a lower reserve base in the Corvina and Albacora fields in 2012.

For the three months ended June 30, 2012, depreciation expense increased $0.6 million to $3.5 million compared to $2.9 million for the same period in 2011 due to increased production equipment and general equipment added toward the end of 2011.   For the six months ended June 30, 2012, depreciation expense increased $1.1 million to $6.9 million compared to $5.8 million for the same period in 2011 due to increased production equipment and general equipment added toward the end of 2011.

Standby Costs

During 2011, we suspended drilling operations until we complete our seismic data acquisition program and fabrication and installation of the new drilling platform in Block Z-1, which is scheduled for the second half of 2012.  The Petrex-18 rig that was rented to another operator in 2011 was returned to us in January 2012 and is currently on standby.  The contract for the Petrex-18 rig expires in December 2013.  As a result, for the three and six months ending June 30, 2012, we incurred $1.4 million and $2.6 million, respectively, in standby rig costs for the Petrex-18 rig.  The contract for the Petrex-09 rig that was used in the Corvina field and which contributed to standby costs in 2011 expired in January 2012 at which time the rig was returned.  For the three and six months ended June 30, 2011, we incurred $0.5 million and $2.3 million, respectively, in standby rig costs.  Additionally, we incurred $0.5 million of allocated expenses associated with drilling operations for the six months ended June 30, 2011.

Other Expense

For the three and six months ended June 30, 2012, we reported $0.8 million of abandonment charges in the Consolidated Statements of Operations as “Other expense.”  We accrued $0.8 million of abandonment costs related to a platform in the Piedra Redonda field in Block Z-1, as we are obligated to ensure the platform does not cause a threat to marine vessels operating in the area or marine wildlife. The $0.8 charge is in addition to amounts recorded previously related to the platform abandonment costs in the Piedra Redonda field in the third quarter of 2010.  There were no similar expenses incurred by us in 2011.

Other Income (Expense)

Other income (expense) includes non-operating income items.  These items include interest expense and income, loss on the extinguishment of debt, gains or losses on foreign currency transactions, income and amortization related to the investment in our Ecuador property as well as gains or losses on derivative financial instruments.  For the three months ended June 30, 2012, total other expense decreased $2.1 million to $3.2 million compared to $5.3 million during the same period in 2011.  For the six months ended June 30, 2012, total other expense increased $3.0 million to $15.9 million compared to $12.9 million during the same period in 2011.  The change is due primarily to the following:

Interest expense: For the three months ended June 30, 2012, we recognized approximately $4.1 million of net interest expense, which includes $7.8 million of interest expense reduced by $3.7 million of capitalized interest expense.  For the same period in 2011, we recognized $4.9 million in net interest expense which included $6.6 million of interest expense reduced by $1.7 million of capitalized interest.  The decrease of $0.8 million in net interest expense is due to more capitalization of interest for the three month period ended June 30, 2012 compared to the same period in 2011.

For the six months ended June 30, 2012, we recognized approximately $10.3 million of net interest expense, which includes $17.0 million of interest expense reduced by $6.7 million of capitalized interest expense.  For the same period in 2011, we recognized $8.6 million in net interest expense which included $13.0 million of interest expense reduced by $4.4 million of capitalized interest.  The increase of $1.7 million in net interest expense for the six month period ended June 30, 2012, compared to the same period in 2011, is due to higher debt outstanding in 2012 compared to the same period in 2011, partially offset by higher capitalized interest expense for the six month period ended June 30, 2012, compared to the same period in 2011.

Loss on extinguishment of debt: As a result of the prepayment and amendment to the $75.0 secured debt facility during the second quarter of 2012, we incurred $5.8 million of fees and prepayment penalties and $1.1 million of debt issue costs. The $5.8 million in fees and prepayment penalties were recognized as a “Loss on extinguishment of debt” in the consolidated statement of operations, 25% was paid at the time of the amendment and prepayment and 25% will be paid at the time of each of the next three quarterly interest payment dates ending in January 2013. Approximately $1.5 million of the remaining $2.8 million of unamortized debt issue costs associated with the initial loan was expensed as a “Loss on extinguishment of debt” in the consolidated statement of operations when we prepaid $40.0 million of principal.  For the three and six months ended June 30, 2012, we reported $7.3 million as a loss on extinguishment of debt.

Gain (loss) on derivatives: In connection with obtaining the $40.0 million and $75.0 million secured debt facilities in January and July 2011, respectively, we entered into Performance Based Arranger Fees that we are accounting for as embedded derivatives.  As a result of the fair value measurement at June 30, 2012 and 2011, the gain associated with the embedded derivatives increased $8.7 million to a $8.4 million gain for the three months ended June 30, 2012 from a $0.3 million loss for the same period in 2011, and increased $6.6 million to a $2.0 million gain for the six months ended June 30, 2012 from a $4.6 million loss for the same period in 2011.  The reason for the increase in the gain associated with derivatives is the decrease in oil prices during the three and six months ended June 30, 2012 compared to the same periods in 2011.

Income Taxes

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three and six months ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) before income taxes:	(in thousands)		(in thousands)
United States	$446	$(5,692)	$(8,345)	$(13,119)
Foreign	(10,368)	9,364	(33,178)	9,434
	$(9,922)	$3,672	$(41,523)	$(3,685)

Income tax expense (benefit):
United States	$569	$814	$979	$1,397
Foreign	(1,991)	2,566	(6,711)	2,719
	$(1,422)	$3,380	$(5,732)	$4,116

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

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations.  We did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2012 or 2011, respectively.  We did not have any uncertain tax positions generated from unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of June 30, 2012 or December 31, 2011.

Net Income (Loss)

For the three months ended June 30, 2012, our net loss increased $8.8 million to a net loss of $8.5 million or ($0.07) per basic and diluted share from net income of $0.3 million or $0.00 per basic and diluted share for the same period in 2011.  For the six months ended June 30, 2012, our net loss increased $28.0 million to a net loss of $35.8 million or ($0.31) per basic and diluted share from a net loss of $7.8 million or ($0.07) per basic and diluted share for the same period in 2011.

Liquidity, Capital Resources and Capital Expenditures

At June 30, 2012, we had cash and cash equivalents of $97.4 million, an accounts receivable balance of $4.2 million and working capital of $94.6 million.

At June 30, 2012, we had trade accounts payable and accrued liabilities of $37.1 million.

At June 30, 2012, our outstanding long-term debt and short-term debt consisted of 2015 Convertible Notes whose net amount of $150.0 million includes the $170.9 million of principal reduced by $20.9 million of the remaining unamortized discount, a $40.0 million secured debt facility, $35.0 million outstanding under the $75.0 million secured debt facility and $141.7 million under loans from Pacific Rubiales.  At June 30, 2012, the current and long-term portions of our debt were $19.0 million and $347.7 million, respectively.

	For the Six Months Ended June 30,
Cash Flows	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$(15,622)	$8,986
Investing activities	(40,284)	(30,825)
Financing activities	95,106	24,763

Operating Activities

Cash used in operating activities increased by $24.6 million to a use of cash of $15.6 million for the six months ended June 30, 2012 from a source of cash of $9.0 million for the same period in 2011.  Cash flows in 2012 decreased due to lower sales volumes as well as the impact of higher costs, partially offset by higher oil prices.  This resulted in a decrease of $33.3 million in cash flow before changes in operating assets during 2012 compared to 2011.  Changes in cash flow as a result of changes in operating assets and liabilities provided an increase in the source of cash of $8.7 million.  The increase in the source of cash is due to an increase in the change of liabilities providing a source of cash of $13.9 million.  Offsetting these sources of cash are changes of a net decrease of $5.2 million in assets providing a use of cash.

Investing Activities

Net cash used in investing activities increased by $9.5 million to $40.3 million for the six months ended June 30, 2012 from $30.8 million for the same period in 2011.  The increase in cash used in investing activities is due to increased capital expenditures of $12.0 million in 2012, partially offset by the change in restricted cash of $2.5 million.

2012 Capital Expenditures

During the six months ended June 30, 2012, we incurred capital expenditures of approximately $40.3 million associated with our development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

For the six months ended June 30, 2012, we incurred approximately $29.6 million related to costs incurred in the design and fabrication of the CX-15 platform and incurred $6.2 million for development and equipment for permanent production facilities.

Also, we added approximately $3.2 million of costs to the power plant, which primarily consisted of capitalized interest, and incurred approximately $1.3 million related to other capitalized costs.

Financing Activities

Cash provided by financing activities increased by $70.3 million to a source of cash of $95.1 million for the six months ended June 30, 2012, compared to a source of cash of $24.8 million for the same period in 2011. The increase in cash provided by financing activities is due to increased borrowings of $101.7 million, due to the new loans from Pacific Rubiales in 2012 versus the drawdown of the $40.0 million secured debt facility in 2011, partially offset by higher repayments of borrowings of $30.1 million, as we repaid $40.0 million of the $75.0 million secured debt facility in 2012 versus the repayment of the $12.5 million IFC Reserve-Based Credit Facility in 2011, lower proceeds from equity issuances of $0.9 million and higher debt issue costs of $0.4 million.

Shelf Registration

To finance our operations, we may sell additional shares of our common stock or other securities. Our certificate of formation does not provide for preemptive rights, although we may grant similar rights by contract from time to time. We currently have $134.6 million in common stock covered for potential issuance under an effective shelf registration statement, and another $500.0 million covered under the same shelf registration statement for debt securities, common stock, preferred stock, depositary shares and securities warrants, subscription rights, units, and guarantees of debt securities or any combination thereof, which we may sell from time to time in one or more offerings pursuant to underwritten public offerings, negotiated transactions, at the market transactions, block trades or a combination of these methods. This registration statement will expire on December 20, 2013.

Debt and Capital Lease Obligations

At June 30, 2012 and December 31, 2011, debt and capital lease obligations consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)

$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($20.9) million at June 30, 2012 and ($24.1) million at December 31, 2011	$150,032	$146,781
$75.0 million Secured Debt Facility, 3-month LIBOR plus 9%, due July 2015	35,000	75,000
$40.0 million Secured Debt Facility, 3-month LIBOR plus 8%, due January 2015	40,000	40,000
Pacific Rubiales Loans, non interest bearing	141,719	-
Capital Lease Obligations	7	3,457
	366,758	265,238
Less: Current maturity of long-term debt and capital lease obligations	19,053	16,854
Long-term debt and capital lease obligations, net	$347,705	$248,384

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

If we experience any one of certain specified types of corporate transactions, holders may require us to purchase all or a portion of their 2015 Convertible Notes. Any repurchase of the notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

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

We estimated our non-convertible borrowing rate at the date of issuance of the 2015 Convertible Notes to be 12%.  The 12% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as us and was obtained through a quote from the initial purchaser.  Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, we estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million.  The discount is being amortized as non-cash interest expense over the life of the notes using the effective interest method.  In addition, we allocated approximately $4.8 million of the $6.1 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the loan using the effective interest method. The remaining $1.3 million of fees and commissions were treated as transaction costs associated with the equity component. We estimated the remaining cash payments including interest payments related to the 2015 Convertible Notes, assuming no conversion, for the year ended December 31, 2012, 2013, 2014 and 2015 to be approximately $5.5 million, $11.1 million, $11.1 million and $176.5 million, respectively. We evaluated the 2015 Convertible Notes agreement for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”.  Therefore, no additional amounts have been recorded for those items.

As of June 30, 2012, the net amount of $150.0 million includes the $170.9 million of principal reduced by $20.9 million of the remaining unamortized discount.  The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs.  The remaining unamortized discount of $20.9 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At June 30, 2012, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into approximately 28.9 million shares of common stock.  As of June 30, 2012, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of our common stock at June 30, 2012, $2.53 per share, is less than the conversion price.

For the three and six months ended June 30, 2012, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.6%.

For the three months ended June 30, 2012, the amount of interest expense related to the 2015 Convertible Notes was $4.7 million, disregarding capitalized interest considerations, and includes $2.8 million of interest expense related to the contractual interest coupon, $1.6 million of non-cash interest expense related to the amortization of the discount and $0.3 million of interest expense related to the amortization of debt issue costs.  For the three months ended June 30, 2011, the amount of interest expense related to the 2015 Convertible Notes was $4.5 million, disregarding capitalized interest considerations, and includes $2.8 million of interest expense related to the contractual interest coupon, $1.5 million of non-cash interest expense related to the amortization of the discount and $0.2 million of interest expense related to the amortization of debt issue costs.

For the six months ended June 30, 2012, the amount of interest expense related to the 2015 Convertible Notes was $9.3 million, disregarding capitalized interest considerations, and includes $5.6 million of interest expense related to the contractual interest coupon, $3.2 million of non-cash interest expense related to the amortization of the discount and $0.5 million of interest expense related to the amortization of debt issue costs.  For the six months ended June 30, 2011, the amount of interest expense related to the 2015 Convertible Notes was $8.9 million, disregarding capitalized interest considerations, and includes $5.6 million of interest expense related to the contractual interest coupon, $2.9 million of non-cash interest expense related to the amortization of the discount and $0.4 million of interest expense related to the amortization of debt issue costs.

$75 Million Secured Debt Facility

On July 6, 2011, we and our subsidiaries entered into a credit agreement with Credit Suisse and other parties (collectively the “lenders”), where the lenders agreed to provide a $75.0 million secured debt facility in two loan tranches to our subsidiary, BPZ E&P.  The full amount available under the $75.0 million secured debt facility was drawn down by us on July 7, 2011. In April 2012, we and the lenders amended the terms of the $75.0 million secured debt facility and in May 2012, we prepaid $40.0 million of the principal balance of the $75.0 million secured debt facility.

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

As a result of the prepayment and amendment during the second quarter of 2012, we incurred $5.8 million of fees and prepayment penalties and $1.1 million of debt issue costs. The $5.8 million in fees and prepayment penalties were recognized as a “Loss on extinguishment of debt” in the consolidated statement of operations, 25% was paid at the time of the amendment and prepayment and 25% will be paid at the time of each of the next three quarterly interest payment dates ending in January 2013. Approximately $1.5 million of the remaining $2.8 million of unamortized debt issue costs associated with the initial loan was expensed as a “Loss on extinguishment of debt” in the consolidated statement of operations when we prepaid $40.0 million of principal.  The $1.1 million of new debt issue costs was combined with the remaining $1.3 million of unamortized debt issue costs and will be amortized over the amended term, ending in July 2015, using the effective interest method.  For further information on debt issue costs see Note 4, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The $75.0 million secured debt facility, as amended, provides for ongoing fees payable by BPZ E&P to the lenders, including  an administration fee of 0.50% of the principal amount outstanding and  a performance based arranger fee (the “Performance Based Arranger Fee”) whose amount is determined by the change in the price of Brent crude oil at inception of the loans and the price at each principal repayment date in accordance with the original loan principal repayment dates, subject to a 12% ceiling of the original principal amount borrowed.    For further information on the Performance Based Arranger Fee, see Note 10, “Derivative Financial Instruments” and Note 12, “Fair Value Measurements and Disclosures.”

The $75.0 million secured debt facility required us to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  For further information regarding the debt service reserve account and its requirements, see Note 8, “Restricted Cash and Performance Bonds.”

The $75.0 million secured debt facility is secured by (i) 51% of BPZ E&P’s Block Z-1 property on the northwest coast of Peru, (ii) 51% of the wellhead oil production of Block Z-1, (iii) 51% of BPZ E&P’s rights, title and interests under the Block Z-1 License Contract, as amended and assigned, with Perupetro, a private law state company engaged in the refining, transportation, distribution and trading of petroleum products to meet Peru’s domestic energy needs, (iv) a collection account (including BPZ E&P’s deposits and investments), (v) 51% of BPZ E&P’s right, title and interests under current and future contracts in connection with the sale of crude oil and/or gas produced and sold at Block Z-1, together with related receivables, (vi)  BPZ E&P’s Capital Stock, (vii) a debt service reserve account, and (viii) certain other property that is subject to a lien in favor of Credit Suisse. We and our subsidiary BPZ Energy LLC also agreed to unconditionally guarantee the remaining portion of the $75.0 million secured debt facility.

The amendment to the $75.0 million secured debt facility extended the maturity of the facility to July 2015, with revised principal repayments due in quarterly installments that range from $2.0 million to $4.5 million commencing in January 2013 and extending through July 2015.  The $75.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 9%.  Interest is due and payable at the end of every three month period after the commencement of the loan.

The $75.0 million secured debt facility, as amended, contains covenants that limit our ability to, among other things, incur additional debt other than the Pacific Rubiales loans, create certain liens, enter into transactions with affiliates, pay dividends on or repurchase our stock of the Company or our subsidiaries, or sell assets other than to Pacific Rubiales or merge with another entity.  In addition, we must complete certain projects in the Corvina and Albacora offshore fields in Block Z-1 by certain scheduled dates.  The $75.0 million secured debt facility amended also contains customary financial covenants, including (i) a maximum consolidated leverage ratio, (ii) a minimum consolidated interest coverage ratio, (iii) a maximum capitalization ratio, (iv) a minimum oil production quota per quarter, (v) a minimum debt service coverage ratio, (vi) a minimum proved developed producing reserves coverage ratio, (vii) a maximum indebtedness, and (viii) a minimum liquidity ratio. We were in compliance with these financial covenants at June 30, 2012.

The $75.0 million secured debt facility, as amended, provides for events of default customary for facilities of this type, the occurrence and continuation of which could result in the acceleration of amounts due under the facility. In addition, the $75.0 million secured debt facility provides that BPZ E&P has the right, at any time, to prepay the loans in whole, but not in part, subject to certain conditions and sets forth certain conditions for mandatory prepayments of the loan.

As of June 30, 2012, we estimated the remaining cash payments related to the $75.0 million secured debt facility, as amended and excluding potential payments for the Performance Based Arranger Fee but including interest payments, for the year ended December 31, 2012, 2013, 2014 and 2015 to be approximately $1.7 million, $12.7 million, $14.1 million and $14.2 million, respectively.

$40.0 Million Secured Debt Facility

In January 2011, we, through our subsidiaries, completed a credit agreement with Credit Suisse where Credit Suisse provided a $40.0 million secured debt facility to our power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L.  On April 27, 2012, we and our subsidiaries, Empresa Eléctrica Nueva Esperanza S.R.L. and BPZ E&P, entered into a fourth amendment to the $40.0 million secured debt facility with Credit Suisse.

Proceeds from the $40.0 million secured debt facility were utilized to meet our 2011 capital expenditure budget, to finance our exploration and development work programs, and to reduce other debt obligations.

As a result of the amendment entered into during the second quarter of 2012, we incurred $0.8 million of debt issue costs.  The $0.8 million of new debt issue costs was combined with the remaining $0.6 million of debt issue costs and will be amortized over the amended term, ending in January 2015, using the effective interest method.  For further information on debt issue costs, see Note 4, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The $40.0 million secured debt facility, as amended, provides for ongoing fees payable to Credit Suisse including a performance based arranger fee (the “Performance Based Arranger Fee”) whose amount is determined by the change in the price of Brent crude oil at inception of the loan and the price at each principal repayment date in accordance with the original loan principal repayment dates, subject to a 18% ceiling of the original principal amount borrowed.    For further information on the Performance Based Arranger Fee, see Note 10, “Derivative Financial Instruments” and Note 12, “Fair Value Measurements and Disclosures.”

The $40.0 million secured debt facility is secured, in part, by three LM6000 gas-fired packaged power units (approximately $70.0 million) that were purchased by us from GE through our power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. The $40.0 million secured debt financing is also secured by certain other equipment and property pledged in favor of Credit Suisse and Credit Suisse International.  We and our subsidiary, BPZ E&P, also agreed to unconditionally guarantee the $40.0 million secured debt facility on an unsecured basis.

The $40.0 million secured debt facility requires us to establish and maintain a debt service reserve account during the term of the facility. For further information regarding the debt service reserve account and its requirements, see Note 8, “Restricted Cash and Performance Bonds.”

The amendment to the $40.0 million secured debt facility extended the maturity of the facility to January 2015, with revised principal repayments due in quarterly installments of $3.6 million commencing in July 2012 and extending through January 2015.  The $40.0 million secured debt facility has a revised annual interest rate of the three month LIBOR rate plus 8%.  Interest is due and payable at the end of every three month period after the commencement of the loan.

The amended $40.0 million secured debt facility subjects us to various financial covenants calculated as of the last day of each quarter, including a maximum leverage ratio, a minimum consolidated interest coverage ratio, a maximum consolidated capitalization ratio and minimum oil production quota per quarter.  We were in compliance with these financial covenants at June 30, 2012.

The $40.0 million secured debt facility provides for events of default customary for facilities of this type, the occurrence and continuation of which could result in the acceleration of amounts due under the facility. In addition, the $40.0 million secured debt facility provides for a mandatory repayment of the loans if we secure financing for its gas-to-power project.

As of June 30, 2012, we estimated the remaining cash payments related to the $40.0 million secured debt facility, excluding the potential payments for the Performance Based Arranger Fee, but including interest payments, for the year ended December 31, 2012, 2013, 2014 and 2015 to be approximately $8.9 million, $16.9 million, $15.6 million and $3.7 million, respectively.

Pacific Rubiales Loans

On April 27, 2012, we and Pacific Rubiales executed a SPA where we formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012 (together, the “Pacific Rubiales Loans”).

In order to finalize the joint venture, Peruvian governmental approvals are needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract.  Until the required approvals are obtained, Pacific Rubiales has agreed to provide us certain loans to continue to fund our Block Z-1 capital and exploratory activities.  Except in the event of a termination of the joint venture, the loans will not accrue interest.  During the period from April 27, 2012 through June 30, 2012, we obtained an initial loan of $65.0 million and additional loans of $76.7 million for capital and exploratory activities.

The Pacific Rubiales Loans  are secured by (i) 49% of BPZ E&P’s Block Z-1 property on the northwest coast of Peru, (ii) 49% of the wellhead oil production of Block Z-1, (iii) 49% of BPZ E&P’s rights, title and interests under the Block Z-1 License Contract, as amended and assigned, with Perupetro, a private law state company engaged in the refining, transportation, distribution and trading of petroleum products to meet Peru’s domestic energy needs, (iv) 49% of BPZ E&P’s right, title and interests under current and future contracts in connection with the sale of crude oil and/or gas produced and sold at Block Z-1, together with related receivables  and (v) certain other property that is subject to a lien in favor of Pacific Rubiales.

At closing, after the proper approvals are obtained, we expect Pacific Rubiales to exchange these loans along with an additional $85.0 million, plus any other amounts due to us or from us under the SPA, for the interests and assets obtained from us under the SPA and under the Block Z-1 License Contract.  If the SPA is terminated and certain provisions regarding fault of the parties do not apply, the $65.0 million paid and any amounts advanced to us for capital and exploratory expenditures will be converted into an interest bearing loan, accruing interest after the termination date at the rate of three month LIBOR plus 9%.  We shall be obligated to repay such amounts together with a termination value, calculated pursuant to the SPA, to Pacific Rubiales in accordance with the repayment schedule as specified in the SPA.  While the loans to Credit Suisse are outstanding, principal payments for the Pacific Rubiales Loans are $4.0 million per quarter until the loans are repaid.  After the loans with Credit Suisse are repaid, quarterly principal payments for the Pacific Rubiales Loans are approximately $10 million until the loans are repaid.

Capital Leases

We are party to several capital lease agreements, as more fully described in our Form 10-K for the year ended December 31, 2011.  In the past, we generally entered into capital lease agreements in order to secure marine vessels to support our operations in Peru and to obtain furniture and fixtures for our offices located in Houston and Peru. The current contractual terms of the capital lease agreement is three years and the effective interest rate is 17.6%.

In May 2012, we exercised the third year purchase option for $3.0 million and purchased the marine vessels, Namoku and the Nu’uanu, at which point titles to the vessels were transferred to us.

Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Performance bonds totaling $5.6 million for properties in Peru	$3,338	$3,338
Insurance bonds for import duties related to a construction vessel	814	814
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	563	563
$75.0 million secured debt facility	2,500	2,500
$40.0 million secured debt facility	2,000	2,000
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$9,865	$9,865

Current portion of restricted cash as of the end of the period	$4,500	$2,000

Long-term portion of restricted cash as of the end of the period	$5,365	$7,865

The $75.0 million secured debt facility we entered into in July of 2011 required us to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  After the first 15-month period, we are required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date.  We expect to make contributions to the debt service reserve account of $0.4 million in 2012 and, thereafter, maintain the next quarterly interest and principal payment within the debt service reserve account.

The $40.0 million secured debt facility we entered into in January of 2011 required us to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, we must maintain a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date.  We expect to make contributions to the debt service reserve account of $2.4 million in 2012 and, thereafter, maintain the next quarterly interest and principal payment within the debt service reserve account.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, credit agreements, legal requirements or rental practices.

Liquidity Outlook

  Our major sources of funding to date have been oil sales and equity and debt financing activities.  With our current cash balance, current and prospective Corvina and Albacora oil development cash flow and remaining proceeds from our recent debt facilities, including the new and ongoing loans from Pacific Rubiales (See Block Z-1 Transaction above for additional details on the joint venture), we believe we will have sufficient capital resources to execute our planned Corvina and Albacora oil development projects and our initial onshore projects as well as service our current obligations.

In 2010, we hired Credit Suisse Securities (USA) LLC, a financial advisor, to help us in pursuing joint venture partnerships and/or, farm-outs for some of our assets in northwest Peru.  The data room for Blocks XIX and XXIII is now open, with Credit Suisse Securities (USA) LLC managing the formal process to find a joint venture partner for these onshore blocks.  Interested partners have been invited to begin reviewing the data.

We currently have $134.6 million in common stock available under an effective shelf registration statement, and another $500.0 million available under the same shelf registration statement for debt securities, common stock, preferred stock, depositary shares and securities warrants, subscription rights, units, and guarantees of debt securities or any combination thereof, which we may sell from time to time in one or more offerings pursuant to underwritten public offerings, negotiated transactions, at the market transactions, block trades or a combination of these methods. Potential future equity financing, if any, would be dependent on the success of alternative sources of financing such as other possible joint venture arrangements, our cash position and market conditions.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which are generally established for the purpose of facilitating off-balance sheet arrangements

Contractual Obligations

In the third quarter of 2011, Soluciones Energeticas S.R.L., our subsidiary, finalized contracts with a third party located in China to fabricate, mobilize and install a platform at the Corvina field in offshore Block Z-1.  The estimated total project cost of the CX-15 project, including all production and compression equipment, is now expected to be approximately $77.0 million.  We have guaranteed payment of the platform contracts.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, satisfaction of well testing period requirements, successful installation of required permanent processing facilities, receipt of all required permits, receipt of approvals for our joint venture partner in Block Z-1, successful installation of reinjection equipment and transition to commercial production, successful completion and installation of new drilling platforms, successful installation and operation of the new turbines, availability of capital resources, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to our Company is included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Additionally, our joint venture partner in Block Z-1, Pacific Rubiales Energy Corp. (“PRE”), is a Canadian public company that is not listed on a U.S. stock exchange, but is listed on the Toronto (TSX), Bolsa de Valores de Colombia (BVC) and BOVESPA stock exchanges.  As such, PRE may be subject to different disclosure requirements than us.  Information concerning us, such as information concerning energy reserves, may be published by PRE outside of our control and may be published in a format different from the format we use to disclose such information, in compliance with SEC and other U.S. regulatory requirements.

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

Interest Rate Risk

As of June 30, 2012, we had long-term debt and capital lease obligations of approximately $347.7 million and current maturities of long-term debt and capital lease obligations of approximately $19.0 million.

The $75.0 million secured debt facility, which at June 30, 2012 had $35.0 million outstanding, is variable rate debt that exposes us to the risk of increased interest expense in the event of increases in short-term interest rates.  If the variable interest rate were to increase by 1% from the rate at inception, interest expense would increase by approximately $0.3 million annually.  The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

The $40.0 million secured debt facility, which at June 30, 2012 had $40.0 million outstanding, is variable rate debt that exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from the rate at inception, interest expense would increase by approximately $0.3 million annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

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

The fair value of our 6.5% 2015 Convertible Notes as compared to the carrying value at June 30, 2012 and December 31, 2011, was as follows:

	June 30, 2012		December 31, 2011

	Carrying Amount	Fair Value (2)	Carrying Amount	Fair Value (2)
	(in thousands)		(in thousands)
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($20.9) million at June 30, 2012 and ($24.1) million at December 31, 2011 (1)	$150,032	$138,164	$146,781	$140,460

(1)	Excludes obligations under capital lease arrangements and variable rate debt.

(2)
We estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $138.2 million and $140.5 million at June 30, 2012 and December 31, 2011, respectively, based on observed market prices for the same or similar type of debt issues.

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

Foreign Currency Exchange Rate Risk

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, the Nuevo Sol, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation in that country.  Transaction differences have been nominal to-date but are expected to increase as our activities in Peru continue to escalate.  For the three and six months ended June 30, 2012 and 2011, exchange rate gains and losses were not material.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 19, “Legal Proceedings,” of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Item 3. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of legal proceedings, which are incorporated into this Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

There are no material changes in our risk factors as previously described in our Annual Report on Form 10-K for the year ended December 31, 2011 and the Form 10-Q for the three months March 31, 2012.  For the three months ended June 30, 2012, there were no material changes in our risk factors as previously described.

Item 6. Exhibits

10.1	Fifth Amendment to $75,000,000 Credit Agreement by and among BPZ Resources, Inc., and its subsidiaries BPZ Energy LLC, and BPZ Exploración & Producción S.R.L., as guarantors and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

101.INS	XBRL Instance Document. (Furnished herewith)

101.SCH	XBRL Schema Document. (Furnished herewith)

101.CAL	XBRL Calculation Linkbase Document. (Furnished herewith)

101.LAB	XBRL Label Linkbase Document. (Furnished herewith)

101.PRE	XBRL Presentation Linkbase Document. (Furnished herewith)

101.DEF	XBRL Definition Linkbase Document. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BPZ RESOURCES, INC.

Date: August 9, 2012	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director