Form 10-Q
period 2012-09-30
BPZ RESOURCES, INC.
filed 2012-11-09
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

As of October 31, 2012, there were 116,931,538 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$75,379	$58,172
Accounts receivable	8,232	8,174
Income taxes receivable	1,003	1,212
Value added tax receivable	37,293	24,720
Inventory	17,714	16,841
Prepaid and other current assets	14,588	4,304

Total current assets	154,209	113,423

Property, equipment and construction in progress, net	414,991	381,602
Restricted cash	3,987	7,865
Other non-current assets	5,478	7,527
Investment in Ecuador property, net	679	820
Deferred tax asset	35,432	26,096

Total assets	$614,776	$537,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,298	$19,520
Accrued liabilities	29,200	19,694
Other liabilities	455	1,015
Accrued interest payable	2,490	6,064
Derivative financial instruments	3,623	1,096
Current maturity of long-term debt and capital lease obligations	21,549	16,854

Total current liabilities	63,615	64,243

Asset retirement obligation	1,372	1,304
Derivative financial instruments	-	950
Long-term debt and capital lease obligations, net	378,101	248,384

Total long-term liabilities	379,473	250,638

Commitments and contingencies (Note 18 and 19)

Stockholders’ equity:
Preferred stock, no par value, 25,000 authorized; none issued and outstanding	-	-
Common stock, no par value, 250,000 authorized; 116,333 and 115,910 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	559,406	557,238
Accumulated deficit	(387,718)	(334,786)

Total stockholders’ equity	171,688	222,452

Total liabilities and stockholders’ equity	$614,776	$537,333

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenue:
Oil revenue, net	$28,537	$34,884	$97,691	$108,246
Other revenue	135	1,326	215	3,608

Total net revenue	28,672	36,210	97,906	111,854

Operating and administrative expenses:
Lease operating expense	14,332	10,909	38,394	29,182
General and administrative expense	6,951	8,452	24,507	26,759
Geological, geophysical and engineering expense	6,414	571	33,146	8,290
Depreciation, depletion and amortization expense	11,204	8,534	34,358	27,811
Standby costs	1,490	629	4,089	3,450
Other expense	1,510	-	2,266	-

Total operating and administrative expenses	41,901	29,095	136,760	95,492

Operating income (loss)	(13,229)	7,115	(38,854)	16,362

Other income (expense):
Income from investment in Ecuador property, net	203	453	109	359
Interest expense	(2,302)	(5,600)	(12,592)	(14,240)
Loss on extinguishment of debt	-	-	(7,318)	-
Gain (loss) on derivatives	(4,330)	4,622	(2,291)	(1)
Interest income	12	33	22	266
Other income (expense)	(109)	157	(354)	349

Total other expense, net	(6,526)	(335)	(22,424)	(13,267)

Income (loss) before income taxes	(19,755)	6,780	(61,278)	3,095

Income tax expense (benefit)	(2,614)	1,075	(8,346)	5,191

Net income (loss)	$(17,141)	$5,705	$(52,932)	$(2,096)

Basic net income (loss) per share	$(0.15)	$0.05	$(0.46)	$(0.02)
Diluted net income (loss) per share	$(0.15)	$0.05	$(0.46)	$(0.02)

Basic weighted average common shares outstanding	115,694	115,460	115,594	115,327
Diluted weighted average common shares outstanding	115,694	115,547	115,594	115,327

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(52,932)	$(2,096)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,090	3,220
Depreciation, depletion and amortization	34,358	27,811
Amortization of investment in Ecuador property	141	141
Deferred income taxes	(9,571)	5,102
Loss on extinguishment of debt	7,318	-
Amortization of discount and deferred financing fees	7,370	6,169
Unrealized loss on derivatives	1,576	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(58)	4,281
(Increase) decrease in value added tax receivable	(12,573)	8,241
(Increase) decrease in inventory	(650)	805
Increase in other assets	(4,276)	(1,410)
Increase (decrease) in income taxes receivable	445	(2,584)
Decrease in accounts payable	(13,222)	(28,630)
Increase in accrued liabilities	3,744	170
Increase (decrease) in other liabilities	(560)	670
Net cash provided by (used in) operating activities	(36,800)	21,891

Cash flows from investing activities:
Property and equipment additions	(68,082)	(59,332)
Increase in restricted cash	(2,082)	(5,113)
Net cash used in investing activities	(70,164)	(64,445)

Cash flows from financing activities:
Borrowings	176,561	115,000
Repayments of borrowings	(49,828)	(15,801)
Deferred and other loan fees	(2,640)	(5,945)
Proceeds from exercise of stock options, net	-	923
Proceeds from sale of common stock, net	78	(5)
Net cash provided by financing activities	124,171	94,172

Net increase in cash and cash equivalents	17,207	51,618
Cash and cash equivalents at beginning of period	58,172	11,752
Cash and cash equivalents at end of period	$75,379	$63,370

Supplemental cash flow information:
Cash paid for:
Interest	$20,800	$16,322
Income tax	689	2,706
Non — cash items:
Depletion allocated to production inventory	222	437
Depreciation on support equipment capitalized to construction in progress	37	175
Asset retirement obligation capitalized to property and equipment, net of revisions	-	150
Gain on capital lease repayment capitalized to property and equipment	180	-

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

The Company maintains a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”), registered in Peru through its wholly-owned subsidiary BPZ Energy, LLC, a Texas limited liability company, formerly BPZ Energy, Inc., and its subsidiary, BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership.  Currently, the Company, through BPZ E&P, has exclusive rights and license contracts for oil and gas exploration and production covering a total of approximately 2.2 million acres, in four blocks in northwest Peru. The Company’s license contracts cover 100% ownership of the following properties: Block Z-1 (0.6 million acres), Block XIX (0.5 million acres), Block XXII (0.9 million acres) and Block XXIII (0.2 million acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and the Blocks XXII and XXIII contracts were signed in November 2007. Generally, according to the Organic Hydrocarbon Law No. 26221 and the regulations thereunder (the “Organic Hydrocarbon Law” or “Hydrocarbon Law”), the seven-year term for the exploration phase can be extended in each contract by up to an additional three years to a maximum of ten years. However, specific provisions of each license contract can vary the exploration phase of the contract as established by the Hydrocarbon Law. The license contracts require the Company to conduct specified activities in the respective blocks during each exploration period in the exploration phase. If the exploration activities are successful, the Company may decide to enter the exploitation phase and the total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production. In the event a block contains both oil and gas, as is the case in the Company’s Block Z-1, the 40-year term may apply to oil exploration and production as well.

Additionally, through its wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, the Company owns a 10% non-operating net profits interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The agreement covering the property extends through May 2016.

The Company is in the process of developing its Peruvian oil and natural gas resources.  The Company placed the Corvina field into commercial production in November 2010.  During the third quarter of 2012, the Company completed the setting of the new CX-15 platform in the Corvina field to further enhance the production profile coming from this field.  The Company is also in the initial stages of appraising, exploring and developing its potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1.  The Company began producing from the A-14XD well in December 2009 and began selling oil from the A-14XD well under a well testing program during the second quarter of 2010.  The Company has installed all of the equipment necessary for the reinjection of gas and water at the Albacora platform, completed tie-ins and tested the equipment.  The Company received the required environmental permit for gas injection at Albacora on October 29, 2012.  In the meantime, the Company had operated under a permit that allowed it to flare gas from the A-14XD, A-13E and A-9G wells until December 28, 2012.  Additionally, the Company’s activities in Peru include (i) analysis and evaluation of technical data on its properties, (ii) preparation of the development plans for the properties, (iii) meeting requirements under the license contracts, (iv) procuring equipment for an extended drilling campaign, (v) obtaining all necessary environmental, technical and operating permits, (vi) optimizing current production, (vii) conducting seismic surveys, (viii) and obtaining preliminary engineering and design of the power plant and gas processing and delivery facilities.

On April 27, 2012, the Company and Pacific Rubiales Energy Corp. (together with its subsidiaries, collectively “Pacific Rubiales”) executed a Stock Purchase Agreement (“SPA”) under which the Company formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest, including reserves, in Block Z-1 and agreed to fund $185.0 million of the Company’s share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012.  In order to finalize the joint venture, Peruvian governmental approvals are needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract.  Until the required approvals are obtained, Pacific Rubiales has agreed to provide the Company these and other funds as loans to continue to fund the Company’s Block Z-1 capital and exploratory activities.  See Note 18, “Commitments and Contingencies,” for further information related to the Company’s new joint venture.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that requires that an entity disclose information about offsetting and related arrangements to enable users of the Company’s financial statements to understand the effect of those arrangements on the Company’s financial position.  The guidance is effective for annual periods beginning on or after January 1, 2013.  The Company is currently evaluating the provisions of this guidance and assessing the impact, if any, it may have on the Company’s financial position and results of operations.

On August 22, 2012, the Securities and Exchange Commission (“SEC”) adopted rules mandated by the Dodd-Frank Act requiring entities who file reports with the SEC and commercially develop oil, natural gas or liquids (“resource extraction issuers”) to disclose certain payments made to the U.S. government or foreign governments.  The rules provide guidance on the types of payments and information about payments that must be disclosed.  The rules require a resource extraction issuer to disclose the information annually by filing a new form with the SEC (Form SD) no later than 150 days after the end of its fiscal year.  A resource extraction issuer is required to comply with the new rules for fiscal years ending after September 30, 2013.   As a result, in 2014, the Company must provide information about the type and total amount of payments made for each project related to the commercial development of oil, natural gas, or minerals, and the type and total amount of payments made to each government. The Company is currently evaluating the provisions of the new rules to determine their impact on the business.

Note 2 — Value Added Tax Receivable

Value added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 18% effective March 2011 and 19% in previous periods.

Peru currently has an IGV early recovery program for oil and gas companies during the exploration phase. Under this program, IGV paid on the acquisition of certain goods and services used directly in hydrocarbon exploration activities can be recovered prior to a commercial discovery taking place or the initiation of production and revenue billings. Because the Company has oil sales in the Corvina and Albacora fields, it is no longer eligible for the IGV early recovery program.  Accordingly, the Company is recovering its IGV receivable with IGV payables associated with oil sales under the normal IGV recovery process.

Activity related to the Company’s value-added tax receivable for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Value added tax receivable as of the beginning of the period	$24,720	$31,352
IGV accrued related to expenditures during period	40,398	28,780
IGV reduced related to sale of oil during period	(27,825)	(35,412)
Value added tax receivable as of the end of the period	$37,293	$24,720

Note 3 — Inventory

Inventories consist primarily of crude oil, tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market.

The Company maintains crude oil inventories in storage vessels until the inventory quantities are at a sufficient level to make a delivery to the refinery in Talara.  Oil inventory is stated at the lower of average cost or market value. Cost is determined on a weighted average basis based on production costs.

Below is a summary of inventory as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Tubular goods, accessories and spare parts	$14,408	$13,541
Crude oil	3,306	3,300
Inventory	$17,714	$16,841

	September 30, 2012	December 31, 2011
Crude oil (barrels)	41,870	46,105
Crude oil (cost per barrel)	$78.97	$71.57

Note 4 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of prepaid and other current assets as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Prepaid expenses and other	$4,621	$588
Prepaid insurance	1,251	961
Insurance receivable	755	755
Restricted cash	7,961	2,000
Prepaid and other current assets	$14,588	$4,304

Prepaid and other current assets are primarily related to prepayments, for drilling services, equipment rental, material procurement and deposits that are primarily rent deposits related to the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors’ and officers’ insurance policies. The insurance receivable is related to an incident that occurred in the third quarter of 2011 where, while in the process of moving certain equipment from the A platform in Albacora to the CX-11 platform in Corvina using third parties, certain equipment was damaged.  The Company expects to recover the receivable amount from either the third parties or its insurance carrier.  The restricted cash is related in part to the current portion of the $40.0 million secured debt financing (the “$40.0 million secured debt facility”) entered into by the Company in January of 2011 that requires the Company to establish a debt service reserve account of $4.4 million at September 30, 2012.  The restricted cash in 2012 also includes the current portion of the $75.0 million secured debt financing (the “$75.0 million secured debt facility”) entered into by the Company in July of 2011 that requires the Company to establish a $2.5 million debt service reserve account during the first 15-month period.  For further information see Note 8, “Restricted Cash and Performance Bonds.”

Below is a summary of other non-current assets as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Debt issue costs, net	$5,478	$7,527
Other non-current assets	$5,478	$7,527

Other non-current assets consist of direct transaction costs incurred by the Company in connection with its debt raising efforts.  At September 30, 2012 and December 31, 2011, the Company had net debt issue costs of $5.5 million and $7.5 million, respectively.

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

The following table is the amount of debt issue costs amortized into interest expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Amortization of debt issue costs	$784	$896	$2,429	$1,771
	$784	$896	$2,429	$1,771

For further information regarding the Company’s debt, see Note 9, “Debt and Capital Lease Obligations.”

Note 5 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Construction in progress:
Power plant and related equipment	$71,834	$66,903
Platforms and wells	102,949	48,469
Pipelines and processing facilities	27,487	20,089
Other	3,758	2,504
Producing properties (successful efforts method of accounting)	258,357	258,583
Producing equipment	17,143	17,143
Barge and related equipment	78,725	78,710
Office equipment, leasehold improvements and vehicles	10,910	10,824
Accumulated depletion, depreciation and amortization	(156,172)	(121,623)
Property, equipment and construction in progress, net	$414,991	$381,602

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

Exploratory well costs capitalized greater than one year after completion of drilling were $13.0 million as of September 30, 2012, and December 31, 2011.  The exploratory well costs relate to the CX11-16X gas well that was drilled in 2007, which tested sufficient quantities of gas and is currently shut-in until such time as a market is established for selling the gas.  The Company plans to use the gas from the CX11-16X well for its gas-to-power project.  See Note 18, “Commitments and Contingencies” for further information on the gas-to-power project.

During the nine months ended September 30, 2012, the Company incurred capital expenditures of approximately $68.1 million associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

For the nine months ended September 30, 2012, the Company incurred approximately $52.1 million related to costs incurred in the design, fabrication and setting of the CX-15 platform, and incurred $7.0 million for the development of and equipment for permanent production facilities.

The Company also added approximately $4.8 million of costs to the power plant, which primarily consisted of capitalized interest, and incurred approximately $4.2 million related to other capitalized costs.

Due to a change in the Peruvian law that now requires double-hull tank vessels after December 2014, the Company changed the remaining useful life for the Namoku and the Nu’uanu from a remaining useful life of 12 years to 2.5 years.  Beginning in the third quarter of 2012, the change in the remaining useful life increased depreciation expense by approximately $0.6 million per quarter.

The following table is the amount of interest expense and depreciation expense capitalized to construction in progress for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest expense capitalized	$5,307	$2,764	$12,039	$7,196
Depreciation expense capitalized	32	43	37	175

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

Activity related to the Company’s ARO for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
ARO as of the beginning of the period	$1,304	$855
Liabilities incurred during period	-	680
Accretion expense	68	110
Revisions in estimates during period	-	(341)
ARO as of the end of the period	$1,372	$1,304

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

Below is a summary reflecting the Company’s income from the investment in the Ecuador property for the three and nine months ended September 30, 2012 and 2011, respectively, and the investment in the Ecuador property at September 30, 2012 and December 31, 2011, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Distributions received from investment in Ecuador property	$250	$500	$250	$500
Amortization of investment in Ecuador property	(47)	(47)	(141)	(141)
Income from investment in Ecuador property, net	$203	$453	$109	$359

	September 30, 2012	December 31, 2011
	(in thousands)
Investment in Ecuador property, net	$679	$820

Note 8 — Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Performance bonds totaling $5.6 million for properties in Peru	$3,338	$3,338
Insurance bonds for import duties related to a construction vessel	814	814
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	224	563
$75.0 million secured debt facility	2,500	2,500
$40.0 million secured debt facility	4,422	2,000
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$11,948	$9,865

Current portion of restricted cash as of the end of the period	$7,961	$2,000

Long-term portion of restricted cash as of the end of the period	$3,987	$7,865

The $75.0 million secured debt facility entered into by the Company in July of 2011 required the Company to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  After the first 15-month period, the Company is required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date.  The Company expects to make contributions to the debt service reserve account of $0.4 million in the remainder of 2012 and, thereafter, maintain the next quarterly interest and principal payment within the debt service reserve account.

The $40.0 million secured debt facility entered into by the Company in January of 2011 required the Company to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, the Company must maintain a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date.  The Company expects to make no additional contributions to the debt service reserve account for the remainder of 2012 and, thereafter, maintain the next quarterly interest and principal payment within the debt service reserve account.

See Note 4, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information on the current portion of restricted cash.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, credit agreements, legal requirements or rental practices.

  Note 9 — Debt and Capital Lease Obligations

At September 30, 2012 and December 31, 2011, debt and capital lease obligations consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)

$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($19.2) million at September 30, 2012 and ($24.1) million at December 31, 2011	$151,722	$146,781
$75.0 million Secured Debt Facility, 3-month LIBOR plus 9%, due July 2015	35,000	75,000
$40.0 million Secured Debt Facility, 3-month LIBOR plus 8%, due January 2015	36,364	40,000
Pacific Rubiales Loans, non interest bearing	176,561	-
Capital Lease Obligations	3	3,457
	399,650	265,238
Less: Current maturity of long-term debt and capital lease obligations	21,549	16,854
Long-term debt and capital lease obligations, net	$378,101	$248,384

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

The following table is the estimated remaining cash payments including interest payments related to the 2015 Convertible Notes, assuming no conversion (in thousands):

Year
2012	$-
2013	11,111
2014	11,111
2015	176,493
Total estimated remaining cash payments related to the 2015 Convertible Notes	$198,715

The Company evaluated the 2015 Convertible Notes agreement for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of September 30, 2012, the net amount of $151.7 million includes the $170.9 million of principal reduced by $19.2 million of the remaining unamortized discount. The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs. The remaining unamortized discount of $19.2 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At September 30, 2012, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into approximately 28.9 million shares of common stock.  As of September 30, 2012, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of the Company’s common stock at September 30, 2012, $2.86 per share, is less than the conversion price.

For the three and nine months ended September 30, 2012, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.6%.

The following table is the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest expense related to the contractual interest coupon	$2,778	$2,778	$8,333	$8,333
Amortization of debt discount expense	1,690	1,504	4,941	4,398
Amortization of debt issue costs	240	230	713	683
Interest expense related to the 2015 Convertible Notes	$4,708	$4,512	$13,987	$13,414

$75.0 Million Secured Debt Facility

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

The $75.0 million secured debt facility is secured by (i) 51% of BPZ E&P’s Block Z-1 property on the northwest coast of Peru, (ii) 51% of the wellhead oil production of Block Z-1, (iii) 51% of BPZ E&P’s rights, title and interests under the Block Z-1 License Contract, as amended and assigned, with Perupetro S.A. (“Perupetro”), a corporation owned by the Peruvian government empowered to become a party in the contracts for the exploration and/or exploitation of hydrocarbons in order to promote these activities in Peru, (iv) a collection account (including BPZ E&P’s deposits and investments), (v) 51% of BPZ E&P’s right, title and interests under current and future contracts in connection with the sale of crude oil and/or gas produced and sold at Block Z-1, together with related receivables, (vi)  BPZ E&P’s Capital Stock, (vii) a debt service reserve account, and (viii) certain other property that is subject to a lien in favor of Credit Suisse. The Company and its subsidiary, BPZ Energy LLC, also agreed to unconditionally guarantee the remaining portion of the $75.0 million secured debt facility.

The amendment to the $75.0 million secured debt facility extended the maturity of the facility to July 2015, with revised principal repayments due in quarterly installments that range from $2.0 million to $4.5 million commencing in January 2013 and extending through July 2015.  The $75.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 9%.  Interest is due and payable quarterly.

The $75.0 million secured debt facility, as amended, contains covenants that limit the Company’s ability to, among other things, incur additional debt other than the Pacific Rubiales loans, create certain liens, enter into transactions with affiliates, pay dividends on or repurchase stock of the Company or its subsidiaries, sell assets other than to Pacific Rubiales or merge with another entity.  In addition, the Company must complete certain projects in the Corvina and Albacora offshore fields in Block Z-1 by certain scheduled dates.  The $75.0 million secured debt facility, as amended also contains customary financial covenants, including (i) a maximum consolidated leverage ratio, (2) minimum consolidated interest coverage ratio, (iii) a maximum capitalization ratio, (iv) a minimum oil production quota per quarter, (v) a minimum debt service coverage ratio, (vi) a minimum proved developed producing reserves coverage ratio, (vii) a maximum indebtedness, and (viii) a minimum liquidity ratio.  For the quarter ending September 30, 2012 the Company obtained a waiver from Credit Suisse relating to the Company’s minimum oil production.  The Company was in compliance with the remaining financial covenants at September 30, 2012.

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

The following table is the estimated remaining cash payments related to the $75.0 million secured debt facility, as amended and excluding potential payments for the Performance Based Arranger Fee but including interest payments (in thousands):

Year
2012	$871
2013	12,648
2014	14,128
2015	14,172
Total estimated remaining cash payments related to the $75.0 million secured debt facility	$41,819

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

The $40.0 million secured debt facility is secured, in part, by three LM6000 gas-fired packaged power units (approximately $72.0 million) that were purchased by the Company from GE through its power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. The $40.0 million secured debt financing is also secured by certain other equipment and property pledged in favor of Credit Suisse and Credit Suisse International. The Company and its subsidiary, BPZ E&P, also agreed to unconditionally guarantee the $40.0 million secured debt facility on an unsecured basis.

The $40.0 million secured debt facility requires the Company to establish and maintain a debt service reserve account during the term of the facility. For further information regarding the debt service reserve account and its requirements, see Note 8, “Restricted Cash and Performance Bonds.”

The amendment to the $40.0 million secured debt facility extended the maturity of the facility to January 2015, with revised principal repayments due in quarterly installments of $3.6 million commencing in July 2012 and extending through January 2015.  The $40.0 million secured debt facility has a revised annual interest rate of the three month LIBOR rate plus 8%.  Interest is due and payable quarterly.

The amended $40.0 million secured debt facility subjects the Company to various financial covenants calculated as of the last day of each quarter, including a maximum leverage ratio, a minimum consolidated interest coverage ratio, a maximum consolidated capitalization ratio and minimum oil production quota per quarter.  For the quarter ending September 30, 2012, the Company obtained a waiver from Credit Suisse relating to the Company’s minimum oil production.  The Company was in compliance with the remaining financial covenants at September 30, 2012.

The $40.0 million secured debt facility provides for events of default customary for facilities of this type, the occurrence and continuation of which could result in the acceleration of amounts due under the facility. In addition, the $40.0 million secured debt facility provides for a mandatory repayment of the loans if the Company secures financing for its gas-to-power project.

The following table is the estimated remaining cash payments related to the $40.0 million secured debt facility, as amended and excluding potential payments for the Performance Based Arranger Fee but including interest payments (in thousands):

Year
2012	$4,405
2013	16,851
2014	15,622
2015	3,713
Total estimated remaining cash payments related to the $40.0 million secured debt facility	$40,591

Pacific Rubiales Loans

On April 27, 2012, the Company and Pacific Rubiales executed a SPA where the Company formed an unincorporated joint venture with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of the Company’s share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012 (together, the “Pacific Rubiales Loans”).

In order to finalize the joint venture, Peruvian governmental approvals are needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract.  Until the required approvals are obtained, Pacific Rubiales has agreed to provide the Company certain loans to continue to fund the Company’s Block Z-1 capital and exploratory activities.  Except in the event of a termination of the joint venture, the loans will not accrue interest.  During the period from April 27, 2012 through September 30, 2012, the Company obtained an initial loan of $65.0 million and additional loans of $111.6 million for capital and exploratory activities.

The Pacific Rubiales Loans are secured by (i) 49% of BPZ E&P’s Block Z-1 property on the northwest coast of Peru, (ii) 49% of the wellhead oil production of Block Z-1, (iii) 49% of BPZ E&P’s rights, title and interests under the Block Z-1 License Contract, as amended and restated, with Perupetro, (iv) 49% of BPZ E&P’s right, title and interests under current and future contracts in connection with the sale of crude oil and/or gas produced and sold at Block Z-1, together with related receivables  and (v) certain other property that is subject to a lien in favor of Pacific Rubiales.

At closing, after the proper approvals are obtained, the Company expects Pacific Rubiales to exchange these loans along with an additional $85.0 million, plus any other amounts due to the Company or from the Company under the SPA, for the interests and assets obtained from the Company under the SPA and under the Block Z-1 License Contract.  If the SPA terminates and certain provisions regarding fault of the parties do not apply, the $65.0 million paid and any amounts advanced to the Company for capital and exploratory expenditures will be converted into an interest bearing loan, accruing interest after the termination date at the rate of three month LIBOR plus 9%.  The Company shall be obligated to repay such amounts together with a termination value, calculated pursuant to the SPA, to Pacific Rubiales in accordance with the repayment schedule as specified in the SPA.  While the loans to Credit Suisse are outstanding, principal payments for the Pacific Rubiales Loans are $4.0 million per quarter until the loans are repaid.  After the loans with Credit Suisse are repaid, quarterly principal payments for the Pacific Rubiales Loans are approximately $10 million until the loans are repaid.

Capital Leases

The Company is party to several capital lease agreements, as more fully described in its Form 10-K for the year ended December 31, 2011.  The Company generally entered into capital lease agreements in order to secure marine vessels to support its operations in Peru and to obtain furniture and fixtures for its offices located in Houston and Peru. The current balance of capital leases are for furniture and fixtures whose payment obligations will be fulfilled in the fourth quarter of 2012.

Interest Expense

The following table is a summary of interest expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest expense	$7,609	$8,364	$24,631	$21,436
Capitalized interest expense	(5,307)	(2,764)	(12,039)	(7,196)
Interest expense, net	$2,302	$5,600	$12,592	$14,240

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

Derivative Financial Instruments Not Designated as Hedging Instruments
Amount of (Gain) Loss on Derivative Instruments Recognized in Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Realized derivative (gain) loss	$715	$-	$715	$-
Unrealized derivative (gain) loss	3,615	(4,622)	1,576	1
Total (gain) loss on derivative financial instruments	$4,330	$(4,622)	$2,291	$1

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)

Net income (loss)	$(17,141)	$5,705	$(52,932)	$(2,096)

Shares:
Basic weighted average common shares outstanding	115,694	115,460	115,594	115,327

Incremental shares from assumed conversion of dilutive share based awards	-	87	-	-

Diluted weighted average common shares outstanding	115,694	115,547	115,594	115,327
Excluded share based awards (1)	6,113	5,437	6,113	5,524
Excluded convertible debt shares (1)	28,890	28,890	28,890	28,890

Basic net income (loss) per share	$(0.15)	$0.05	$(0.46)	$(0.02)
Diluted net income (loss) per share	$(0.15)	$0.05	$(0.46)	$(0.02)

(1) Inclusion of the shares for these awards would have had an antidilutive effect.

Stock Option and Restricted Stock Plans

The Company has in effect the 2007 Long-Term Incentive Compensation Plan, as amended in 2010 to increase the number of shares available (the “2007 LTIP”), and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and the Directors’ Plan provide for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants, and employees of certain of the Company’s affiliates, as well as non-employee directors. The number of shares authorized under the amended 2007 LTIP and Directors’ Plan is 8.0 million and 2.5 million, respectively. As of September 30, 2012, approximately 2.8 million shares remain available for future grants under the 2007 LTIP and 0.7 million shares remain available for future grants under the Directors’ Plan.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation,” for the three and nine months ended September 30, 2012 and 2011, respectively, and are generally included in “general and administrative expense” in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Employee stock—based compensation costs	$532	$542	$1,669	$2,194
Director stock—based compensation costs	133	314	398	1,026
Employee stock purchase plan costs	5	-	23	-
	$670	$856	$2,090	$3,220

Restricted Stock Awards and Performance Shares

On April 1, 2012, the Company’s Board of Directors awarded 293,112 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP.  The restricted stock awards generally vest on the second anniversary of the grant date. For the nine months ended September 30, 2012, the weighted average grant date fair value per share of the restricted stock granted was $4.00.

On April 1, 2012, the Company awarded its non-employee directors a total of 109,125 shares of restricted stock under the Directors’ Plan.  The restricted stock awards generally vest on the second anniversary of the grant date. For the nine months ended September 30, 2012, the weighted average grant date fair value per share of the restricted stock granted was $4.00.

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

For the nine months ended September 30, 2012, the weighted average exercise price per share of the option awards granted was $4.00 and the weighted average fair value per share of the option awards granted was $2.50.

Employee Stock Purchase Plan

The employee stock purchase plan, which was approved by the shareholders on June 24, 2011, provides eligible employees the opportunity to acquire shares of BPZ Resources, Inc. common stock at a discount through payroll deductions. Employees are allowed to purchase up to 2,500 shares in any one offering period (not longer than twenty-seven months), within IRS limitations and plan rules.  The offering period means each period of time which common stock is offered to participants. Unless otherwise determined by the compensation committee, a new offering period shall commence on the first day of each calendar quarter.  Generally, the purchase price for stock acquired under the plan is the lower of 85% (subject to compensation committee adjustment) of the fair market value of the common stock on the grant date or the fair market value of the common stock on the investment date. Under this plan, 2,000,000 common shares were reserved for issuance and purchase by eligible employees.  Activity under this plan began in the first quarter of 2012.  On April 3, 2012, 17,309 shares were issued to employees at a price of $2.74 per share.  On July 3, 2012, 14,244 shares were issued to employees at a price of $2.15 per share.  At September 30, 2012, 1,968,447 shares were available for issuance.  On October 2, 2012, 8,458 shares were issued to employees at a price of $2.17 per share.

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
		(in thousands)
September 30, 2012
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$3,623	$-
	Noncurrent Liabilities	-	-	-
		$-	$3,623	$-

December 31, 2011
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$1,096	$-
	Noncurrent Liabilities	-	950	-
		$-	$2,046	$-

Additional Fair Value Disclosures

Debt with Variable Interest Rates

The fair value of the Company’s $75.0 million secured debt facility, $40.0 million secured debt facility and Pacific Rubiales Loans in the event of a termination of the joint venture, at September 30, 2012, approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates, and because the interest rates charged are at rates at which the Company could borrow under similar terms.  The floating rate debt is considered to be a Level 2 measurement on the fair value hierarchy.

Debt with Fixed Interest Rates

The fair value information regarding the Company’s fixed rate debt at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value (2)	Carrying Amount	Fair Value (2)
	(in thousands)		(in thousands)
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($19.2) million at September 30, 2012 and ($24.1) million at December 31, 2011 (1)	$151,722	$134,968	$146,781	$140,460

(1)	Excludes obligations under capital lease arrangements and variable rate debt.

(2)
The Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $135.0 million and $140.5 million at September 30, 2012 and December 31, 2011, respectively, based on observed market prices for the same or similar types of debt issues.  The fair value of the $170.9 million 2015 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

Note 13— Oil Revenue

At September 30, 2012, the Company had developed nine wells in the Corvina field and four wells in the Albacora field.  Of these wells, seven wells were producing oil, four wells were producing oil intermittently, one well was being used for gas injection and the remaining well was being used for water reinjection.

The oil is delivered by vessel to the refinery owned by the Peruvian national oil company, Petroleos del Peru - PETROPERU S.A. (“Petroperu”), in Talara, located approximately 70 miles south of the platform.  Produced oil is kept in production inventory until inventory quantities are at a sufficient level to make a delivery to the refinery in Talara.  Although all of the Company’s oil sales are to Petroperu, it believes that the loss of Petroperu as its sole customer would not materially impact the Company’s business because it could readily find other purchasers for the Company’s oil production both in Peru and internationally.

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

The following table is the amount of royalty costs of approximately 5% of gross revenues for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Royalty costs	$1,520	$1,860	$5,346	$5,791
	$1,520	$1,860	$5,346	$5,791

Note 14— Other Expense

For the three and nine months ended September 30, 2012, the Company reported $1.5 million and $2.3 million, respectively, of abandonment charges in the Consolidated Statements of Operations as “Other expense.”  The Company accrued $2.3 million of abandonment costs related to a platform in the Piedra Redonda field in Block Z-1, as it is obligated to ensure the offshore platform does not cause a threat to navigation in the area or marine wildlife. The $2.3 million charge is in addition to the Piedra Redonda platform abandonment costs previously recorded in the third quarter of 2010.  There were no similar expenses incurred by the Company in 2011.

Note 15 — Standby Costs

For the three months ended September 30, 2012, standby costs increased $0.9 million to $1.5 million from $0.6 million for the same period in 2011.  During the three months ended September 30, 2012 the Company had; (1) three rigs either partially or fully on standby in September and (2) one rig on standby in July and August.  During the three months ended September 30, 2011, the Company had one rig on standby for approximately two months.

For the nine months ended September 30, 2012, standby costs increased $0.7 million to $4.1 million from $3.4 million for the same period in 2011.  For the nine months ended September 30, 2012 the Company had; (1) one rig on standby for eight months and (2) three rigs either partially or fully on standby in September.  During the nine months ended September 30, 2011, the Company had one rig on standby for approximately six months.

During 2011, the Company had the Petrex-09 rig on standby for six of the nine months for the period ending September 30, 2011.  For the three months ending July 2011, the Petrex-09 rig was used in workover operations.  This rig was returned to Petrex in January 2012.

During 2012, the Company had the Petrex-18 rig, which was previously leased to another operator in 2011, on standby for the nine month period ending September 30, 2012.  The Company’s contract on this rig expires in November 2013. In September 2012, the Company had on standby, for part of the month, the Petrex-28 rig, which the Company expects to use in drilling operations on the new CX-15 platform, once drilling permits are received. Additionally in September 2012, the Company had a workover rig, the Petrex-10, on standby for part of the month to allow for seismic acquisition activities where the workover rig was operating.

Note 16 — Income Tax

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three and nine months ended September 30, 2012 and September 30, 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Income (loss) before income taxes:
United States	$(4,920)	$2,287	$(13,265)	$(10,832)
Foreign	(14,835)	4,493	(48,013)	13,927
	$(19,755)	$6,780	$(61,278)	$3,095

Income tax expense (benefit):
United States	$396	$290	$1,375	$1,688
Foreign	(3,010)	785	(9,721)	3,503
	$(2,614)	$1,075	$(8,346)	$5,191

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

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations.  The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended September 30, 2012 or 2011, respectively.  The Company did not have any uncertain tax positions generated from unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of September 30, 2012 or December 31, 2011.

Note 17 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three and nine months ended September 30, 2012 and 2011, respectively. Accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, the Peruvian national oil company, Petroleos del Peru – PETROPERU S.A. (“Petroperu”).  The majority of the Company’s long-lived assets are located in Peru. Management does not consider its investment in Ecuador as a separate business segment.

Note 18 — Commitments and Contingencies

Extended Well Testing Program

The Company began producing oil under well-testing permits from the Albacora field in December 2009.  During the first half of 2012, the Peruvian Ministry of Energy and Mines (“MEM”) granted an extension of the gas flaring permit for the Company's Albacora field operations through December 28, 2012, allowing oil production testing to continue.  The Company received the required environmental permit for gas injection on October 29, 2012.  In addition, the Company’s request was granted by the General Directorate of Hydrocarbons (“DGH”) to permit testing on the A-12F well to allow a determination to be made whether to use this well as either a gas injector or oil producer.

With respect to any additional Extended Well Test (“EWT”) and gas flaring permits that are requested, the Company can give no assurance that the DGH or the Ministry of Energy and Mines will grant approval of any current or future permits requested by the Company.

Environmental Permit for the CX-15 Platform at the Corvina Field

In September 2012, the Company’s new CX-15 platform was anchored at the West Corvina field location, one mile south of the existing CX-11 platform.  The Company is waiting to receive the necessary environmental permit required to conduct drilling operations from the CX-15 platform from the Peruvian authorities before the Petrex-28 drilling rig is mobilized to the CX-15 platform.

With respect to any environmental permits, the Company can give no assurance that the Peruvian authorities will grant approval of any current or future environmental permits requested by the Company or approve any such permit within its estimated schedule.

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 give employees working in private companies engaged in activities generating income as defined by the Income Tax Law, the right to share in the company’s profits.  According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the rate at 8%.  However, in Peru, the Hydrocarbon Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities.  Hydrocarbons are included under “Companies Performing Other Activities,” thus Oil and Gas Companies pay profit sharing at a rate of 5%.  The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues.  The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income (loss) before income taxes as reported under GAAP.  For the three and nine months ended September 30, 2012 and September 30, 2011, respectively, profit sharing expense was not material to the Company as the Company’s Peruvian subsidiaries did not have a material amount of “income subject to taxation” per the Peruvian tax code as a result of the Company declaring commercial production in the Corvina field in 2010, which allowed certain exploration and development costs to be deductible in 2012 and 2011 that were not deductible in previous years.  The Company is subject to profit sharing expense in any year its Peruvian subsidiaries are profitable according to the Peruvian tax laws.

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

The Company currently estimates the gas-to-power project will cost approximately $153.5 million, excluding capitalized interest, working capital and 18% value-added tax which will be recovered via future revenue billings.  The $153.5 million includes $133.5 million for the estimated cost of the power plant and $20.0 million for the estimated cost of the construction of the natural gas pipeline.  While the Company has held initial discussions with several potential joint venture partners for the gas-to-power project, in an attempt to secure additional financing and other resources for the project, the Company has not entered into any definitive agreements with a potential partner.  In the event the Company is able to identify and reach an agreement with a potential joint venture partner, it may only retain a minority position in the project.  However, the Company, along with its Block Z-1 partner, Pacific Rubiales, expects to retain the responsibility for the construction of the pipeline as well as retain ownership of the pipeline.  The Company has obtained certain permits and is in the process of obtaining additional permits to move the project forward.  The Company is currently reviewing the opportunity that this project presents with our new Block Z-1 partner.

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

Block Z-1 Transaction

On April 27, 2012, the Company and Pacific Rubiales executed a SPA under which the Company formed an unincorporated joint venture with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest, including reserves, in Block Z-1 and agreed to fund $185.0 million of the Company’s share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012.

In order to finalize the joint venture, Peruvian governmental approvals are needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract. Until the required approvals are obtained, Pacific Rubiales has agreed to provide the Company financing in the form of loans to continue to fund the Company’s Block Z-1 capital and exploratory activities.  Except in the event of a termination of the joint venture, the loans will not accrue interest.  During the period from April 27, 2012 through September 30, 2012, the Company obtained an initial loan of $65.0 million and additional loans of $111.6 million for capital and exploratory activities.  For further information regarding the Company’s debt, see Note 9, “Debt and Capital Lease Obligations.”

At closing, after the Peruvian governmental approvals are obtained, the Company expects Pacific Rubiales to exchange these loans along with an additional $85.0 million, plus any other amounts due to the Company or from the Company under the SPA, for the interests and assets obtained from the Company under the SPA and under the Block Z-1 License Contract.  If, among certain other events, the Peruvian government does not approve Pacific Rubiales to become a party to the license contract, the SPA will terminate.  If the SPA terminates and certain provisions regarding fault of the parties do not apply, the $65.0 million paid and any amounts advanced to the Company for capital and exploratory expenditures will be converted into an interest bearing loan, accruing interest after the termination date at the rate of three month LIBOR plus 9%.  The Company shall be obligated to repay such amounts together with a termination value, calculated pursuant to the SPA, to Pacific Rubiales in accordance with the repayment schedule as specified in the SPA.  At closing, operating revenues and expenses will also be allocated to each partner’s respective participating interest.

In addition to the SPA, the Company, through its subsidiaries, entered into a related Joint Operating Agreement (“JOA”) and various other agreements which define the parties’ respective rights and obligations with respect to their operations under the license contract, pending necessary Peruvian government approvals.  These other agreements will be ratified by the parties at a closing to occur after receipt of the necessary approvals.  The JOA governs other legal, technical, and operational rights and obligations of the parties with respect to the joint operations of Block Z-1.   Under terms of the JOA, BPZ E&P will be the operator of the Block Z-1 License Contract and will retain a 51% participating interest, while Pacific Rubiales assumes a 49% participating interest. After closing, Pacific Rubiales will manage the technical and operational duties in Block Z-1 under a services contract with BPZ E&P.  BPZ E&P will carry out administrative, regulatory, government and community related duties. The JOA will continue for the term of the license contract and thereafter until all decommissioning obligations under the license contract have been satisfied.

Note 19 — Legal Proceeding

Navy Tanker Litigation

On October 24, 2007, Tecnomarine SAC, a contractor to BPZ E&P, entered into two short-term agreements with the Peruvian Navy’s commercial branch to charter two small tankers for use in the Company’s offshore oil production operation.  On January 30, 2008, one of the tankers, the Supe, sank after catching fire. Neither of the Peruvian governmental agencies charged with investigating the incident found fault with Tecnomarine SAC or the Company’s subsidiary, BPZ E&P.  A lawsuit was nonetheless filed on December 18, 2008 in the 152nd Judicial District Court of Harris County, Texas by two crewmembers and the family and estate of two deceased sailors injured in the incident, claiming negligence and gross negligence on the part of BPZ Resources, Inc. and BPZ Energy, Inc. (now known as BPZ Energy LLC), parent entities of BPZ E&P, that were not parties to the charter agreement and were not involved in the operations.

On May 8, 2012, the 152nd Judicial District Court of Harris County, Texas dismissed Plaintiffs’ lawsuit against BPZ Resources, Inc. and BPZ Energy, Inc., granting defendants’ motion to dismiss on the basis of forum non conveniens.  The order is conditioned upon the Peruvian Courts accepting jurisdiction over the matter.

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

Note 20 — Subsequent Events

On October 5, 2012, BPZ Resources, Inc. and its subsidiaries BPZ Energy LLC, BPZ E&P, Empresa Eléctrica Nueva Esperanza S.R.L., Soluciones Energéticas S.R.L., and BPZ Norte Oil S.R.L., obtained waivers dated September 28, 2012, to the $75 million Credit Agreement dated July 6, 2011 and the $40 million Credit Agreement dated January 27, 2011 with Credit Suisse AG, Cayman Islands Branch.  Credit Suisse provided waivers with respect to certain provisions of the $75 million Credit Agreement and the $40 million Credit Agreement in respect of the Borrower's minimum crude oil barrel production for the fiscal quarter ended September 30, 2012.

On October 29, 2012 the Company received the environmental permit from the MEM allowing the Company to commission and place in operation the compressor that will compress and reinject associated gas produced as a result of oil production from Albacora field.

On November 8, 2012, the Company received an environmental permit from the MEM allowing the Company to begin the drilling and subsequent operation of all production and injection facilities on the new CX-15 platform at the Corvina field.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion contained in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”  Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K as updated in Part I, Item 3., of this Quarterly Report on Form 10-Q for the period ended September 30, 2012 and Item 1A.,“Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in Part II, Item 1A, of the Quarterly Report on Form 10-Q for the period ended March 31, 2012.

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

We maintain a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”),  registered in Peru through our subsidiary BPZ Energy, LLC, a Texas limited liability company,  and our wholly-owned subsidiary BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership.  Currently, we, through BPZ E&P, have exclusive rights and license contracts for oil and gas exploration and production covering a total of approximately 2.2 million acres in four blocks in northwest Peru. Our license contracts cover 100% ownership of the following properties: Block Z-1 (0.6 million acres), Block XIX (0.5 million acres), Block XXII (0.9 million acres) and Block XXIII (0.2 million acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and the Blocks XXII and XXIII contracts were signed in November 2007.  Generally, according to the Organic Hydrocarbon Law No. 26221 and the regulations thereunder (the “Organic Hydrocarbon Law” or “Hydrocarbon Law”), the seven-year term for the exploration phase can be extended in each contract by an additional three years up to a maximum of ten years. However, specific provisions of each license contract can vary the exploration phase of the contract as established by the Hydrocarbon Law.  The license contracts require us to conduct specified activities in the respective blocks during each exploration period in the exploration phase. If the exploration activities are successful, we may decide to enter the exploitation phase and our total contract term can extend up to 30 years for oil exploration and production and up to 40 years for gas exploration and production.  In the event a block contains both oil and gas, as is the case in our Block Z-1, the 40-year term may apply to oil exploration and production as well.

Additionally, through our wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we own a 10% non-operating net profits interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The agreement covering the property extends through May 2016.

On April 27, 2012, we and Pacific Rubiales Energy Corp. (together with its subsidiaries, collectively “Pacific Rubiales”) executed a Stock Purchase Agreement (“SPA”) under which we formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest, including reserves, in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012.   In order to finalize the joint venture, Peruvian governmental approvals are needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract.  Until the required approvals are obtained, Pacific Rubiales has agreed to provide us these and other funds as loans to continue to fund our Block Z-1 capital and exploratory activities.  See Block Z-1 Transaction below for additional details on the joint venture.

 We are in the process of developing our Peruvian oil and natural gas resources.  We placed the Corvina field into commercial production in November 2010.  During the third quarter of 2012, we completed the setting of the new CX-15 platform in the Corvina field to continue the development of the Corvina field.  We are also in the initial stages of exploring, appraising and developing our potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1.  We began producing from the A-14XD well in December 2009 and began selling oil from the A-14XD well under a well testing program during the second quarter of 2010.  We have installed all of the equipment necessary for the reinjection of gas and water at the Albacora platform, completed tie-ins and tested the equipment.  We received the required environmental permit for gas injection in Albacora on October 29, 2012.  In the meantime, we operated with a permit that allowed us to flare gas from the A-14XD, A-13E and A-9G wells through December 28, 2012.  From the time we began producing from the CX-11 platform in the Corvina field in November 2007 and the Albacora field in December 2009, through September 30, 2012, we have produced approximately 5.7 MMBbls of oil.

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

Our current activities and related planning are focused on the following objectives:

•	Optimizing oil production in the Corvina field in Block Z-1;

•	Setting of the new drilling and production platform (the CX-15) in September 2012 to continue development in the Corvina field;

•	Planning an offshore drilling campaign for the new CX-15 platform;

•	Completing a three dimensional (“3-D”) seismic survey in Block Z-1 to assess the viability of further exploration and development activity within the block;

•	Continuing acquisition of seismic data onshore to better understand the characteristic and potential of these properties;

•	Continuing processing and interpretation of seismic data both onshore and offshore to better understand the characteristic and potential of our properties;

•	Commissioning permanent production and injection facilities on the Albacora platform for gas and water injection;

•	Planning and permitting an on-shore drilling campaign to explore and appraise our properties and meet our applicable license requirements;

•	Identifying potential partners for our other operations; and

•	Continuing business development efforts for our gas-to-power project to monetize our natural gas resources, which we have identified in Corvina, but for which no market has yet been secured and related financing has yet to be obtained.

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

In the near term, management is focused on preparatory work for commencing drilling operations from the new platform, the CX-15, as well as obtaining related permits to allow continued development of the Corvina field, conducting a 3-D seismic survey in Block Z-1 to optimize our future activities in that location, and maximizing the value of the acreage we hold for exploration.  To help achieve this last objective, we have hired a financial advisor, Credit Suisse Securities (USA) LLC, to assist us in pursuing joint venture partnerships and/or farm-outs for some or all of our assets and to assist in identifying and evaluating options for financing our operations in northwest Peru.

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

In addition, our business plan includes a gas-to-power project as part of our overall gas marketing strategy, which entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple cycle electric generating plant. The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 420 MW of power. We currently plan to wholly- or partially-own this power generation facility. The gas-to-power project is planned to generate a revenue stream by creating a market for the non-associated gas discovered in our Corvina field that is currently shut-in.  This project has not yet been financed and we continue to consider the best alternatives for the project. Meanwhile, we have obtained certain permits and are in the process of obtaining additional permits to move the project forward.

Extended Well Testing Program

We began producing oil under well-testing permits from the Albacora field in December 2009.  During the first half of 2012, the Peruvian Ministry of Energy and Mines (“MEM”) granted an extension of the gas flaring permit for the our Albacora field operations through December 28, 2012, allowing oil production testing to continue.  We received the required environmental permit for gas injection on October 29, 2012.  In addition, our request was granted by the General Directorate of Hydrocarbons (“DGH”) to permit testing on the A-12F well to allow a determination to be made whether to use this well as either a gas injector or oil producer.

With respect to any additional Extended Well Test (“EWT”) and gas flaring permits that are requested, we can give no assurance that the DGH or the Peruvian Ministry of Energy and Mines will grant approval of any current or future permits requested by us.

Environmental Permit for the CX-15 Platform at the Corvina Field

In September 2012, our new CX-15 platform was anchored at the West Corvina field location, one mile south of the existing CX-11 platform.  We are waiting to receive the necessary environmental permit required to conduct drilling operations from the CX-15 platform from the Peruvian authorities before the Petrex-28 drilling rig is mobilized to the CX-15 platform.

On November 8, 2012, we received an environmental permit from the MEM allowing us to begin the drilling and subsequent operation of all production and injection facilities on the new CX-15 platform at the Corvina field.

With respect to any environmental permits, we can give no assurance that the Peruvian authorities will grant approval of any current or future environmental permits requested by us or approve any such permit within its estimated schedule.

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

Seismic Data Acquisition

Seismic acquisition activity is more than 80% complete in Block Z-1.  A second seismic boat has been contracted to acquire the remaining areas where the CGGVeritas Vantage vessel was unable to safely navigate.  Processing the seismic data acquired to date is underway by Fugro Seismic Services.  Processing the 3-D seismic began in the last week of June 2012.  The 3-D seismic acquisition on the remaining areas of Block Z-1 commenced in September 2012, with completion expected in the fourth quarter of 2012.  The 3-D seismic over the Corvina CX-15 development area has been acquired and will be expedited for processing by CGG Veritas under a separate contract.

Block Z-1

Block Z-1 Transaction

On April 27, 2012, we and Pacific Rubiales executed a SPA under which we formed an unincorporated joint venture with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest, including reserves, in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012.

In order to finalize the joint venture, Peruvian governmental approvals are needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract. Until the required approvals are obtained, Pacific Rubiales has agreed to provide us financing in the form of loans to continue to fund our Block Z-1 capital and exploratory activities.  Except in the event of a termination, the loans will not accrue interest.  During the period from April 27, 2012 through September 30, 2012, we obtained an initial loan of $65.0 million and additional loans of $111.6 million for capital and exploratory activities.  For further information regarding our debt, see Note 9, “Debt and Capital Lease Obligations.”

At closing, after the Peruvian governmental approvals are obtained, we expect Pacific Rubiales to exchange these loans along with an additional $85.0 million, plus any other amounts due to us or from us under the SPA, for the interests and assets obtained from us under the SPA and under the Block Z-1 License Contract.  If, among certain other events, the Peruvian government does not approve Pacific Rubiales to become a party to the license contract, the SPA will terminate.  If the SPA terminates and certain provisions regarding fault of the parties do not apply, the $65.0 million paid and any amounts advanced to us for capital and exploratory expenditures will be converted into an interest bearing loan, accruing interest after the termination date at the rate of three month LIBOR plus 9%.  We shall be obligated to repay such amounts together with a termination value, calculated pursuant to the SPA, to Pacific Rubiales in accordance with the repayment schedule as specified in the SPA.  At closing, operating revenues and expenses will also be allocated to each partner’s respective participating interest.

In addition to the SPA, we, through our subsidiaries, entered into a related Joint Operating Agreement (“JOA”) and various other agreements which define the parties’ respective rights and obligations with respect to their operations under the license contract, pending necessary Peruvian government approvals.  These other agreements will be ratified by the parties at a closing to occur after receipt of necessary approvals.  The JOA governs other legal, technical, and operational rights and obligations of the parties with respect to the joint operations of Block Z-1.   Under terms of the JOA, BPZ E&P will be the operator of the Block Z-1 License Contract and will retain a 51% participating interest, while Pacific Rubiales assumes a 49% participating interest. After closing, Pacific Rubiales will manage the technical and operational duties in Block Z-1 under a services contract with BPZ E&P.  BPZ E&P will carry out administrative, regulatory, government and community related duties. The JOA will continue for the term of the license contract and thereafter until all decommissioning obligations under the license contract have been satisfied.

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

Since the initiation in late 2011, the Corvina gas cap reinjection program has shown positive results.  This gas cap reinjection program has been combined with ongoing artificial lift measures at both fields to optimize our oil production.  Corvina's CX-11 platform will undergo a new six-well workover program at an estimated cost of $12 million to optimize production. The workover program, among other objectives, is intended to correct a mechanical problem in one of the two active CX-11 gas reinjection wells that is affecting the performance of two oil producing wells. This mechanical problem started in early July 2012, and had reduced the field's production to approximately 2,000 bopd. This workover program began in August 2012 and the work on the CX11-19D well was successful in decreasing gas production and allowing improved oil production rates.  At September 30, 2012, Corvina oil production was approximately 2,400 bopd.  The Petrex-10 workover rig was working on the CX11-15D well at September 30, 2012.

Fabrication of the new CX-15 platform was completed in the Wison Nantong yard in China. The CX-15 platform has 24 drilling slots and comes with all of the required production and reinjection equipment. The platform and additional ancillary equipment was shipped to Peru for installation at Corvina.  The CX-15 platform was anchored in the Corvina field in the second half of September 2012. The environmental permit is expected to be obtained prior to mobilizing the contracted Petrex-28 drilling rig onto the CX-15 platform, with commencement of the new drilling campaign now scheduled for December 2012.

Further, we are working on installing a Lease Automatic Custody Transfer (“LACT”) unit at the Corvina field to meet the agreed date to comply with applicable regulations.  We expect to install the LACT unit in early 2013.

Albacora Field

The Albacora field is located in the northern part of our offshore Block Z-1 in northwest Peru.  The current area of interest within the Albacora field is located in water depths of less than 200 feet. We have been producing oil from the Albacora field since December 2009.  Exploratory drilling at the Albacora field was suspended following the results of the A-17 well in 2010, and returning to development is contingent upon the results of the 3-D seismic survey in the Z-1 block.

Installation of the Albacora gas and water reinjection equipment was completed and the equipment was ready for reinjection start up early in the first quarter of 2012.  Subsequent to the end of the quarter, the environmental permit was granted to place in operation the compressor that will compress and reinject associated gas.

Block XIX

We have received approval from Perupetro S.A. (“Perupetro”), a corporation owned by the Peruvian government empowered to become a party in the contracts for the exploration and/or exploitation of hydrocarbons in order to promote these activities in Peru, to conduct a limited 3-D seismic survey as part of our minimum work commitment for the fourth exploration period to further evaluate future drilling locations.  An environmental assessment is currently being prepared to obtain an environmental permit for the additional seismic work.

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

We currently estimate the gas-to-power project will cost approximately $153.5 million, excluding capitalized interest, working capital and 18% value-added tax which will be recovered via future revenue billings.  The $153.5 million includes $133.5 million for the estimated cost of the power plant and $20.0 million for the natural gas pipeline.  While we have held initial discussions with several potential joint venture partners for the gas-to-power project in an attempt to secure additional financing and other resources for the project, we have not entered into any definitive agreements with a potential partner.  In the event we are able to identify and reach an agreement with a potential joint venture partner, we may only retain a minority position in the project.  However, we, along with our Block Z-1 partner, expect to retain the responsibility for the construction and ownership of the pipeline.  We have obtained certain permits and are in the process of obtaining additional permits to move the project forward.  We are currently reviewing the opportunity that this project presents with our new Block Z-1 partner.

Results of Operations

The following table sets forth revenues and operating expenses for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
	(in thousands except per bbl information)			(in thousands except per bbl information)
Net sales volume:
Oil (MBbls)	285	338	(53)	942	1,069	(127)

Net revenue:
Oil revenue, net	$28,537	$34,884	$(6,347)	$97,691	$108,246	$(10,555)
Other revenue	135	1,326	(1,191)	215	3,608	(3,393)
Total net revenue	28,672	36,210	(7,538)	97,906	111,854	(13,948)

Average sales price (approximately):
Oil (per Bbl)	$100.25	$103.06	$(2.81)	$103.67	$101.25	$2.42

Operating and administrative expenses:
Lease operating expense	14,332	10,909	3,423	38,394	29,182	9,212
General and administrative expense	6,951	8,452	(1,501)	24,507	26,759	(2,252)
Geological, geophysical and engineering expense	6,414	571	5,843	33,146	8,290	24,856
Depreciation, depletion and amortization expense	11,204	8,534	2,670	34,358	27,811	6,547
Standby costs	1,490	629	861	4,089	3,450	639
Other expense	1,510	-	1,510	2,266	-	2,266
Total operating and administrative expenses	$41,901	$29,095	$12,806	$136,760	$95,492	$41,268

Operating income (loss)	$(13,229)	$7,115	$(20,344)	$(38,854)	$16,362	$(55,216)

Net Oil Revenue

The Corvina field was placed into commercial production on November 30, 2010.  Prior to that time all oil sales were from oil produced under the Peruvian well testing regulations.  Additionally, all oil sales from the Albacora field were from oil produced under Peruvian well testing regulations.

For the three months ended September 30, 2012, our net oil revenue decreased by $6.4 million to $28.5 million from $34.9 million for the same period in 2011.  The decrease in net oil revenue is due to: (1) a decrease in the amount of oil sold of 53 MBbls and (2) a decrease of $2.81, or 2.7%, in the average per barrel sales price received.

For the nine months ended September 30, 2012, our net oil revenue decreased by $10.5 million to $97.7 million from $108.2 million for the same period in 2011.  The decrease in net oil revenue is due to a decrease in the amount of oil sold of 127 MBbls, partially offset by an increase of $2.42, or 2.4%, in the average per barrel sales price received.

The price/volume analysis of our sales revenues for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(in thousands)
2011 Oil revenue, net	$34,884	$108,246
Changes associated with sales volumes	(5,547)	(12,828)
Changes associated with prices	(800)	2,273
2012 Oil revenue, net	$28,537	$97,691

For the three months ended September 30, 2012, we had consistent oil production from seven producing wells and intermittent production from two wells.  During the same period in 2011, we had consistent oil production from five producing wells and intermittent production from two wells.  Total oil production for the three months ended September 30, 2012 was 262 MBbls compared to 321 MBbls for the same period in 2011.  Total sales for the three months ended September 30, 2012 were 285 MBbls compared to 338 MBbls for the same period in 2011.

For the nine months ended September 30, 2012, we had consistent oil production from seven producing wells and intermittent production from four wells.  During the same period in 2011, we had consistent oil production from five producing wells and intermittent production from two wells.  Total oil production for the nine months ended September 30, 2012 was 938 MBbls compared to 1,073 MBbls for the same period in 2011.  Total sales for the nine months ended September 30, 2012 were 942 MBbls compared to 1,069 MBbls for the same period in 2011.

The decrease in oil production is due to higher than expected decline rates in oil production and a mechanical problem in one of the two active CX-11 gas reinjection wells that is affecting the performance of two oil producing wells in the Corvina field, partially offset by higher oil production from the Albacora field.

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

The following table is the amount of royalty costs of approximately 5% of gross revenues for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Royalty costs	$1,520	$1,860	$5,346	$5,791
	$1,520	$1,860	$5,346	$5,791

Other Revenue

For the three months ended September 30, 2012, other revenue decreased $1.2 million to $0.1 million from $1.3 million for the same period in 2011.  During the three months ended September 30, 2012 we chartered two marine vessels to a third party for approximately two weeks.  During the three months ended September 30, 2011, we chartered two marine vessels to a third party for the entire three month period.

For the nine months ended September 30, 2012, other revenue decreased $3.4 million to $0.2 million from $3.6 million for the same period in 2011.  During the nine months ended September 30, 2012 we chartered one vessel to a third party for approximately two weeks in January and two marine vessels to a third party for approximately one week September.  During the nine months ended September 30, 2011, we chartered two marine vessels to a third party for the entire nine month period.

Lease Operating Expense

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities, as well as crude oil transportation.  These costs include, among others, workover expenses, maintenance and repair expenses, operator fees, processing fees, insurance and transportation expenses.

For the three months ended September 30, 2012, lease operating expenses increased by $3.4 million to $14.3 million ($50.29 per Bbl) from $10.9 million ($32.28 per Bbl) for the same period in 2011.  The increase in the lease operating expenses is due to increased lease operating costs associated with oil inventory of $2.7 million, increased contract services of $0.3 million, increased equipment rental expense of $0.3 million, increased supplies expense of $0.3 million and other lease operating expenses of $0.3 million.  Partially offsetting these increases to expenses are decreases in repairs and maintenance expenses of $0.5 million.

For the nine months ended September 30, 2012, lease operating expenses increased by $9.2 million to $38.4 million ($40.76 per Bbl) from $29.2 million ($27.30 per Bbl) for the same period in 2011.  The increase in the lease operating expenses is due to increased repair and maintenance expenses of $2.9 million, increased contract services of $2.0 million, increased equipment rental expense of $1.2 million, increased lease operating costs associated with oil inventory of $1.0 million, increased fuel costs of $0.5 million, increased salary expenses of $0.5 million and increased other lease operating expenses of $1.1 million.

The following details the significant items contributing to the increase of $3.4 million for the three months ended September 30, 2012 compared to September 30, 2011:

Transfers of costs to/from oil inventory: During the three months ended September 30, 2012, approximately $1.5 million of oil inventory costs were added to lease operating expense as we sold more oil (285 MBbls) than we produced (262 MBbls), resulting in a reduction of oil inventory.  In the same period in 2011, approximately $1.2 million of oil inventory costs were removed from lease operating expense, although we sold more oil (338 MBbls) than we produced (321 MBbls).  The reason for the removal of costs from lease operating expense in the three months ended September 30, 2011 was the increase in costs associated with Albacora production due to the interference testing during that time period.

Repairs and maintenance: For the three months ended September 30, 2012, repairs and maintenance expense decreased $0.5  million compared to the same period in the prior year.  The decrease in repairs and maintenance expense is due to a reduction in repair expense due to a $1.5 million incident that was incurred during the three months ended September 30, 2011 that did not occur during the same period in 2012.  Partially offsetting the decrease are additional vessel and other costs of $1.0 million incurred in 2012 that did not occur during the same period in 2011.  These expenses include costs from vessels that were contracted to third party operators in 2011, but not during the 2012 period, and dry docking costs.

Contract services: For the three months ended September 30, 2012, we continued to rent hydraulic jet pumps to stimulate and assist oil production in the Albacora field.  There were no similar expenses during the same period in 2011. As a result, contract service costs have increased $0.3 million for the three months ended September 30, 2012.

Equipment rental expense: For the three months ended September 30, 2012, compared to the same period in 2011, we rented more equipment to assist us in our operations including slickline service equipment, generators and cranes.

The following details the significant items contributing to the increase of $9.2 million for the nine months ended September 30, 2012 compared to September 30, 2011 of lease operating expenses:

Transfers of costs to/from oil inventory: During the nine months ended September 30, 2012, approximately $0.3 million of oil inventory costs were added to lease operating expense as we sold more oil (942 MBbls) than we produced (938 MBbls), resulting in a reduction of oil inventory.  In the same period in 2011, approximately $0.7 million of oil inventory costs were removed from lease operating expense, as we produced more oil (1,073 MBbls) than we sold (1,069 MBbls) resulting in a buildup of oil inventory.

Repairs and maintenance: For the nine months ended September 30, 2012, repairs and maintenance expense increased $2.9 million compared to the same period in the prior year.  The increase in repairs and maintenance expense is primarily due to increased platform maintenance ($1.2 million), support vessel services ($4.3 million) and higher other repair and maintenance activities of $0.1 million.  These costs were partially offset by lower drydocking costs ($1.2 million) and non-recurring incident charges ($1.5 million).

Contract services: For the nine months ended September 30, 2012, we had the necessary equipment and production facilities at both the Corvina CX-11 platform and Albacora A-platform to process the oil produced from those fields.  However, in the fourth quarter of 2011, we rented hydraulic jet pumps to stimulate and assist oil production in both the Corvina and Albacora fields and continued to use these services in the first six months of 2012 in both fields.  In the third quarter of 2012, we purchased the pump used in the Corvina field and continued to lease the pumps used in the Albacora field. As a result, contract service costs have increased $2.0 million for the nine months ended September 30, 2012.

Equipment rental expense:  For the nine months ended September 30, 2012, we had an increase in rentals of slickline service equipment, generators, and cranes to support our production and field operation initiatives including artificial lift activities and ongoing reservoir production management activities.

General and Administrative Expense

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the three months ended September 30, 2012, general and administrative expenses decreased by $1.4 million to $7.0 million from $8.4 million for the same period in 2011.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $0.1 million to $0.7 million for the three months ended September 30, 2012 from $0.8 million for the same period in 2011.  Other general and administrative expenses decreased $1.3 million to $6.3 million from $7.6 million for the same period in 2011.  The $1.3 million decrease is due to lower non-income taxes of $0.6 million, lower insurance costs of $0.4 million and lower other general and administrative expenses in 2012 of $0.3 million.

For the nine months ended September 30, 2012, general and administrative expenses decreased by $2.3 million to $24.5 million from $26.8 million for the same period in 2011.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $1.1 million to $2.1 million for the nine months ended September 30, 2012 from $3.2 million for the same period in 2011.  The decrease in stock-based compensation expense is due to the vesting of the majority of awards granted in 2008, which were granted at times when the grant date fair value of the awards was higher due to the then higher price of our common stock.  As a result, our stock-based compensation expense declined since a majority of these older awards vested prior to the nine months of 2012 and these are not contributing as much expense as compared to the same period in 2011.  Other general and administrative expenses decreased $1.2 million to $22.4 million from $23.6 million for the same period in 2011.  The $1.2 million decrease is due to lower salary and related costs of $1.4 million and lower insurance and other general and administrative costs of $0.9 million, partially offset by higher third party costs primarily related to the Block Z-1 transaction of $1.1 million.

Geological, Geophysical and Engineering Expense

Geological, geophysical and engineering expenses include laboratory, environmental and seismic acquisition related expenses.  For the three months ended September 30, 2012, geological, geophysical and engineering expenses increased $5.8 million to $6.4 million compared to $0.6 million for the same period in 2011.  The increase is due to increased seismic acquisition activity associated with our seismic data acquisition plan for Block Z-1 in 2012, compared to our seismic data acquisition plan for Block XXII and Block XXIII in 2011.

For the nine months ended September 30, 2012, geological, geophysical and engineering expenses increased $24.8 million to $33.1 million compared to $8.3 million for the same period in 2011.  The increase is due to increased seismic acquisition activity associated with our seismic data acquisition plan for Block Z-1 in 2012, compared to our seismic data acquisition plan for Block XXII and Block XXIII in 2011.

Depreciation, Depletion and Amortization Expense

For the three months ended September 30, 2012, depreciation, depletion and amortization expense increased $2.7 million to $11.2 million from $8.5 million for the same period in 2011.  For the nine months ended September 30, 2012, depreciation, depletion and amortization expense increased $6.6 million to $34.4 million from $27.8 million for the same period in 2011.

For the three months ended September 30, 2012, depletion expense increased $1.5 million to $7.1 million from $5.6 million during the same period in 2011.  For the nine months ended September 30, 2012, depletion expense increased $4.3 million to $23.4 million from $19.1 million during the same period in 2011.  For both periods the increase is due to a lower reserve base in the Corvina and Albacora fields in 2012.

For the three months ended September 30, 2012, depreciation expense increased $1.2 million to $4.1 million compared to $2.9 million for the same period in 2011.   For the nine months ended September 30, 2012, depreciation expense increased $2.3 million to $11.0 million compared to $8.7 million for the same period in 2011. For both periods the increase is due to: (1) increased production equipment and general equipment added toward the end of 2011 and (2) a change in useful life, as a result of new laws, of two vessels used in Marine operations that is contributing an additional $0.6 million of depreciation expense per quarter beginning in the third quarter of 2012 and is expected to continue through December 2014.

Standby Costs

For the three months ended September 30, 2012, standby costs increased $0.9 million to $1.5 million from $0.6 million for the same period in 2011.  During the three months ended September 30, 2012 we had; (1) three rigs either partially or fully on standby in September and (2) one rig on standby in July and August.  During the three months ended September 30, 2011, we had one rig on standby for approximately two months.

For the nine months ended September 30, 2012, standby costs increased $0.7 million to $4.1 million from $3.4 million for the same period in 2011.  For the nine months ended September 30, 2012 we had; (1) one rig on standby for eight months and (2) three rigs either partially or fully on standby in September.  During the nine months ended September 30, 2011, we had one rig on standby for approximately six months.

During 2011, we had the Petrex-09 rig on standby for six of the nine months for the period ending September 30, 2011.  For the three months ending July 2011, the Petrex-09 rig was used in workover operations.  This rig was returned to Petrex in January 2012.

During 2012, we had the Petrex-18 rig, which was previously leased to another operator in 2011, on standby for the nine month period ending September 30, 2012.  Our contract on this rig expires in November 2013. In September 2012, we had on standby, for part of the month, the Petrex-28 rig, which we expect to use in drilling operations on the new CX-15 platform, once drilling permits are received. Additionally in September 2012, we had a workover rig, the Petrex-10, on standby for part of the month to allow for seismic acquisition activities where the workover rig was operating.

Other Expense

For the three and nine months ended September 30, 2012, we reported $1.5 million and $2.3 million, respectively, of abandonment charges in the Consolidated Statements of Operations as “Other expense.”  We accrued $2.3 million of abandonment costs related to a platform in the Piedra Redonda field in Block Z-1, as we are obligated to ensure the offshore platform does not cause a threat to navigation in the area or marine wildlife. The $2.3 million charge is in addition to the Piedra Redonda platform abandonment costs previously recorded in the third quarter of 2010.  There were no similar expenses incurred by us in 2011.

Other Income (Expense)

Other income (expense) includes non-operating income items.  These items include interest expense and income, loss on the extinguishment of debt, gains or losses on foreign currency transactions, income and amortization related to the investment in our Ecuador property as well as gains or losses on derivative financial instruments.  For the three months ended September 30, 2012, total other expense increased $6.2 million to $6.5 million compared to $0.3 million during the same period in 2011.  For the nine months ended September 30, 2012, total other expense increased $9.1 million to $22.4 million compared to $13.3 million during the same period in 2011.  The change is due primarily to the following:

Interest expense: For the three months ended September 30, 2012, we recognized approximately $2.3 million of net interest expense, which includes $7.6 million of interest expense debt reduced by $5.3 million of capitalized interest expense.  For the same period in 2011, we recognized $5.6 million in net interest expense which included $8.4 million of interest expense reduced by $2.8 million of capitalized interest.  The decrease of $3.3 million in net interest expense is due to: (1) increase capitalized interest of $2.5 million due higher average construction in progress balances, between the two periods, as a result of the CX-15 platform and (2) lower interest expense of $0.8 million due to a lower average of interest bearing debt outstanding between the two periods, due to the $40.0 million principal debt prepayment made in May 2012.

For the nine months ended September 30, 2012, we recognized approximately $12.6 million of net interest expense, which includes $24.6 million of interest expense reduced by $12.0 million of capitalized interest expense.  For the same period in 2011, we recognized $14.2 million in net interest expense which included $21.4 million of interest expense reduced by $7.2 million of capitalized interest.  The decrease of $1.6 million in net interest expense for the nine month period ended September 30, 2012, compared to the same period in 2011, is due to increased capitalized interest of $4.8 million due higher average construction in progress balances, between the two periods, as a result of the CX-15 platform and Albacora production and gas injection facilities that is partially offset by  higher interest expense of $3.2 million due to a higher average of interest bearing debt outstanding between the two periods.

Loss on extinguishment of debt: As a result of the prepayment and amendment to the $75.0 million secured debt facility during the second quarter of 2012, we incurred $5.8 million of fees and prepayment penalties and $1.1 million of debt issue costs. The $5.8 million in fees and prepayment penalties were recognized as a “Loss on extinguishment of debt” in the consolidated statement of operations, 25% was paid at the time of the amendment and prepayment and 25% will be paid at the time of each of the next three quarterly interest payment dates ending in January 2013. Approximately $1.5 million of the remaining $2.8 million of unamortized debt issue costs associated with the initial loan was expensed as a “Loss on extinguishment of debt” in the consolidated statement of operations when we prepaid $40.0 million of principal.  For the three and nine months ended September 30, 2012, we reported none and $7.3 million, respectively, as a loss on extinguishment of debt.

Gain (loss) on derivatives: In connection with obtaining the $40.0 million and $75.0 million secured debt facilities in January and July 2011, respectively, we entered into Performance Based Arranger Fees that we are accounting for as embedded derivatives.  As a result of realized losses and the fair value measurement at September 30, 2012 and 2011, respectively, from the measurement at June 30, 2012 and 2011, respectively, the loss associated with the embedded derivatives increased $8.9 million to a $4.3 million loss for the three months ended September 30, 2012 from a $4.6 million gain for the same period in 2011.

As a result of realized losses and the fair value measurement at September 30, 2012 and 2011, respectively, from the measurement at January 1, 2012 and inception of the derivatives in 2011, respectively, the loss associated with the embedded derivatives increased $2.3 million to a $2.3 million loss for the nine months ended September 30, 2012 from a immaterial loss for the same period in 2011.

Income Taxes

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three and nine months ended September 30, 2012 and September 30, 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Income (loss) before income taxes:
United States	$(4,920)	$2,287	$(13,265)	$(10,832)
Foreign	(14,835)	4,493	(48,013)	13,927
	$(19,755)	$6,780	$(61,278)	$3,095

Income tax expense (benefit):
United States	$396	$290	$1,375	$1,688
Foreign	(3,010)	785	(9,721)	3,503
	$(2,614)	$1,075	$(8,346)	$5,191

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

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations.  We did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended September 30, 2012 or 2011, respectively.  We did not have any uncertain tax positions generated from unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of September 30, 2012 or December 31, 2011.

Net Income (Loss)

For the three months ended September 30, 2012, our net loss increased $22.8 million to a net loss of $17.1 million or ($0.15) per basic and diluted share from net income of $5.7 million or $0.05 per basic and diluted share for the same period in 2011.  For the nine months ended September 30, 2012, our net loss increased $50.8 million to a net loss of $52.9 million or ($0.46) per basic and diluted share from a net loss of $2.1 million or ($0.02) per basic and diluted share for the same period in 2011.

Liquidity, Capital Resources and Capital Expenditures

At September 30, 2012, we had cash and cash equivalents of $75.4 million, an accounts receivable balance of $8.2 million and working capital of $90.6 million.

At September 30, 2012, we had trade accounts payable and accrued liabilities of $35.5 million.

At September 30, 2012, our outstanding long-term debt and short-term debt consisted of 2015 Convertible Notes whose net amount of $151.7 million includes the $170.9 million of principal reduced by $19.2 million of the remaining unamortized discount, $36.4 million outstanding under the $40.0 million secured debt facility, $35.0 million outstanding under the $75.0 million secured debt facility and $176.6 million under loans from Pacific Rubiales.  At September 30, 2012, the current and long-term portions of our debt were $21.5 million and $378.1 million, respectively.

	For the Nine Months Ended September 30,
Cash Flows	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$(36,800)	$21,891
Investing activities	(70,164)	(64,445)
Financing activities	124,171	94,172

Operating Activities

Cash used in operating activities increased by $58.7 million to a use of cash of $36.8 million for the nine months ended September 30, 2012 from a source of cash of $21.9 million for the same period in 2011.  The change in cash flows before changes in operating assets and liabilities decreased $50.0 million due to lower revenues, $14.0 million,  as well as the impact of higher seismic costs, $24.8 million, higher lease operating expenses,  $9.2 million,  and higher other costs. Changes in cash flow as a result of changes in operating assets and liabilities provided an increase in the use of cash of $8.7 million.  The increase in the use of cash is due to changes in assets (primarily value added tax receivable) providing a use of cash of $26.5 million. Offsetting some of this use of cash were the changes in liabilities (primarily accounts payable) providing a source of cash of $17.8 million.

Investing Activities

Net cash used in investing activities increased by $5.7 million to $70.2 million for the nine months ended September 30, 2012 from $64.5 million for the same period in 2011.  The increase in cash used in investing activities is due to increased capital expenditures of $8.7 million that was partially offset by the change in restricted cash of $3.0 million.

2012 Capital Expenditures

During the nine months ended September 30, 2012, we incurred capital expenditures of approximately $68.1 million associated with our development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

For the nine months ended September 30, 2012, we incurred approximately $52.1 million related to costs incurred in the design, fabrication and setting of the CX-15 platform, and incurred $7.0 million for development and equipment for permanent production facilities.

Also, we added approximately $4.8 million of costs to the power plant, which primarily consisted of capitalized interest, and incurred approximately $4.2 million related to other capitalized costs.

Financing Activities

Cash provided by financing activities increased by $30.0 million to a source of cash of $124.2 million for the nine months ended September 30, 2012, compared to a source of cash of $94.2 million for the same period in 2011. The increase in cash provided by financing activities is due to;(1) increased borrowings of $61.6 million, due to the new loans from Pacific Rubiales in 2012 versus the drawdown of the $40.0 million secured debt facility and the drawdown of the $75.0 million secured debt facility in 2011, (2) lower debt issue costs and other of $3.3 million .  Partially offsetting the increases in cash are decreases in cash due to: (1) by higher repayments of borrowings of $34.0 million, and (2) lower proceeds from equity issuances of $0.9 million.

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

Debt and Capital Lease Obligations

At September 30, 2012 and December 31, 2011, debt and capital lease obligations consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)

$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($19.2) million at September 30, 2012 and ($24.1) million at December 31, 2011	$151,722	$146,781
$75.0 million Secured Debt Facility, 3-month LIBOR plus 9%, due July 2015	35,000	75,000
$40.0 million Secured Debt Facility, 3-month LIBOR plus 8%, due January 2015	36,364	40,000
Pacific Rubiales Loans, non interest bearing	176,561	-
Capital Lease Obligations	3	3,457
	399,650	265,238
Less: Current maturity of long-term debt and capital lease obligations	21,549	16,854
Long-term debt and capital lease obligations, net	$378,101	$248,384

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

The following table is the estimated remaining cash payments including interest payments related to the 2015 Convertible Notes, assuming no conversion (in thousands):

Year
2012	$-
2013	11,111
2014	11,111
2015	176,493
Total estimated remaining cash payments related to the 2015 Convertible Notes	$198,715

We evaluated the 2015 Convertible Notes agreement for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”.  Therefore, no additional amounts have been recorded for those items.

As of September 30, 2012, the net amount of $151.7 million includes the $170.9 million of principal reduced by $19.2 million of the remaining unamortized discount.  The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs.  The remaining unamortized discount of $19.2 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At September 30, 2012, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into approximately 28.9 million shares of common stock.  As of September 30, 2012, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of our common stock at September 30, 2012, $2.86 per share, is less than the conversion price.

For the three and nine months ended September 30, 2012, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.6%.

The following table is the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest expense related to the contractual interest coupon	$2,778	$2,778	$8,333	$8,333
Amortization of debt discount expense	1,690	1,504	4,941	4,398
Amortization of debt issue costs	240	230	713	683
Interest expense related to the 2015 Convertible Notes	$4,708	$4,512	$13,987	$13,414

$75.0 Million Secured Debt Facility

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

The $75.0 million secured debt facility is secured by (i) 51% of BPZ E&P’s Block Z-1 property on the northwest coast of Peru, (ii) 51% of the wellhead oil production of Block Z-1, (iii) 51% of BPZ E&P’s rights, title and interests under the Block Z-1 License Contract, as amended and assigned, with Perupetro, (iv) a collection account (including BPZ E&P’s deposits and investments), (v) 51% of BPZ E&P’s right, title and interests under current and future contracts in connection with the sale of crude oil and/or gas produced and sold at Block Z-1, together with related receivables, (vi)  BPZ E&P’s Capital Stock, (vii) a debt service reserve account, and (viii) certain other property that is subject to a lien in favor of Credit Suisse. We and our subsidiary BPZ Energy LLC also agreed to unconditionally guarantee the remaining portion of the $75.0 million secured debt facility.

The amendment to the $75.0 million secured debt facility extended the maturity of the facility to July 2015, with revised principal repayments due in quarterly installments that range from $2.0 million to $4.5 million commencing in January 2013 and extending through July 2015.  The $75.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 9%.  Interest is due and payable quarterly.

The $75.0 million secured debt facility, as amended, contains covenants that limit our ability to, among other things, incur additional debt other than the Pacific Rubiales loans, create certain liens, enter into transactions with affiliates, pay dividends on or repurchase our stock of the Company or our subsidiaries, sell assets other than to Pacific Rubiales or merge with another entity.  In addition, we must complete certain projects in the Corvina and Albacora offshore fields in Block Z-1 by certain scheduled dates.  The $75.0 million secured debt facility, as amended, also contains customary financial covenants, including (i) a maximum consolidated leverage ratio, (ii) a minimum consolidated interest coverage ratio, (iii) a maximum capitalization ratio, (iv) a minimum oil production quota per quarter, (v) a minimum debt service coverage ratio, (vi) a minimum proved developed producing reserves coverage ratio, (vii) a maximum indebtedness, and (viii) a minimum liquidity ratio.  For the quarter ending September 30, 2012 we obtained a waiver from Credit Suisse relating to our minimum oil production.  We were in compliance with the remaining financial covenants at September 30, 2012.

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

The following table is the estimated remaining cash payments related to the $75.0 million secured debt facility, as amended and excluding potential payments for the Performance Based Arranger Fee but including interest payments (in thousands):

Year
2012	$871
2013	12,648
2014	14,128
2015	14,172
Total estimated remaining cash payments related to the $75.0 million secured debt facility	$41,819

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

The $40.0 million secured debt facility is secured, in part, by three LM6000 gas-fired packaged power units (approximately $72.0 million) that were purchased by us from GE through our power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. The $40.0 million secured debt financing is also secured by certain other equipment and property pledged in favor of Credit Suisse and Credit Suisse International.  We and our subsidiary, BPZ E&P, also agreed to unconditionally guarantee the $40.0 million secured debt facility on an unsecured basis.

The $40.0 million secured debt facility requires us to establish and maintain a debt service reserve account during the term of the facility. For further information regarding the debt service reserve account and its requirements, see Note 8, “Restricted Cash and Performance Bonds.”

The amendment to the $40.0 million secured debt facility extended the maturity of the facility to January 2015, with revised principal repayments due in quarterly installments of $3.6 million commencing in July 2012 and extending through January 2015.  The $40.0 million secured debt facility has a revised annual interest rate of the three month LIBOR rate plus 8%.  Interest is due and payable quarterly.

The amended $40.0 million secured debt facility subjects us to various financial covenants calculated as of the last day of each quarter, including a maximum leverage ratio, a minimum consolidated interest coverage ratio, a maximum consolidated capitalization ratio and minimum oil production quota per quarter.  For the quarter ending September 30, 2012, we obtained a waiver from Credit Suisse relating to our minimum oil production.  We were in compliance with the remaining financial covenants at September 30, 2012.

The $40.0 million secured debt facility provides for events of default customary for facilities of this type, the occurrence and continuation of which could result in the acceleration of amounts due under the facility. In addition, the $40.0 million secured debt facility provides for a mandatory repayment of the loans if we secure financing for its gas-to-power project.

The following table is the estimated remaining cash payments related to the $40.0 million secured debt facility, as amended and excluding potential payments for the Performance Based Arranger Fee but including interest payments (in thousands):

Year
2012	$4,405
2013	16,851
2014	15,622
2015	3,713
Total estimated remaining cash payments related to the $40.0 million secured debt facility	$40,591

Pacific Rubiales Loans

On April 27, 2012, we and Pacific Rubiales executed a SPA where we formed an unincorporated joint venture with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012 (together, the “Pacific Rubiales Loans”).

In order to finalize the joint venture, Peruvian governmental approvals are needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract.  Until the required approvals are obtained, Pacific Rubiales has agreed to provide us certain loans to continue to fund our Block Z-1 capital and exploratory activities.  Except in the event of a termination of the joint venture, the loans will not accrue interest.  During the period from April 27, 2012 through September 30, 2012, we obtained an initial loan of $65.0 million and additional loans of $111.6 million for capital and exploratory activities.

The Pacific Rubiales Loans are secured by (i) 49% of BPZ E&P’s Block Z-1 property on the northwest coast of Peru, (ii) 49% of the wellhead oil production of Block Z-1, (iii) 49% of BPZ E&P’s rights, title and interests under the Block Z-1 License Contract, as amended and assigned, with Perupetro, (iv) 49% of BPZ E&P’s right, title and interests under current and future contracts in connection with the sale of crude oil and/or gas produced and sold at Block Z-1, together with related receivables  and (v) certain other property that is subject to a lien in favor of Pacific Rubiales.

At closing, after the proper approvals are obtained, we expect Pacific Rubiales to exchange these loans along with an additional $85.0 million, plus any other amounts due to us or from us under the SPA, for the interests and assets obtained from us under the SPA and under the Block Z-1 License Contract.  If the SPA terminates and certain provisions regarding fault of the parties do not apply, the $65.0 million paid and any amounts advanced to us for capital and exploratory expenditures will be converted into an interest bearing loan, accruing interest after the termination date at the rate of three month LIBOR plus 9%.  We shall be obligated to repay such amounts together with a termination value, calculated pursuant to the SPA, to Pacific Rubiales in accordance with the repayment schedule as specified in the SPA.  While the loans to Credit Suisse are outstanding, principal payments for the Pacific Rubiales Loans are $4.0 million per quarter until the loans are repaid.  After the loans with Credit Suisse are repaid, quarterly principal payments for the Pacific Rubiales Loans are approximately $10 million until the loans are repaid.

Capital Leases

We are party to several capital lease agreements, as more fully described in our Form 10-K for the year ended December 31, 2011.  We generally entered into capital lease agreements in order to secure marine vessels to support our operations in Peru and to obtain furniture and fixtures for our offices located in Houston and Peru. The current balance of the capital leases are for furniture and fixtures whose payment obligations will be fulfilled in the fourth quarter of 2012.

Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Performance bonds totaling $5.6 million for properties in Peru	$3,338	$3,338
Insurance bonds for import duties related to a construction vessel	814	814
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	224	563
$75.0 million secured debt facility	2,500	2,500
$40.0 million secured debt facility	4,422	2,000
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$11,948	$9,865

Current portion of restricted cash as of the end of the period	$7,961	$2,000

Long-term portion of restricted cash as of the end of the period	$3,987	$7,865

The $75.0 million secured debt facility we entered into in July of 2011 required us to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  After the first 15-month period, we are required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date.  We expect to make contributions to the debt service reserve account of $0.4 million in the remainder of 2012 and, thereafter, maintain the next quarterly interest and principal payment within the debt service reserve account.

The $40.0 million secured debt facility we entered into in January of 2011 required us to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, we must maintain a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date.  We expect to make no additional contributions to the debt service reserve account for the remainder of 2012 and, thereafter, maintain the next quarterly interest and principal payment within the debt service reserve account.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, credit agreements, legal requirements or rental practices.

Revision to the 2012 Estimated Capital and Exploratory Expenditures Budget

We are estimating our 2012 capital expenditures budget to be approximately $88 million from $92 million.

In addition to the changes in capital expenditures, we are estimating our geological, geophysical and engineering expenses (or exploratory expenses) to be $42 million from $38 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which are generally established for the purpose of facilitating off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that requires that an entity disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position.  The guidance is effective for annual periods beginning on or after January 1, 2013.  We are currently evaluating the provisions of this guidance and assessing the impact, if any, it may have on our financial position and results of operations.

On August 22, 2012, the Securities and Exchange Commission (“SEC”) adopted rules mandated by the Dodd-Frank Act requiring entities who file reports with the SEC and commercially develop oil, natural gas or liquids (“resource extraction issuers”) to disclose certain payments made to the U.S. government or foreign governments.  The rules provide guidance on the types of payments and information about payments that must be disclosed.  The rules require a resource extraction issuer to disclose the information annually by filing a new form with the SEC (Form SD) no later than 150 days after the end of its fiscal year.  A resource extraction issuer is required to comply with the new rules for fiscal years ending after September 30, 2013.   As a result, in 2014, we must provide information about the type and total amount of payments made for each project related to the commercial development of oil, natural gas, or minerals, and the type and total amount of payments made to each government.  We are currently evaluating the provisions of the new rules to determine their impact on the business.

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

Cautionary Statement Regarding Certain Information Releases

We are aware that certain information concerning our operations and production is available from time to time from Perupetro and the Peruvian Ministry of Energy and Mines.  This information is available from the websites of Perupetro and the  Peruvian Ministry of Energy and Mines and may be available from other official sources of which we are unaware.  This information is published by Perupetro and the Peruvian Ministry of Energy and Mines outside our control and may be published in a format different from the format we use to disclose such information, in compliance with SEC and other U.S. regulatory requirements.

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

Interest Rate Risk

As of September 30, 2012, we had long-term debt of approximately $378.1 million, $21.5 million of current maturities of long-term debt and an immaterial amount of capital lease obligations.

The $75.0 million secured debt facility, which at September 30, 2012 had $35.0 million outstanding, is variable rate debt that exposes us to the risk of increased interest expense in the event of increases in short-term interest rates.  If the variable interest rate were to increase by 1% from the rate at inception, interest expense would increase by approximately $0.3 million annually.  The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

The $40.0 million secured debt facility, which at September 30, 2012 had $36.4 million outstanding, is variable rate debt that exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from the rate at inception, interest expense would increase by approximately $0.3 million annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

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

The fair value of our 6.5% 2015 Convertible Notes as compared to the carrying value at September 30, 2012 and December 31, 2011, was as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value (2)	Carrying Amount	Fair Value (2)
	(in thousands)		(in thousands)
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($19.2) million at September 30, 2012 and ($24.1) million at December 31, 2011 (1)	$151,722	$134,968	$146,781	$140,460

(1)	Excludes obligations under capital lease arrangements and variable rate debt.

(2)
We estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $135.0 million and $140.5 million at September 30, 2012 and December 31, 2011, respectively, based on observed market prices for the same or similar type of debt issues.

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

With respect to our planned electricity generation business, the price we can obtain from the sale of electricity through our proposed power plant may not rise at the same rate, or may not rise at all, to match a rise in the cost of production and transportation of our gas reserves which will be used to generate the electricity.  Prices for electricity in Peru have been volatile in the past and may be volatile in the future.  However, gas prices for gas sourced from Camisea, which supplies over 90% of gas sold in Peru, are regulated and therefore not volatile.

Foreign Currency Exchange Rate Risk

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, the Nuevo Sol, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation in that country.  Transaction differences have been nominal to-date but are expected to increase as our activities in Peru continue to escalate.  For the three and nine months ended September 30, 2012 and 2011, exchange rate gains and losses were not material.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 19, “Legal Proceedings,” of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Item 3. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of legal proceedings, which are incorporated into this Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

There are no material changes in our risk factors as previously described in our Annual Report on Form 10-K for the year ended December 31, 2011 and the Form 10-Q for the three months March 31, 2012.  For the three months ended September 30, 2012, there were no material changes in our risk factors as previously described.

Item 6. Exhibits

10.1
Waiver dated as of September 28, 2012, with respect to that certain $75,000,000.00 Credit Agreement, dated as of July 6, 2011 (as amended), by and among BPZ Exploración & Producción S.R.L., as borrower, BPZ Resources, Inc., BPZ Energy LLC, Soluciones Energéticas S.R.L., and BPZ Norte Oil S.R.L., as guarantors, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011. (Filed herewith)

10.2
Waiver dated as of September 28, 2012, with respect to that certain $40,000,000.00 Credit Agreement, dated as of January 27, 2011 (as amended), by and among Empresa Eléctrica Nueva Esperanza S.R.L., as borrower, BPZ Resources, Inc. and BPZ Exploración & Producción S.R.L., as guarantors, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse International, as Arranger, dated as of January 27, 2011. (Filed herewith)

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

BPZ RESOURCES, INC.

Date: November 9, 2012	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director