Form 10-K
period 2012-12-31
BPZ RESOURCES, INC.
filed 2013-03-15
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐   No  ☒

The number of shares of Common Stock held by non-affiliates as of June 30, 2012 was 65,275,137 shares, all of one class of common stock, no par value, having an aggregate market value of approximately $165,146,097 based upon the closing price of registrant’s common stock on such date of $2.53 per share as quoted on the New York Stock Exchange. For purposes of the foregoing calculation, all directors, executive officers, and 5% beneficial owners have been deemed affiliated.

As of February 28, 2013 there were 116,923,217 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for 2013 Annual Meeting of Stockholders — Part III

PART I

BPZ Resources, Inc. cautions that this document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-K which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words “may,” “will,” “should,” “could,” would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions are also intended to identify forward-looking statements. These statements are based on certain assumptions and analyses made by the management of BPZ in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. The Company cautions the reader that these forward-looking statements are subject to risks and uncertainties, many of which are beyond its control, that could cause actual events or results to differ materially from those expressed or implied by the statements. See Item 1A. — “Risk Factors” included in this Form 10-K.

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

We maintain a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”),  registered in Peru through our wholly-owned subsidiary BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership, and its subsidiary BPZ Energy, LLC, a Texas limited liability company.  Currently, we, through BPZ E&P, have license contracts for oil and gas exploration and production covering a total of approximately 2.2 million gross (1.9 million net) acres, in four blocks, in northwest Peru. Our license contracts cover ownership of the following properties: 51% working interest in Block Z-1 (0.6 million gross acres), 100% working interest in Block XIX (0.5 million gross acres), 100% working interest in Block XXII (0.9 million gross acres) and 100% working interest in Block XXIII (0.2 million gross acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII contracts were signed in November 2007. Generally, according to the Organic Hydrocarbon Law No. 26221 and the regulations thereunder (the “Organic Hydrocarbon Law” or “Hydrocarbon Law”), the seven-year term for the exploration phase can be extended in each contract by an additional three years up to a maximum of ten years, provided that Perupetro S.A. (“Perupetro”), empowered to negotiate and enter into contracts for the exploration and exploitation of hydrocarbons on behalf of Peru in order to promote these activities in Peru, agrees to the extension and we comply with the minimum work programs and requirements of the exploration phase. However, specific provisions of each license contract can vary the exploration phase of the contract as established by the Hydrocarbon Law. The license contracts require us to conduct specified activities in the respective blocks during each exploration period in the exploration phase. If the exploration activities are successful, we may decide to enter the exploitation phase and our total contract term can extend up to 30 years for oil production and up to 40 years for gas production. In the event a block contains both oil and gas, as is the case in our Block Z-1, the 40-year term may apply to oil production as well.

Additionally, through our wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we own a 10% non-operating net profits interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The agreement covering the Santa Elena Property extends through May 2016.

We are in the process of developing our Peruvian oil and gas reserves.  We entered commercial production for the Block Z-1 in November 2010 and produce and sell oil under our current sales contract.  We completed the installation of the new CX-15 platform in the Corvina field to continue the development of the field.  We are also appraising the potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1.  We received the required environmental permit for gas and produced water injection at Albacora on October 29, 2012, and are producing and selling oil under our current sales contract.  Additionally, our activities in Peru include (i) analysis and evaluation of technical data on our properties, (ii) preparation of the development plans for the properties, (iii) meeting requirements under the license contracts, (iv) procuring equipment for an extended drilling campaign, (v) obtaining all necessary environmental, technical and operating permits, (vi) optimizing current production, (vii) conducting seismic surveys, (viii) and obtaining preliminary engineering and design of the power plant and gas processing facilities.  From the time we began producing from the CX-11 platform in the Corvina field in November 2007 and the Albacora field in December 2009, through December 31, 2012, we have produced approximately 5.9 MMBbls of oil.

On December 14, 2012 Perupetro approved the terms of the amendment to the Block Z-1 license contract to recognize the sale of a 49% participating interest (“closing”), in offshore Block Z-1 to Pacific Rubiales Energy Corp. (“Pacific Rubiales”). Under terms of the agreements signed on April 27, 2012, we (together with our subsidiaries) formed an unincorporated joint venture relationship with a Pacific Rubiales subsidiary, Pacific Stratus Energy S.A., to explore and develop the offshore Block Z-1 located in Peru. Pursuant to the agreements, Pacific Rubiales agreed to pay $150 million for a 49% participating interest in Block Z-1 and agreed to fund $185 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the Stock Purchase Agreement (“SPA”), January 1, 2012.  On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Z-1 license contract.

At December 31, 2012, we had estimated net proved oil reserves of 16.4 MMBbls, of which 13.4 MMBbls were in the Corvina field and 3.0 MMBbls were from the Albacora field. Both fields are located in Block Z-1 offshore of northwest Peru.  Of our total proved reserves, 2.1 MMBbls (12.8%) are classified as proved developed reserves consisting of proved developed producing and proved developed non-producing reserves from 12 gross (6.1 net) wells, and 14.3 MMBbls (87.2%) are classified as proved undeveloped reserves.  The process of estimating oil and natural gas reserves is complex and requires many assumptions that may turn out to be inaccurate.  See Item 1A - “Risk Factors” for further information.

We have determined our reporting structure provides for only one operating segment as we only operate in Peru and currently have only one customer for our production. Information regarding our operating segment including our revenues and long-lived assets can be found in the footnotes to our consolidated financial statements in Item 8 – “Financial Statements and Supplementary Data”  of this Annual Report on Form 10-K.

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

Our management team has extensive engineering, geological, geophysical, technical and operational experience and valuable knowledge of oil and gas operations throughout Latin America and in particular, Peru.

Two of the four blocks (Block Z-1 and Block XXIII) contain structures drilled by previous operators who encountered hydrocarbons. However, at the time the wells were drilled, the operators did not consider it economically feasible to produce those hydrocarbons.  Having tested oil in our offshore Block Z-1 in our first wells in the Corvina field in 2007 and our first well in Albacora in December 2009, we are initially focusing on development of the proved oil reserves in those two fields.  In June 2011, we drilled our first onshore well in Block XIX. The well tests yielded low rates of oil to surface with high water content of low-salinity.  In December 2011, we determined that this well had no further utility and therefore, declared the well a dry hole.  We are planning to acquire additional seismic data before considering further drilling activity in this block.

In the near term, management is focused on preparatory work for commencing drilling operations from the new platform, the CX-15, utilizing the results of the 1,600 square kilometers (“kms”) of 3-D seismic survey in Block Z-1 to optimize our future activities in the Block, and optimizing current production through workover activities at our current producing locations.  At our onshore locations we are in the process of obtaining the necessary permits to continue exploration activities utilizing our 3-D seismic data acquired in 2011, and focusing on maximizing the value of the acreage we hold for exploration though possible joint ventures.

The data room for Blocks XIX and XXIII has been open, with Credit Suisse Securities (USA) LLC managing the formal process to find a joint venture partner for these onshore blocks.  Interested partners have been invited to review the data.  The two blocks comprise over 800,000 acres and hold both oil and gas potential, with Block XXIII bordering the northern part of the prolific Talara oil fields.  We are currently reviewing our alternatives for this block.

In addition, our business plan includes a gas-to-power project as part of our overall gas marketing strategy, which entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple cycle electric generating plant. The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 420 MW of power. We currently plan to partially-own this power generation facility. The gas-to-power project is planned to generate a revenue stream by creating a market for the non-associated gas in our Corvina field that is currently shut-in.  This project has not yet been financed and we continue to consider the alternatives for the project. Meanwhile, we have obtained certain permits and are in the process of obtaining additional permits to move forward with the project.

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

In addition, we maintain a website (www.bpzenergy.com) on which we also make available, free of charge, all of our above mentioned SEC filings, including Forms 3, 4 and 5 filed with respect to our equity securities’ under Section 16(a) of the Securities Act of 1934. These filings will be available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Our Competition

Intense competition exists in the oil and gas industry with respect to the acquisition of producing properties, undeveloped acreage, and rights to explore such properties. Many major and independent oil and gas companies actively pursue and bid for the mineral rights of desirable properties, and many companies have been actively engaged in acquiring oil and gas properties specifically in Peru and Ecuador.

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

Customers

To date, all of our sales of oil in Peru have been made under contracts with the Peruvian national oil company, Petroleos del Peru - PETROPERU S.A. (“Petroperu”).  However, we believe that the loss of our sole customer would not materially impact our business, because we could readily find other purchasers for our oil production both in Peru and elsewhere in the world.

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

Under this legal system, Peru is the owner of the hydrocarbons located below the surface in its national territory. However, Peru has given the right to extract hydrocarbons to Perupetro.  The Peruvian government also plays an active role in petroleum operations through the involvement of the Ministry of Energy and Mines ("MEM"), which is the body of the executive branch of the Peruvian government in charge of devising energy, mining and environmental protection policies, enacting the rules applicable to these sectors and supervising compliance with such policies and rules.  The General Directorate of Hydrocarbons (“DGH”) is the agency of the Ministry of Energy and Mines responsible for regulating the optimum development of oil and gas fields and the Direccion General de Asuntos Ambientales Energeticos (“DGAAE”) is the agency of the Ministry of Energy and Mines responsible for reviewing and approving environmental regulations related to environment risks that result from hydrocarbon exploration and exploitation activities.  The Environmental Evaluation and Fiscalization Entity (“OEFA”) is the agency within the Ministry of the Environment that is responsible for evaluating and ensuring compliance with applicable environmental rules covering hydrocarbon activities, and for sanctioning non-compliant companies.  The General Directorate of Mining and the Organismo Supervisor de la Inversión en Energía y Mineria (“OSINERGMIN”), an entity of the Ministry of the President, are responsible for ensuring compliance with occupational health and safety standards in the hydrocarbon industry.   We are subject to the laws and regulations of all of these entities and agencies.

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

The duration of the license contracts is based on the nature of the hydrocarbons discovered. The license contract duration for crude oil is 30 years, while the contract duration for natural gas and condensates is 40 years.  In the event a block contains both oil and gas, as is the case in our Block Z-1, the 40-year term may apply to oil exploration and production as well.  The license contract commences on an agreed date, the effective date, established in the license contract. Most contracts typically include an exploration phase and an exploitation phase, unless the contract is solely an exploitation contract.  Within the contract term, seven years is allotted to exploration, with the possibility of up to a three year extension, granted at the discretion of Perupetro.  A potential deferment period for a maximum of ten years is also available if certain factors recognized by law delay the economic viability of a discovery, such as a lack of transportation facilities or a lack of a market. The exploration phase is generally divided into several periods and each period includes a minimum work program. The fulfillment of work programs must be supported by an irrevocable bank guaranty, usually in the amount of fifty percent of the estimated value of the minimum work program.

We currently have four license contracts. As of March 15, 2013, we believe we were in compliance with all of the material requirements of each contract. We have executed certain letters of guaranty in favor of Perupetro to insure our performance under the license contracts. At December 31, 2012, we had $5.6 million in bonds posted at various dates to secure our obligation under the license contracts for Block XIX, XXII, XXIII and Z-1 and a drilling service agreement. The license contract bonds are partially secured by the deposit of restricted cash in the amount of $3.3 million with the financial institutions which issued the bonds.  Should we fail to fulfill our obligations under any of our license contracts without technical justification or other good cause, Perupetro could seek recourse to the bond or terminate the license contract.  Additionally, we have $0.8 million of restricted cash to collateralize insurance bonds for import duties related to our construction barge and $0.6 million of restricted cash to secure the location for our gas-to-power project.

Legislation in Peru was passed by Supreme Decree 088-2009 on December 13, 2009 with respect to regulating well testing and gas flaring.  The legislation provides that all new wells may be placed on production testing for up to six months.  If the operator believes a longer period for testing the well is needed to evaluate the productive capacity of the field properly,  the legislation provides a process by which an operator can request an extension to allow for additional testing – extended well testing (“EWT”).  After the initial six-month period or after an EWT program expires, the operator will be required to have the necessary gas and water reinjection equipment in place to continue operating the well according to existing environmental regulations.

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

License contracts are subject to royalty payments, which are usually a fixed percentage of the actual production that is verified by Perupetro. The regulations stipulate a minimum royalty payment of five percent for production less than 5,000 Boepd, increasing incrementally to a maximum of twenty percent for production greater than 100,000 Boepd. However, when a company bids for a license contract on a new area it can elect to voluntarily increase the royalty percentage above the sliding scale rate to increase its chances to win a successful bid for a block.  See Item 2. “Properties” for further information regarding royalties applicable to each Block.

During the exploration phase, operators are exempt from import duties and other forms of taxation applicable to goods intended for exploration activities. Exemptions are withdrawn at the production phase, but exceptions are made in certain instances, and the operator may be entitled to temporarily import goods tax-free for a two-year period (“Temporary Import”). Temporary Import may be extended for additional one year periods for up to two years upon operator request, approval of the MEM and authorization of SUNAD (Peruvian Customs Agency).

Taxable income is determined by deducting allowable operating and administrative expenses, including royalty payments. Income tax is levied on the income of the operator based upon the legal corporate tax rate in effect at the date the contract was signed. Operators engaged in the exploration and production of crude oil, natural gas and condensates must determine their taxable income separately for each license contract under which they operate. Where a contractor carries out these activities under different individual license contracts, it may offset its earnings before income tax under one license contract with losses under another license contract, as long as the contract with the loss is in the commercial production phase or has been relinquished, for purposes of determining the corporate income tax, provided that the individual license contracts are held by the same company, as Peruvian tax law does not permit filing a consolidated tax return for related companies. However, under no circumstances can the investment in the producing property be amortized for tax purposes unless the company is under the commercial stage of production.

Peruvian labor and safety legislation.  Our operations in Peru are also subject to the Labor Law, which governs the labor force in the petroleum sector. In addition, the Organic Hydrocarbon Law and related Safety Regulations for the Petroleum Industry also regulate the safety and health of workers involved in the development of hydrocarbon activities. All entities engaged in the performance of activities related to the petroleum industry must provide the General Hydrocarbons Bureau with the list of their personnel on a semi-annual basis, indicating their nationality, specialty and position. These entities must also train their workers on the application of safety measures in the operations and control of disasters and emergencies.  The regulations also contain provisions on accident prevention and personnel health and safety, which in turn include rules on living conditions, sanitary facilities, water quality at workplaces, medical assistance and first-aid services. Provisions specifically related to the exploration phase are also contained in the regulations and include safety measures related to camps, medical assistance, food conditions, and handling of explosives. Additional safety regulations may also become applicable as we expand and develop our operations.

The Labor laws and regulations also define the employer/employee relationship.  As such, employers can only terminate the employment relationship for just cause as established by Peruvian law.  If an employee is terminated for any reason other than those listed in the Law on Productivity and Labor Competitiveness, the employer will be required to pay an indemnity to the employee for arbitrary dismissal (calculated according to the length of service), or may be required to reinstate the employee.

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

The Organic Hydrocarbon Law also addresses the environmental regulatory regime in Peru. The law originally prohibited any mining or extractive operations within certain areas designated for protection.  We must comply with these obligations as we conduct our business on an ongoing basis. The Environmental Regulations for Hydrocarbon Activities provide that companies participating in the implementation of projects, performance of work and operation of facilities related to hydrocarbon activities are responsible for the emission, discharge and disposal of wastes into the environment. Companies file an annual report describing the company’s compliance with the current environmental legislation.

Companies involved in hydrocarbon activities must also prepare and file an Environmental Impact Study (“EIS”) or Environment Impact Assessment (“EIA”) with the DGAAE, which is part of the Ministry of Energy and Mines, in order for a Company to demonstrate that its activities will not adversely affect the environment and to show compliance with the maximum permissible emission limits set forth by the Ministry of Energy and Mines. An EIS must be prepared for each project to be carried out. All of these proposals must be approved by the DGAAE.

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

Any failure to comply with environmental protection laws and regulations, the import of contaminated products, or the failure to keep a monitoring register or send reports to the General Hydrocarbons Bureau in a timely fashion could subject the company responsible for non-compliance to fines. In addition, the General Hydrocarbons Bureau may consider imposing a prohibition or restriction of the relevant activity, an obligation to compensate the aggrieved parties and/or an obligation to immediately restore the area. The company responsible for any default may also be subject to a suspension of operations for a term of one, two or three months, or indefinitely. Furthermore, any contract entered into with the Peruvian government, the implementation of which jeopardizes or endangers the protection or conservation of protected natural areas, may be terminated.

We are subject to all present and future Peruvian environmental regulations applicable to the petroleum industry.  For example, we are required to obtain an environmental permit or approval from the government in Peru prior to conducting any seismic operations, drilling a well or constructing a pipeline in Peruvian territory, including the waters offshore in Peru where we currently conduct oil and gas operations.  The enactment and enforcement of environmental laws and regulations in Peru is relatively new. We are therefore uncertain how Peruvian authorities will enforce and supervise environmental compliance and standards.  Further, we cannot predict any future regulation or the cost associated with future compliance.

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

We will continue our efforts to comply with these requirements, which we believe are necessary to maintain successful long-term operations in the oil and gas industry. As part of this effort we have established guidelines for continuing compliance with environmental laws and regulations. In order to carry out our plan of operation, we are required to conduct environmental impact studies and obtain environmental approvals for operations. We have engaged outside consultants to perform these studies and assist us in obtaining necessary approvals. Our cost for these studies and assistance related to the Block Z-1, Block XIX, Block XXII and Block XXIII for the year ended December 31, 2012, 2011, and 2010 were approximately $0.5 million, $1.6 million, and $2.4 million, respectively.

We believe we are in compliance with national, state and local provisions regarding the regulation of discharge of materials into the environment, or otherwise relating to the protection of the environment. However, there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not negatively impact our operations in the future.

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

Research and Development

We seek to use advanced technologies in the evaluation of our oil and gas properties and in evaluating new opportunities. We generally do not develop such technologies internally, but our technical team works with outside vendors to test and utilize these technologies to the fullest extent practical, particularly in the application of geophysical and exploration software. We do not believe we have incurred any quantifiable incremental costs in connection with research and development.

Employees

As of December 31, 2012, we employed 27 full-time employees of BPZ Resources, Inc., and 217 full-time employees within our subsidiaries BPZ E&P, BPZ Marine Peru S.R.L., and Soluciones Energeticas, S.R.L.  We had one full-time employee in the Quito, Ecuador office.

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

Except as required by applicable law, we undertake no duty to provide an update of this information to the public and do not intend to provide such an update of this information.

We may not be able to replace our reserves. Our future success will depend upon our ability to find, acquire and develop oil and gas reserves that are economically recoverable. Any reserves we develop will decline as they are produced unless we are able to conduct successful revitalization activities or are able to replace the reserves by acquiring properties containing proven reserves, or both. To develop reserves and achieve production, we must implement our development and production programs, identify and produce previously overlooked or by-passed zones and shut-in wells, acquire additional properties or undertake other replacement activities. We can give no assurance that our planned development, revitalization, and acquisition activities will result in significant reserves replacement or that we will have success in discovering and producing reserves economically. We may not be able to locate geologically satisfactory property, particularly since we will be competing for such property with other oil and gas companies, most of which have much greater financial resources than we do. Moreover, even if desirable properties are available to us, we may not have sufficient funds with which to acquire or develop them.

As of December 31, 2012, approximately 87% of our estimated net proved reserves were undeveloped.There can be no assurance that all of these reserves will ultimately be developed or produced.  We own rights to oil and gas properties that have limited or no development. We can provide no guarantees that our properties will be developed profitably or that the potential oil and gas resources on the property will produce as expected if they are developed.

Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations.  The reserve data assumes that we will make significant capital expenditures to develop our reserves.  We have prepared estimates of our oil reserves and the costs associated with these reserves in accordance with industry standards.  However, the estimated costs may not be accurate, development may not occur as scheduled, or the actual results may not be as estimated.  We may not have or be able to obtain the capital we need to develop these proved reserves.

We have a limited operating history and have only been in commercial production in our Block Z-1 since November 2010. We are in the initial stages of developing our oil and natural gas reserves. We have transitioned from an extended well testing program into commercial production in the Corvina and Albacora fields in our Block Z-1 and have produced and sold oil under EWT programs in both fields in the past.  We are also subject to all of the risks inherent in attempting to expand a relatively new business venture. Such risks include, but are not limited to, the possible inability to profitably operate our existing properties or properties to be acquired in the future, our possible inability to fully fund the development requirements of such properties and our possible inability to acquire additional properties that will have a positive effect on our operations. We can provide no assurance that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of our securities.  Accordingly, we are subject to the risk that because of these factors and other general business risks noted throughout these “Risk Factors,” we may not be able to profitably execute our plan of operation.

We have not been profitable since we commenced operations and have historically had limited earnings from operations.  To date we have been unable to support our exploration and development activities solely through earnings from operations.  While we currently have a working capital surplus, the sources of our working capital surplus have generally been equity issuances, debt financings and asset sales rather than revenue from operations and we may incur working capital deficits in the future.  We cannot provide any assurance that we will be profitable in the future or that we will be able to generate cash from operations or financings to fund working capital deficits.

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

We evaluate our deferred tax assets generated in Peru for realization quarterly or whenever there is an indication that they are not realizable.  The ultimate realization of our foreign deferred tax assets is dependent upon the generation of future taxable income in Peru within the time periods required by applicable tax statutes.  Should we determine in the future that it is more likely than not that some portion or all of our foreign deferred tax assets will not be realized, we will be required to record a valuation allowance in connection with these deferred tax assets.  Such valuation allowance, if taken, would be recorded as a charge to income tax expense and our financial condition and operating results would be adversely affected in the period such determination is made.

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

Demand for oil and natural gas is highly volatile.  A substantial or extended decline in oil prices and to a limited extent natural gas prices may adversely affect our business, financial condition, cash flow, liquidity or results of operations as well as our ability to meet our capital expenditure obligations and financial commitments necessary to implement our business plan.  Any revenues, cash flow, profitability and future rate of growth we achieve will be greatly dependent upon prevailing prices for oil and gas. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also expected to be dependent on oil and gas prices.

Historically, oil and gas prices and markets have been volatile and are likely to be volatile again in the future. For example, oil and natural gas prices increased to historical highs in 2008 and then declined significantly over the last two quarters of 2008. These prices will likely continue to be volatile in the future. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control. Those factors include among others:

●	international political conditions (including wars and civil unrest, such as the recent unrest in the Middle East);
●	the domestic and foreign supply of oil and gas;
●	the level of consumer demand;
●	weather conditions;
●	domestic and foreign governmental regulations and other actions;
●	actions taken by the Organization of Petroleum Exporting Countries (“OPEC”);
●	the price and availability of alternative fuels; and
●	overall economic conditions.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas we can produce economically, if any, and, as such, may have a negative impact on our reserves.  A continuation of low or significant declines in oil and natural gas prices may materially affect our future business, financial condition, results of operations, liquidity and borrowing capacity, and may require a reduction in the carrying value of our oil and gas properties. While our revenues may increase if prevailing oil and gas prices increase significantly, exploration and production costs and acquisition costs for additional properties and reserves may also increase.  We currently do not enter into hedging arrangements or use derivative financial instruments such as crude oil forward and swap contracts to hedge our risk associated with fluctuations in commodity prices.

Any failure to meet our debt obligations, or the occurrence of a continuing default under our debt facilities or our Convertible Notes due 2015, would adversely affect our business and financial condition.  On January 27, 2011, we and our subsidiaries, Empresa Eléctrica Nueva Esperanza S.R.L. and BPZ E&P, entered into a Credit Agreement with Credit Suisse, as lender and administrative agent, dated January 27, 2011, wherein Credit Suisse provided a $40.0 million secured debt facility to our power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L., and we and our subsidiary, BPZ E&P, agreed to unconditionally guarantee the debt facility on an unsecured basis.

In addition, on July 6, 2011, we and our subsidiary, BPZ E&P, entered into a Credit Agreement with Credit Suisse, as administrative agent and lender, Standard Bank PLC (“Standard Bank”), as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, wherein the lenders provided a $75.0 million secured debt facility to BPZ E&P, and we agreed to unconditionally guarantee the $75.0 million secured debt financing.

The $40.0 million secured debt facility is secured, in part, by three LM6000 gas-fired packaged power units that were purchased by us from GE through our power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. The $40.0 million secured debt financing is also secured by certain other equipment and property pledged in favor of Credit Suisse and Credit Suisse International.  We and our subsidiary, BPZ E&P, also agreed to unconditionally guarantee the $40.0 million secured debt facility on an unsecured basis.

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

The debt facilities require us to comply with various operational and other covenants and provide for events of default customary for agreements of this type.

We recently amended our secured debt facilities to extend the compliance dates for certain covenants, to accommodate for delays in our development of our projects resulting from various factors.  In addition, we have recently requested and received waivers for not meeting certain production covenants.  Further amendments or waivers could become necessary and we can give no assurance we will be able to obtain such amendments, in which case we could default on our obligations to our lenders.

If an event of default occurs, Credit Suisse shall, upon the request of the majority lenders, or may, by notice to the borrower, (i) immediately terminate the lending commitments; (ii) declare all or part of the principal amount of the loans, together with accrued interest, immediately due and payable, without demand; provided that, all lending commitments shall automatically terminate and all amounts due and payable on any loan will automatically become immediately due and payable without notice if the borrower or any guarantor and any of their respective subsidiaries appoint a receiver, liquidator or trustee, make a general assignment for the benefit of their creditors, become insolvent, go bankrupt, liquidate, or are subject to certain monetary judgments exceeding in the aggregate, $3.0 million under the $40.0 million debt facility, or $30.0 million under the $75.0 million debt facility; and/or (iii) liquidate the security collateral and apply the proceeds thereof to pay the loans.  In addition, each of the debt facilities provides for a mandatory prepayment of the loans under certain circumstances.

At December 31, 2012, the remaining principal outstanding of $32.7 million under the $40.0 million debt facility and $35.0 million under the $75.0 million debt facility are fully secured with funds held in respective debt service reserve accounts.

In addition to our two debt facilities, during the first quarter of 2010, we issued $170.9 million of Convertible Notes due 2015, which bear interest semi-annually at a rate of 6.50% per year.  The Convertible Notes mature with repayment of $170.9 million (assuming no conversion by the note holders) due on March 1, 2015.  If a fundamental change occurs, holders of the notes may require us to repurchase, for cash, all or a portion of their notes.  In addition, upon conversion of the notes by any of the note holders, should the conditions for conversion occur, if we have elected to deliver cash in respect of all or a portion of our conversion obligation (other than solely cash in lieu of fractional shares), we will be required to pay cash in respect of all or a portion of our conversion obligation.  Should any notes not be redeemed or converted, repayment of the notes in cash is required at the maturity date.  We may not have sufficient funds to pay the interest, repurchase price or cash in respect of our conversion obligation when due.  If we fail to pay interest on the notes, repurchase the notes or pay any cash payment due when required (whether on an interest payment date, at maturity, upon repurchase, upon conversion or otherwise), we will be in default under the indenture governing the notes.  The indenture contains customary terms and covenants and events of default.  If an event of default (as defined therein) occurs and is continuing, the trustee, by notice to us, or the holders of at least 25% in aggregate principal amount of the Convertible Notes due 2015 then outstanding by notice to us and the trustee, may declare the principal and accrued and unpaid interest (including additional interest or premium, if any) on the Convertible Notes due 2015 to be due and payable.  In the case of an event of default arising out of certain bankruptcy events (as set forth in the Indenture), the principal and accrued and unpaid interest (including additional interest or premium, if any), on the notes will automatically become due and payable.

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

We require additional financing for the exploration and development of our oil and gas properties and the construction of our proposed power generation facility, pipeline and gas processing facility. Since becoming a public company on September 10, 2004, we have funded our operations with the net proceeds of (i) approximately $288 million in various private and public offerings of our common stock, (ii) $186.4 million in convertible debt financing, including $170.9 million of convertible debt financing sold in a private offering and $15.5 million in convertible debt financing from the International Finance Corporation (“IFC”) that was converted into approximately 1.5 million shares of our common stock in May 2008, (iii) $40.0 million in a credit facility with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”) in January 2011 (iv) $75.0 million in a credit facility with Credit Suisse and other parties in July 2011,  and (v) sale of a 49% participating interest in Block Z-1 for $150.0 million in 2012.  We began to generate revenues from operations in the fourth quarter of 2007.  We will need additional financing to fully implement our development plan. As we continue to execute our business plan and expand our operations, our cash generation from operations along with our commitments are likely to increase and, therefore, the likelihood of our seeking additional financing, either through the equity markets, debt financing, joint venture or a combination thereof may occur.  If we are unable to timely generate or obtain adequate funds to finance our exploration and development plans, our ability to develop our oil and natural gas reserves may be limited or substantially delayed. Such limitations or delays could result in a failure to realize the full potential value of our properties or could result in the potential loss of our oil and gas properties if we were unable to meet our obligations under the license agreements, which could, in turn, limit our ability to repay our debts. Inability to timely generate or obtain funds also could cause us to delay, scale back or abandon our plans for construction of our power generation facility, pipelines and gas processing facility.

Future amounts required to fund our activities may be obtained through additional equity and debt financing, joint venture arrangements, the sale of oil and gas interests, and/or future cash flows from operations. However, adequate funds may not be available when needed or may not be available on favorable terms. The exact nature and terms of such funding sources are unknown at this time, and there can be no assurance that we will obtain such funding or have funding available to adequately finance our future operations.

 Changes in the financial and credit market may impact economic growth, and, combined with the volatility of oil and natural gas prices, may also affect our ability to obtain funding on acceptable terms.  Global financial markets and economic conditions have been disrupted and volatile.  Accordingly, the equity capital markets can become exceedingly distressed.   Market discontinuities, credit risk pricing and the weak economic conditions, can make it difficult to obtain debt or equity capital funding.

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

Our business involves many uncertainties and operating risks that may prevent us from realizing profits and can cause substantial losses. Our exploration and production activities may be unsuccessful for many reasons, including weather, the drilling of dry holes, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well will not ensure we will realize a profit on our investment. A variety of factors, including geological, regulatory and market-related factors can cause a well to become uneconomical or only marginally economical. Our business involves a variety of operating risks, including:

•	fires;
•	explosions;
•	blow-outs and surface cratering;
•	uncontrollable flows of natural gas, oil and formation water;
●	natural disasters, such as earthquakes, tsunamis, typhoons and other adverse weather conditions;
•	pipe, cement, subsea well or pipeline failures;
•	casing collapses;
•	mechanical difficulties, such as lost or stuck oil field drilling and service tools;
•	abnormally pressured formations; or
•	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

Experiencing any of these operating risks could lead to problems with any well bores, platforms, gathering systems and processing facilities, which could adversely affect our present and future drilling operations. Affected drilling operations could further lead to substantial losses as a result of:

●	injury or loss of life;
●	severe damage to and destruction of property, natural resources and equipment;
●	pollution and other environmental damage;
●	clean-up responsibilities;
●	regulatory requirements, investigations and penalties;
•	suspension of our operations; or
•	repairs to resume operations.

If any of these risks occur, we may have to curtail or suspend any drilling or production operations and we could have our oil sales interrupted or suspended, which could have a material adverse impact on our financial condition, operations and ability to execute our business plan.

We conduct offshore exploration, exploitation and production operations off the coast of northwest Peru, all of which are also subject to a variety of operating risks peculiar to the marine environment. Such risks include collisions, groundings and damage or loss from adverse weather conditions or interference from commercial or artesian fishing activities. These conditions can cause substantial damage to facilities, tankers and vessels, as well as interrupt operations. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for exploration, exploitation and acquisitions or result in loss of equipment and properties.

Disruption of services provided by our vessels and tankers could temporarily impair our operations and delay delivery of our oil to be sold.  We depend on our marine fleet, which includes the deck barges BPZ-01, BPZ-02 and the crane barge Don Fernando, to act as support vessels for our offshore operations in our Corvina and Albacora fields in Block Z-1. In addition, we have two tank barges, the Nuuanu and Namoku, to use in support of our offshore oil production operations.  Both vessels are currently being used as a floating storage and offloading facility.  In addition, we have time chartered a double hull tank vessel to transport crude oil from our offshore production and storage facilities in the Corvina and Albacora fields to the Talara refinery approximately 70 miles south of the platform.  Any disruption or delay of the services to be provided by our vessels or tanker because of adverse weather conditions, accidents, mechanical failures, insufficient personnel or other events could temporarily impair our operations, delay implementation of our business plan, and increase our costs.

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

Our operations in Peru and Ecuador involve substantial costs and are subject to certain risks because the oil and gas industry in Peru and Ecuador is less developed in comparison to the United States. Because the oil and gas industry in Peru and Ecuador is less developed than in the United States, our drilling and development operations, in many instances, will take longer to complete and may cost more than similar operations in the United States. The availability of technical expertise and specific equipment and supplies may be more limited or costly in Peru and Ecuador than in the United States.  If we are unable to obtain or unable to obtain without undue cost drilling rigs, equipment, supplies or personnel, our exploitation and exploration operations could be delayed or adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.  Furthermore, once oil and natural gas production is recovered, there are fewer ways to transport it to market for sale. Marine transportation for our offshore operations is subject to risks such as adverse weather conditions, collisions, groundings and other risks of damage or delay. Pipeline and trucking operations are subject to uncertainty and lack of availability. Oil and natural gas pipelines and truck transport travel through miles of territory and are subject to the risk of diversion, destruction or delay. We expect that such factors will continue to subject our international operations to economic and operating risks that companies with domestic operations do not experience.

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

Social and political unrest in Peru and Peruvian election results could cause heightened scrutiny over oil and gas regulatory matters. We believe there has been recent heightened scrutiny over regulatory matters concerning oil and gas exploration and production and the award of licensing contracts in Peru, in large part due to social and political change.  In the last decade, Peru has experienced numerous occasions of social unrest, some violent at times, as a result of an increase in extractive industry development.

Peru’s most recent municipal and regional political elections were held in November 2010, and the next ones will be held in 2014.  The Peruvian Presidential and Congressional election was held in April 2011.  Mr. Ollanta Humala narrowly won the run-off Presidential election and took office on July 28, 2011, for a five-year term.  The campaigning leading up to the elections caused heightened attention to various topics, including the regulation of oil and gas companies operating in Peru, and related environmental law compliance.  For example, Mr. Humala has called for increased environmental regulation, including additional regulation and oversight of the hydrocarbon and mining sectors, and regulation to combat global climate change and decrease the emission of greenhouse gases.  In addition, during his campaign Mr. Humala proposed to raise royalties on oil and gas production, which would help fund domestic social-regeneration projects.  The Humala administration also recently negotiated with mining companies to raise royalties and taxes on the mining sector in Peru.  While spokespersons for the new administration have stated the new administration intends to honor existing contracts, avoid nationalization and support continued development of oil and gas activities, as a result of these elections, a shift in policy could occur with respect to the regulation of oil and gas companies making it more difficult or expensive to operate in such an environment.

Similarly, in December 2011 President Humala replaced a significant part of his cabinet including the Prime Minister and the Minster of Energy & Mines, after the prime minister and cabinet members resigned following President Humala’s declaration of a state of emergency in the region of Cajamarca following seemingly intractable protests over the environmental issues of a major new mining development in the region.  In July 2012, there were additional cabinet changes due to anti-mining protests.

We are subject to numerous foreign laws and regulations of the oil and natural gas industry that can adversely affect the cost, manner or feasibility of doing business. Our operations are subject to extensive foreign laws and regulations relating to the exploration for oil and natural gas and the development, production and transportation of oil and natural gas, as well as electrical power generation.  Because the oil and gas industry in the countries in which we operate is less developed than elsewhere, changes in laws and interpretations of laws are more likely to occur than in countries with a more developed oil and gas industry.  Future laws or regulations, as well as any adverse change in the interpretation of existing laws or our failure to comply with existing legal requirements may harm our results of operations and financial condition. In particular, there are indications that the administration in Ecuador may increase state intervention in the economy via new legislation and tightening control of areas such as energy, which could have a significant impact on our investment in that country or our ability to operate in the future in that country. We may be required to make our share of contributions to large and unanticipated expenditures to comply with governmental regulations, such as:

•	work program guarantees and other financial responsibility requirements;
•	taxation;
•	royalty requirements;
•	customer requirements;
●	employee compensation and benefit costs;
●	operational reporting;
●	environmental and safety requirements; and
●	unitization requirements.

Under these laws and regulations, we could be liable for our share of:

•	personal injuries;
•	property and natural resource damages;
•	unexpected employee compensation and benefit costs;
•	governmental infringements and sanctions; and
●	unitization payments.

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

We are subject to environmental regulatory and permitting laws and regulations that can adversely affect the cost, manner and feasibility of our planned operations. The exploration for, and the development, production and sale of oil and gas in South America, and the construction and operation of power generation and gas processing facilities and pipelines in South America are subject to extensive environmental, health and safety laws and regulations. Our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. For example, we are required to obtain an environmental permit or approval from the government in Peru prior to conducting seismic operations, drilling a well or constructing a pipeline in Peruvian territory, including the waters offshore of Peru, where we intend to conduct future oil and gas operations. We are also required to comply with numerous environmental regulations in order to transition from exploration into production in any new fields we develop.  Additionally, environmental laws and regulations promulgated in Peru impose substantial restrictions on, among other things, the use of natural resources, interference with the natural environment, the location of facilities, the handling and storage of hazardous materials such as hydrocarbons, the use of radioactive material, the disposal of waste, and the emission of noise and other activities. The laws create additional monitoring and reporting obligations in the event of any spillage or unregulated discharge of hazardous materials such as hydrocarbons. Failure to comply with these laws and regulations also may result in the suspension or termination of our planned drilling operations and subject us to administrative, civil and criminal penalties.

Our current permits and authorizations and our ability to obtain future permits and authorizations may, over time, be susceptible to increased scrutiny, resulting in increased costs, or delays in receiving appropriate authorizations. In particular, we may experience delays in obtaining permits and authorizations in Peru necessary for our operations.  For example, in 2009, we attempted to acquire 3-D seismic data in Block Z-1, but stopped our seismic acquisition program at the request of the government.  The environmental permit to acquire approximately 1,600 square kms of 3-D seismic data in our offshore Block Z-1 was eventually granted by the DGAAE on November 3, 2011.

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

Construction and operation of power generation and pipelines involve significant risks and delays that cannot always be covered by insurance or contractual protections. The construction of power generation and pipelines involve many risks, including:

•	supply interruptions;
•	work stoppages;
•	labor disputes;
•	social unrest;
●	inability to negotiate acceptable construction, supply or other contracts;
•	inability to obtain required governmental permits and approvals;
•	weather interferences;
•	unforeseen engineering, environmental and geological problems;
•	unanticipated cost overruns;
•	possible delays in the acquisition of support equipment necessary for our gas turbines;
●	possible delays in transporting the necessary equipment to our planned facility in Northern Peru;
●	possible delays in connection with power plant construction;
●	possible delays or difficulties in completing financing arrangements for the gas-to-power project; and
●	possible difficulties or delays with respect to any necessary Peruvian regulatory compliance.

The ongoing construction and future operation of these facilities involve all of the risks described above, in addition to risks relating to the breakdown or failure of equipment or processes and performances below expected levels of output or efficiency. We intend to maintain commercially reasonable levels of insurance, where such insurance is available and cost-effective, obtain warranties from vendors and obligate contractors to meet certain performance levels. However, the coverage or proceeds of any such insurance, warranties or performance guarantees may not be adequate to cover lost revenues or increased expenses. Any of these risks could cause us to operate below expected capacity levels, which in turn could result in lost revenues, increased expenses and higher costs.

 The success of our gas-to-power project will depend, in part, on the existence and growth of markets for natural gas and electricity in Peru. Peru has a well-developed and stable market for electricity. Hydroelectric and gas-fired thermal power plants are the primary sources of electric generation, with each source providing approximately 50%.  Hydroelectric plants are much less expensive to operate than plants that utilize natural gas, but they are subject to variable output based on rainfall and reservoir levels.  Peru has natural gas reserves and production, but does not have a well-developed natural gas infrastructure, particularly in northwest Peru where we operate. Our immediate business plan relies on the continued stability of the power market in Peru. We currently do not expect to complete our power plant until 2015. Our assessment of the future power market and demand in Peru could be inaccurate. We are subject to the following risks that:

•
relatively more favorable business conditions for hydroelectric plants, a material reduction in power demand or other competitive issues may adversely affect the demand and prices for the electricity that we expect to produce by the time the power plant is completed;

•	our lifting costs could exceed the minimum wholesale power prices available, making the sale of our gas uneconomical;
•	gas supply and reserves may not deliver as forecasted;
•
potential disruptions or changes to the regulation of the natural gas or power markets in these countries could occur by the time our power plant is completed, or we may not receive the necessary environmental or other permits and governmental approvals necessary to operate our power plant;

●
although we plan to enter into long-term contracts to sell a significant part of our future power production, there can be no assurance that we will be successful in obtaining such contracts or that they will be on favorable terms; and

•
we will be subject to the general commercial issues related to being in the power business, including the credit-worthiness of, and collections from future customers and the ability to profitably operate our future power plant.

We are assessing additional joint venture or partner relationships in our other Blocks and power generation project which subjects us to additional risks that could have a material adverse effect on the success of our operations, our financial position and our results of operations.  In April 2012, we selected a joint venture partner concerning our interest and operations under our offshore Block Z-1 License Contract, and we may enter into additional joint venture arrangements in the future for this or our other Blocks and power generation project. These third parties may have obligations that are important to the success of the joint venture, including technical and operational as well as the obligation to pay their share of capital and other costs of the joint venture. The performance of these obligations, including the ability of the third parties to satisfy their obligations under these arrangements, is outside our direct control. If these parties do not satisfy their obligations under these arrangements, our business may be adversely affected. Any joint venture arrangements we may enter into may involve risks not otherwise present when exploring and developing properties directly, including, for example:

•	our joint venture partners may share certain approval rights over major decisions;
•	our joint venture partners may not pay their share of the joint venture’s obligations, leaving us liable for their shares of joint venture liabilities;
•	we may incur liabilities as a result of an action taken by our joint venture partners;
•	our joint venture partners may have economic or business interests or goals that are inconsistent with or adverse to our interests or goals;
●	our joint venture partners may be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives; and
•	disputes between us and our joint venture partners may result in delays, litigation or operational impasses.

The risks described above or the failure to continue our joint venture or to resolve disagreements with our joint venture partner could adversely affect our ability to transact the business that is the subject of such joint venture and increase our expenses, which would in turn negatively affect our financial position and results of operations.

If we fail to comply with the terms of certain contracts related to our foreign operations, we could lose our rights under each of those contracts. The terms of each of our Peruvian oil and gas license contracts, require that we perform certain activities, such as seismic acquisition, processing and interpretations and the drilling of required wells in accordance with those contracts and agreements. We are also required to conduct environmental impact studies and environmental impact assessments and establish our ability to comply with environmental regulations.  Our failure to timely perform those activities as required could result in the suspension of our current production and sale of oil, the loss of our rights under a particular contract and/or the loss of the amounts we have posted as a guaranty for the performance of such activities, which would result in a significant loss to us.

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

A cyber incident could result in information theft, data corruption, operational disruption, and/or financial loss.  Businesses have become increasingly dependent on digital technologies to conduct day-to-day operations. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. A cyber attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial of service on websites.

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

Our technologies, systems and networks, and those of our business partners may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period.

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

•	a deliberate corruption of our financial or operational data could result in events of non-compliance which could lead to regulatory fines or penalties; and
●	significant business interruptions could result in expensive remediation efforts, distraction of management, damage to our reputation, or a negative impact on the price of our common stock.

Although to date we have not experienced any material losses relating to cyber incidents, there can be no assurance that we will not suffer such losses in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

The loss of senior management or key technical personnel could adversely affect us. We have engaged certain members of management who have substantial expertise in the type of endeavors we presently conduct and the geographical areas in which we conduct them. We do not maintain any life insurance against the loss of any of these individuals. To the extent their services become unavailable, we will be required to retain other qualified personnel. There can be no assurance we will be able to recruit and hire qualified persons on acceptable terms.  Similarly, the oil and gas exploration industry requires the use of personnel with substantial technical expertise. In the event that the services of our current technical personnel become unavailable, we will need to hire qualified personnel to take their place. No assurance can be given that we will be able to recruit and hire such persons on acceptable terms.  Inability to replace lost members of management or key technical personnel may adversely affect us.

Insurance does not cover all risks. Exploration for, and the production of, oil and natural gas can be hazardous, involving unforeseen occurrences such as blowouts, cratering, fires and loss of well control, which can result in (i) damage to or destruction of wells and/or production facilities, (ii) damage to or destruction of formations, (iii) injury to persons, (iv) loss of life, or (v) damage to property, the environment or natural resources. As a result, we presently maintain insurance coverage in amounts consistent with our business activities and to the extent required by our license contracts. Such insurance coverage includes certain physical damage to our and third parties’ property, hull and machinery, protection and indemnity, employer’s liability, comprehensive third party general liability, workers’ compensation and certain pollution and environmental risks. However, we are not fully insured against all risks in all aspects of our business, such as political risk, civil unrest, war, business interruption, environmental damage and reservoir loss or damage. Further, no such insurance coverage can insure for all operational or environmental risks. The occurrence of an event that is not insured or not fully insured could result in losses to us. For example, uninsured or under insured environmental damages, property damages or damages related to personal injuries could divert capital needed to implement our plan of operation. If any such uninsured losses are significant, we may have to curtail or suspend our drilling or other operations until such time as replacement capital is obtained, if ever, and this could have a material adverse impact on our financial position.

We have entered into a significant joint venture. This joint venture limits our operations and corporate flexibility in Block Z-1; actions taken by our joint venture partner in Block Z-1 may materially impact our financial position and results of operation; and we may not realize the benefits we expect from this joint venture. On April 27, 2012, we entered into a joint venture relationship with Pacific Rubiales concerning Block Z-1, which on December 14, 2012 Perupetro approved the terms of the amendment to the Block Z-1 license contract to recognize the sale of a 49% participating interest.  The following aspects of this joint venture could materially impact the Company: The development of Block Z-1 is subject to the terms and conditions of a Joint Operating Agreement and we no longer have unlimited flexibility to control the development of this property. The performance of our joint venture partner’s obligations under the Joint Operating Agreement is outside of our direct control. The ability or failure of our joint venture partner to pay its funding commitment, including costs to be paid on our behalf during the drilling term, could increase our costs of operations or result in reduced drilling and production of oil and gas, or loss of rights to develop Block Z-1. These restrictions may preclude transactions that could be beneficial to our shareholders. Pacific Rubiales will become the technical operator of the field under and Operating Services Agreement. Their ability to deliver the continued safe and efficient operations of the block under this agreement will have a material impact to the Company. Disputes between us and our joint venture partner may result in litigation or arbitration that would increase our expenses, delay or terminate projects and distract our officers and directors from focusing their time and effort on our business.

Disclosure of certain operating information as required by Section 1504 of the Dodd-Frank Act could have a negative impact on our competitiveness.  On August 22, 2012, the SEC issued final rules: Disclosure of Payments by Resource Extraction Issuers (Final Rules), as required by the Dodd-Frank Act. As a result, beginning in 2014, we must provide information about the type and total amount of payments made for each project related to the commercial development of oil, natural gas, or minerals, and the type and total amount of payments made to each government. Disclosure of this type of information could put us at a competitive disadvantage to companies that are not required to make such disclosures.

Risks Relating to Our Securities

Investor profits, if any, may be limited for the near future. In the past, we have never paid a dividend. We do not anticipate paying any dividends in the near future. Accordingly, investors in our common stock may not derive any profits from their investment in us for the foreseeable future, other than through any price appreciation of our common stock that may occur. Further, any appreciation in the price of our common stock may be limited or nonexistent as long as we continue to have operating losses. We have not been profitable and have accumulated deficits of operations totaling $373.9 million through December 31, 2012.  To date we have had limited revenue and no earnings from operations.  There can be no assurances that sufficient revenue to cover total expenses can be achieved until, if at all, we fully implement our operational plan.

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
•       realization of any of the risks described in this section; and
•       general market and economic conditions.

Because we are a relatively new public company, these fluctuations may be more significant for us than they would be for a company whose stock has been publicly traded over an extended period of time.

In addition, the stock market has experienced in the past, and may again in the future, experience extreme price and volume fluctuations. These market fluctuations may materially and adversely affect the trading price of our common stock, regardless of our actual operating performance.

Additional infusions of capital may have a dilutive effect on existing shareholders. To finance our operations, we may sell additional shares of our common stock.  During the first quarter of 2010, we issued $170.9 million of Convertible Notes that mature in 2015 that, if converted to common stock, could significantly increase the amount of our common shares outstanding by up to approximately 28.9 million shares.  We currently have $134.6 million in common stock available under an effective shelf registration statement, and another $500.0 million available under the same shelf registration statement for debt securities, common stock, preferred stock, depositary shares and securities warrants, subscription rights, units, and guarantees of debt securities or any combination thereof, which we may sell from time to time in one or more offerings pursuant to underwritten public offerings, negotiated transactions, at the market transactions, block trades or a combination of these methods. Our certificate of formation does not provide for preemptive rights.  Any additional equity financing that we receive may involve substantial dilution to our then-existing shareholders. Furthermore, we may issue common stock to acquire properties, assets, or businesses. In the event that any such shares are issued, the proportionate ownership and voting power of other shareholders will be reduced. In addition, we are authorized to issue up to 25,000,000 shares of preferred stock, the rights and preferences of which may be designated by our Board of Directors. If we issue shares of preferred stock, such preferred stock may have rights and preferences that are superior to those of our common stock.

Our operations may not generate sufficient cash to enable us to service our debt, including the Convertible Notes due 2015, the $40.0 million credit facility with Credit Suisse or the $75.0 million credit facility with Credit Suisse.  Our future cash flow may be insufficient to meet our debt obligations and commitments. Any insufficiency could negatively impact our business.  A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt, including the Convertible Notes due 2015, the $40.0 million credit facility with Credit Suisse and the $75.0 million credit facility with Credit Suisse. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control.

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

●	refinancing or restructuring our debt;
●	selling assets;
●	reducing or delaying capital investments; or
●	seeking to raise additional capital.

However, any alternative financing plans that we undertake, if necessary, may not allow us to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.  At December 31, 2012, the remaining principal outstanding of $32.7 million under the $40.0 million debt facility and $35.0 million under the $75.0 million debt facility are fully secured with funds held in respective debt service reserve accounts.

Shares eligible for future sale by our current shareholders may impair our ability to raise capital through the sale of our stock. As of December 31, 2012, we had 116.9 million shares of common stock issued and outstanding. In addition, we currently have outstanding 34.4 million shares of potentially dilutive securities, which mainly consist of approximately 28.9 million shares that are potentially convertible under our Convertible Notes due 2015 and 5.5 million options granted under our 2005 and 2007 Long-Term Incentive Compensation Plan, as amended.  We also have an additional 2.9 million shares of common stock allocated under our 2007 Long-Term Incentive Compensation Plan and our 2007 Directors’ Compensation Incentive Plan.  The possibility that substantial amounts of shares of our common stock may be sold in the public market may cause prevailing market prices for our common stock to decrease and thus could impair our ability to raise capital through the sale of our equity securities.

Our officers, directors, entities affiliated with them and certain institutional investors may exercise significant control over us. In the aggregate, our management and directors own or control approximately 5.6% of our common stock, and several institutional investors own approximately another 38.3% of our common stock, issued as of December 31, 2012.  These shareholders own in total approximately 43.9%, and, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Offices

Our corporate headquarters office is in Houston, Texas, where we lease approximately 13,300 square feet of office space under a lease agreement which expires in February 2016. We also currently lease administrative offices and warehouses in Peru. The administrative office and warehouse leased areas are approximately 22,500 square feet and 101,000 square feet, respectively. The administrative office lease expires in July 2014 and the warehouse lease expires in December 2014. Additionally, we lease an administrative office in Quito, Ecuador of 829 square feet under a month-to-month lease.

Properties in Peru

We currently have rights to four properties in northwest Peru. We have working interests in license contracts for 51% in Block Z-1, 100% in Block XIX, 100% in Block XXII and 100% in Block XXIII. The license contracts afford an initial exploration phase of seven years.  As described below, each license contract provides for additional exploration periods which can extend the exploration phase of the license contract.  If exploration efforts are successful, the license contracts term can extend up to 30 years for oil production and up to 40 years for gas production.  In the event a block contains both oil and gas, as is the case in the Block Z-1 contract, the 40-year term may apply to oil production as well. These four blocks cover a combined area of approximately 2.2 million acres.

The following table is a summary of our properties in northwest Peru. As of December 31, 2012, only acreage in Block Z-1 has been partially developed.

PROPERTY	BASIN	BPZ'S OWNERSHIP	LICENSE CONTRACT SIGNED	UNDEVELOPED ACRES		DEVELOPED ACRES		PRODUCTIVE WELLS (1) (2) (3)
				Gross	Net	Gross	Net	Gross	Net
Block Z-1	Tumbes/Talara	51%	November 2001	554,200	282,642	800	408	11	5.6
Block XIX	Tumbes/Talara	100%	December 2003	473,000	473,000
Block XXII	Lancones/Talara	100%	November 2007	912,000	912,000
Block XXIII	Tumbes/Talara	100%	November 2007	230,000	230,000
Total				2,169,200	1,897,642	800	408	11	5.6

(1)
Does not include the CX11-16X well which tested quantities of gas which we believe to be of commercial amounts and is currently shut-in. Until such time as sufficient funding has been secured and the necessary infrastructure is in place for our gas-to power project, we cannot classify any of these reserves as proved SEC reserves nor refer to the well as productive.

(2)	Includes all oil producing wells we have developed. At December 31, 2012, seven gross (3.6 net) wells were under production and four gross (2.0 net) wells were producing intermittently.

(3)	Does not include the CX11-22D or A-12F wells as these wells have been converted to either water or gas reinjection wells.

Description of Block Z-1 and License Contract

Block Z-1, a coastal offshore area encompassing approximately 555,000 gross acres, is situated at the southern end of the Gulf of Guayaquil in northwest Peru. Geologically, the block lies within the Tumbes Basin.  From the coastline, water depths increase gradually. The average water depth of the area is approximately 200 feet and approximately 10% of the area has depths ranging from 500 feet up to 1,000 feet. Located within Block Z-1 are five structures which were drilled in the 1970s and 1980s by previous operators, including Tenneco Inc. and Belco Oil and Gas Corporation (“Belco”). These structures are known as the Albacora, Barracuda, Corvina, Delfin and Piedra Redonda fields. With the exception of the Barracuda field, the other four fields have exploration wells drilled that tested positive for oil or gas in what we believe to be economic quantities while drilling at depths ranging from 6,000 to 12,000 feet. However, at the time the wells were drilled, it was not considered economically viable to produce and sell natural gas from the fields. Consequently, the wells were either suspended or abandoned.

In the Corvina field, five wells were drilled, including two wells drilled by Tenneco Inc. in the mid-1970s and three wells drilled by Belco in the late 1970s and early 1980s. Two drilling and production platforms were set up by Belco during this period in the Corvina field.  The first platform is located in the East Corvina prospect field and, based on the engineering study, is not suitable for our future development plans and therefore requires us to build a new platform prior to initiating any drilling activities in this section of the Corvina field. The second platform, CX-11, is located in the West Corvina development field and is currently being used in our West Corvina drilling and production activities.  All five of the previously drilled wells in the Corvina field encountered indications of natural gas and apparent reservoir-quality formations.  In September 2012, our new CX-15 platform was anchored at the West Corvina field location, one mile south of the existing CX-11 platform.  On November 8, 2012, we received an environmental permit from the DGAAE allowing us to begin the drilling and subsequent operation of all production and injection facilities on the new CX-15 platform at the Corvina field.

In the Albacora field, three wells were drilled and produced oil for a very limited time. The original drilling and production platform set up by Tenneco Inc. during this period is still in place in the Albacora field and has been repaired, refurbished and placed into service by us. The Albacora field is located in the northern part of our offshore Block Z-1.  It consists of approximately 7,500 gross acres and, is located in water depths of less than 200 feet.

In the Piedra Redonda field, two wells were drilled by Belco in the late 1970s and early 1980s. Indications of natural gas were present in both wells. One well was completed, while the other well encountered abnormally high pressures and was abandoned for mechanical reasons prior to reaching its intended total depth.  After conducting engineering feasibility studies, we have determined the existing platform located in the Piedra Redonda field is not suitable for our future development plans and therefore we must consider other options for development in this field.  In any development plan, we do not expect to recomplete the previously drilled and completed well by Belco due to our uncertainty of the mechanical condition and potentially high wellhead pressure of the well.

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

In December 2012, we completed the sale of a 49% participating interest in the Block Z-1 license contract to Pacific Rubiales.  We now own 51% participating interest in Block Z-1.

Although Perupetro denied our request to extend the exploration phase by three years, the Block Z-1 License Contract permits us to keep the current contract area, provided we commit to additional exploration activities every two years, for a maximum period of up to six years.  The additional exploration commitment requires us to drill one exploratory well, or perform ten exploratory work units per each 10,000 hectares (approximately 25,000 acres), every two years for up to a maximum period of six years, in order to keep the remaining contract area.  We received approval from Perupetro for the initial two-year period and have committed to drill an exploratory well.   The end date for the initial two-year period will be determined from the approval date of the environmental permit.

A performance bond of $1.0 million was posted for cash collateral of $1.0 million related to the fourth exploration period. The performance bond will be released at the end of the exploration period if the work commitment for that period has been satisfied. In 2012, we completed sufficient 3-D seismic to satisfy the requirement of the fourth exploration period.  In addition, we are required to make technology transfer payments related to training costs of Perupetro professional staff during the exploration phase of $50,000 per year.

On November 21, 2007, we submitted a letter to Perupetro declaring a commercial discovery in the Block Z-1 field.  On May 19, 2008 we filed the field development plan with Perupetro.  In November 2010, after obtaining an extension of our original proposed First Date of Commercial Production, we placed the Block Z-1 into commercial production.

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

Description of Block XIX and License Contract

Block XIX covers approximately 473,000 gross acres, lying entirely onshore and adjacent to Block Z-1 in northwest Peru. Geologically, the block lies primarily within the Tumbes Basin of Oligocene-Neogene age, but also covers part of the Talara Basin to the south.  Several older wells showed evidence of gas potential in the Mancora formation as well as oil shows from the Heath Formation.  The sections of the Tumbes and Talara Basins in Block XIX are primarily exploratory areas and have had limited drilling and seismic activity.  However, the Mancora formation is expected to continue from offshore in Block Z-1 in Piedra Redonda through Block XXIII, also under license to us, and into Block XIX, an area which spans approximately fifty miles.

In December 2003, we signed a license contract whereby we acquired a 100% interest in Block XIX. The term for the exploration period is seven years and can be extended under certain circumstances for an additional period of up to four years. If a commercial discovery is made during the exploration period, the contract will allow for the production of oil for a period of 30 years from the effective date of the contract and the production of gas for a period of 40 years. In the event a block contains both oil and gas, the 40-year term may apply to oil production as well. Royalties under the contract vary from 5% to 20% based on production volumes. Royalties start at 5% if and when production is less than 5,000 Boepd and are capped at 20% if and when production surpasses 100,000 Boepd.

The seven-year exploration phase in the Block XIX License Contract is divided into five periods of 18 months, 24 months, 15 months, 15 months and 12 months, respectively. We are in the fourth exploration period.  After satisfying our commitments under the third exploration period by drilling the PLG-1X well in 2011, the fourth exploration period is under suspension while the approval of an environmental impact study by the DGAAE is obtained to conduct a limited 3-D seismic survey.  Once approval is obtained, we will reestablish timelines for the remaining exploration periods.

As of December 31, 2012, we had a $585,000 bond posted for $292,500 in cash collateral as required under the license contract. The fifth exploration period will require a performance bond of $585,000. The performance bond amounts are not cumulative, and will be released at the end of each exploration period if the work commitment for that period has been satisfied. In addition, we are required to make technology transfer payments related to training costs of Perupetro professional staff during the exploration phase in the amount of $5,000 per year. We must declare a commercial discovery no later than the end of the last exploration period, including any extensions or deferments in order to retain the block.

Under the terms of the Block XIX License Contract, we are required to relinquish 20% of the least prospective licensed acreage by the end of the fourth exploration period.  Accordingly, we intend to retain the most prospective acreage identified.  At the end of the exploration phase, we may keep the remainder of the contract area, provided we commit to pursue and implement an additional work program every two years, for up to a maximum of four years. The additional exploration commitment requires us to drill one exploratory well, or conduct certain exploratory working equivalent units, every two years, for up to a maximum period of four years, in order to keep the remaining contract area.  If we decide not to continue this minimum work program, we will only be allowed to keep the area over the fields discovered, plus a technical security zone around those areas.

Description of Block XXII and License Contract

On November 21, 2007, we signed a license contract whereby we acquired a 100% interest in Block XXII.  Block XXII is located onshore in northwest Peru within the Lancones Basin of Cretaceous—Upper Eocene Age and covers an area of approximately 912,000 gross acres. The Lancones Basin is primarily an exploratory area and has had limited drilling and seismic activity.  The southern sector of this block also covers the productive Talara basin of northwest Peru, near the Talara Refinery.  The exploration period of the license contract extends over a seven-year period divided into five periods of four periods of 18 months and a final period of 12 months.  Under certain circumstances, the exploration periods may be extended for an additional period of up to three years.  We are in the second exploration period and are currently awaiting the approval of an environmental impact study by the DGAAE in order to drill a well. Once approval is obtained, we will reestablish timelines for the remaining exploration periods. Drilling of the well in Block XXII is not expected to begin earlier than late 2014.   In each subsequent period after the first 18 month period, we are required to drill an exploratory well or perform other equivalent work commitments.  If a commercial discovery is made during the exploration period, the contract will allow for the production of oil for a period of 30 years from the effective date of the contract and the production of gas for a period of 40 years. In the event a block contains both oil and gas, the 40-year term may apply to oil production as well. Royalties under the contract vary from 15% to 30% based on production volumes.  Royalties start at 15% if production is less than 5,000 Boepd and are capped at 30% if production surpasses 100,000 Boepd.

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

Description of Block XXIII and License Contract

On November 21, 2007, we signed a license contract whereby we acquired a 100% interest in Block XXIII, which consists of approximately 230,000 gross acres and is located onshore in northwest Peru between Blocks Z-1 and XIX.  This block is located in the Tumbes Basin, although in its southern section, the Talara Basin, sediments may be found deeper.  The sections of the Tumbes and Talara Basins in Block XXIII are primarily exploratory areas and have had limited drilling and seismic activity.  The exploration period of the license contract extends over a seven-year period divided into two periods of 18 months and two periods of 24 months.  We are in the second exploration period; however, the 18-month timeframe to conduct exploration activities is on suspension until an approval of an environmental impact study, by the DGAAE in order to drill a well is obtained.  The environmental assessment was approved in January 2013.  We will reestablish timelines for the remaining exploration periods. If a commercial discovery is made during the exploration period, the contract will allow for the production of oil for a period of 30 years from the effective date of the contract and the production of gas for a period of 40 years. In the event the block contains both oil and gas, the 40-year term may apply to oil production as well. Royalties under the contract vary from 15% to 30% based on production volumes.  Royalties start at 15% if production is less than 5,000 Boepd and are capped at 30% if production surpasses 100,000 Boepd.

In connection with the second exploration period, we were required to obtain a performance bond of $3,390,000 that is secured by cash collateral in the amount of $1,695,000. Performance bond amounts are not cumulative, and will be released at the end of each exploration period if the work commitment for that period has been satisfied.

Under the Block XXIII License Contract, we are required to relinquish 20% of the least prospective original agreement area at the end of the third period and at least another 30% of the original agreement area at the end of the fourth period such that at the end of the fourth period, we will have released 50% of the original agreement area. Accordingly, we intend to retain the most prospective acreage identified.  The contract does not call for any additional relinquishment of acreage within the contract area and we may retain the remaining un-relinquished area for the remainder of the contract life provided we continue executing an exploration work program as defined under the license contract.  If we decide not to continue this exploration work program, we will only be allowed to keep the fields discovered and the surrounding five kilometer areas for the remainder of the contract life.

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

As of December 31, 2012, we owned a 51% working interest in the Corvina and Albacora fields that require Peruvian government royalties of 5% to 20% of revenue depending on the level of production.  The effect of these royalty interest payments is reflected in the calculation of our net proved reserves.  Our estimate of proved reserves has been prepared under the assumption that our license contract will allow production for the possible 40-year term for both oil and gas, as more fully discussed under “Description of Block Z-1” above.

Net Proved Crude Oil Reserves and Future Net Cash Flows
As of December 31, 2012
Based on Average First Day-of-the-Month Fiscal-Year Prices

	Actual	Estimated Future Capital Expenditures
	(In MBbls)	(In thousands)
Proved Developed Producing	1,679	$1,020
Proved Developed Not Producing	446	102
Proved Undeveloped	14,301	80,292
Total	16,426	$81,414

Standardized Measure of Discounted Future Net Cash Flows, Discounted @ 10% (in thousands)	$891,313

These estimates are based upon a reserve report prepared by NSAI, independent petroleum engineers.  NSAI used internally developed reserve estimates and criteria in compliance with the SEC guidelines based on data provided by us.   See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proved Reserves,”  “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Standardized Measure of Discounted Future Net Cash Flows” and “Supplemental Oil and Gas Disclosure,” in Item 8. “Financial Statements and Supplementary Data.” NSAI’s report is attached as Exhibit 99.1 to this Form 10-K.

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

As of December 31, 2012, we did not have any proved undeveloped reserves previously disclosed that have remained undeveloped for five years or more.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

Our policies regarding internal controls over the recording of reserves estimates requires reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles.

Our Chief Operating Officer is responsible for compliance in reserves bookings and utilizes the reserves estimates made by our third party reserve consultant, NSAI, for the preparation of our reserve report. Our Chief Operating Officer is a chemical engineer with over 36 years of supervisory and operating experience in the domestic and international oil and gas industry.  He holds a Bachelor of Science in Chemical Engineering Degree from Louisiana State University.

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

The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Dan Smith and Mr. John Hattner.  Mr. Smith has been practicing consulting petroleum engineering at NSAI since 1980.  Mr. Smith is a Licensed Professional Engineer in the State of Texas (No. 49093) and has over 30 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves.  He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering.  Mr. Hattner has been practicing consulting petroleum geology at NSAI since 1991.  Mr. Hattner is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 559) and has over 30 years of practical experience in petroleum geosciences, with over 20 years experience in the estimation and evaluation of reserves.  He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary's College of California in 1989 with a Master of Business Administration Degree.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

Development of Proved Reserves

As of December 31, 2012, we had proved reserves of 16.4 MMBbls which represents a decrease from the proved reserves at December 31, 2011 of 34.7 MMBbls.  In December 2012, we completed the sale of a 49% participating interest in the Block Z-1 license contract.  This resulted in sales of reserves in place of 16.4 MMbls of proved reserves. We now own a 51% participating interest in Block Z-1.  The proved reserves associated with proved developed producing wells decreased by 2.8 MMBbls to 1.7 MMBbls in 2012 from 4.5 MMBbls in 2011.  Reductions to proved developed non–producing reserves were 1.7 MMBbls, bringing the total of proved developed non–producing reserves at December 31, 2012 to 0.4 MMBbls compared to 2.1 MMBbls in 2011.  The reserves associated with proved undeveloped areas decreased by 13.8 MMBbls to 14.3 MMBbls at December 31, 2012 from 28.1 MMBbls in 2011.

Production, Average Sales Price and Production Costs.

The following table presents our oil sales volumes, average realized sales prices per Bbl and average production costs per Bbl for the indicated periods.

			Average
	Sales (1)	Average Sales	Production
	Volumes (MBbls)	Price	Cost (2)

2012	1,187.8	$103.31	$44.16
2011	1,379.6	$101.01	$36.82
2010	1,517.7	$72.53	$21.47

(1)	We inventory our oil that has not been sold. Therefore, per unit costs, after allocating operating costs to inventory, are based on sales volume.
(2)	Production costs include the oil production, transportation and workover costs as well as field maintenance and repair costs.

Acreage; Productive Wells

The following table shows approximately the number of developed and undeveloped acres as of December 31, 2012:

	Acres
	Gross	Net
Developed	800	408
Undeveloped	2,169,200	1,897,642
Total acreage	2,170,000	1,898,050

The number of gross and net productive development wells at December 31, 2012, 2011 and 2010 were 11.0 gross (5.6 net), 11.0 (gross and net) and 10.0 (gross and net), respectively.

Drilling Activity

The number of gross and net productive oil wells drilled in 2012, 2011 and 2010 were none, 2.0 (gross and net), and 3.0 (gross and net), respectively.  We did not drill any exploratory wells or have any dry holes in 2012.  We drilled one  exploratory well (gross and net) in 2011, the PLG-1X, which we deemed to be a dry hole in the fourth quarter 2011.  We drilled one exploratory well (gross and net) in 2010, the A-17D, which we deemed to be a dry hole in September 2010.  In connection with the declaration as a dry hole of the A-17D well, we also wrote off the two previous attempts to drill this well, the A-15D (gross and net) and the A-16D (gross and net) wells.

2013 Activities

Block Z-1

Corvina Field

The timing of the first well spud at the CX-15 platform is now expected to occur in March 2013 or April 2013, with first oil production expected during second or third quarter of 2013.

The CX-11 workover program has also been affected by the delays in the pipe laying project in Corvina related to barge logistics and has resumed in February 2013.

We expect to obtain and install a Lease Automatic Custody Transfer unit for use at the Corvina field in the second quarter of 2013.  The LACT unit will be installed on a double hull floating storage and offloading vessel which will be anchored in the Corvina field.

Albacora Field

The existing contract for the Petrex 18 rig has been renegotiated to allow for improved day rates and cancellation terms, and availability to use it should the new 3-D seismic data dictate a return to drilling.

Block Z-1 Seismic Acquisition

The 3-D seismic acquisition on the remaining areas of Block Z-1 commenced in September 2012, with completion in February 2013.

Block XIX

We have received approval from Perupetro to conduct a limited 3-D seismic survey as part of our minimum work commitment for the fourth exploration period to further evaluate future drilling locations.  An environmental assessment is currently being prepared to obtain an environmental permit for the additional seismic work.

The data room for Block XIX has been open, with Credit Suisse Securities (USA) LLC managing the formal process to find a joint venture partner for this onshore block.  Interested partners have been reviewing the data.

Block XXII

The timing of the actual drilling on Block XXII will depend on approval of the environment assessment, which is currently being prepared, and subsequent receipt of the necessary ancillary permits.  Drilling on Block XXII is expected no earlier than 2014.

Block XXIII

The environmental permits for the drilling of several prospects identified by the 2-D and 3-D seismic data acquired in 2011 on Block XXIII was approved in January 2013.  Drilling on Block XXIII is expected during the second half of 2013.

The data room for Block XXIII has been open, with Credit Suisse Securities (USA) LLC managing the formal process to find a joint venture partner for this onshore block.  Interested partners have been reviewing the data.

Property in Ecuador

Through our wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we also own a 10% non-operating net profits interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The Santa Elena Property (operated by Pacifpetrol) is located west of the city of Guayaquil along the coast of Ecuador. Almost 3,000 wells have been drilled in the field since production began in the 1920s. There are approximately 1,300 active wells which produce approximately 1,300 barrels of oil per day. The majority of the wells produce intermittently by gas lift, mechanical pump or swabbing techniques. Crude oil is gathered in holding tanks and pumped via pipeline to an oil refinery in the city of Libertad, Ecuador. The agreement covering the property extends through May 2016.

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

On March 4, 2013, we settled all significant claims brought by the crewmembers of the Supe, and this matter is now substantially concluded.  The naval officer in charge of the Supe at the time of the incident did not settle his potential claims; however, the Company views any potential liability arising from the claims of the officer in charge of the Supe as remote.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, no par value, is listed on the New York Stock Exchange (“NYSE”) and on the Bolsa de Valores Exchange in Lima, Peru (BVL) under the symbol “BPZ.”

The following table sets forth, for the periods indicated, the high and low prices of a share of our common stock as reported on the NYSE.

	High	Low

2012
Fourth quarter	$3.20	$2.22
Third quarter	3.40	2.01
Second quarter	4.64	2.09
First quarter	4.34	2.69

2011
Fourth quarter	$3.54	$2.40
Third quarter	4.38	2.07
Second quarter	5.57	2.91
First quarter	6.83	4.41

Holders

As of February 28, 2013, we had approximately 148 shareholders of record, and an estimated 13,154 beneficial owners of our common stock.

Dividends

We currently intend to retain all future earnings to fund the development and growth of our business.  We have never paid cash or other dividends on our stock.  In addition, our $40.0 million secured debt facility and our $75.0 million secured debt facility restrict us from paying dividends until after the Pacific Rubiales Farm-Out Settlement Date (as defined therein) so long as immediately before the dividend payment is made and immediately after giving effect to the dividend on a pro forma basis there is no default and the consolidated leverage ratio for the most recently ended fiscal quarter and the three immediately preceding fiscal quarters is less than 0.75:1.00.

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

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Note-12 — “Stockholders’ Equity” of the Notes to Consolidated Financial Statements in Item 8 herein.

Performance Graph

The following graph compares the cumulative total shareholder return for the our Common Stock to that of (i) the Russell 2000 Stock Index, and (ii) two customized peer groups, the 2012 Peer Group Composite and the 2011 Peer Group Composite.  The companies included in the 2012 Peer Group Composite are Endeavor International Corp., Crimson Exploration Inc., Abraxas Petroleum Corp., Harvest Natural Resources, Inc., Callon Petroleum Co., PetroQuest Energy, Inc., Apco Oil and Gas International Inc., Vaalco Energy, Inc., Contango Oil & Gas Co., and Gran Tierra Energy Inc..  The companies included in 2011 Peer Group Composite, adjusted for the effects of industry consolidation, are Contango Oil & Gas, Co, Harvest Natural Resources, Inc., Far East Energy Corp, and Carrizo Oil & Co Inc.  The Company has chosen to change the performance index from that used in the Company’s 2011 Form 10-K, the 2011 Peer Group Composite, to the 2012 Peer Group Composite because it believes that the 2012 Peer Group represents companies of similar size or geographic focus and the impact of the acquisition of one of the companies that was in the 2011 Peer Group Composite.  “Cumulative total return” is defined as the change in share price during the measurement period, plus cumulative dividends for the measurement period (assuming dividend reinvestment), divided by the share price at the beginning of the measurement period. The graph assumes $100 was invested on January 1, 2007 in our Common Stock, the Russell 2000 Stock Index, the 2011 Peer Group Composite and the 2012 Peer Group Composite.

	2007	2008	2009	2010	2011	2012
BPZ Resources, Inc.	$100	$57	$85	$43	$25	$28
Russell 2000 Stock Index	100	65	82	102	97	111
2011 Peer Group Composite	100	65	67	88	77	62
2012 Peer Group Composite	100	71	66	111	115	62

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and the notes thereto included under Item 8. – “Financial Statements and Supplementary Data.”

	For the Year Ended December 31,
Operating Results:	2012	2011	2010	2009	2008

	(In thousands, except per share and per barrel information)
Total net revenue	$122,958	$143,740	$110,464	$52,454	$62,955

Operating and administrative expenses:
Lease operating expense	52,458	50,792	32,585	28,113	11,649
General and administrative expense	31,806	38,600	32,655	33,258	42,094
Geological, geophysical and engineering expense	40,686	9,315	19,107	7,768	794
Dry hole costs	-	13,082	32,778	-	-
Depreciation, depletion and amortization expense	45,873	38,944	33,755	25,803	16,062
Standby costs	5,340	4,529	7,487	-	-
Other expense	2,266	-	12,889	-	-
Gain on divestiture	(26,864)	-	-	-	-

Total operating and administrative expenses	151,565	155,262	171,256	94,942	70,599

Operating loss	(28,607)	(11,522)	(60,792)	(42,488)	(7,644)

Other income (expense):
Income from investment in Ecuador property, net	62	412	740	1,208	718
Interest expense	(16,115)	(19,772)	(11,618)	-	-
Loss on extinguishment of debt	(7,318)	-	-	-	-
Loss on derivatives	(2,610)	(2,046)	-	-	-
Interest income	44	453	272	215	319
Other income (expense)	(159)	1,083	19	(1,312)	102

Total other income (expense)	(26,096)	(19,870)	(10,587)	111	1,139

Loss before income taxes	(54,703)	(31,392)	(71,379)	(42,377)	(6,505)

Income tax expense (benefit)	(15,614)	2,435	(11,608)	(6,575)	3,141

Net loss	$(39,089)	$(33,827)	$(59,771)	$(35,802)	$(9,646)

Basic and diluted net loss per share	$(0.34)	$(0.29)	$(0.52)	$(0.35)	$(0.12)

Basic and diluted weighted average common shares outstanding	115,631	115,367	114,919	103,362	77,390

Oil sales price per barrel, net	$103.31	$101.01	$72.53	$54.49	$76.23
Operating cost per barrel	$44.16	$36.82	$21.47	$29.21	$14.11

Balance Sheet Data:
Working Capital/(Deficit)	$58,839	$49,180	$22,703	$7,385	$(30,562)
Property, equipment and construction in progress, net	238,557	381,602	342,507	262,517	193,934
Total assets	527,430	537,333	470,307	349,172	235,365
Total long-term debt	197,160	248,384	156,750	22,581	15,018
Stockholders' equity	186,300	222,452	251,326	271,957	159,180

Cash Flow Data:
Cash flow provided by (used in) operating activites	(46,062)	47,121	(5,125)	(30,785)	48,722
Cash flow provided by (used in) investing activities	(65,838)	(93,883)	(158,104)	(90,005)	(102,185)
Cash flow provided by (used in) financing activities	137,268	93,182	156,834	133,620	51,266

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

Overview

We are an independent oil and gas company focused on the exploration, development and production of oil and natural gas in Peru and Ecuador.  We also intend to utilize part of our planned future natural gas production as a supply source for the development of a gas-fired power generation facility in Peru, which we currently plan to partially own.  We have the license agreements for oil and gas exploration and production covering approximately 2.2 million gross (1.9 million net) acres in four blocks in northwest Peru and off the northwest coast of Peru in the Gulf of Guayaquil.  We also own a 10% non-operating net profits interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”).

Our current activities and related planning are focused on the following objectives:

•	Optimizing oil production in the Corvina and Albacora fields in Block Z-1;

•	Initiating an offshore drilling campaign from the new CX-15 platform;

•	Processing and analyzing the data from the three dimensional (“3-D”) seismic survey in Block Z-1 to guide further exploration and development activities within the block;

•	Transitioning the technical, including field, operations in Block Z-1 to our partner in the block, Pacific Rubiales;

•	Continuing acquisition, processing and interpretation of seismic data both onshore and offshore to better understand the characteristics and potential of our properties;

•	Planning and permitting an on-shore drilling campaign to explore and appraise our properties and meet our applicable license requirements;

•	Identifying potential partners for our other operations; and

•
Continuing business development efforts for our gas-to-power project to monetize our natural gas resources, which we have identified in Corvina but for which no market has yet been secured and related financing has yet to be obtained.

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

Extended Well Testing Regulation

On December 13, 2009, legislation regulating well testing in Peru became effective under a Supreme Decree issued by the government of Peru.  The regulation provides that all new wells may be placed in production testing for up to six months.  If the operator believes additional time for testing is needed to properly evaluate the productive capacity of the field, and can technically justify such need, a request for the well to enter into an EWT period must be submitted to the DGH, the agency of the Peruvian Ministry of Energy and Mines responsible for regulating the optimum development of oil and gas fields.  After the initial six-month period or after an approved EWT program expires, the operator will be required to have the necessary gas and water reinjection equipment in place to continue producing the well according to existing environmental regulations.  Additionally, during both the initial six-month testing period and any extended period that may be granted, we must also obtain gas flaring permits for each well in order for us to be in compliance with Peruvian environmental legislation.

Block Z-1 Transition into Commercial Production

The Corvina field was put into commercial production on November 30, 2010 in accordance with the revised First Date of Commercial Production approved by Perupetro, and is no longer subject to the EWT regulations described above.

Albacora Extended Well Testing Program

We installed and commissioned all the necessary equipment for the reinjection of gas and produced water on the Albacora platform and received the required environmental permit for gas injection on October 29, 2012.  The Albacora field is no longer subject to an extended well testing program.

Environmental Permit for the CX-15 Platform at the Corvina Field

In September 2012, our new CX-15 platform was anchored at the West Corvina field location, one mile south of the existing CX-11 platform.

On November 8, 2012, we received an environmental permit from the DGAAE allowing us to begin the drilling and subsequent operation of all production and injection facilities on the new CX-15 platform at the Corvina field.

The timing of the first well spud at the CX-15 platform is now expected to occur in late March 2013 or early April 2013, with first oil production expected during second or third quarter of 2013.

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

Block Z-1

The Block Z-1 License Contract provides for an initial exploration phase of seven years, and exploration can continue in the exploitation phase for an additional six years.  Each period has a commitment for exploration activities and requires a financial guarantee to secure the performance of the work commitment during such period.  Block Z-1 was in the fourth exploration period in 2012.  In January 2013, after Perupetro denied our request to extend the exploration phase, we moved to the exploitation period in Block Z-1.

Divestiture

On April 27, 2012, we and Pacific Rubiales (together with its subsidiaries) executed a SPA under which we formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 (the “carry amount”) from the effective date of the SPA, January 1, 2012.  In order to finalize the joint venture, Peruvian governmental approvals were needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract.  Until the required approvals were obtained, Pacific Rubiales had agreed to provide us a $65.0 million down payment on the purchase price and other funds which we initially accounted for as loans to continue to fund our Block Z-1 capital and exploratory activities.  These amounts were reflected as long-term debt prior to the completion of the contractual arrangements.

On December 14, 2012, Perupetro approved the terms of the amendment to the Block Z-1 license contract to recognize the sale of a 49% participating interest, in offshore Block Z-1 to Pacific Rubiales.  We and Pacific Rubiales waived and modified certain contract conditions in order to close the transaction.  On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Z-1 license contract.

At closing, Pacific Rubiales exchanged certain loans along with an additional $85.0 million, plus any other amounts due to us or from us under the SPA, for the interests and assets obtained from us under the SPA and under the Block Z-1 License Contract.  Proceeds of $150.0 million (less transaction costs of $5.7 million) less the net book value of the assets sold of $117.4 million resulted in a gain on the sale that was recognized as a component of operating and administrative expenses in connection with the closing of $26.9 million.  Due to certain tax benefits resulting from the sale, the after tax gain was $31.1 million.

The transaction provided for an adjustment based upon the collection of revenues ($56.1 million) and the payment of expenses ($32.6 million) and income taxes ($5.2 million) attributable to the properties that took place after an effective date of January 1, 2012 and prior to the closing which was effective on December 14, 2012.  These amounts were considered settled by adjusting down by $18.3 million the unused portion of the agreed carry amount of $185.0 million by Pacific Rubiales for our share of capital and exploratory expenditures in Block Z-1.  At December 31, 2012 the carry amount was $126.3 million.

At December 31, 2012, we reflected $19.9 million as other current liabilities and $20.8 million as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012.  This amount will be settled by us and Pacific Rubiales under the terms of the SPA.

Corvina Field

We originally began producing oil from the CX-11 platform, located in the Corvina field within the offshore Block Z-1 in northwest Peru, under a well testing program that started on November 1, 2007.  The Corvina field was placed into commercial production on November 30, 2010.  The Corvina field consists of approximately 47,000 acres in water depths of less than 300 feet.  We have completed a total of nine gross (4.6 net) oil wells, the CX11-23D, the CX11-22D, the CX11-17D, the CX11-19D, the CX11-15D, the CX11-21XD, the CX11-20XD, the CX11-18XD and the CX11-14D wells, some of which are currently being used as gas injection and/or water injection wells.  Produced oil is kept in production inventory until such time that it is delivered to the refinery.  The oil is delivered by vessel to storage tanks at the refinery in Talara, owned by Petroperu, which is located 70 miles south of the platform.

Since the initiation in late 2011, the Corvina gas cap reinjection program has shown positive results.  This gas cap reinjection program has been combined with ongoing artificial lift measures at both fields to optimize our oil production.  During 2012, we began a new six-well workover program at the Corvina CX-11 platform using a conventional workover rig, the Petrex 10, at an estimated total cost of $12 million to optimize production. The workover program, among other objectives, was intended to and did correct a mechanical problem in one of the two active CX-11 gas reinjection wells that was affecting the performance of two oil producing wells. This mechanical problem started in early July 2012, and reduced the field's production to approximately 2,000 bopd gross. This workover program began in August 2012 and the work on the CX-11-19D well was successful in decreasing gas production and allowing improved oil production rates.  At December 31, 2012 Corvina oil production was approximately 2,300 bopd gross.  The Petrex 10 workover rig was on standby awaiting completion of the pipe laying work in the Corvina field well at December 31, 2012.  It is now in use on the CX-11 platform.

Fabrication of the new CX-15 platform was completed in the Wison Nantong yard in China.  The CX-15 platform has 24 drilling slots and comes with all of the required production and reinjection equipment. The platform and additional ancillary equipment was shipped to Peru for installation at Corvina.  The CX-15 platform was set in the second half of September 2012. On November 8, 2012, we received an environmental permit from the DGAAE allowing us to begin the drilling and subsequent operation of all production and injection facilities on the new CX-15 platform at the Corvina field.  We are installing three pipelines between the two Corvina platforms and one pipeline from the CX-15 platform to the pipeline end manifold and the floating storage and offloading vessel.  We experienced difficulties with the installation of these pipelines due to mechanical issues with the pipe laying barge and unexpected strong deep currents in the Corvina field that significantly delayed divers from completing key tasks during the pipe laying project.  The timing of the first well spud at the CX-15 platform is now expected to occur in March 2013 or April 2013, with first oil production expected during second or third quarter 2013.

Further, we are working on obtaining and installing a Lease Automatic Custody Transfer (“LACT”) unit at the Corvina field to meet the agreed date to comply with applicable regulations.  We expect to obtain and install the LACT unit in the second quarter of 2013 on a floating storage and offloading vessel.

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

Albacora Field

The Albacora field is located in the northern part of our offshore Block Z-1 in northwest Peru.  The current area of interest within the Albacora field is located in water depths of less than 200 feet. We currently have completed a total of four gross (2.0 net) oil wells.  We had been producing oil from the Albacora field from December 2009 through late October 2012 under various EWT permits.

The EWT permit, obtained in July 2011, was granted based upon having new zones opened to enable additional testing from October 1, 2011 through February 2012.  Additional zones were opened in the A-14XD, A-13E and A-9G wells mentioned above.  In the A-14XD well, a deeper zone was opened and comingled with the previous completion causing the well to produce formation water from a deeper zone.  Subsequently, plugs were set to isolate the zone that produced water and a two hydraulic jet pump installed to temporarily assist the well with production.  That well has since recovered to normal production rates.  At the same time we were conducting interference testing during the third quarter of 2011, well work was completed on the pre-existing A-12F well to convert it to a dual purpose well, and on the A-17D well to convert it to a water injector.  The costs associated with these wells were capitalized.

In 2012, with the EWT permit and the use of hydraulic jet pumps, production has increased for the A-14XD, A-13E and the A-9G wells in 2012 compared to 2011.  The A-12F well has been primarily used as a gas injector.

Installation of the Albacora gas and water reinjection equipment was completed and the equipment was ready for reinjection start up early in the first quarter of 2012.  We received the required environmental permit for gas injection on October 29, 2012.  The gas and water reinjection equipment is operating in a routine manner now.  In addition, our request was granted by the General Directorate of Hydrocarbons (“DGH”) to permit testing on the A-12F well to allow a determination to be made whether to use this well as either a gas injector or oil producer.

In addition, we completed the 3-D seismic survey of the area to assess our prospects before conducting further drilling operations, as well as to comply with our exploration commitments under our license contracts. On November 3, 2011, we received the environmental permit to acquire approximately 1,600 square kms of 3-D seismic data in our offshore Block Z-1 that was granted by the DGAAE.  The seismic survey began in the first quarter of 2012.  A second seismic boat was contracted to acquire the remaining areas where the CGGVeritas Vantage vessel was unable to safely navigate.  Processing the seismic data acquired to date is underway by Fugro Seismic Services.  The 3-D seismic acquisition on the remaining areas of Block Z-1 commenced in September 2012, with completion in February 2013.

Block XIX

We have received approval from Perupetro to conduct a limited 3-D seismic survey as part of our minimum work commitment for the fourth exploration period to further evaluate future drilling locations.  An environmental assessment is currently being prepared to obtain an environmental permit for the additional seismic work.

Block XXII

As a result of the 258 kms of 2-D seismic survey completed in 2011, three prospects and one lead have been defined.  Evaluation continues and we expect to develop a detailed assessment of each prospect in order to define their technical merit and risk to determine their exploration potential.  We plan an additional 2-D seismic program in 2013, after receipt of the necessary environmental permits.

We have notified Perupetro that our commitment for the second exploration period will be the drilling of one well.  The timing of the actual drilling will depend on approval of the environment assessment, which is currently being prepared, and subsequent receipt of the necessary ancillary permits.  Drilling on Block XXII is expected no earlier than 2014.

Block XXIII

For Block XXIII, in 2011 we acquired approximately 370 square kms of 3-D seismic data and 312 kms of 2-D seismic data which included certain areas of interest within the Palo Santo region and four other prospects that are a part of the Mancora gas play.  The processing of the 3-D and 2-D data of the Block is completed and is being evaluated.

The environmental permits for the drilling of several prospects identified by the 2-D and 3-D seismic data acquired in 2011 on Block XXIII was approved in January 2013.

We are now in the second exploration period.  Drilling on Block XXIII is expected during the second half of 2013.

Marine Operations

During 2012 we chartered one vessel to a third party for approximately two weeks in January, two marine vessels to a third party for approximately one week in September.  We also provided barge construction supervision to a third party in October, November and December 2012.

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

We currently estimate the gas-to-power project will cost approximately $153.5 million, excluding working capital and 18% value-added tax which will be recovered via future revenue billings.  The $153.5 million includes $133.5 million for the estimated cost of the power plant and $20.0 million for the natural gas pipeline. While we have held initial discussions with several potential joint venture partners for the gas-to-power project, in an attempt to secure additional financing and other resources for the project, we have not entered into any definitive agreements with a potential partner.  In the event we are able to identify and reach an agreement with a potential joint venture partner, we may only retain a minority position in the project. However, we, along with our Block Z-1 partner, expect to retain the responsibility for the construction and ownership of the pipeline.  We have obtained certain permits and are in the process of obtaining additional permits to move forward with the project.

Financing Activities

$75.0 Million Secured Debt Facility

In April 2012, we, through our subsidiaries, entered into an amendment of the $75.0 million secured debt financing (the “$75.0 million secured debt facility”) with Credit Suisse.  Pursuant to the amendment, we made a $40.0 million voluntary principal prepayment, together with accrued and unpaid interest, of the $75.0 million secured debt facility. In connection with the prepayment, we incurred a prepayment fee of $5.8 million payable in four equal installments, the first of which was paid on the prepayment date and the remaining of which were paid on the specified interest payment dates in July 2012, October 2012 and January 2013.  The amendment to the $75.0 million secured debt facility also extended the maturity of the facility to July 2015, with revised principal repayments due in quarterly installments that range from $2.0 million to $4.5 million commencing in January 2013 and extending through July 2015.  In connection with the Closing Letter Agreement, we entered into an amendment of the credit agreements in place with Credit Suisse AG, Cayman Island Branch to effect the transfer and Completion as described in the Closing Letter Agreement.  As was previously anticipated in the fourth amendments to the credit agreements, we were required to fund the debt service reserve accounts related to the credit agreements in the amounts of outstanding principal.  For further information regarding the $75.0 million secured debt facility see “Liquidity, Capital Resources and Capital Expenditures” below.

$40.0 Million Secured Debt Facility

Also, in April 2012, we, through our subsidiaries, entered into an amendment to the $40.0 million secured debt financing (the “$40.0 million secured debt facility”) with Credit Suisse.  The amendment sets a revised principal repayment schedule such that we are scheduled to repay the outstanding principal amount of each loan in eleven consecutive quarterly installments on the respective payment dates beginning in July 2012, thereby extending the maturity to January 2015.  The $40.0 million secured debt facility has a revised annual interest rate of the three month LIBOR rate plus 8%. In connection with the Closing Letter Agreement, we entered into an amendment of the credit agreements in place with Credit Suisse AG, Cayman Island Branch to effect the transfer and Completion of the transfer of a 49% participating interest in Block Z-1 as described in the Closing Letter Agreement.  As was previously anticipated in the fourth amendments to the credit agreements, we were required to fund the debt service reserve accounts related to the credit agreements in the amounts of outstanding principal. For further information regarding the $40.0 million secured debt facility see “Liquidity, Capital Resources and Capital Expenditures” below.

Pacific Rubiales Loans

On April 27, 2012, we and Pacific Rubiales executed a SPA where we formed an unincorporated joint venture with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of the our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012 (together, the “Pacific Rubiales Loans”).  Until the required approvals were obtained, Pacific Rubiales had agreed to provide us $65.0 million and other funds as loans to continue to fund our Block Z-1 capital and exploratory activities.  These amounts were reflected as long-term debt prior to the completion of the contractual arrangements.

On December 14, 2012 Perupetro approved the terms of the amendment to the Block Z-1 license contract to recognize the sale of a 49% participating interest, in offshore Block Z-1 to Pacific Rubiales.  We and Pacific Rubiales waived and modified certain contract conditions in order to close the transaction.  On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Z-1 license contract.

At closing, Pacific Rubiales exchanged certain loans along with an additional $85.0 million, plus any other amounts due to us or from us under the SPA, for the interests and assets obtained from us under the SPA and under the Block Z-1 License Contract.

We also reflected $19.9 million as other current liabilities and $20.8 million as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012.  This amount will be settled by the Company and Pacific Rubiales under the terms of the SPA.

Future Market Trends and Expectations

 Our business depends primarily on the level of current and future oil and gas demand and prices which may impact our ability to raise capital to finance the development of our current and future oil and gas opportunities, to continue developing our gas-to-power project, which anchors our gas monetizing strategy, and to maintain our commitments and obligations under our current and possible future license contracts.  The world economies are continuing on the path to recovery, though at a gradual pace. Many believe that, while the worst of the financial crisis seems to be over, the global economy remains delicate. Growth has resumed, but is modest and downside risks remain significant. However, if crisis risks do not materialize and financial conditions continue to improve, global growth could be stronger than projected.   Global economic growth drives demand for energy from all sources, including fossil fuels.  A lower future economic growth rate could result in decreased demand growth for our crude oil and natural gas production as well as lower commodity prices, which will reduce our cash flows from operations and our profitability.

Geopolitical activities across the globe also will have an impact on oil prices. Unrest and conflicts in the world, including the Middle East, where there remain Israeli concerns with Iran, and the Syrian uprisings, as well as instability in North Africa, particularly in Egypt and Algeria, will continue to contribute the volatility of global oil prices.

Oil supply will also play a significant role in price volatility. The significant spare oil production capacity of  Saudi Arabia, and their desire to maintain target prices, will continue to be a factor influencing the global price of oil.  In addition new North American supply increases are driving down the U.S. crude imports. Crude oil generated the largest single annual increase in liquids production in U.S. history in 2012. The impact of a continued increase of U.S. crude oil production would also contribute to putting pressure on global oil prices.

In response to our current economic environment, for 2013, we have decided to focus on oil development in Block Z-1 with our Block Z-1 partner, specifically in the Corvina and Albacora fields and monitor operating and general and administrative expenses in an effort to enhance shareholder value.

From a production perspective, our goal is to increase production during 2013 based on beginning what is expected to be a multi-year drilling program from the CX-15 platform.

Expected operational cash flow from Corvina and Albacora oil sales as well as the proceeds from the sale of a 49% participating interest in Block Z-1 should contribute towards funding the 2013 capital expenditures budget.  Our 2013 Block Z-1 capital expenditures budget should be fully funded by our partner under the carry agreement in place.   In addition, we will continue to evaluate our options on additional financing as needed. We anticipate future results will be based on our production levels and current and future oil prices. When forecasting our 2013 performance, we relied on assumptions about the market for oil, our customers and suppliers, past results and operational and regulatory delays. We continue to be conservative in view of oil pricing, though there are forecasts both above and below what we would assume for the average spot price.  Our results could materially differ from what we anticipate if any of our assumptions, such as major technical or mechanical well issues, commodity pricing, or production levels prove to be incorrect. In addition, our businesses’ operations, financial condition and results of operations are subject to numerous risks and uncertainties that, if realized, could cause our actual results to differ substantially from our forward-looking statements. These risks and uncertainties are further described in Item 1A. — “Risk Factors” of this report.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year Ended December 31,
	2012	2011	Increase/ (Decrease)
Net sales volume:	(in thousands except per bbl information)
Oil (MBbls)	1,188	1,380	(192)

Net revenue:
Oil revenue, net	$122,708	$139,354	$(16,646)
Other revenue	250	4,386	(4,136)
Total net revenue	122,958	143,740	(20,782)

Average sales price (approximately):
Oil (per Bbl)	$103.31	$101.01	$2.30

Operating and administrative expenses:
Lease operating expense	52,458	50,792	1,666
General and administrative expense	31,806	38,600	(6,794)
Geological, geophysical and engineering expense	40,686	9,315	31,371
Dry hole costs	-	13,082	(13,082)
Depreciation, depletion and amortization expense	45,873	38,944	6,929
Standby costs	5,340	4,529	811
Other expense	2,266	-	2,266
Gain on divestiture	(26,864)	-	(26,864)
Total operating and administrative expenses	$151,565	$155,262	$(3,697)

Operating loss	$(28,607)	$(11,522)	$(17,085)

Net Oil Revenue

For the year ended December 31, 2012, our net oil revenue decreased by $16.7 million to $122.7 million from $139.4 million for the same period in 2011.  The decrease in net oil revenue is due to a decrease in the amount of oil sold of 192 MBbls, partially offset by an increase of $2.30, or 2.3%, in the average per barrel sales price received.

The 2012 price/volume analysis is as follows:

(in thousands)
2011 Oil revenue, net	$139,354
Changes associated with sales volumes	(19,377)
Changes associated with prices	2,731
2012 Oil revenue, net	$122,708

For the year ended December 31, 2012 we had consistent oil production from seven gross (3.6 net) producing wells and intermittent production from four gross (2.0 net) wells.  During the same period in 2011, we had consistent oil production from five (gross and net) producing wells and intermittent production from six (gross and net) wells.  Total oil production for the year ended December 31, 2012 was 1,185 MBbls compared to 1,376 MBbls for the same period in 2011.  The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012 and the entitlement to crude oil production from that day forward was allocated to each partner.  The sharing of any production prior to that date was handled as an adjustment to the carry amount under the SPA.  Total sales for the year ended December 31, 2012 was 1,188 MBbls compared to 1,380 MBbls for the same period in 2011.

The decrease in oil production in 2012 is due to higher than expected decline rates in oil production in the Corvina field, a mechanical problem in one of the two active CX-11 gas reinjection wells that was affecting the performance of two oil producing wells in the Corvina field and our recent sale of a 49% participating interest in Block Z-1, partially offset by higher oil production 2012 from the Albacora field due to the availability of the EWT permit and the use of hydraulic jet pumps.

The revenues above are reported net of royalties owed to the government of Peru.  Royalties are assessed by Perupetro as stipulated in the Block Z-1 license agreement based on production levels.

The following table is the amount of royalty costs of approximately 5% of gross revenues for the year ended December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Royalty costs	$6,605	$7,469
	$6,605	$7,469

Other Revenue

For the year ended December 31, 2012, other revenue decreased $4.1 million to $0.3 million from $4.4 million for the same period in 2011.  During the year ended December 31, 2012 we chartered one vessel to a third party for approximately two weeks in January, and two marine vessels to a third party for approximately one week in September.  During the year ended December 31, 2011, we chartered one marine vessel to a third party for a nine-month period and another marine vessel for a twelve-month period.

Lease Operating Expense

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities, as well as crude oil transportation and inventory changes.  These costs include, among others, workover expenses, maintenance and repairs expenses, operator fees, processing fees, insurance and transportation expenses.

For the year ended December 31, 2012, lease operating expenses increased by $1.7 million to $52.5 million ($44.16 per Bbl) from $50.8 million ($36.82 per Bbl) for the same period in 2011.  The increase in the lease operating expenses is due to increased repair and maintenance expenses of $2.1 million, increased lease operating costs associated with oil inventory of $1.5 million, increased contract services of $1.4 million, increased insurance costs of $0.5 million, increased salary expenses of $0.5 million, increased security expense of $0.5 million, increased equipment rental expense of $0.4 million and increased other lease operating expenses of $0.7 million, partially offset by lower workover costs of $5.9 million.  We expect lease operating expense to decrease in 2013 due to our recent sale of a 49% participating interest in Block Z-1.  The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012 and the sharing of lease operating expenses began from that day forward and was allocated to each partner. The sharing of any lease operating expenses prior to that date was handled as an adjustment to the carry amount under the SPA.

The following details the significant items contributing to the increase in lease operating expense of $2.8 million for the year ended December 31, 2012 compared to the year ended December 31, 2011:

Repairs and maintenance: For the year ended December 31, 2012, repairs and maintenance expense increased $2.1 million compared to the same period in the prior year.  The increase in repairs and maintenance expense is primarily due to increased support vessel services of $4.2 million and higher platform maintenance of $1.2 million.  These costs were partially offset by lower non-recurring incident charges of $2.0 million, lower drydocking costs of $1.1 million and lower other repair and maintenance activities of $0.2 million.

Transfers of costs to/from oil inventory: During the year ended December 31, 2012, approximately $1.1 million of oil inventory costs were added to lease operating expense as we sold more oil (1,188 MBbls) than we produced (1,185 MBbls), resulting in a reduction of oil inventory.  In the same period in 2011, approximately $0.4 million of oil inventory costs were removed from lease operating expense, even though we sold more oil (1,380 MBbls) than we produced (1,376 MBbls).  The increase in costs of $1.5 million was due to higher costs in 2012, including costs associated with Albacora production due to the interference testing.

Contract services: For the year ended December 31, 2012, we had the necessary equipment and production facilities at both the Corvina CX-11 platform and the Albacora A-platform to process the oil produced from those fields.  However, in the fourth quarter of 2011, we rented hydraulic jet pumps to stimulate and assist oil production in both the Corvina and Albacora fields and continued to use these services in the first six months of 2012 in both fields.  In the third quarter of 2012, we purchased the pump used in the Corvina field and continued to lease the pumps used in the Albacora field. As a result, contract service costs increased $1.4 million for the year ended December 31, 2012.

Workovers: For the year ended December 31, 2012, workover expense decreased $5.9 million compared to the same period in 2011.  The decrease in workover expense for the year ended December 31, 2012 is due to one major workover and three minor workovers in 2012 compared to three major workovers in 2011.

General and Administrative Expense

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the year ended December 31, 2012, general and administrative expenses decreased by $6.8 million to $31.8 million from $38.6 million for the same period in 2011.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $1.2 million to $2.8 million for the year ended December 31, 2012 from $4.0 million for the same period in 2011.  The decrease in stock-based compensation expense is due to the vesting of the majority of awards granted in 2008, which were granted at times when the grant date fair value of the awards was higher due to the then higher price of our common stock.  As a result, our stock-based compensation expense declined since a majority of these older awards vested prior to 2012 and these are not contributing as much expense as compared to the same period in 2011.  Other general and administrative expenses decreased $5.6 million to $29.0 million from $34.6 million for the same period in 2011.  The $5.6 million decrease is due to lower consulting costs of $1.7 million, a decrease in a reserve against a claim of $1.5 million, lower salary and related costs of $1.4 million, lower legal costs of $0.8 million and lower other general and administrative costs of $0.2 million.

Geological, Geophysical and Engineering Expense

Geological, geophysical and engineering expenses include laboratory, environmental and seismic acquisition related expenses. For the year ended December 31, 2012, geological, geophysical and engineering expenses increased $31.4 million to $40.7 million compared to $9.3 million for the same period in 2011.  The increase is due to increased seismic acquisition activity associated with our seismic data acquisition plan for Block Z-1 in 2012, compared to our seismic data acquisition activities for Block XXII and Block XXIII in 2011.  We expect geological, geophysical and engineering expense to decrease in 2013 due to our recent sale of a 49% participating interest in Block Z-1.  The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012 and the carry of exploratory expenditures for Block Z-1 by Pacific Rubiales began from that day forward.  Our share of the 2013 Block Z-1 exploratory expenditures should be fully funded by our partner under the carry agreement in place.

Dry Hole Costs

For the year ended December 31, 2011, we wrote off $13.1 million of exploratory dry hole costs related to the onshore Pampa la Gallina (PLG-1X) exploratory well in Block XIX.  In December 2011, after completing the technical review of information obtained during the drilling of the PLG-1X well, management decided the well had no further utility.

There were no similar expenses for the same period in 2012.

Depreciation, Depletion and Amortization Expense

For the year ended December 31, 2012, depreciation, depletion and amortization expense increased $7.0 million to $45.9 million from $38.9 million for the same period in 2011.  We expect depreciation, depletion and amortization expense to decrease in 2013 due to our recent sale of a 49% participating interest in Block Z-1, as our share of future production will be only 51%.

For the year ended December 31, 2012, depletion expense increased $4.7 million to $31.5 million from $26.8 million during the same period in 2011.  The increase is due to a lower reserve base in the Corvina and Albacora fields in 2012.

For the year ended December 31, 2012, depreciation expense increased $2.3 million to $14.4 million compared to $12.1 million for the same period in 2011 due to (1) increased production equipment and general equipment added toward the end of 2011 and (2) a change in useful life, as a result of new laws, of two vessels used in Marine operations that began contributing an additional $0.6 million of depreciation expense per quarter beginning in the third quarter of 2012 and is expected to continue through December 2014.

Standby Costs

For the year ended December 31, 2012, we incurred $5.3 million in standby rig costs.

During 2012, we had the Petrex-18 rig, which was previously leased to another operator in 2011, on standby through July 31, 2012.  Our contract on this rig was amended and the contract was suspended from August 1, 2012 through April 30, 2013.  We had the Petrex-28 rig on standby from September 2012 through December 2012, and expect to use this rig in drilling operations on the new CX-15 platform.  Additionally, in 2012, we had a workover rig, the Petrex-10, on standby for two months to allow for seismic acquisition activities where the workover rig was operating.  We expect standby costs to be lower in 2013 due to the amended contract for the Petrex-18 rig, and the beginning of the drilling program at the CX-15 platform.

For the year ended December 31, 2011, we incurred $4.5 million in standby costs, which includes $3.9 million of standby rig costs.  Additionally, we incurred $0.6 million of allocated expenses associated with drilling operations for the year ended December 31, 2011.

During 2011, we had the Petrex-09 rig on standby for nine months during the year ending December 31, 2011.  This rig was returned to Petrex in January 2012.

Other Expense

For the year ended December 31, 2012, we reported $2.3 million of abandonment charges in the Consolidated Statements of Operations as “Other expense.”  We accrued $2.3 million of abandonment costs related to a platform in the Piedra Redonda field in Block Z-1, as we are obligated to ensure the offshore platform does not cause a threat to navigation in the area or marine wildlife. The $2.3 million charge is in addition to the Piedra Redonda platform abandonment costs previously recorded in the third quarter of 2010.

There were no similar expenses for the same period in 2011.

Gain on Divestiture

On April 27, 2012, we and Pacific Rubiales (together with its subsidiaries) executed a SPA under which we formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012. On December 14, 2012 Perupetro approved the terms of the amendment to the Block Z-1 license contract to recognize the sale of a 49% participating interest in offshore Block Z-1 to Pacific.  We and Pacific Rubiales waived and modified certain contract conditions in order to close the transaction.  On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Z-1 license contract. The gain on divestiture before tax results from the receipt of net proceeds (the $150.0 million, less transaction costs of $5.7 million) being greater than the net book value of 49% of Block Z-1 historic assets of $117.4 million. Tax impacts of this gain are reported under Income Taxes.

Other Income (Expense)

Other income (expense) includes non-operating income items.  These items include interest expense and income, loss on the extinguishment of debt, gains or losses on foreign currency transactions, income and amortization related to the investment in our Ecuador property, as well as gains or losses on derivative financial instruments.  For the year ended December 31, 2012, total other expense increased $6.2 million to $26.1 million compared to $19.9 million during the same period in 2011.  The increase is due primarily to the following:

Interest expense: For the year ended December 31, 2012, we recognized approximately $16.1 million of net interest expense which includes $31.7 million of interest expense reduced by $15.6 million of capitalized interest expense.  For the same period in 2011, we recognized $19.8 million of net interest expense, which included $30.5 million of interest expense reduced by $10.7 million of capitalized interest.  The decrease of $3.7 million in net interest expense for the year ended December 31, 2012 compared to the same period in 2011 is due to increased capitalized interest of $4.9 million because of higher average construction in progress balances between the two periods as a result of the CX-15 platform and Albacora production and gas injection facilities, which is partially offset by  higher interest expense of $1.2 million due to a higher average of interest bearing debt outstanding between the two periods.

Loss on extinguishment of debt: As a result of the prepayment and amendment to the $75.0 million secured debt facility during the second quarter of 2012, we incurred $5.8 million of fees and prepayment penalties and $1.1 million of debt issue costs.  The $5.8 million in fees and prepayment penalties were recognized as a “Loss on extinguishment of debt” in the consolidated statement of operations 25% was paid at the time of the amendment and prepayment and 25% was paid at the time of each of the next three quarterly interest payment dates ending in January 2013.  Approximately $1.5 million of the remaining $2.8 million of unamortized debt issue costs associated with the initial loan was expensed as a “Loss on extinguishment of debt” in the consolidated statement of operations when we prepaid $40.0 million of principal.  For the year ended December 31, 2012, we reported $7.3 million as a loss on extinguishment of debt.  There were no similar expenses for the same period in 2011.

Loss on derivatives: In connection with obtaining the $40.0 million and $75.0 million secured debt facilities in January and July 2011, respectively, we entered into performance based arranger fees (“Performance Based Arranger Fee”) that we are accounting for as embedded derivatives.  As a result of the fair value measurement at December 31, 2012 and 2011, respectively, from the measurement at January 1, 2012 and inception of the derivatives in 2011, respectively, the loss associated with the embedded derivatives increased $0.6 million to a $2.6 million loss for the year ended December 31, 2012 from a $2.0 million loss for the same period in 2011.

Investment income: For the year ended December 31, 2012, income from our investment in Ecuador property, net of investment amortization, decreased by $0.3 million to income of $0.1 million from income of $0.4 million in 2011.  For both periods, the difference is due to dividends received of $0.3 million during the year ended December 31, 2012, compared to $0.6 million in dividends received during the year ended December 31, 2011.  For both the year ended December 31, 2012 and 2011, investment income includes amortization expense of approximately $188,000 in each period.

Income Taxes

The source of net loss before income tax expense (benefit) for the year ended December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
United States	$(6,465)	$(14,148)
Foreign	(48,238)	(17,244)
Loss before income taxes	$(54,703)	$(31,392)

The income tax provision (benefit) for the year ended December 31 consists of the following (in thousands):

	2012	2011
Current Taxes
Federal	$-	$-
Foreign	13,551	179
Total Current	13,551	179

Deferred Taxes
Federal	$-	$-
Foreign	(29,165)	2,256
Total Deferred	(29,165)	2,256
Total income tax expense (benefit)	$(15,614)	$2,435

The income tax expense (benefit) for the year ended December 31, 2012 and 2011 differs from the amount computed by applying the U.S. statutory federal income tax rate for the applicable year to consolidated net loss before income taxes as follows (in thousands):

	2012	2011
Federal statutory income tax rate	$(18,599)	$(10,673)
Increases (decreases) resulting from:
Peruvian income tax - rate difference less than 34% statutory	7,791	2,771
Permanent book/tax differences	(621)	1,016
Non-deductible intercompany expenses and other	2,763	4,623
Effect of asset sale with retained oil intangilble tax attribute	(15,111)	-
Effect of cumulative profit sharing adjustment	(895)	-
Effect of foreign exchange rate	(1,678)	-
Effect of change from crediting foreign withholding tax to deducting foreign withholding tax	-	2,338
Current year foreign withholding tax	1,699	2,201
Change in valuation allowance	9,037	159
Total income tax expense (benefit)	$(15,614)	$2,435

A summary of the components of deferred tax assets, deferred tax liabilities and other taxes deferred at December 31, 2012 and 2011 are presented below (in thousands):

	2012	2011
Deferred Tax:
Asset:
Net Operating Loss	$57,698	$39,515
Deferred Compensation	4,221	3,667
Foreign Tax AMT	-	7
Asset Basis Difference	5,129	-
Exploration Expense	14,054	13,982
Depletion	3,652	94
Asset Retirement Obligation	593	141
Overhead Allocation to Foreign Locations	7,476	5,073
Other	2,069	1,365
Liability:
Preoperation Expenses	-	-
Depreciation	(724)	(18)
Asset Basis Difference	-	(7,871)
Other	(30)	-
Net Deferred Tax Asset	$94,138	$55,955

Less Valuation Allowance	(38,896)	(29,859)
Deferred tax asset	$55,242	$26,096

At December 31, 2012, we had recognized a gross deferred tax asset related to net operating loss carryforwards of $57.7 million before application of the valuation allowances.  Net deferred tax assets in the foregoing table include the deferred consequences of the future reversal of Peruvian deferred tax assets and liabilities on the impact of the Peruvian employee profit share plan tax of $5.8 million in 2012 and $3.9 million in 2011.

At December 31, 2012, we had recognized a gross deferred tax asset related to net operating loss carryforwards attributable to the United States of $43.0 million, before application of the valuation allowances.  As of December 31, 2012, we had a valuation allowance for the full amount of the domestic deferred tax asset of $35.8 million, resulting from the income tax benefit generated from net losses, as we believe, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2032. Furthermore, because we had no operations within the U.S. taxing jurisdiction, it is likely that sufficient generation of revenue to offset our deferred tax asset is remote.

In 2011, we amended our 2009 U.S. Federal Tax return to elect to deduct its previously benefited foreign income tax credits.  This resulted in an increase to our net operating loss carryforward and the elimination of the foreign income tax credit carryforward previously accrued as a deferred tax asset.  Since we maintained a full valuation allowance against the net operating loss carryforward and the foreign tax credit carryforward deferred tax assets, the election to deduct the foreign tax credit resulted in no impact to overall tax expense.

At December 31, 2012, we had recognized a gross deferred tax asset related to net operating loss carryforwards attributable to foreign jurisdictions of $14.7 million, before application of the valuation allowances, attributable to foreign net operating losses, which begin to expire in 2014.  We are subject to Peruvian income tax on its earnings at a statutory rate, as defined in the Block Z-1 License Contract, of 22%.  We assessed the realizability of the deferred tax asset generated in Peru.  We considered whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in Peru during the periods in which those temporary differences become deductible.  Based upon the level of historical taxable income, the availability of certain prudent and feasible income tax planning opportunities and projections for future taxable income over the periods in which the deferred tax assets are deductible, along with the transition into the commercial phase under the Block Z-1 License Contract, we believe it is more likely than not that it will realize the majority of the these deductible differences at December 31, 2012.  In addition, we had a $3.5 million valuation allowance on certain foreign deferred tax assets related to overhead allocations and exploration activities on Blocks XIX, XXII and XXII, as we believe we may not receive the full benefit of these deductions.  As a result, we recognized a net deferred tax asset of $55.3 million related to our foreign operations as of December 31, 2012.

We recognized a total tax provision for the year ended December 31, 2012 of approximately $15.6 million.  No provision for U.S. federal and state income taxes has been made for the difference in the book and tax basis of our investment in foreign subsidiaries as such amounts are considered permanently invested.  Distribution of earnings, as dividends or otherwise, from such investments could result in U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries.  Due to our significant net operating loss carryforward position we have not recognized any excess tax benefit related to our stock compensation plans.  ASC Topic 718 prohibits the recognition of such benefits until the related compensation deduction reduces the current tax liability.

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations.  We did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.  We did not have any uncertain tax positions generated from unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of December 31, 2012 or December 31, 2011.

Net Loss

For the year ended December 31, 2012, our net loss increased $5.3 million to a net loss of $39.1 million, or ($0.34) per basic and diluted share, from a net loss of $33.8 million, or ($0.29) per basic and diluted share, for the same period in 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year Ended December 31,
	2011	2010	Increase/ (Decrease)
Net sales volume:	(in thousands except per bbl information)
Oil (MBbls)	1,380	1,518	(138)

Net revenue:
Oil revenue, net	$139,354	$110,075	29,279
Other revenue	4,386	389	3,997
Total net revenue	143,740	110,464	33,276

Average sales price (approximately):
Oil (per Bbl)	$101.01	$72.53	$28.48

Operating and administrative expenses
Lease operating expense	50,792	32,585	18,207
General and administrative expense	38,600	32,655	5,945
Geological, geophysical and engineering expense	9,315	19,107	(9,792)
Dry hole costs	13,082	32,778	(19,696)
Depreciation, depletion and amortization expense	38,944	33,755	5,189
Standby costs	4,529	7,487	(2,958)
Other expense	-	12,889	(12,889)
Total operating and administrative expenses	155,262	171,256	(15,994)

Operating loss	$(11,522)	$(60,792)	$49,270

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

For the year ended December 31, 2011 we had consistent oil production from five (gross and net) producing wells and intermittent production from six (gross and net) wells.  During the same period in 2010, we had intermittent oil production from six (gross and net) producing wells in the Corvina field and one (gross and net) producing well in the Albacora field.  Total oil production for the year ended December 31, 2011 was 1,376 MBbls compared to 1,527 MBbls for the same period in 2010.  Total sales for the year ended December 31, 2011 was 1,380 MBbls compared to 1,518 MBbls for the same period in 2010.

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

The following details the significant items contributing to the increase in lease operating expense of $18.2 million for the year ended December 31, 2011 compared to the year ended December 31, 2010:

Workovers: For the year ended December 31, 2011, workover expense increased $10.1 million compared to the same period in 2010.  The increase in workover expense for the year ended December 31, 2011 is due to three major workovers in 2011 compared to a completion of one major workover and three minor workovers in 2010.

Repairs and maintenance: For the year ended December 31, 2011, repairs and maintenance expense increased $3.9 million compared to the same period in the prior year.

During the year ended December 31, 2011, the increase in maintenance and repair expense was due to an incident that occurred while moving certain equipment during our workover campaign from Albacora to Corvina.  As a result of the incident, we incurred approximately $2.0 million of additional expense for repairs to damaged equipment.  During the year ended December 31, 2011, we incurred approximately $1.8 million related to a new maintenance and repair program to provide support for the Corvina compression facilities.  In addition, the BPZ-01 vessel completed a scheduled dry dock for maintenance and repairs at a total cost of approximately $1.4 million.  There were no similar expenses for the same periods in 2010.  These amounts were offset by approximately $1.3 million of expenses primarily related to lower third party maintenance and support vessels and Don Fernando maintenance and repair expenses.

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

Albacora lease operating expenses: For the year ended December 31, 2011, we incurred approximately $5.4 million of lease operating expenses over six months to conduct repairs and field maintenance with limited associated oil production. We incurred four months of lease operating expenses with no associated oil production during the first half of 2011 because the production from the A-14XD well was suspended in late January 2011 when our extended well testing permit and gas flaring permit expired.  Production resumed in the second quarter of 2011. During the fourth quarter of 2011, we had two months of limited oil production from the Albacora field as we attempted to manage technical difficulties encountered with each of the wells.

Contract services: For the year ended December 31, 2011, we had the necessary equipment and production facilities at both the Corvina CX-11 platform and Albacora A-platform to process the oil produced from those fields.  During the same period in 2010, we had to rent the pumps and separators from third parties.  However in the fourth quarter of 2011, we rented hydraulic jet pumps to stimulate and assist oil production in both the Corvina and Albacora fields. As a result, contract service costs decreased $1.8 million for the year ended December 31, 2011 compared to the same period in 2010.

Crude oil transportation: In connection with the suspension of oil production at the Albacora field during the six months ended June 30, 2011 and limited oil production during the three months ended December 31, 2011, we incurred reduced oil transportation costs compared to the same periods in the prior year. As a result, crude oil transportation costs decreased $1.1 million during the year ended December 31, 2011 compared to the same period in 2010.

General and Administrative Expense

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the year ended December 31, 2011, general and administrative expenses increased by $5.9 million to $38.6 million from $32.7 million for the same period in 2010, and include the costs related to third party marine operating costs in 2011.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $1.8 million to $4.0 million for the year ended December 31, 2011 from $5.8 million for the same period in 2010. The decrease in stock-based compensation expense is due to the vesting of the majority of awards granted in 2007 and 2008, which were granted at times when the grant date fair value of the awards was higher due to the high price of our common stock. Therefore, our stock-based compensation expense has declined as a majority of these older awards have vested and are not contributing as much expense as compared to the same period in 2010.  Other general and administrative expenses increased $7.7 million to $34.6 million from $26.9 million for the same period in 2010. The $7.7 million increase is due to increases in salary and salary related costs of $5.5 million, an increase of $1.5 million due to placing a reserve against a claim, increased community relations expense of $0.6 million and increased other expenses of $0.1 million.

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

Standby Costs

After completing the CX11-23D well in the Corvina field and the A-17D well in the Albacora field at the end of the third quarter of 2010, we suspended drilling operations until we could complete a seismic data acquisition program planned for the first quarter of 2012 and fabricate and install a new drilling platform in Block Z-1.  As a result, for the year ended December 31, 2011, we incurred $4.5 million in standby costs compared to $7.5 million for the same period in 2010.  These amounts include $3.9 million and $4.9 million, respectively, of standby rig costs for the years ended December 31, 2011 and 2010.  Additionally, we incurred $0.6 million and $2.6 million, respectively, of allocated expenses associated with drilling operations for the year ended December 31, 2011 and 2010.

Other Expense

For the year ended December 31, 2010, we reported $12.9 million of charges as “Other expense.” These charges include $10.7 million of charges related to certain engineering, consulting, environmental and legal costs for our planned gas plant, pipeline and gas-to-power project and $2.2 million of charges related to the abandonment of two platforms. With respect to the $10.7 million of charges related to the planned gas plant, pipeline and gas-to-power project, during the third quarter of 2010, management determined that there is no future benefit expected from these engineering and development costs associated with our current gas plant, pipeline and gas-to-power project plans.  Accordingly, we wrote off these costs. With respect to the $2.2 million of platform abandonment costs, we determined that two previously built platforms, one located in the Piedra Redonda field and the CX-13 platform located in the eastern part of the Corvina field, both of which were in existence when we acquired the rights to the offshore Block Z-1 in northwest Peru, are not suitable for our future oil development plans. Accordingly, we wrote off the $1.4 million costs incurred to evaluate the feasibility of refurbishing and using these platforms. In addition, we accrued $0.8 million of abandonment costs related to the Piedra Redonda platform as we are obligated to ensure the platform does not cause a threat to marine vessels operating in the area or marine wildlife. There were no similar expenses for the same periods in 2011.

Other Income/(Expense)

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

Income Taxes

The source of loss before income tax expense (benefit) for the year ended December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
United States	$(14,148)	$(12,688)
Foreign	(17,244)	(58,691)
Loss before income taxes	$(31,392)	$(71,379)

The income tax provision (benefit) for the year ended December 31, consists of the following (in thousands):

	2011	2010
Current Taxes
Federal	$-	$(200)
Foreign	179	2,151
Total Current	179	1,951

Deferred Taxes
Federal	$-	$-
Foreign	2,256	(13,559)
Total Deferred	2,256	(13,559)
Total income tax expense (benefit)	$2,435	$(11,608)

The income tax expense (benefit) for the year ended December 31, 2011 and 2010 differs from the amount computed by applying the U.S. statutory federal income tax rate for the applicable year to consolidated net loss before income taxes as follows (in thousands):

	2011	2010
Federal statutory income tax rate	$(10,673)	$(24,269)
Increases (decreases) resulting from:
Peruvian income tax - rate difference less than 34% statutory	2,771	5,763
Permanent book/tax differences	1,016	(365)
Non-deductible intercompany expenses and other	4,623	(2,922)
Effect of change from crediting foreign withholding tax to deducting foreign withholding tax	2,338	-
Current year foreign withholding tax	2,201	-
Change in valuation allowance	159	10,185
Total income tax expense (benefit)	$2,435	$(11,608)

A summary of the components of deferred tax assets, deferred tax liabilities and other taxes deferred at December 31, 2011 and 2010 are presented below (in thousands):

	2011	2010
Deferred Tax:
Asset:
Net Operating Loss	$39,515	$27,039
Deferred Compensation	3,667	2,658
Foreign Tax AMT	7	3,535
Exploration Expense	13,982	10,720
Depletion	94	9,148
Asset Retirement Obligation	141	105
Overhead Allocation to Foreign Locations	5,073	6,326
Other	1,365	681
Liability:
Preoperation Expenses	-	(275)
Depreciation	(18)	(18)
Asset Basis Difference	(7,871)	(1,849)
Other	-	-
Net Deferred Tax Asset	$55,955	$58,070

Less Valuation Allowance	(29,859)	(29,698)
Deferred tax asset	$26,096	$28,372

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

At December 31, 2011, we had recognized a gross deferred tax asset related to net operating loss carryforwards attributable to United States of $31.9 million, before application of the valuation allowances.  As of December 31, 2011, we had a valuation allowance for the full amount of the domestic deferred tax asset of $27.1 million, resulting from the income tax benefit generated from net losses, as we believe, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2031. Furthermore, because we had no operations within the U.S. taxing jurisdiction, it is likely that sufficient generation of revenue to offset our deferred tax asset is remote.

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

Extensions, Discoveries and Other Additions

In 2012, the reserve analysis prepared by NSAI included no extensions, discoveries and other additions.  In 2011, there were no extensions, discoveries and other additions.  The 2010 extensions, discoveries and other additions of 2.6 MMBbls were due to additional wells drilled in the Corvina field.

Revisions of Previous Estimates

The 2012 reserve analysis prepared by NSAI included negative revisions due to performance of 0.7 MMBbls.  The negative revisions were due to workovers pending on the 14D and 15D wells at the Corvina CX-11 platform, as well as removal of the Albacora A12F well from the proved category given its required conversion to a gas injection well.   The 2012 reserve report prepared by NSAI used a $108.10 per barrel price.  The 2011 reserve analysis prepared by NSAI included negative revisions due to performance of 3.2 MMBbls, partially offset by positive revisions due to price of 0.4 MMBbls.   The negative revisions were due to the lower than expected performance of our 2010 proved developed non producing wells that were intervened in 2011 in the Corvina field and in the Albacora field.  The 2011 reserve report prepared by NSAI used a $106.56 per barrel price.  The 2010 reserve analysis  prepared by NSAI included positive revisions due to price of approximately 347 MBbls that was partially offset by negative revisions of approximately 28 MBbls due to performance.  The 2010 reserve report prepared by NSAI used a $76.92 per barrel price.

Sales of Reserves in Place

The 2012 reserve analysis prepared by NSAI included sales in place of 16.4 MMBbls that relates to our sale of a 49% participating interest in Block Z-1.  There were no sales in place in 2011 and 2010.

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

Standardized Measure of Discounted Future Net Cash Flows

 At December 31, 2012, the discounted estimated future net cash flows after-tax (at 10%) from our proved reserves were $0.9 billion (measured in accordance with the regulations of the SEC and the Financial Accounting Standards Board). This amount was calculated based on the 12-month average beginning-of-month prices for the year, held flat for the life of the reserves.  The decrease of $0.6 billion, or 42%, in 2012 compared to 2011 is primarily due to our sale of a 49% participating interest under the Block Z-1 license contract.  We now own a 51% participating interest in Block Z-1.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Item 8. “Supplemental Oil and Gas Disclosure,” of this Form 10-K.

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

Liquidity, Capital Resources and Capital Expenditures

At December 31, 2012, we had cash and cash equivalents of $83.5 million, an accounts receivable balance of $24.5 million and working capital of $58.8 million.

At December 31, 2012, we had trade accounts payable and accrued liabilities of $56.0 million.

At December 31, 2012, our outstanding debt consisted of 2015 Convertible Notes whose net amount of $153.5 million includes the $170.9 million of principal reduced by $17.4 million of the remaining unamortized discount, $32.7 million outstanding under the $40.0 million secured debt facility and $35.0 million outstanding under the $75.0 million secured debt facility.  At December 31, 2012 the balance in both the debt service reserves accounts for both the $40.0 million secured debt facility and the $75.0 million secured debt facility was $32.7 million and $35.0 million respectively.  At December 31, 2012, the current and long-term portions of our long-term debt were $24.0 million and $197.2 million, respectively.

	For the Year Ended December 31,
Cash Flows	2012	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$(46,062)	$47,121	$(5,125)
Investing activities	(65,838)	(93,883)	(158,104)
Financing activities	137,268	93,182	156,834

2012 Operating Activities

Cash provided by operating activities decreased by $93.2 million to a use of cash of $46.1 million for the year ended December 31, 2012, from a source of cash of $47.1 million for the same period in 2011.  Cash flows in 2012 decreased due to higher geological, geophysical and engineering expense related to the Block Z-1 seismic program, lower sales volumes, higher costs and current taxes, partially offset by higher oil prices.  This resulted in a decrease of $63.3 million in cash flow before changes in operating assets and liabilities during 2012 compared to 2011.  Changes in cash flow as a result of changes in operating assets and liabilities provided a decrease in the use of cash of $29.9 million.  The decrease in the use of cash is due to:  (1) an increase in the change to value-added taxes of $27.9 million as we had more expenditures subject to value-added taxes and used less inventory in 2012 compared to the same period in 2011; (2) an increase in the change in accounts receivable due to amounts from our joint venture partner and the timing of oil deliveries and payments for those deliveries of $20.1 million; (3) an increase in inventory of $8.2 million and (4) an increase in the change of prepaid and other assets of $4.3 million.  Offsetting these uses of cash are changes in operating assets and liabilities providing sources of cash including: (1) an increase in the change to accounts payables of $20.6 million that includes amounts due from our joint venture partner; (2) an increase in the change to accrued and other liabilities balances of $7.3 million and (3) an increase in the changes of current tax receivables and payables as a result of the sale of a 49% participating interest in Block Z-1 and refunds of $2.7 million.

2011 Operating Activities

Cash provided by operating activities increased by $52.2 million to a source of cash of $47.1 million for the year ended December 31, 2011, from a use of cash of $5.1 million for the same period in 2010.  Cash flows in 2011 increased due to higher oil prices and the impact of working capital items, partially offset by lower sales volumes and higher costs.  This resulted in an increase of $18.6 million in cash flow before changes in operating assets during 2011 compared to 2010.  Changes in cash flow as a result of changes in operating assets and liabilities provided an increase in the source of cash of $33.6 million.  The increase in the source of cash was due to: (1) a decrease in the changes of current tax receivables and payables as a result of achieving commercial production and refunds of $17.2 million; (2) a decrease in the change in accounts receivable due to the timing of oil deliveries and payments for those deliveries of $12.8 million; (3) a decrease in the change to value-added taxes and inventory of $11.8 million as we had less expenses subject to VAT, an early VAT recovery and used more inventory in 2011 compared to the same period in 2010 (4) a decrease in inventory of $9.3 million; (5) an increase in the change to accrued and other liabilities balances of $3.2 million and (6) a decrease in the change of prepaid and other assets of $2.4 million. Offsetting these sources of cash was changes in operating assets and liabilities providing uses of cash including a decrease in the change to accounts payables of $23.1 million.

2012 Investing Activities

Net cash used in investing activities decreased by $28.1 million to $65.8 million for the year ended December 31, 2012 from $93.9 million for the same period in 2011.  The decrease in cash used in investing activities is due to net proceeds received from our divestiture of a 49% participating interest in Block Z-1 of $79.3 million and decreased capital expenditures of $7.6 million, primarily due to our funding of capital expenditures for Block Z-1 by Pacific Rubiales under the carry agreement in place after December 14, 2012, partially offset by an increase in cash used for restricted cash of $58.8 million related to our debt service reserve accounts under our credit agreements.

2011 Investing Activities

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

2012 Capital Expenditures

During the year ended December 31, 2012, we incurred gross capital expenditures of approximately $88.7 million associated with our development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

During the year ended December 31, 2012, we incurred approximately $60.2 million related to costs incurred in the design, fabrication, installation and pipeline connections related to the CX-15 platform and incurred $7.8 million for the development of and equipment for permanent production facilities.

In addition, during the year ended December 31, 2012, we added approximately $7.2 million of costs to the power plant, which primarily consisted of capitalized interest, approximately $5.7 million related to the CX-15 development drilling program and incurred approximately $7.8 million related to other capitalized costs.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012.  Pacific Rubiales provided funding for capital expenditures for Block Z-1 of $70.7 million for the year ended December 31, 2012, which we recorded as additions to property and equipment, until the closing date, at which time Pacific Rubilales exchanged for certain loans, plus any other amounts due to us or from us under the SPA.

For the year ended December 31, 2012 included in the amounts above, we capitalized approximately $0.5 million of depreciation expense and $15.6 million of interest expense to construction in progress.

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

2012 Financing Activities

Cash provided by financing activities increased by $44.1 million to a source of cash of $137.3 million for the year ended December 31, 2012, compared to a source of cash of $93.2 million for the same period in 2011. The increase in cash provided by financing activities is due to: (1) increased borrowings of $80.7 million, due to the new loans from Pacific Rubiales in 2012 versus the drawdown of the $40.0 million secured debt facility and the drawdown of the $75.0 million secured debt facility in 2011 and (2) lower debt issue costs of $2.4 million.  Partially offsetting the increases in cash are decreases in cash due to (1) higher repayments of borrowings of $38.1 million related to the $75.0 million secured debt facility and the $40.0 million secured debt facility and (2) lower proceeds from equity issuances of $0.8 million.

2011 Financing Activities

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

Debt and Capital Lease Obligations

At December 31, 2012 and  2011, debt and capital lease obligations consist of the following:

	December 31, 2012	December 31, 2011
	(in thousands)

$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($17.4) million at December 31, 2012 and ($24.1) million at December 31, 2011	$153,479	$146,781
$75.0 million Secured Debt Facility, 3-month LIBOR plus 9%, due July 2015	35,000	75,000
$40.0 million Secured Debt Facility, 3-month LIBOR plus 8%, due January 2015	32,727	40,000
Capital Lease Obligations	-	3,457
	221,206	265,238
Less: Current maturity of long-term debt and capital lease obligations	24,046	16,854
Long-term debt and capital lease obligations, net	$197,160	$248,384

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

As a result, the conversion rate and conversion price changed to 169.0082 and $5.9169, respectively.  Should there be a conversion, we must deliver, at our option, either (1) a number of shares of its common stock determined as set forth in the Indenture, (2) cash, or (3) a combination of cash and shares of our common stock.

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

Holders may also convert the 2015 Convertible Notes at their option at any time beginning on January 3, 2015, and ending at the close of business on the second business day immediately preceding the maturity date.

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

We accounted for the 2015 Convertible Notes in accordance with Accounting Standard Codification (“ASC”) Topic 470, “Debt,” as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  Under the accounting guidance, convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to be separated into liability and equity components, with the liability component amount determined in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest cost using the effective interest method over the term of the debt agreement.  In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

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

The following table is the estimated remaining cash payments including interest payments related to the 2015 Convertible Notes, assuming no conversion (in thousands):

Year
2013	$11,111
2014	11,111
2015	176,493
Total estimated remaining cash payments related to the 2015 Convertible Notes	$198,715

We evaluated the 2015 Convertible Notes agreement for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging.”  Therefore, no additional amounts have been recorded for those items.

As of December 31, 2012, the net amount of $153.5 million includes the $170.9 million of principal reduced by $17.4 million of the remaining unamortized discount.  The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs.  The remaining unamortized discount of $17.4 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At December 31, 2012, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into approximately 28.9 million shares of common stock.  As of December 31, 2012, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of our common stock at December 31, 2012, $3.15 per share, is less than the conversion price.

For the year ended December 31, 2012, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.6%.

The following table is the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the year ended December 31, 2012, 2011 and 2010, respectively:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Interest expense related to the contractual interest coupon	$11,111	$11,111	$10,062
Amortization of debt discount expense	6,698	5,961	4,480
Amortization of debt issue costs	956	916	737
Interest expense related to the 2015 Convertible Notes	$18,765	$17,988	$15,279

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

As a result of the prepayment and amendment during the second quarter of 2012, we incurred $5.8 million of fees and prepayment penalties and $1.1 million of debt issue costs. The $5.8 million in fees and prepayment penalties were recognized as a “Loss on extinguishment of debt” in the consolidated statement of operations, 25% was paid at the time of the amendment and prepayment and 25% were paid at the time of each of the next three quarterly interest payment dates ending in January 2013. Approximately $1.5 million of the remaining $2.8 million of unamortized debt issue costs associated with the initial loan was expensed as a “Loss on extinguishment of debt” in the consolidated statement of operations when we prepaid $40.0 million of principal.  The $1.1 million of new debt issue costs was combined with the remaining $1.3 million of unamortized debt issue costs and will be amortized over the amended term, ending in July 2015, using the effective interest method.  For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The $75.0 million secured debt facility, as amended, provides for ongoing fees payable by BPZ E&P to the lenders, including an administration fee of 0.50% of the principal amount outstanding and a Performance Based Arranger Fee whose amount is determined by the change in the price of Brent crude oil at inception of the loans and the price at each principal repayment date in accordance with the original loan principal repayment dates, subject to a 12% ceiling of the original principal amount borrowed.    For further information on the Performance Based Arranger Fee, see Note-11, “Derivative Financial Instruments” and Note-13, “Fair Value Measurements and Disclosures.”

The $75.0 million secured debt facility requires us to establish and maintain a debt service reserve account during the term of the debt facility.  At December 31, 2012 the debt service reserve account was fully funded for the outstanding principal balance of $35.0 million.  For further information regarding the debt service reserve account and its requirements, see Note-8, “Restricted Cash and Performance Bonds.”

The $75.0 million secured debt facility is secured by (i) 51% of BPZ E&P’s Block Z-1 property on the northwest coast of Peru, (ii) 51% of the wellhead oil production of Block Z-1, (iii) 51% of BPZ E&P’s rights, title and interests under the Block Z-1 License Contract, as amended and assigned, with Perupetro, a corporation owned by the Peruvian government empowered to become a party in the contracts for the exploration and/or exploitation of hydrocarbons in order to promote these activities in Peru, (iv) a collection account (including BPZ E&P’s deposits and investments), (v) 51% of BPZ E&P’s right, title and interests under current and future contracts in connection with the sale of crude oil and/or gas produced and sold at Block Z-1, together with related receivables, (vi)  BPZ E&P’s capital stock, (vii) a debt service reserve account, and (viii) certain other property that is subject to a lien in favor of Credit Suisse. We and our subsidiary BPZ Energy LLC also agreed to unconditionally guarantee the remaining portion of the $75.0 million secured debt facility.

The amendment to the $75.0 million secured debt facility extended the maturity of the facility to July 2015, with revised principal repayments due in quarterly installments that range from $2.0 million to $4.5 million that commenced in January 2013 and extending through July 2015.  The $75.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 9%.  Interest is due and payable quarterly.

The $75.0 million secured debt facility, as amended, contains covenants that limit our ability to, among other things, incur additional debt other than the Pacific Rubiales loans, create certain liens, enter into transactions with affiliates, pay dividends on or repurchase our stock of the Company or our subsidiaries, or sell assets other than to Pacific Rubiales or merge with another entity.  In addition, we must complete certain projects in the Corvina and Albacora offshore fields in Block Z-1 by certain scheduled dates.  The $75.0 million secured debt facility as amended also contains customary financial covenants, including (i) a maximum consolidated leverage ratio, (ii) a minimum consolidated interest coverage ratio, (iii) a maximum capitalization ratio, (iv) a minimum oil production quota per quarter, (v) a minimum debt service coverage ratio, (vi) a minimum proved developed producing reserves coverage ratio, (vii) a maximum indebtedness, and (viii) a minimum liquidity ratio. For the quarter ending December 31, 2012, we obtained a waiver from Credit Suisse relating to our minimum oil production.  In addition on March 8, 2013, for the quarter ending March 31, 2013, we obtained a waiver from Credit Suisse relating to our minimum oil production and the date for first production from the CX-15 platform.  We were in compliance with these revised financial covenants at December 31, 2012.

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

The following table is the estimated remaining cash payments related to the $75.0 million secured debt facility, as amended, and excluding potential payments for the Performance Based Arranger Fee but including interest payments (in thousands).  Currently the principal component would be paid via release of the corresponding cash from the debt service reserve account.

Year
2013	$12,038
2014	14,104
2015	14,164
Total estimated remaining cash payments related to the $75.0 million secured debt facility	$40,306

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

As a result of the amendment entered into during the second quarter of 2012, we incurred $0.8 million of debt issue costs.  The $0.8 million of new debt issue costs was combined with the remaining $0.6 million of debt issue costs and will be amortized over the amended term, ending in January 2015, using the effective interest method.  For further information on debt issue costs, see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The $40.0 million secured debt facility, as amended, provides for ongoing fees payable to Credit Suisse including a Performance Based Arranger Fee whose amount is determined by the change in the price of Brent crude oil at inception of the loan and the price at each principal repayment date in accordance with the original loan principal repayment dates, subject to a 18% ceiling of the original principal amount borrowed.    For further information on the Performance Based Arranger Fee, see Note-11, “Derivative Financial Instruments” and Note-13, “Fair Value Measurements and Disclosures.”

The $40.0 million secured debt facility is secured, in part, by three LM6000 gas-fired packaged power units (approximately $74.0 million) that were purchased by us from GE through our power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. The $40.0 million secured debt financing is also secured by certain other equipment and property pledged in favor of Credit Suisse and Credit Suisse International.  We and our subsidiary, BPZ E&P, also agreed to unconditionally guarantee the $40.0 million secured debt facility on an unsecured basis.

The $40.0 million secured debt facility requires us to establish and maintain a debt service reserve account during the term of the facility.  At December 31, 2012, the debt service reserve account was fully funded for the outstanding principal balance of $32.7 million.  For further information regarding the debt service reserve account and its requirements, see Note-8, “Restricted Cash and Performance Bonds.”

The amendment to the $40.0 million secured debt facility extended the maturity of the facility to January 2015, with revised principal repayments due in quarterly installments of $3.6 million that commenced in July 2012 and extending through January 2015.  The $40.0 million secured debt facility has a revised annual interest rate of the three month LIBOR rate plus 8%.  Interest is due and payable quarterly.

The amended $40.0 million secured debt facility subjects us to various financial covenants calculated as of the last day of each quarter, including a maximum leverage ratio, a minimum consolidated interest coverage ratio, a maximum consolidated capitalization ratio and minimum oil production quota per quarter.  For the quarter ending December 31, 2012, we obtained a waiver from Credit Suisse relating to our minimum oil production.  In addition on March 8, 2013, for the quarter ending March 31, 2013, we obtained a waiver from Credit Suisse relating to our minimum oil production.  We were in compliance with these revised financial covenants at December 31, 2012.

The $40.0 million secured debt facility provides for events of default customary for facilities of this type, the occurrence and continuation of which could result in the acceleration of amounts due under the facility. In addition, the $40.0 million secured debt facility provides for a mandatory repayment of the loans if we secure financing for our gas-to-power project.

The following table is the estimated remaining cash payments related to the $40.0 million secured debt facility, as amended, and excluding potential payments for the Performance Based Arranger Fee but including interest payments (in thousands).  Currently the principal component would be paid via release of the corresponding cash from the debt service reserve account.

Year
2013	$16,365
2014	15,607
2015	3,712
Total estimated remaining cash payments related to the $40.0 million secured debt facility	$35,684

     Pacific Rubiales Loans

On April 27, 2012, we and Pacific Rubiales executed a SPA where we formed an unincorporated joint venture with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012 (together, the “Pacific Rubiales Loans”).  Until the required approvals were obtained, Pacific Rubiales had agreed to provide us $65.0 million and other funds as loans to continue to fund our Block Z-1 capital and exploratory activities.  These amounts were reflected as long-term debt prior to the completion of the contractual arrangements.

On December 14, 2012 Perupetro approved the terms of the amendment to the Block Z-1 license contract to recognize the sale of a 49% participating interest in offshore Block Z-1 to Pacific Rubiales.  We and Pacific Rubiales waived and modified certain contract conditions in order to close the transaction.  On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Z-1 license contract.

At closing, Pacific Rubiales exchanged certain loans along with an additional $85.0 million, plus any other amounts due to us or from us under the SPA, for the interests and assets obtained from us under the SPA and under the Block Z-1 License Contract.

We also reflected $19.9 million as other current liabilities and $20.8 million as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012.  This amount will be settled by the Company and Pacific Rubiales under the terms of the SPA.

$15.0 Million IFC Reserve-Based Credit Facility

In 2008, we secured a $15.0 million reserve-based lending facility (“IFC Facility”) agreement (the “Loan Agreement”) with IFC through our subsidiaries BPZ E&P and BPZ Marine Peru S.R.L. as borrowers. The IFC Facility was to originally mature in December 2012; however, following the $40.0 million secured debt facility issued by us January 2011, a portion of the proceeds was used to repay the amount outstanding to the IFC.

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

Capital Leases

In June 2007, we entered into a capital lease agreement, with an option to purchase, for two vessels, the Namoku and the Nu’uanu, to assist in the development of the Corvina oil field. The capital lease assets were recorded at $6.2 million, which represented the present value of the minimum lease payments, or the aggregate fair market value of the assets.

In May 2009, we entered into an amendment of our lease agreement for two vessels under charter, the Namoku and the Nu’uanu. Under the terms of the amended lease agreement, the charter, originally set to expire in November 2009, was extended for five years commencing on May 1, 2009.  During the first 18 months of the amended lease term, the daily charter rate for the use of both vessels was fixed. Commencing on November 2010, the daily charter rate for the use of both vessels is based on a tiered structure with the daily rate dependent upon the amount of the previous month’s average daily per barrel price of West Texas Intermediate Crude Oil (“WTI”), as indicated on the New York Mercantile Exchange. Any amount paid by us after November 2010 over the initial daily rate as a result of the escalated tiered structure based on the price of WTI is considered contingent rental payments.  The amount of the contingent lease payments paid in 2012 and 2011 was $0.6 million and $1.6 million, respectively. The amended lease agreement contains a $3.0 million purchase option after the third year of the lease, a $2.0 million purchase option after the fourth year of the lease and a mandatory $1.0 million purchase obligation by us after the fifth year of the lease. We accounted for the amended lease agreement in accordance with ASC Topic 840, “Leases.”  Under the guidance, the lease agreement continues to be accounted for as a capital lease and the imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 34.9%.

In June 2008, we entered into a two year capital lease agreement to acquire the production equipment used on board the Namoku resulting in additional capital assets of approximately $2.4 million. Further we capitalized an additional $2.8 million of production equipment in order to have the floating production, storage and offloading facility (“FPSO”) ready to receive and treat oil received from the CX-11 platform. The FPSO lease contains two bargain purchase options; therefore, depreciation of the leased asset will be over its useful life.  The lease contains a bargain purchase option of $1.0 million at the end of the first year of the lease and a $0.5 million bargain purchase option at the end of the second year of the lease. We accounted for the lease agreement in accordance with ASC Topic 840, “Leases.”  Under the guidance, the lease agreement was accounted for as a capital lease and the imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 28.3%.  In July 2010, the Company exercised the second year purchase option and purchased the capital lease production equipment used on board the Company’s FPSO, the Namoku.

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

At December 31, 2012, we had no amounts outstanding under capital leases.

Interest Expense

The following table is a summary of interest expense for the year ended December 31, 2012, 2011 and 2010, respectively:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Interest expense	$31,719	$30,446	$21,250
Capitalized interest expense	(15,604)	(10,674)	(9,632)
Interest expense, net	$16,115	$19,772	$11,618

Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
	(in thousands)
Performance bonds totaling $5.6 million for properties in Peru	$3,338	$3,338
Insurance bonds for import duties related to a construction vessel	825	814
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	259	563
$75.0 million secured debt facility	35,000	2,500
$40.0 million secured debt facility	32,727	2,000
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$72,799	$9,865

Current portion of restricted cash as of the end of the period	$25,129	$2,000

Long-term portion of restricted cash as of the end of the period	$47,670	$7,865

The $75.0 million secured debt facility we entered into in July 2011 required us to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  After the first 15-month period, we are required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date.  The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $75.0 million secured debt facility in the amount of outstanding principal.  The restricted cash related to the current and non-current portion of the $75.0 million secured debt financing was $9.5 million and $25.5 million, respectively, at December 31, 2012.  The restricted cash related to the non-current portion of the $75.0 million secured debt financing was $2.5 million at December 31, 2011.

The $40.0 million secured debt facility we entered into in January 2011 required us to establish a $2.0 million debt service reserve account during the first 18-month period, and thereafter, we must maintain a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date.  The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $40.0 million secured debt facility in the amount of outstanding principal.  The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $14.5 million and $18.2 million, respectively, at December 31, 2012.  The restricted cash related to the current portion of the $40.0 million secured debt financing was $2.0 million at December 31, 2011.

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

2013 Estimated Capital and Exploratory Expenditures Budget

We plan to spend approximately $27.0 million in 2013 on capital and exploratory expenditures, excluding capitalized interest, for our three onshore blocks in which we hold 100% working interests, as the capital and exploratory expenditures for offshore Block Z-1 are fully carried by Pacific Rubiales under the joint venture agreements.

Our 51% share of the Block Z-1 capital investments to be fully carried by Pacific Rubiales is budgeted at $79.0 million ($154.0 million gross).  Our planned activities at Block Z-1 include $35.0 million of CX-15 developmental drilling for six wells, $8.0 million for projects and engineering at the Corvina and Albacora fields and $3.0 million related to other expenditures.  On a contingent basis, the budget includes $18.0 million related to two-well drilling program and facilities at the Albacora field should 3-D seismic dictate a return to drilling, and $12.0 million for the Corvina gas pipeline to shore related to the proposed gas-to-power project.  In addition, exploratory expenditures include $3.0 million for the completion of 3-D seismic survey-related activity, including processing, as well as other engineering projects.

Our $27.0 million planned capital and exploratory expenditures onshore include contingent amounts subject to receipt of necessary permits which include $12.0 million for shallow drilling activities at Block XXIII as well as $9.0 million of 3-D and 2-D seismic work for Blocks XIX and XXII, respectively.  Other expenditures of $6.0 million are also included.

Liquidity Outlook

Our major sources of funding to date have been oil sales, equity and debt financing activities and asset sales.  With our current cash balance, current and prospective Corvina and Albacora oil development cash flow and the sale of a 49% participating interest in Block Z-1 to Pacific Rubiales (See Divestiture above for additional details on the joint venture), we believe we will have sufficient capital resources to execute our planned Corvina and Albacora oil development projects and our initial onshore projects, as well as service our current obligations.

On April 27, 2012, we and Pacific Rubiales executed a SPA under which we formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru, and Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1.  Pursuant to the SPA, Pacific Rubiales agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012. The transaction provided for certain sale adjustments based upon the collection of revenues, the payment of expenses and income taxes attributable to the properties that took place after an effective date of January 1, 2012 and prior to the closing which was effective on December 14, 2012.  These amounts were considered settled by adjusting down the unused portion of the agreed funding amount of $185.0 million. At December 31, 2012, based on our share of 2012 Block Z-1 capital and exploratory expenditures credited against the carry amount, and the sale adjustments, the carry amount available for our portion of future capital and exploratory expenditures in Block Z-1 was $126.3 million.

In 2010, we hired Credit Suisse Securities (USA) LLC, a financial advisor, to help us in pursuing joint venture partnerships and/or farm-outs for some of our assets in northwest Peru.  The data room for Blocks XIX and XXIII is open, with Credit Suisse Securities (USA) LLC managing the formal process to find a joint venture partner for these onshore blocks.  Interested partners have been reviewing the data.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

On April 27, 2012, we and Pacific Rubiales executed a SPA under which we formed an unincorporated joint venture relationship to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012.

On December 14, 2012 Perupetro approved the terms of the amendment to the Block Z-1 license contract to recognize the sale of a 49% participating interest in offshore Block Z-1 to Pacific Rubiales.  We and Pacific Rubiales waived and modified certain contract conditions in order to effect an accelerated closing of the transaction.  On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Z-1 license contract.

The transaction provided for an  adjustment based upon the collection of revenues ($56.1 million) and the payment of expenses ($32.6 million) and income taxes ($5.2 million) attributable to the properties that took place after an effective date of January 1, 2012 and prior to the closing which was effective on December 14, 2012.  These amounts were considered settled by adjusting down by $18.3 million the unused portion of the agreed funding amount of $185.0 million by Pacific Rubiales for the Company’s share of capital and exploratory expenditures in Block Z-1.  At December 31, 2012 the carry amount was $126.3 million.

Contractual Obligations

	Payments Due by Period at December 31, 2012
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations:	(in thousands)
Operating lease obligation (1)	$20,512	$18,859	$1,596	$57	$-
Debt obligation (2)	277,690	42,499	235,191	-	-
Purchase obligation/Current and Non-current liabilities (3)	40,696	19,941	20,755	-	-
Total	$338,898	$81,299	$257,542	$57	$-

(1)	Includes operating leases for our executive office in Houston, Texas (expires in 2016), and our branch offices in Lima, Peru (expires in 2014) and warehouses in Peru (expires in 2014), respectively.

Includes the monthly lease expense for three of our drilling rigs. Two leases are set to expire in the first quarter of 2013, the other lease is set to expire in December 2013.

Includes the monthly lease expense for one of our oil transportation vessels whose lease is set to expire in April 2013.

(2)
Includes the debt and interest payments related to the $75.0 million secured credit facility. We estimate the remaining cash payments related to the $75.0 million secured debt facility, excluding potential payments for the performance based arranger fee, for the year ended December 31, 2013, 2014 and 2015 to be approximately $12.0 million, $14.1 million and $14.2 million, respectively.  At December 31, 2012 the debt service reserve account was fully funded for the principal outstanding principal balance of $35.0 million. Interest payments are based on the debt balance, scheduled maturities and interest rates in effect at December 31, 2012.  We estimate the cash payments related to the $75.0 million secured debt facility, for the performance based arranger fee, for the year ended December 31, 2013, 2014 and 2015 to be approximately $0.2 million, none and none, respectively.

Includes the debt and interest payments related to the $40.0 million secured credit facility. We estimate the remaining cash payments related to the $40.0 million secured debt facility, excluding potential payments for the performance based arranger fee, for the years ended 2013, 2014 and 2015 to be approximately $16.4 million,  $15.6 million and $3.7 million, respectively.  At December 31, 2012 the debt service reserve account was fully funded for the principal outstanding principal balance of $32.7 million. Interest payments are based on the debt balance, scheduled maturities and interest rates in effect at December 31, 2012.  We estimate the cash payments related to the $40.0 million secured debt facility, for the performance based arranger fee, for the years ended 2013, 2014 and 2015 to be approximately $2.8 million, none and none, respectively.

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

(3)
Includes current and non-current liabilities related to exploratory expenditures for Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012.  This amount will be settled by the Company and Pacific Rubiales under the terms of the SPA.

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

Management is responsible for estimating the quantities of proved oil and natural gas reserves and for preparing related disclosures. Estimates and related disclosures are prepared in accordance with SEC requirements and generally accepted industry practices in the U.S. as prescribed by the Society of Petroleum Engineers. Reserve estimates are independently evaluated at least annually by our independent qualified reserves engineers, NSAI.

Our Board of Directors (“Board”) oversees the review of our oil and gas reserves and related disclosures by our appointed independent reserve engineers. The Board meets with management periodically to review the reserves process, results, and to confirm that the independent reserve engineers have had access to sufficient information, including the nature and satisfactory resolution of any material differences of opinion between us and the reserve engineers.

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

Future Dismantlement, Restoration, and Abandonment Costs

The accounting for future development and abandonment costs changed on January 1, 2003, with the issuance of ASC Topic 410, “Asset Retirement and Environmental Liabilities,” which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The accrual is based on estimates of these costs for each of our properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these costs is difficult and requires management to make estimates and judgments that are subject to future revisions based on numerous factors, including changing technology, the political and regulatory environment and estimates as to the proper discount rate to use and timing of abandonment.

In periods subsequent to initial measurement of the asset retirement obligation liability, we recognize period to period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate.  Revisions also result in increases or decreases in the carrying cost of the oil and gas asset.  Increases in the asset retirement obligation liability due to the passage of time impact income as accretion expense. The related capitalized cost, including revisions, is charged to expense as depreciation, depletion and amortization.

Our plan of operations includes the drilling of wells.  We will be required to plug and abandon those wells and restore the well sites upon abandonment if they are abandoned prior to the end of the contract period.  See Note-9, “Asset Retirement Obligation” to the consolidated financial statements provided herein for further detail.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and branch offices. All intercompany balances and transactions have been eliminated.

Our accounting policy regarding partnership or joint venture interests in oil and gas properties is to consolidate such interests on a pro-rata basis in accordance with accepted practice in the oil and gas industry. However, we have not been able to receive timely information to allow us to proportionately consolidate the minority non-operated net profits interest owned by our consolidated subsidiary, SMC Ecuador Inc. See Note-7, “Investment in Ecuador Property” to the consolidated financial statements for further discussion regarding the investment in our Ecuador property. Accordingly, we account for this investment under the cost method. As such, we record our share of cash received or paid attributable to this investment as other income or expense and amortizes its investment into income over the remaining term of the license agreement which expires in May 2016.  The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012 and the entitlement to crude oil production and sharing of joint operating expenditures from that day forward was allocated to each partner. The sharing of any production or joint operating expenditures prior to that date for 2012 was handled as an adjustment to the carry amount under the SPA.  In addition, the carry of capital and exploratory expenditures for Block Z-1 by Pacific Rubiales began from December 14, 2012 forward, so expenditures for capital and exploratory activities at Block Z-1 have been shown 100% for the account of Pacific Rubiale during the period of December 14, though December 31, 2012. The BPZ share of the 2013 Block Z-1 capital and exploratory expenditures should be fully funded by our partner under the carry agreement in place.

Stock Based Compensation

We account for stock-based compensation at fair value in accordance with the provisions of ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employee directors. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the Consolidated Statements of Operations ratably over the employee’s or non-employee director’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is determined using the Black-Scholes option-pricing model.  Restricted stock awards and units are valued using the market price of our common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on our historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the year ended December 31, 2012, 2011 and 2010. We provide compensation benefits to employees and non-employee directors under share-based payment arrangements, including various employee stock option plans.

ASC Topic 230, “Statement of Cash Flows,” requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for equity awards (excess tax benefits) to be classified as financing cash flows. However, as we are not able to use these tax deductions (see Note-18, “Income Taxes” for further information), we have no excess tax benefits to be classified as financing cash flows.

Income Taxes

 We are subject to income and other taxes in Peru and the United States. For financial reporting purposes, we provide taxes at rates applicable for the appropriate tax jurisdictions.  Estimates of amounts of income tax to be recorded involve interpretation of complex tax laws, assessment of the effects of foreign taxes and domestic taxes.

Our consolidated balance sheets include deferred tax assets. Deferred tax assets arise when expenses are recognized in the financial statements before they are recognized in the tax returns or when income items are recognized in the tax returns before they are recognized in the financial statements. Deferred tax assets also arise when operating losses or tax credits are available to offset tax payments due in future years. Ultimately, realization of a deferred tax asset depends on the existence of sufficient taxable income within the future periods to absorb future deductible temporary differences, loss carryforwards or credits.

In assessing the realizability of deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. As a result, we may determine, and we have determined in the past, that a deferred tax asset valuation allowance should be established. Any increases or decreases in a deferred tax asset valuation allowance would impact net income through offsetting changes in income tax expense.   See Note-18, “Income Taxes.”

Foreign Exchange

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador. Ecuador has adopted the U.S. Dollar as its official currency. Peru, however, still uses its local currency, Nuevo Sol, in addition to the U.S. Dollar and therefore our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation of that country. We have adopted ASC Topic 830, “Foreign Currency Matters,” which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet monetary accounts using current exchange rates in effect at the balance sheet date, non-monetary accounts using historical exchange rates in effect at the time the transaction occurs, and for revenue and expense accounts using a weighted average exchange rate during the period reported. Accordingly, the gains or losses resulting from such translation are included in other income and expense in the consolidated Statements of Operations.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance that clarifies application of fair value measurement and disclosure requirements and is effective for annual and interim periods beginning after December 15, 2011.  As of March 31, 2012, we adopted the provisions of this guidance, which did not impact the consolidated financial statements. The only impact was to fair value disclosures.

In December 2011, the FASB issued guidance that requires that an entity disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position.  The guidance is effective for annual periods beginning on or after January 1, 2013.  The guidance for the disclosures will be applied retrospectively for all prior periods presented.  There was no impact on our financial position and results of operations.

On August 22, 2012, the SEC adopted rules mandated by the Dodd-Frank Act requiring entities who file reports with the SEC and commercially develop oil, natural gas or liquids (“resource extraction issuers”) to disclose certain payments made to the U.S. government or foreign governments.  The rules provide guidance on the types of payments and information about payments that must be disclosed.  The rules require a resource extraction issuer to disclose the information annually by filing a new form with the SEC (Form SD) no later than 150 days after the end of its fiscal year.  A resource extraction issuer is required to comply with the new rules for fiscal years ending after September 30, 2013.   As a result, beginning in 2014, we must annually provide information about the type and total amount of payments made for each project related to the commercial development of oil, natural gas, or minerals, and the type and total amount of payments made to each government. There will be no impact on our financial position and results of operations, but may require additional disclosures in future filings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in interest rates, oil and natural gas prices and foreign currency exchange rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

 Interest Rate Risk.

As of December 31, 2012, we had long-term debt of approximately $197.2 million and current maturities of long-term debt of approximately $24.0 million.

The $75.0 million secured debt facility, which at December 31, 2012 had $35.0 million outstanding, is variable rate debt that exposes us to the risk of increased interest expense in the event of increases in short-term interest rates.  If the variable interest rate were to increase by 1% from the rate at inception, interest expense would increase by approximately $0.3 million annually.  The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

The $40.0 million secured debt facility, which at December 31, 2012 had $32.7 million outstanding, is variable rate debt that exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from the rate at inception, interest expense would increase by approximately $0.3 million annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

In February and March 2010, we closed on the private offering for an aggregate $170.9 million convertible notes due 2015. The 2015 Convertible Notes are general senior unsecured obligations of BPZ and subject us to risks related to changes in the fair value of the debt, however, due to make-whole provisions within the Indenture, our exposure to potential gains if we were to repay or refinance such debt are minimal.

The fair value of our 6.5% 2015 Convertible Notes as compared to the carrying value at December 31, 2012 and 2011, was as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value (2)	Carrying Amount	Fair Value (2)
	(in thousands)		(in thousands)
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($17.4) million at December 31, 2012 and ($24.1) million at December 31, 2011 (1)	$153,479	$147,861	$146,781	$140,460

(1)	Excludes obligations under capital lease arrangements and variable rate debt.

(2)
We estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $147.9 million and $140.5 million at December 31, 2012 and December 31, 2011, respectively, based on observed market prices for the same or similar type of debt issues.

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

Foreign Currency Exchange Rate Risk

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, the Nuevo Sol, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation in that country.  Transaction differences have been nominal to date but are expected to increase as our activities in Peru continue to escalate.  During the year ended December 31, 2012, 2011, and 2010, exchange rate gains and losses were not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BPZ Resources, Inc. and Subsidiaries

Supplemental Oil and Gas Disclosures (Unaudited)	125

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
BPZ Resources, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of BPZ Resources, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BPZ Resources, Inc. at December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BPZ Resources, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, TX
March 15, 2013

BPZ Resources, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31, 2012	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$83,540	$58,172
Accounts receivable	24,523	8,174
Income taxes receivable	-	1,212
Value-added tax receivable	20,569	24,720
Inventory	19,851	16,841
Restricted cash	25,129	2,000
Prepaid and other current assets	5,734	2,304
Total current assets	179,346	113,423

Property, equipment and construction in progress, net	238,557	381,602
Restricted cash	47,670	7,865
Other non-current assets	5,983	7,527
Investment in Ecuador property, net	632	820
Deferred tax asset	55,242	26,096
Total assets	$527,430	$537,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,978	$19,520
Accrued liabilities	34,013	19,694
Other liabilities	21,792	1,015
Current income taxes payable	10,460	-
Accrued interest payable	5,234	6,064
Derivative financial instruments	2,984	1,096
Current maturity of long-term debt and capital lease obligations	24,046	16,854
Total current liabilities	120,507	64,243

Asset retirement obligation	2,708	1,304
Derivative financial instruments	-	950
Other non-current liabilities	20,755	-
Long-term debt and capital lease obligations, net	197,160	248,384
Total long-term liabilities	220,623	250,638

Commitments and contingencies (Note 20 and 21)

Stockholders’ equity:
Preferred stock, no par value, 25,000 authorized; none issued and outstanding	-	-
Common stock, no par value, 250,000 authorized; 116,932 and 115,910 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	560,175	557,238
Accumulated deficit	(373,875)	(334,786)
Total stockholders’ equity	186,300	222,452
Total liabilities and stockholders’ equity	$527,430	$537,333

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010

Net revenue:
Oil revenue, net	$122,708	$139,354	$110,075
Other revenue	250	4,386	389

Total net revenue	122,958	143,740	110,464

Operating and administrative expenses:
Lease operating expense	52,458	50,792	32,585
General and administrative expense	31,806	38,600	32,655
Geological, geophysical and engineering expense	40,686	9,315	19,107
Dry hole costs	-	13,082	32,778
Depreciation, depletion and amortization expense	45,873	38,944	33,755
Standby costs	5,340	4,529	7,487
Other expense	2,266	-	12,889
Gain on divestiture	(26,864)	-	-

Total operating and administrative expenses	151,565	155,262	171,256

Operating loss	(28,607)	(11,522)	(60,792)

Other income (expense):
Income from investment in Ecuador property, net	62	412	740
Interest expense, net	(16,115)	(19,772)	(11,618)
Loss on extinguishment of debt	(7,318)	-	-
Loss on derivatives	(2,610)	(2,046)	-
Interest income	44	453	272
Other income (expense)	(159)	1,083	19

Total other expense, net	(26,096)	(19,870)	(10,587)

Loss before income taxes	(54,703)	(31,392)	(71,379)

Income tax expense (benefit)	(15,614)	2,435	(11,608)

Net loss	$(39,089)	$(33,827)	$(59,771)

Basic net loss per share	$(0.34)	$(0.29)	$(0.52)
Diluted net loss per share	$(0.34)	$(0.29)	$(0.52)

Basic weighted average common shares outstanding	115,631	115,367	114,919
Diluted weighted average common shares outstanding	115,631	115,367	114,919

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balances at January 1, 2010	115,224	$513,145	$(241,188)	$271,957
Long-term incentive compensation plans, net of forfeitures	268	5,813	-	5,813
Common stock sold for cash, net of offering costs	-	(42)	-	(42)
Proceeds of convertible notes allocated to equity, net of debt issuance costs	-	33,369	-	33,369
Net loss	-	-	(59,771)	(59,771)
Balances at December 31, 2010	115,492	552,285	(300,959)	251,326

Exercise of stock options	242	939	-	939
Long-term incentive compensation plans, net of forfeitures	176	4,019	-	4,019
Common stock sold for cash, net of offering costs	-	(5)	-	(5)
Net loss	-	-	(33,827)	(33,827)
Balances at December 31, 2011	115,910	557,238	(334,786)	222,452

Long-term incentive compensation plans, net of forfeitures	982	2,841	-	2,841
Common stock sold for cash, net of offering costs	40	96	-	96
Net loss	-	-	(39,089)	(39,089)
Balances at December 31, 2012	116,932	$560,175	$(373,875)	$186,300

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net loss	$(39,089)	$(33,827)	$(59,771)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,841	4,019	5,813
Depreciation, depletion and amortization	45,873	38,944	33,755
Amortization of investment in Ecuador property	188	188	188
Deferred income taxes	(29,165)	2,047	(13,559)
Dry hole costs	-	13,082	32,778
Net loss on abandoned assets	-	-	12,089
Loss on extinguishment of debt	7,318	-	-
(Gain) on divestiture	(26,864)	-	-
Amortization of discount and deferred financing fees	9,833	8,648	5,272
Unrealized loss on derivatives	938	2,046	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(16,349)	3,762	(9,069)
(Increase) decrease in value-added tax receivable	(21,259)	6,632	(5,200)
(Increase) decrease in inventory	(5,641)	2,546	(6,748)
(Increase) decrease in other assets	(3,379)	935	(1,480)
Decrease in income taxes receivable	-	9,003	-
Increase (decrease) in accounts payable	2,458	(18,159)	4,981
Increase in accrued liabilities	13,708	7,412	4,083
Increase (decrease) in income taxes payable	11,691	-	(8,194)
Increase (decrease) in other liabilities	836	(157)	(63)
Net cash provided by (used in) operating activities	(46,062)	47,121	(5,125)

Cash flows from investing activities:
Property and equipment additions	(82,203)	(89,778)	(158,064)
Divestiture of properties and equipment	79,299	-	-
Increase in restricted cash	(62,934)	(4,105)	(40)
Net cash provided by (used in) investing activities	(65,838)	(93,883)	(158,104)

Cash flows from financing activities:
Borrowings	195,688	115,000	170,938
Repayments of borrowings	(54,919)	(16,807)	(7,994)
Deferred and other loan fees	(3,597)	(5,945)	(6,068)
Proceeds from exercise of stock options, net	-	939	-
Proceeds from sale of common stock, net	96	(5)	(42)
Net cash provided by (used in) financing activities	137,268	93,182	156,834

Net increase (decrease) in cash and cash equivalents	25,368	46,420	(6,395)
Cash and cash equivalents at beginning of period	58,172	11,752	18,147
Cash and cash equivalents at end of period	$83,540	$58,172	$11,752

Supplemental cash flow information:
Cash paid (refund) for:
Interest	$22,716	$20,007	$11,812
Income tax	1,793	(8,969)	10,534
Non — cash items:
Debt exchanged in divestiture for value added tax receivable	$24,196	$-	$-
Debt exchanged in divestiture included in the $150.0 million sale proceeds	65,000
Debt exchanged in divestiture for 2012 Block Z-1 property additions	65,795
Debt transferred to current and other non-current liabilities related to 2012 Block Z-1 exploratory expenditures	40,697	-	-
Purchase and additions to equipment with the issuance of a capital lease obligation	-	154	172
Depletion allocated to production inventory	648	419	287
Depreciation on support equipment capitalized to construction in progress	472	317	1,773
Asset retirement obligation capitalized to property and equipment, net of revisions	1,314	339	21
Property and equipment transferred to / from current assets or other non-current assets	-	1,158	-
Gain on capital lease repayment capitalized to property and equipment	180	-	-

The accompanying notes are an integral part of these consolidated financial statements.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

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

The Company maintains a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”), registered in Peru through its wholly-owned subsidiary BPZ Energy, LLC, a Texas limited liability company, and its subsidiary, BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership. Currently, the Company, through BPZ E&P, has license contracts for oil and gas exploration and production covering a total of approximately 2.2 million gross (1.9 million net) acres, in four blocks, in northwest Peru. The Company’s license contracts cover ownership of the following properties: 51% working interest in Block Z-1 (0.6 million gross acres), 100% working interest in Block XIX (0.5 million gross acres), 100% working interest in Block XXII (0.9 million gross acres) and 100% working interest in Block XXIII (0.2 million gross acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and Blocks XXII and XXIII contracts were signed in November 2007. Generally, according to the Organic Hydrocarbon Law No. 26221 and the regulations thereunder (the “Organic Hydrocarbon Law” or “Hydrocarbon Law”) the seven-year term for the exploration phase can be extended in each contract by up to an additional three years to a maximum of ten years. However, this exploration extension is subject to government approval and specific provisions of each license contract can vary the exploration phase of the contract as established Hydrocarbon Law. The license contracts require the Company to conduct specified activities in the respective blocks during each exploration period in the exploration phase. If the exploration activities are successful, the Company may decide to enter the exploitation phase and the total contract term can extend up to 30 years for oil production and up to 40 years for gas production. In the event a block contains both oil and gas, as is the case in the Company’s Block Z-1 contract, the 40-year term may apply to oil production as well.

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

The Company is in the process of developing its Peruvian oil and gas reserves.  The Company entered commercial production for the Block Z-1 in November 2010 and produce and sell oil under the Company’s current sales contract.  The Company completed the installation of the new CX-15 platform in the Corvina field to continue the development of the field.  The Company is also appraising the potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1.  The Company received the required environmental permit for gas and produced water injection at Albacora on October 29, 2012, and is producing and selling oil under the Company’s current sales contract.  Additionally, the Company’s activities in Peru include (i) analysis and evaluation of technical data on its properties, (ii) preparation of the development plans for the properties, (iii) meeting requirements under the license contracts, (iv) procuring equipment for an extended drilling campaign, (v) obtaining all necessary environmental, technical and operating permits, (vi) optimizing current production, (vii) conducting seismic surveys, (viii) and obtaining preliminary engineering and design of the power plant and gas processing facilities.

On December 14, 2012 Perupetro S.A (“Perupetro”), a corporation owned by the Peruvian government empowered to become a party in the contracts for the exploration and/or exploitation of hydrocarbons in order to promote these activities in Peru, approved the terms of the amendment to the Block Z-1 license contract to recognize the sale of a 49% participating interest (“closing”) in offshore Block Z-1 to Pacific Rubiales Energy Corp. (“Pacific Rubiales”). Under terms of the agreements signed on April 27, 2012, the Company (together with its subsidiaries) formed an unincorporated joint venture relationship with a Pacific Rubiales subsidiary, Pacific Stratus Energy S.A., to explore and develop the offshore Block Z-1 located in Peru. Pursuant to the agreements, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of the Company’s share of capital and exploratory expenditures in Block Z-1 (‘the carry amount”) from the effective date of the Stock Purchase Agreement (“SPA”), January 1, 2012.  At December 31, 2012 the carry amount was $126.3 million.  On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Z-1 license contract.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of BPZ Resources, Inc. and its wholly-owned subsidiaries and branch offices. All intercompany balances and transactions have been eliminated.

The Company’s accounting policy regarding partnership or joint venture interests in oil and gas properties is to consolidate such interests on a pro-rata basis in accordance with generally accepted practice in the oil and gas industry. However, the Company has not been able to receive timely information to allow it to proportionately consolidate the minority non-operating net profits interest owned by its consolidated subsidiary, SMC Ecuador Inc. See Note-7, “Investment in Ecuador Property” to the consolidated financial statements for further discussion regarding the Company’s investment in its Ecuador property. Accordingly, the Company accounts for this investment under the cost method. As such, the Company records its share of cash received or paid attributable to this investment as other income or expense and amortizes its investment into income over the remaining term of the license agreement which expires in May 2016.  The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012 and the entitlement to crude oil production and sharing of joint operating expenditures from that day forward was allocated to each partner. At closing, the sharing of any production or joint operating expenditures prior to that date for 2012 was treated by the parties as an adjustment to the carry amount under the SPA.

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

Estimates of crude oil reserves are the most significant of the Company’s estimates. All of the reserves data are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserves estimates may be different from the quantities of crude oil and natural gas that are ultimately recovered.

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

Reclassification

Certain reclassifications have been made to the 2011 and 2010 consolidated financial statements to conform to the 2012 presentation.  These reclassifications were not material to the accompanying consolidated financial statements.

Revenue Recognition

The Company recognizes revenues when they are realized or realizable and earned. Revenues are considered realized or realizable and earned when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

The Company sells its production in the Peruvian domestic market on a contract basis. Revenue is recorded net of royalties when the purchaser takes delivery of the oil. At the end of the period, oil that has been produced but not sold is recorded as inventory at the lower of cost or market. Cost is determined on a weighted average based on production costs. See Note–15, “Revenue” for further information.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Reporting and Functional Currency

The U.S. Dollar is the functional currency for the Company’s operations in both Peru and Ecuador. Ecuador has adopted the U.S. Dollar as its official currency. Peru, however, uses its local currency, Nuevo Sol, in addition to the U.S. Dollar and therefore its financial results are subject to foreign currency gains and losses. The Company has adopted Accounting Standard Codification  (“ASC”) Topic 830, “Foreign Currency Matters,” which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet monetary accounts using current exchange rates in effect at the balance sheet date, non-monetary accounts using historical exchange rates in effect at the time the transaction occurs, and for revenue and expense accounts using a weighted average exchange rate during the period reported. Accordingly, the gains or losses resulting from such translation are included in other income and expense in the consolidated statements of operations. Due to the relatively low level of activity to date and the relatively steady exchange rate in Peru, foreign exchange gains and losses for the year ended December 31, 2012, 2011, and 2010 were not material to the Company’s financial statements.

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

Restricted Cash and Performance Bonds

As discussed in Note-8, “Restricted Cash and Performance Bonds,” the Company has secured various performance bonds, collateralized by certificates of deposit, to guarantee its obligations and commitments in connection with its exploratory properties in Peru. All of the performance bonds have been issued by Peruvian banks and their terms are dictated by the corresponding license contract or agreement.  The Company’s $75.0 million secured debt facility and $40.0 million secured debt facility require it to establish a debt service reserve account (See Note-8.) while the secured debt facilities are outstanding.

Accounts Receivable and Allowance for Doubtful Accounts

Currently, the Company’s contract terms regarding oil sales have a relatively short settlement period.  Also included in accounts receivable are amounts receivable ($15.9 million) from the Company’s joint venture partner at December 31, 2012.  The Company regularly reviews all aged accounts receivables for collectability and establishes an allowance as necessary for balances greater than 90 days outstanding. Currently, the majority of all receivables are current or were outstanding less than thirty days.

It is the Company’s belief that there are no balances in accounts receivable that will not be collected and that an allowance was not necessary at December 31, 2012 and December 31, 2011, respectively.

Inventories

Inventories consist primarily of crude oil, tubular goods, accessories and spare parts for production equipment used in the Company’s oil and gas operations, stated at the lower of average cost or market.  The cost of crude oil inventory includes production costs and depreciation, depletion and amortization of oil and gas properties.  See Note-4, “Inventory.”

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Property, Equipment and Construction in Progress

The Company follows the successful efforts method of accounting for its costs of acquisition, exploration and development of oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. Capitalized costs of producing crude oil and natural gas properties, along with support equipment and facilities, are amortized to expense by the unit-of-production method based on proved developed crude oil reserves on a field-by-field basis. Certain costs of exploratory wells are capitalized pending determinations that proved reserves have been found.  Exploratory well costs continue to be capitalized if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. If the determination is dependent upon the results of planned additional wells and required capital expenditures to produce the reserves found, the drilling costs will be capitalized as long as sufficient reserves have been found to justify completion of the exploratory well and additional wells are underway or firmly planned to complete the evaluation of the well. All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive.

The Company assesses its capitalized exploratory wells pending evaluation each quarter to determine whether costs should remain capitalized or should be charged to earnings. Other exploration costs, including geological, geophysical and engineering costs, are expensed as incurred. The Company recognizes gains or losses on the sale of properties, should they occur, on a field-by-field basis.

Projects under construction are not depreciated or amortized until placed in service. For assets the Company constructs, it capitalizes direct costs, such as labor and materials, and indirect costs, such as overhead and interest. As of December 31, 2012, property and equipment consists of office equipment, vehicles and leasehold improvements made to the Company’s offices. All such values are stated at cost and are depreciated on a straight-line basis over the estimated useful life of the assets which ranges between three and ten years, or the term of the lease. Vessels and related equipment are depreciated on a straight-line basis over the estimated useful life of the asset, which is between two and fifteen years.  Maintenance and repairs are expensed as incurred. Replacements, upgrades or expenditures which improve and extend the life of the assets are capitalized. When assets are sold, retired or otherwise disposed, the applicable costs and accumulated depreciation and amortization are removed from the appropriate accounts and the resulting gain or loss is recorded.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2012 and 2011 consist mainly of accounts payable and accrued liabilities related to costs for which goods and services have been received in support of the Company’s oil and gas operations, including drilling operations, seismic and lease operating costs.  Also included in accounts payable at December 31, 2012 are $4.4 million of amounts payable to the Company’s joint venture partner.

Other Current Liabilities

Other current liabilities included in the Company’s balance sheet at December 31, 2012 also consists of $19.9 million  related to exploratory expenditures for Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012.  This amount will be settled by the Company and Pacific Rubiales under the terms of the SPA.

Asset Retirement Obligation

Asset retirement obligations consist of dismantlement and abandonment costs, excluding salvage values, are initially recorded and the carrying amount of the related oil and natural gas properties is increased. The fair value of the asset retirement obligation asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost.  See Note-9, “Asset Retirement Obligation.”

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Other Non-current Liabilities

The other non-current liabilities included in the Company’s balance sheet at December 31, 2012 consists of non-current liabilities related to exploratory expenditures for Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012.  This amount ($20.8 million) will be settled by the Company and Pacific Rubiales under the terms of the SPA.

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

Management is responsible for estimating the quantities of proved oil and natural gas reserves and for preparing related disclosures. Estimates and related disclosures are prepared in accordance with the Security and Exchange Commission (“SEC”) requirements and generally accepted industry practices in the US as prescribed by the Society of Petroleum Engineers. Reserve estimates are independently evaluated at least annually by independent qualified reserves engineers, Netherland, Sewell & Associates, Inc (“NSAI”). The estimate of the Company’s proved reserves as of December 31, 2012 and 2011 has been prepared and presented in accordance with SEC rules and accounting standards. These rules require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month unweighted first-day-of-the-month average pricing.

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

Reserves estimates are critical to many of the Company’s accounting estimates, including:

●	Determining whether or not an exploratory well has found economically producible reserves;
●	Calculating the Company’s unit-of-production depletion rates. Proved reserves estimates are used to determine rates that are applied to each unit-of-production in calculating its depletion expense; and
●	Assessing, when necessary, the Company’s oil and gas assets for impairment using undiscounted future cash flows based on management’s estimates. If impairment is indicated, discounted values will be used to determine the fair value of the assets. The critical estimates used to assess impairment, including the impact of changes in reserves estimates, are discussed below.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

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

The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future discounted and non-discounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the expected future cash flows from an asset are less than its carrying value.  For the year ended December 31, 2012, 2011 and 2010, there were no impairment losses recognized by the Company.

Stock Based Compensation

The Company accounts for stock-based compensation at fair value in accordance with the provisions of ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employee directors.  Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the Consolidated Statements of Operations  ratably over the employee’s or non-employee director’s  requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the year ended December 31, 2012, 2011 and 2010. The Company provides compensation benefits to employees and non-employee directors under stock-based payment arrangements, including various employee stock option plans. See Note-12, “Stockholders’ Equity,” for further discussion of the Company’s stock-based compensation plans.

ASC Topic 230, “Statement of Cash Flows,” requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for equity awards (excess tax benefits) to be classified as financing cash flows. However, as the Company is not able to use these tax deductions (see Note-18, “Income Taxes” for further information), it has no excess tax benefits to be classified as financing cash flows.

Capitalized Interest

Certain interest costs have been capitalized as part of the cost of oil and gas properties under development, including wells in progress and related facilities.  Total interest costs capitalized during the year ended December 31, 2012, 2011 and 2010 were $15.6 million, $10.7 million and $9.6 million, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, restricted cash, trade receivables, trade payables, debt and derivatives. The book values of cash, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term maturity of those instruments. For further information regarding the fair value of the Company’s fixed rate debt see Note-13, “Fair Value Measurements and Disclosures.”  For the Company’s variable rate debt at December 31, 2012 and 2011, the carrying value of the debt approximates fair value as the interest rates are based on floating rates identified by reference to market rates and because the interest rates charged are at rates at which the Company can currently borrow.  The Company’s derivative financial instruments consist of variable financing arranger fee payments that are dependent on the change in oil prices from the loan origination date of the Company’s variable rate debt and the oil price on each repayment date. The Company estimates the fair value of these payments based on published forward commodity price curves at each financial reporting date.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.”  Under ASC Topic 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Environmental

The Company is subject to environmental laws and regulations of various U.S. and international jurisdictions. These laws and regulations, which are subject to change, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

Environmental costs that relate to current operations are expensed or capitalized as appropriate. Costs are expensed when they relate to an existing condition caused by past operations and will not contribute to current or future revenue generation. Liabilities related to environmental assessments and/or remedial efforts are accrued when property or services are provided and when such costs can be reasonably estimated. The Company’s cost for environmental impact assessments related to the Company’s properties for the year ended December 31, 2012, 2011 and 2010 were approximately $0.5 million, $1.6 million and $2.4 million, respectively.

Loss per Common Share

In accordance with provisions of ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted-average number of common shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities. Diluted loss per share equals basic loss per share for the periods presented because the effects of potentially dilutive securities are antidilutive.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance that clarifies application of fair value measurement and disclosure requirements and is effective for annual and interim periods beginning after December 15, 2011.  As of March 31, 2012, the Company adopted the provisions of this guidance, which did not impact the consolidated financial statements. The only impact was to fair value disclosures.

In December 2011, the FASB issued guidance that requires that an entity disclose information about offsetting and related arrangements to enable users of the Company’s financial statements to understand the effect of those arrangements on the Company’s financial position.  The guidance is effective for annual periods beginning on or after January 1, 2013.  The guidance for the disclosures will be applied retrospectively for all prior periods presented.  There was no impact on the Company’s financial position and results of operations.

On August 22, 2012, the SEC adopted rules mandated by the Dodd-Frank Act requiring entities who file reports with the SEC and commercially develop oil, natural gas or liquids (“resource extraction issuers”) to disclose certain payments made to the U.S. government or foreign governments.  The rules provide guidance on the types of payments and information about payments that must be disclosed.  The rules require a resource extraction issuer to disclose the information annually by filing a new form with the SEC (Form SD) no later than 150 days after the end of its fiscal year.  A resource extraction issuer is required to comply with the new rules for fiscal years ending after September 30, 2013.   As a result, beginning in 2014, the Company must annually provide information about the type and total amount of payments made for each project related to the commercial development of oil, natural gas, or minerals, and the type and total amount of payments made to each government. There will be no impact on the Company's financial position and results of operations, but may require additional disclosures in future filings.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Note 2 — Divestiture

On April 27, 2012, the Company and Pacific Rubiales (together with its subsidiaries) executed a SPA under which the Company formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of the Company’s share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012.  In order to finalize the joint venture, Peruvian governmental approvals were needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract.  Until the required approvals were obtained, Pacific Rubiales had agreed to provide the Company a $65.0 million down payment on the purchase price and other funds which the Company initially accounted for as loans to continue to fund the Company’s Block Z-1 capital and exploratory activities.  These amounts were reflected as long-term debt prior to the completion of the contractual arrangements.

On December 14, 2012 Perupetro approved the terms of the amendment to the Block Z-1 license contract to recognize the sale of a 49% participating interest in offshore Block Z-1 to Pacific Rubiales.  The Company and Pacific Rubiales waived and modified certain contract conditions in order to close the transaction.  On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Z-1 license contract.

At closing, Pacific Rubiales exchanged certain loans along with an additional $85.0 million, plus any other amounts due to the Company or from the Company under the SPA, for the interests and assets obtained from the Company under the SPA and under the Block Z-1 License Contract.  Proceeds of $150.0 million (less transaction costs of $5.7 million) less the net book value of the assets resulted in a gain on the sale that was recognized as a component of operating and administrative expenses in connection with the closing of $26.9 million.  Due to certain tax benefits resulting from the sale, the after tax gain was $31.1 million.

The transaction provided for an adjustment based upon the collection of revenues ($56.1 million) and the payment of expenses ($32.6 million) and income taxes ($5.2 million) attributable to the properties that took place after an effective date of January 1, 2012 and prior to the closing which was effective on December 14, 2012.  These amounts were considered settled by adjusting down by $18.3 million the unused portion of the agreed carry amount of $185.0 million by Pacific Rubiales for the Company’s share of capital and exploratory expenditures in Block Z-1.  The December 31, 2012 carry amount was $126.3 million.

At December 31, 2012, the Company reflected $19.9 million as other current liabilities and $20.8 million as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012.  This amount will be settled by the Company and Pacific Rubiales under the terms of the SPA.

Note 3 — Value-Added Tax Receivable

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 18% effective March 2011 and 19% in previous periods.

Peru currently has an IGV early recovery program for oil and gas companies during the exploration phase. Under this program, IGV paid on the acquisition of certain goods and services used directly in hydrocarbon exploration activities can be recovered prior to a commercial discovery taking place or the initiation of production and revenue billings. Because the Company has oil sales in the Corvina field and Albacora field in commercial production, it is no longer eligible for the IGV early recovery program. Accordingly, the Company is recovering its IGV receivable with IGV payables associated with future oil sales under the normal IGV recovery process.

Under the SPA and carry agreement entered into with Pacific Rubiales related to the sale of a 49% participating interest in Block Z-1, Pacific Rubiales funded the IGV incurred for the 100% of capital and exploratory expenditures of Block Z-1.  Upon closing of the transaction, the IGV balance related to this funding was transferred to them along with their respective share of assets.  See Note-2, “Divestitures.”

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Activity related to the Company’s value-added tax receivable for December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Value-added tax receivable as of the beginning of the period	$24,720	$31,352
IGV accrued related to expenditures during period	67,846	28,780
IGV reduced related to sale of oil during period	(46,586)	(35,412)
IGV related to the sale of a 49% participating interest in Block Z-1	(24,196)	-
Value-added tax receivable as of the end of the period	$21,784	$24,720

Current portion of value-added tax receivable as of the end of the period	$20,569	$24,720

Long-term portion of value-added tax receivable as of the end of the period	$1,215	$-

See Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information on the long-term portion of the value-added tax receivable.

Note 4 — Inventory

Inventories consist primarily of crude oil, tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market.

The Company maintains crude oil inventories in storage vessels until the inventory quantities are at a sufficient level to make a delivery to the refinery in Talara.  Crude oil inventory is stated at the lower of average cost or market value.  Cost is determined on a weighted average basis based on production costs.

The crude oil inventory amount at December 31, 2012 reflects the 51% ownership share by the Company after the sale of a 49% participating interest in Block Z-1 assets, including ending inventory.

Below is a summary of inventory as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(in thousands)
Tubular goods, accessories and spare parts	$18,343	$13,541
Crude oil	1,508	3,300
Inventory	$19,851	$16,841

	December 31, 2012	December 31, 2011
Crude oil (barrels)	17,876	46,105
Crude oil (cost per barrel)	$84.34	$71.57

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Note 5 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of prepaid and other current assets as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(in thousands)
Prepaid expenses and other	$4,538	$588
Prepaid insurance	441	961
Insurance receivable	755	755
Prepaid and other current assets	$5,734	$2,304

Prepaid expenses and other are primarily related to prepayments for drilling services, equipment rental and material procurement and deposits that are primarily rent deposits in connection with the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors’ and officers’ insurance policies. The insurance receivable is related to an incident that occurred in the third quarter of 2011 where, while in the process of moving certain equipment from the A platform in Albacora to the CX-11 platform in Corvina using third parties, certain equipment was damaged.  The Company expects to recover the receivable amount from either the third parties or its insurance carrier.

Below is a summary of other non-current assets as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(in thousands)
Debt issue costs, net	$4,768	$7,527
Value-added tax receivable	1,215	-
Other non-current assets	$5,983	$7,527

Other non-current assets consist of direct transaction costs incurred by the Company in connection with its debt capital raising efforts.

At December 31, 2012 and 2011 the Company had net debt issue costs of $4.8 million and $7.5 million, respectively.

In connection with the prepayment made on the $75.0 million secured debt facility and the amendments to both the $75.0 million secured debt facility and the $40.0 million secured debt facility in April 2012, the debt issue costs associated with those agreements were modified in accordance with ASC Topic 470 as follows:

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
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

The Company incurred $4.8 million of original debt issue costs associated with $170.9 million of convertible notes due 2015 (the “2015 Convertible Notes”). The debt issue costs are being amortized over the life of the $170.9 million Convertible Notes, using the effective interest method.

The following table is the amount of debt issue costs amortized into interest expense for the year ended December 31, 2012, 2011 and 2010, respectively:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Amortization of debt issue costs	$3,135	$2,687	$792
	$3,135	$2,687	$792

For further information regarding the Company’s debt, see Note-10, “Debt and Capital Lease Obligations.”

At December 31, 2012, the Company classified $1.2 million of its value-added tax receivable balance as a long-term asset as it believed it would take longer than one year to receive the benefit of this portion of the value-added tax receivable. For further information see Note-3, “Value-Added Tax Receivable.”

Note 6 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(in thousands)
Construction in progress:
Power plant and related equipment	$73,958	$66,903
Platforms and wells	15,611	48,469
Pipelines and processing facilities	11,784	20,089
Other	1,689	2,504
Producing properties (successful efforts method of accounting)	141,219	258,583
Producing equipment	27,758	17,143
Barge and related equipment	53,425	78,710
Office equipment, leasehold improvements and vehicles	9,249	10,824
Accumulated depletion, depreciation and amortization	(96,136)	(121,623)
Property, equipment and construction in progress, net	$238,557	$381,602

The property, equipment and construction in progress, net amount at December 31, 2012 reflects the sale of a 49% participating interest in Block Z-1.

Exploratory well costs capitalized greater than one year after completion of drilling were $6.6 million and $13.0 million as of December 31, 2012, and December 31, 2011.  The exploratory well costs relate to the CX11-16X gas well that was drilled in 2007, which tested sufficient quantities of gas and is currently shut-in until such time as a market is established for selling the gas.  The Company plans to use the gas from the CX11-16X well for its gas-to-power project.  The December 31, 2012 amount reflects the sale of a 49% participating interest in Block Z-1.  See Note-20, “Commitments and Contingencies” for further information on the gas-to-power project.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

During the year ended December 31, 2012 and 2011, the Company incurred gross capital expenditures of approximately $88.7 million and $90.5 million, respectively, associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

Approximately $102.1 million and $20.5 million were transferred from construction in progress to producing properties for the year ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012, the Company incurred approximately $60.2 million related to costs incurred in the design, fabrication, installation and pipeline connections related to the CX-15 platform, and incurred $7.8 million for the development of and equipment for permanent production facilities.

In addition, during the year ended December 31, 2012, the Company added approximately $7.2 million of costs to the power plant, which primarily consisted of capitalized interest, approximately $5.7 million related to the CX-15 development drilling program and incurred approximately $7.8 million related to other capitalized costs.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012.  Pacific Rubiales provided funding for capital expenditures for Block Z-1 of $70.7 million for the year ended December 31, 2012, which the Company recorded as additions to property and equipment, until the closing date, at which time Pacific Rubilales exchanged for certain loans, plus any other amounts due to the Company or from the Company under the SPA.

During the year ended December 31, 2011, the Company incurred approximately $26.6 million related to costs incurred in the design and fabrication of the CX-15 platform and incurred $22.3 million for the development of and equipment for permanent production facilities.

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

Also, during the year ended December 31, 2011, the Company added approximately $6.3 million of costs to the power plant, which primarily consists of capitalized interest, and incurred approximately $2.7 million on the Caleta Cruz dock.

For the year ended December 31, 2011, the Company incurred approximately $1.6 million in computer hardware, software and telecommunication equipment, $1.2 million in machinery and equipment, $0.6 million for assets in transit, $0.3 million in costs for office equipment and leasehold improvements in its offices Peru and approximately $3.5 million of other capitalized costs.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

The following table is the amount of interest expense and depreciation expense capitalized to construction in progress for the year ended December 31, 2012 and 2011, respectively:

	Year Ended December 31,
	2012	2011
	(in thousands)
Interest expense capitalized	$15,604	$10,674
Depreciation expense capitalized	472	317

Note 7 — Investment in Ecuador Property

 The Company has a 10% non-operating net profits interest in the Santa Elena Property, an oil and gas property in Ecuador.  The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense. Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the agreement, which expires in May 2016.

Below is a summary reflecting the Company’s income from the investment in the Ecuador property for the year ended December 31, 2012, 2011 and 2010, respectively, and the investment in the Ecuador property at December 31, 2012 and 2011, respectively:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Distributions received from investment in Ecuador property	$250	$600	$928
Amortization of investment in Ecuador property	(188)	(188)	(188)
Income from investment in Ecuador property, net	$62	$412	$740

	December 31, 2012	December 31, 2011
	(in thousands)
Investment in Ecuador property, net	$632	$820

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Note 8 — Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
	(in thousands)
Performance bonds totaling $5.6 million for properties in Peru	$3,338	$3,338
Insurance bonds for import duties related to a construction vessel	825	814
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	259	563
$75.0 million secured debt facility	35,000	2,500
$40.0 million secured debt facility	32,727	2,000
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$72,799	$9,865

Current portion of restricted cash as of the end of the period	$25,129	$2,000

Long-term portion of restricted cash as of the end of the period	$47,670	$7,865

The $75.0 million secured debt facility entered into by the Company in July 2011 required the Company to establish a $2.5 million debt service reserve account during the first 15 months the debt facility is outstanding.  After the first 15-month period, the Company is required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date.  The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $75.0 million secured debt facility in the amount of outstanding principal.  The restricted cash related to the current and non-current portion of the $75.0 million secured debt financing was $9.5 million and $25.5 million, respectively, at December 31, 2012.  The restricted cash related to the non-current portion of the $75.0 million secured debt financing was $2.5 million at December 31, 2011.

The $40.0 million secured debt facility entered into by the Company in January 2011 required the Company to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, the Company must maintain a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date.  The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1to require the funding of the debt service reserve account related to the $40.0 million secured debt facility in the amount of outstanding principal.  The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $14.5 million and $18.2 million, respectively, at December 31, 2012.  The restricted cash related to the current portion of the $40.0 million secured debt financing was $2.0 million at December 31, 2011.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, legal requirements or rental practices.

Note 9 —Asset Retirement Obligation

An obligation was recorded for the future plug and abandonment of the oil wells in the Corvina and Albacora fields, and the Pampa la Gallina well in Block XIX in accordance with the provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations.” ASC 410-20 requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Activity related to the Company’s ARO for the year ended December 31, 2012 and December 31, 2011 is as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
ARO as of the beginning of the period	$1,304	$855
Liabilities incurred during period	-	680
Liabilities settled during period	(2,093)	-
Accretion expense	89	110
Revisions in estimates during period	3,408	(341)
ARO as of the end of the period	$2,708	$1,304

The 2012 and 2011 revisions in estimates are due to the shift in timing of cash flows associated with expected payment of the ARO liability.  As revisions to estimated costs both in 2012 and 2011, the present value of the liabilities was adjusted and, as a result, the Company adjusted both the liability and capitalized asset by approximately $3.4 million and $0.3 million, respectively, in accordance with ASC Topic 410.

Liabilities settled in 2012 include $2.1 million related to the sale of a 49% participating interest in Block Z-1.

Note 10 —Debt and Capital Lease Obligations

At December 31, 2012 and 2011, debt and capital lease obligations consist of the following:

	December 31, 2012	December 31, 2011
	(in thousands)

$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($17.4) million at December 31, 2012 and ($24.1) million at December 31, 2011	$153,479	$146,781
$75.0 million Secured Debt Facility, 3-month LIBOR plus 9%, due July 2015	35,000	75,000
$40.0 million Secured Debt Facility, 3-month LIBOR plus 8%, due January 2015	32,727	40,000
Capital Lease Obligations	-	3,457
	221,206	265,238
Less: Current maturity of long-term debt and capital lease obligations	24,046	16,854
Long-term debt and capital lease obligations, net	$197,160	$248,384

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

The following is a summary of scheduled debt maturities by year (in thousands):

2013	$24,046
2014	26,545
2015	188,074
2016	-
2017	-
Thereafter	-
$238,665

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

As a result, the conversion rate and conversion price changed to 169.0082 and $5.9169, respectively. Should there be a conversion, the Company must deliver, at its option, either (1) a number of shares of its common stock determined as set forth in the Indenture, (2) cash, or (3) a combination of cash and shares of its common stock.

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

Holders may also convert the 2015 Convertible Notes at their option at any time beginning on January 3, 2015, and ending at the close of business on the second business day immediately preceding the maturity date.

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
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

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

The Company accounts for the 2015 Convertible Notes in accordance with ASC Topic 470, “Debt,” as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  Under the accounting guidance, convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to be separated into liability and equity components, with the liability component amount determined in a manner that reflects the issuer’s non-convertible debt borrowing rate. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest cost using the effective interest method over the term of the debt agreement.  In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

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

The following table is the estimated remaining cash payments including interest payments related to the 2015 Convertible Notes, assuming no conversion (in thousands):

Year
2013	$11,111
2014	11,111
2015	176,493
Total estimated remaining cash payments related to the 2015 Convertible Notes	$198,715

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

The Company evaluated the 2015 Convertible Notes agreement for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging.” Therefore, no additional amounts have been recorded for those items.

As of December 31, 2012, the net amount of $153.5 million includes the $170.9 million of principal reduced by $17.4 million of the remaining unamortized discount. The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs. The remaining unamortized discount of $17.4 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At December 31, 2012, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into approximately 28.9 million shares of common stock.  As of December 31, 2012, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of the Company’s common stock at December 31, 2012, $3.15 per share, is less than the conversion price.

For the year ended December 31, 2012, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.6%.

The following table is the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the year ended December 31, 2012, 2011 and 2010, respectively:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Interest expense related to the contractual interest coupon	$11,111	$11,111	$10,062
Amortization of debt discount expense	6,698	5,961	4,480
Amortization of debt issue costs	956	916	737
Interest expense related to the 2015 Convertible Notes	$18,765	$17,988	$15,279

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

As a result of the prepayment and amendment during the second quarter of 2012, the Company incurred $5.8 million of fees and prepayment penalties and $1.1 million of debt issue costs. The $5.8 million in fees and prepayment penalties were recognized as a “Loss on extinguishment of debt” in the consolidated statement of operations, 25% was paid at the time of the amendment and prepayment and 25% was paid at the time of each of the next three quarterly interest payment dates ending in January 2013. Approximately $1.5 million of the remaining $2.8 million of unamortized debt issue costs associated with the initial loan was expensed as a “Loss on extinguishment of debt” in the consolidated statement of operations when the Company prepaid $40.0 million of principal.  The $1.1 million of new debt issue costs was combined with the remaining $1.3 million of unamortized debt issue costs and will be amortized over the amended term, ending in July 2015, using the effective interest method.  For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

The $75.0 million secured debt facility, as amended, provides for ongoing fees payable by BPZ E&P to the lenders, including  an administration fee of 0.50% of the principal amount outstanding and a performance based arranger fee (the “Performance Based Arranger Fee”) whose amount is determined by the change in the price of Brent crude oil at inception of the loans and the price at each principal repayment date in accordance with the original loan principal repayment dates, subject to a 12% ceiling of the original principal amount borrowed.    For further information on the Performance Based Arranger Fee, see Note-11, “Derivative Financial Instruments” and Note-13, “Fair Value Measurements and Disclosures.”

The $75.0 million secured debt facility requires the Company to establish and maintain a debt service reserve account during the term of the debt facility.  At December 31, 2012 the debt service reserve account was fully funded for the outstanding principal balance of $35.0 million.  For further information regarding the debt service reserve account and its requirements, see Note-8, “Restricted Cash and Performance Bonds.”

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

The amendment to the $75.0 million secured debt facility extended the maturity of the facility to July 2015, with revised principal repayments due in quarterly installments that range from $2.0 million to $4.5 million that commenced in January 2013 and extending through July 2015.  The $75.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 9%.  Interest is due and payable quarterly.

The $75.0 million secured debt facility, as amended, contains covenants that limit the Company’s ability to, among other things, incur additional debt other than the Pacific Rubiales loans, create certain liens, enter into transactions with affiliates, pay dividends on or repurchase stock of the Company or its subsidiaries, or sell assets other than to Pacific Rubiales or merge with another entity.  In addition, the Company must complete certain projects in the Corvina and Albacora offshore fields in Block Z-1 by certain scheduled dates.  The $75.0 million secured debt facility as amended also contains customary financial covenants, including (i) a maximum consolidated leverage ratio, (2) minimum consolidated interest coverage ratio, (iii) a maximum capitalization ratio, (iv) a minimum oil production quota per quarter, (v) a minimum debt service coverage ratio, (vi) a minimum proved developed producing reserves coverage ratio, (vii) a maximum indebtedness, and (viii) a minimum liquidity ratio.  For the quarter ending December 31, 2012 the Company obtained a waiver from Credit Suisse relating to the Company’s minimum oil production.  In addition on March 8, 2013, for the quarter ending March 31, 2013, the Company obtained a waiver from Credit Suisse relating to its minimum oil production and the date for first production from the CX-15 platform.  The Company was in compliance with these revised financial covenants at December 31, 2012.

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

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

The following table is the estimated remaining cash payments related to the $75.0 million secured debt facility, as amended and excluding potential payments for the Performance Based Arranger Fee but including interest payments (in thousands).  Currently the principal component would be paid via release of the corresponding cash from the debt service reserve account.

Year
2013	$12,038
2014	14,104
2015	14,164
Total estimated remaining cash payments related to the $75.0 million secured debt facility	$40,306

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

As a result of the amendment entered into during the second quarter of 2012, the Company incurred $0.8 million of debt issue costs.  The $0.8 million of new debt issue costs was combined with the remaining $0.6 million of unamortized debt issue costs and will be amortized over the amended term, ending in January 2015, using the effective interest method.  For further information on debt issue costs, see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The $40.0 million secured debt facility, as amended, provides for ongoing fees payable to Credit Suisse including a Performance Based Arranger Fee whose amount is determined by the change in the price of Brent crude oil at inception of the loan and the price at each principal repayment date in accordance with the original loan principal repayment dates, subject to a 18% ceiling of the original principal amount borrowed.    For further information on the Performance Based Arranger Fee, see Note-11, “Derivative Financial Instruments” and Note-13, “Fair Value Measurements and Disclosures.”

The $40.0 million secured debt facility is secured, in part, by three LM6000 gas-fired packaged power units (approximately $74.0 million) that were purchased by the Company from GE through its power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. The $40.0 million secured debt financing is also secured by certain other equipment and property pledged in favor of Credit Suisse and Credit Suisse International. The Company and its subsidiary, BPZ E&P, also agreed to unconditionally guarantee the $40.0 million secured debt facility on an unsecured basis.

The $40.0 million secured debt facility requires the Company to establish and maintain a debt service reserve account during the term of the facility.  At December 31, 2012 the debt service reserve account was fully funded for the  outstanding principal balance of $32.7 million.  For further information regarding the debt service reserve account and its requirements, see Note-8, “Restricted Cash and Performance Bonds.”

The amendment to the $40.0 million secured debt facility extended the maturity of the facility to January 2015, with revised principal repayments due in quarterly installments of $3.6 million that commenced in July 2012 and extending through January 2015.  The $40.0 million secured debt facility has a revised annual interest rate of the three month LIBOR rate plus 8%.  Interest is due and payable quarterly.

The amended $40.0 million secured debt facility subjects the Company to various financial covenants calculated as of the last day of each quarter, including a maximum leverage ratio, a minimum consolidated interest coverage ratio, a maximum consolidated capitalization ratio and minimum oil production quota per quarter.  For the quarter ending December 31, 2012, the Company obtained a waiver from Credit Suisse relating to the Company’s minimum oil production.  In addition on March 8, 2013, for the quarter ending March 31, 2013, the Company obtained a waiver from Credit Suisse relating to its minimum oil production.  The Company was in compliance with these revised financial covenants at December 31, 2012.

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

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

The following table is the estimated remaining cash payments related to the $40.0 million secured debt facility, as amended and excluding potential payments for the Performance Based Arranger Fee but including interest payments (in thousands).  Currently the principal component would be paid via release of the corresponding cash from the debt service reserve account.

Year
2013	$16,365
2014	15,607
2015	3,712
Total estimated remaining cash payments related to the $40.0 million secured debt facility	$35,684

Pacific Rubiales Loans

On April 27, 2012, the Company and Pacific Rubiales executed a SPA where the Company formed an unincorporated joint venture with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of the Company’s share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012 (together, the “Pacific Rubiales Loans”).  Until the required approvals were obtained, Pacific Rubiales had agreed to provide the Company $65.0 million and other funds as loans to continue to fund the Company’s Block Z-1 capital and exploratory activities.  These amounts were reflected as long-term debt prior to the completion of the contractual arrangements.

On December 14, 2012 Perupetro approved the terms of the amendment to the Block Z-1 license contract to recognize the sale of a 49% participating interest, in offshore Block Z-1 to Pacific Rubiales.  We and Pacific Rubiales waived and modified certain contract conditions in order to close the transaction.  On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Z-1 license contract.

At closing, Pacific Rubiales exchanged certain loans along with an additional $85.0 million, plus any other amounts due to the Company or from the Company under the SPA, for the interests and assets obtained from the Company under the SPA and under the Block Z-1 License Contract.

The Company also reflected $19.9 million as other current liabilities and $20.8 million as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012.  This amount will be settled by the Company and Pacific Rubiales under the terms of the SPA.

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
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

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

In May 2009, the Company entered into an amendment of its lease agreement for the two vessels under charter, the Namoku and the Nu’uanu. Under the terms of the amended lease agreement, the charter, originally set to expire in November 2009, was extended for five years commencing on May 1, 2009.  During the first 18 months of the amended lease term, the daily charter rate for the use of both vessels was fixed. Commencing in November 2010, the daily charter rate for the use of both vessels will be based on a tiered structure with the daily rate dependent upon the amount of the previous month’s average daily per barrel price of West Texas Intermediate Crude Oil (“WTI”), as indicated on the New York Mercantile Exchange. Any amount paid by the Company after November 2010 over the initial daily rate as a result of the escalated tiered structure based on the price of WTI is considered contingent rental payments.  The amount of the contingent lease payments paid in 2012 and 2011 was $0.6 million and $1.6 million, respectively. The amended lease agreement contains a $3.0 million purchase option after the third year of the lease, a $2.0 million purchase option after the fourth year of the lease and a mandatory $1.0 million purchase obligation by the Company after the fifth year of the lease. The Company accounted for the amended lease agreement in accordance with ASC Topic 840, “Leases.”  Under the guidance, the lease agreement continues to be accounted for as a capital lease and the imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 34.9%.

In June 2008, the Company entered into a two year capital lease agreement to acquire the production equipment used on board the Namoku resulting in additional capital assets of approximately $2.4 million. Further, the Company capitalized an additional $2.8 million of production equipment in order to have the Company’s floating production, storage and offloading facility (“FPSO”) ready to receive and treat oil received from the CX-11 platform. The FPSO lease contains two bargain purchase options; therefore, depreciation of the leased asset was over its useful life. The lease contains a bargain purchase option of $1.0 million at the end of the first year of the lease and a $0.5 million bargain purchase option at the end of the second year of the lease.  The Company accounted for the lease agreement in accordance with ASC Topic 840, “Leases.”  Under the guidance, the lease agreement was accounted for as a capital lease and the imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 28.3%.   In July 2010, the Company exercised the second year purchase option and purchased the capital lease production equipment used on board the FPSO, the Namoku.

In 2007, the Company entered into two capital loans for the purchase of office furniture.  Both loans have a term of 60 months, bearing interest at 5.94% and 9.44%, respectively, with principal and interest payments due on a monthly basis. During the fourth quarter of 2010, the Company made the final payments on the lease agreements and title of the office furniture was transferred to the Company.

In November 2009, the Company entered into a capital lease agreement for a construction vessel, the Don Fernando, resulting in additional capital assets of approximately $7.0 million.  In the fourth quarter of 2011, the Company made the final lease payment on the Don Fernando construction vessel, at which point title of the vessel was transferred to the Company.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

In May 2012, the Company exercised the third year purchase option for $3.0 million and purchased the marine vessels, the Namoku and the Nu’uanu, at which point titles to the vessels were transferred to the Company.

At December 31, 2012, the Company had no amounts outstanding under capital leases.

Interest Expense

The following table is a summary of interest expense for the year ended December 31, 2012, 2011 and 2010, respectively:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Interest expense	$31,719	$30,446	$21,250
Capitalized interest expense	(15,604)	(10,674)	(9,632)
Interest expense, net	$16,115	$19,772	$11,618

Note 11 — Derivative Financial Instruments

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

Derivative Financial Instruments Not Designated as Hedging Instruments
Amount of Loss on Derivative Instruments Recognized in Income

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Realized derivative gain (loss)	$(1,672)	$-	$-
Unrealized derivative gain (loss)	(938)	(2,046)	-
Total gain (loss) on derivative financial instruments	$(2,610)	$(2,046)	$-

See Note-13, “Fair Value Measurements and Disclosures” for a discussion of methods and assumptions used to estimate the fair values of the Company’s derivative instruments.

Note 12 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock, no par value and 250,000,000 shares of common stock, no par value, authorized for issuance.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

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

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)

Net loss	$(39,089)	$(33,827)	$(59,771)

Shares:
Basic weighted average common shares outstanding	115,631	115,367	114,919

Incremental shares from assumed conversion of dilutive share based awards	-	-	-

Diluted weighted average common shares outstanding	115,631	115,367	114,919
Excluded share based awards (1)	6,723	5,493	5,660
Excluded convertible debt shares (1)	28,890	28,890	25,365

Basic net loss per share	$(0.34)	$(0.29)	$(0.52)
Diluted net loss per share	$(0.34)	$(0.29)	$(0.52)

(1) Inclusion of the shares for these awards would have had an antidilutive effect.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation,” for the year ended December 31, 2012, 2011, and 2010, respectively, and is generally included in “General and administrative expense” on the Consolidated Statements of Operations:
	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Employee stock—based compensation costs	$2,283	$2,689	$4,290
Director stock—based compensation costs	532	1,330	1,523
Employee stock purchase plan costs	26	-	-
	$2,841	$4,019	$5,813

Stock Option and Restricted Stock Plans

The Company has in effect the 2007 Long-Term Incentive Compensation Plan, as amended in 2010 to increase the number of shares available (the “2007 LTIP”), and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and Directors’ Plan provide for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants and the employees of certain of the Company’s affiliates as well as non-employee directors. The number of shares authorized under the amended 2007 LTIP and Directors’ Plan is 8.0 million and 2.5 million, respectively. As of December 31, 2012, approximately 2.2 million shares remain available for future grants under the 2007 LTIP and 0.7 million shares remain available for future grants under the Directors’ Plan.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Restricted Stock Awards and Performance Shares

At December 31, 2012, there were approximately 1,189,311 shares of restricted stock awards outstanding to officers, directors and employees all of which generally vest with the passage of time on the second or third anniversary of the date of grant. Restricted stock is subject to certain restrictions on ownership and transferability when granted. The fair value of restricted stock awards is based on the market price of the Common Stock on the date of grant. Compensation cost for such awards is recognized ratably over the vesting or service period, net of forfeitures; however, compensation cost related to performance shares will not be recorded or will be reversed if the Company does not believe it is probable that such performance criteria will be met or if the service provider (employee or otherwise) fails to meet such criteria.

A summary of the Company’s restricted stock award activity for the year ended December 31, 2012 and related information is presented below:

	Number of Restricted Shares	Weighted— Average Fair Value Per Share
Outstanding at the begining of the year	425,364	$5.61
Granted	992,237	3.29
Vested	(217,540)	5.45
Forfeited or expired	(10,750)	4.00
Outstanding at the end of the year	1,189,311	$3.73

The weighted average grant-date fair value of restricted stock awards granted for the year ended December 31, 2011 and 2010 was $5.89 and $5.28, respectively.  The fair value of restricted stock awards that vested during the year ended December 31, 2012, 2011 and 2010 was $1.2 million, $0.8 million, and $4.9 million, respectively. As of December 31, 2012, there was $2.5 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.1 years.

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

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

The following table presents the weighted-average assumptions used in the option pricing model for options granted during the year ended December 31:

	2012	2011	2010
Expected life (years) (a)	4.2	4.5	4.5
Risk-free interest rate (c)	0.8%	2.1%	2.0%
Volatility (b)	85.8%	84.1%	91.7%
Dividend yield (d)	-	-	-
Weighted-average fair value per share at grant date	$2.48	$3.88	$3.26

(a)
The expected life was derived based on a weighting between (a) the Company’s historical exercise and forfeiture activity and (b) the average midpoint between vesting and the contractual term and (c) from the analysis of other companies of a similar size and operational life cycle.

(b)	The volatility is based on the historical volatility of our stock for a period approximating the expected life.
(c)	The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted.
(d)	The dividend yield is based on the fact the Company does not anticipate paying any dividends.

A summary of the Company’s stock option activity for the year ended December 31, 2012 and related information is presented below:

	Number of Options	Weighted— Average Exercise Price Per Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at the begining of the year	5,067,634	$8.67
Granted	594,613	3.96
Exercised	-	-
Forfeited or expired	(128,680)	7.67
Outstanding at the end of the year	5,533,567	$8.18	5.74	$199,409

Exercisable at the end of the year	4,551,466	$8.95	5.10	$185,809

As of December 31, 2012, there was $1.3 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.9 years.  The total intrinsic value of stock options (defined as the amount by which the market price of the Common Stock on the date of exercise exceeds the exercise price of the stock option) exercised during the year ended December 31, 2012, 2011, and 2010 was none, $0.3 million and none, respectively.  Cash received from stock option exercises for the year ended December 31, 2012, 2011 and 2010 was none, $0.9 million and none, respectively.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

The following table summarizes information about stock options outstanding as of December 31, 2012:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Options	Weighted- Average Remaining Contractual Life (In years)	Weighted Exercise Price	Number of Options	Weighted- Average Exercise Price Per Option
Below	to	$2.12	99,248	1.7	$1.30	99,248	$1.30
$2.13	to	$4.23	1,352,883	6.3	3.63	711,082	3.34
$4.24	to	$6.35	1,522,231	6.1	5.07	1,423,416	5.11
$6.36	to	$8.47	667,705	6.5	6.48	426,220	6.50
$8.48	to	$10.58	190,000	5.0	10.17	190,000	10.17
$10.59	to	$25.53	1,701,500	5.0	15.43	1,701,500	15.43
Total			5,533,567	5.7	$8.18	4,551,466	$8.95

Employee Stock Purchase Plan

The employee stock purchase plan (“ESPP”), which was approved by the shareholders on June 24, 2011, provides eligible employees the opportunity to acquire shares of BPZ Resources, Inc. common stock at a discount, through payroll deductions. Employees are allowed to purchase up to 2,500 shares in any one offering period (not longer than twenty-seven months), within IRS limitations and plan rules.  The offering period means each period of time which common stock is offered to participants.  Unless otherwise determined by the compensation committee, a new offering period shall commence on the first day of each calendar quarter.  Generally, the purchase price for stock acquired under the plan is the lower of 85% (subject to compensation committee adjustment) of the fair market value of the common stock on the grant date or the fair market value of the common stock on the investment date. Under this plan, 2,000,000 common shares have been reserved for issuance and purchase by eligible employees.  Activity under this plan began in the first quarter of 2012.  At December 31, 2012, 1,959,989 shares were available for issuance.  On January 2, 2013, 5,181 shares were issued to employees at a price of $2.38 per share.

The fair value of all ESPP grants is estimated using the Black-Scholes pricing model.  The table below represents the valuation assumptions used to value the ESPP grants and the weighted average fair value for the year ended December 31:
	2012	2011	2010
Expected life (months)	3	-	-
Risk-free interest rate	0.08%	-	-
Volatility	35.3%	-	-
Dividend yield	-	-	-
Weighted-average fair value of grants	$0.58	-	-
Shares purchased during year	40,011	-	-
Average number of participants per quarter	12	-	-

Note 13— Fair Value Measurements and Disclosures

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
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of variable financing arranger fee payments that are dependent on the change in oil prices from the loan origination date of the Company’s $40.0 million secured debt facility, the $75.0 million secured debt facility and the oil price on each repayment date. The Company estimates the fair value of these payments based on published forward commodity price curves at each financial reporting date. The discount rate used to discount the associated cash flows is based on the Company’s credit-adjusted risk-free rate. Accordingly, these derivatives are considered to be a Level 2 measurement on the fair value hierarchy.  For further information regarding the Company’s derivatives, see Note-11, “Derivative Financial Instruments.”

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

		Fair Value Measurements Using:
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
December 31, 2012
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$2,984	$-
	Non-current Liabilities	-	-	-
		$-	$2,984	$-

December 31, 2011
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$1,096	$-
	Non-current Liabilities	-	950	-
		$-	$2,046	$-

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of long-lived assets, at fair value on a non-recurring basis. As none of the Company’s non-financial assets and liabilities were impaired as of December 31, 2012 and December 31, 2011, and no other fair value measurements were required to be recognized on a non-recurring basis, additional disclosures were not provided.

Additional Fair Value Disclosures

Debt with Variable Interest Rates

The fair value of the Company’s $75.0 million secured debt facility and $40.0 million secured debt facility at December 31, 2012 approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates, and because the interest rates charged are at rates at which the Company could borrow under similar terms.  The floating rate debt is considered to be a Level 2 measurement on the fair value hierarchy.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Debt with Fixed Interest Rates

The fair value information regarding the Company’s fixed rate debt is as follows:

	December 31, 2012		December 31, 2011

	Carrying Amount	Fair Value (2)	Carrying Amount	Fair Value (2)
	(in thousands)		(in thousands)
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($17.4) million at December 31, 2012 and ($24.1) million at December 31, 2011 (1)	$153,479	$147,861	$146,781	$140,460

(1)	Excludes obligations under capital lease arrangements and variable rate debt.

(2)
The Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $147.9 million and $140.5 million at December 31, 2012 and December 31, 2011, respectively, based on observed market prices for the same or similar type of debt issues.  The fair value of the $170.9 million 2015 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

Note 14 — Affiliate and Related Party Transactions

For the year ended December 31, 2012, 2011 and 2010, the Company had not entered into any transactions with affiliates or related parties.

Note 15 — Revenue

At December 31, 2012, the Company had developed nine gross (4.6 net) wells in the Corvina field and four gross (2.0 net) wells in the Albacora field.  Of these wells, seven gross (3.6 net) wells were producing oil, four gross (2.0 net) wells were producing oil intermittently, one gross (.51 net) well was being used for gas injection and the remaining gross (.51 net) well was being used for water reinjection.   At December 31, 2011, the Company was producing oil from five (gross and net) wells, six (gross and net) wells were producing oil intermittently, one (gross and net) well was being used for gas injection and the remaining (gross and net) well was being used for water reinjection.  At December 31, 2010, the Company was producing oil from seven (gross and net) wells with the remaining (gross and net) wells being shut-in.

The oil is delivered by vessel to the refinery owned by the Peruvian national oil company, Petroleos del Peru - PETROPERU S.A. (“Petroperu”), in Talara, located approximately 70 miles south of the platform.  Produced oil is kept in production inventory until inventory quantities are at a sufficient level to make a delivery to the refinery in Talara.  Although all of the Company’s oil sales are to Petroperu, it believes that the loss of Petroperu as its sole customer would not materially impact the Company’s business because it could readily find other purchasers for the Company’s oil production both in Peru and throughout the world.

The Company’s revenues are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro, as stipulated in the Block Z-1 license agreement based on production.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

The following table is the amount of royalty costs of approximately 5% of gross revenues for the year ended December 31:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Royalty costs	$6,605	$7,469	$6,292
	$6,605	$7,469	$6,292

Note 16— Other Expense

For the year ended December 31, 2012, the Company reported $2.3 million of abandonment charges in the Consolidated Statements of Operations as “Other expense.”  The Company accrued $2.3 million of abandonment costs related to a platform in the Piedra Redonda field in Block Z-1, as it is obligated to ensure the offshore platform does not cause a threat to navigation in the area or marine wildlife. The $2.3 million charge is in addition to the Piedra Redonda platform abandonment costs previously recorded in the third quarter of 2010, see below.  There were no similar expenses incurred by the Company in 2011.

For the year ended December 31, 2010, the Company reported $12.9 million of charges in the Consolidated Statements of Operations as “Other expense.” These charges include $10.7 million of charges related to certain engineering, consulting, environmental and legal costs for the Company’s planned gas plant, pipeline and gas-to-power project and $2.2 million of charges related to the abandonment of two platforms. With respect to the $10.7 million of charges related to the planned gas plant, pipeline and gas-to-power project, during the third quarter of 2010, management determined that there is no future benefit of these engineering and development costs associated with the Company’s current gas plant, pipeline and gas-to-power project plans.  Accordingly, the Company wrote off these costs. With respect to the $2.2 million of platform abandonment costs, the Company determined that two previously built platforms, one located in the Piedra Redonda field and the CX-13 platform located in the eastern part of the Corvina field, both of which were in existence when the Company acquired the rights to the offshore Block Z-1 in northwest Peru, are not suitable for the Company’s future oil development plans. Accordingly, the Company wrote off the $1.4 million of costs incurred to evaluate the feasibility of refurbishing and using these platforms. In addition, the Company accrued $0.8 million of abandonment costs related to the platform in the Piedra Redonda field as it is obligated to ensure the platform does not cause a threat to marine vessels operating in the area or marine wildlife.

Note 17— Standby Costs

For the year ended December 31, 2012, the Company incurred $5.3 million in standby rig costs.

During 2012, the Company had the Petrex-18 rig, which was previously leased to another operator in 2011, on standby through July 31, 2012.  The Company’s contract on this rig was amended and the contract was suspended from August 1, 2012 through April 30, 2013.  The Company had the Petrex-28 rig on standby, from September 2012 through December 2012, and the Company expects to use this rig in drilling operations on the new CX-15 platform.  Additionally in 2012, the Company had a workover rig, the Petrex-10, on standby for two months to allow for seismic acquisition activities where the workover rig was operating.

For the year ended December 31, 2011, the Company incurred $4.5 million in standby costs which includes $3.9 million of standby rig costs.  Additionally, the Company incurred $0.6 million of allocated expenses associated with drilling operations for the year ended December 31, 2011.

During 2011, the Company had the Petrex-09 rig on standby for nine months during the year ending December 31, 2011.  This rig was returned to Petrex in January 2012.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

For the year ended December 31, 2010, the Company incurred $7.5 million in standby costs, which includes $4.9 million of standby rig costs.  Additionally, the Company incurred $2.6 million of allocated expenses associated with drilling operations for the year ended December 31, 2010.

Note 18 — Income Taxes

The source of net loss before income tax expense (benefit) for the year ended December 31 is as follows (in thousands):

	2012	2011	2010
United States	$(6,465)	$(14,148)	$(12,688)
Foreign	(48,238)	(17,244)	(58,691)
Loss before income taxes	$(54,703)	$(31,392)	$(71,379)

The income tax expense (benefit) for the year ended December 31 consists of the following (in thousands):

	2012	2011	2010
Current Taxes
Federal	$-	$-	$(200)
Foreign	13,551	179	2,151
Total Current	13,551	179	1,951

Deferred Taxes
Federal	$-	$-	$-
Foreign	(29,165)	2,256	(13,559)
Total Deferred	(29,165)	2,256	(13,559)
Total income tax expense (benefit)	$(15,614)	$2,435	$(11,608)

The income tax expense (benefit) for the year ended December 31, 2012, 2011 and 2010 differs from the amount computed by applying the U.S. statutory federal income tax rate for the applicable year to consolidated net loss before income taxes as follows (in thousands):

	2012	2011	2010
Federal statutory income tax rate	$(18,599)	$(10,673)	$(24,269)
Increases (decreases) resulting from:
Peruvian income tax - rate difference less than 34% statutory	7,791	2,771	5,763
Permanent book/tax differences	(621)	1,016	(365)
Non-deductible intercompany expenses and other	2,763	4,623	(2,922)
Effect of asset sale with retained oil intangilble tax attribute	(15,111)	-	-
Effect of cumulative profit sharing adjustment	(895)	-	-
Effect of foreign exchange rate	(1,678)	-	-
Effect of change from crediting foreign withholding tax to deducting foreign withholding tax	-	2,338	-
Current year foreign withholding tax	1,699	2,201	-
Change in valuation allowance	9,037	159	10,185
Total income tax expense (benefit)	$(15,614)	$2,435	$(11,608)

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

A summary of the components of deferred tax assets, deferred tax liabilities and other taxes deferred at December 31, 2012 and 2011 are presented below (in thousands):

	2012	2011
Deferred Tax:
Asset:
Net Operating Loss	$57,698	$39,515
Deferred Compensation	4,221	3,667
Foreign Tax AMT	-	7
Asset Basis Difference	5,129	-
Exploration Expense	14,054	13,982
Depletion	3,652	94
Asset Retirement Obligation	593	141
Overhead Allocation to Foreign Locations	7,476	5,073
Other	2,069	1,365
Liability:
Preoperation Expenses	-	-
Depreciation	(724)	(18)
Asset Basis Difference	-	(7,871)
Other	(30)	-
Net Deferred Tax Asset	$94,138	$55,955

Less Valuation Allowance	(38,896)	(29,859)
Deferred tax asset	$55,242	$26,096

At December 31, 2012, the Company has recognized a gross deferred tax asset related to net operating loss carryforwards of $57.7 million before application of the valuation allowances.  Net deferred tax assets in the foregoing table include the deferred consequences of the future reversal of Peruvian deferred tax assets and liabilities on the impact of the Peruvian employee profit share plan tax of $5.8 million in 2012 and $3.9 million in 2011.

At December 31, 2012, the Company had recognized a gross deferred tax asset related to net operating loss carryforwards attributable to the United States of $43.0 million, before application of the valuation allowances.  As of December 31, 2012, the Company had a valuation allowance for the full amount of the domestic deferred tax asset of $35.8 million, resulting from the income tax benefit generated from net losses, as it believes, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2032. Furthermore, because the Company has no operations within the U.S. taxing jurisdiction, it is likely that sufficient generation of revenue to offset the Company’s deferred tax asset is remote.

In 2011, the Company amended its 2009 U.S. Federal Tax return to elect to deduct its previously benefited foreign income tax credits.  This resulted in an increase to the Company’s net operating loss carryforward and the elimination of the foreign income tax credit carryforward previously accrued as a deferred tax asset.  Since the Company maintained a full valuation allowance against the net operating loss carryforward and the foreign tax credit carryforward deferred tax assets, the election to deduct the foreign tax credit resulted in no impact to overall tax expense.

At December 31, 2012, the Company had recognized a gross deferred tax asset related to net operating loss carryforwards attributable to foreign jurisdictions of $14.7 million, before application of the valuation allowances, attributable to foreign net operating losses, which begin to expire in 2014.  The Company is subject to Peruvian income tax on its earnings at a statutory rate, as defined in the Block Z-1 License Contract, of 22%.  The Company assessed the realizability of the deferred tax asset generated in Peru.  The Company considered whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in Peru during the periods in which those temporary differences become deductible.  Based upon the level of historical taxable income, the availability of certain prudent and feasible income tax planning opportunities and projections for future taxable income over the periods in which the deferred tax assets are deductible, along with the transition into the commercial phase under the Block Z-1 License Contract, the Company believes it is more likely than not that it will realize the majority of the these deductible differences at December 31, 2012.  In addition, the Company has a $3.5 million valuation allowance on certain foreign deferred tax assets related to overhead allocations and exploration activities on Blocks XIX, XXII and XXII, as it believes it may not receive the full benefit of these deductions.  As a result, the Company recognized a net deferred tax asset of $55.3 million related to its foreign operations as of December 31, 2012.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

The Company recognized a total tax provision for the year ended December 31, 2012 of approximately $15.6 million.  No provision for U.S. federal and state income taxes has been made for the difference in the book and tax basis of the Company’s investment in foreign subsidiaries as such amounts are considered permanently invested.  Distribution of earnings, as dividends or otherwise, from such investments could result in U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries.  Due to the Company’s significant net operating loss carryforward position the Company has not recognized any excess tax benefit related to its stock compensation plans.  ASC Topic 718 prohibits the recognition of such benefits until the related compensation deduction reduces the current tax liability.

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations.  The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2012, 2011 or 2010.  The Company did not have any uncertain tax positions generated from unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of December 31, 2012 or December 31, 2011.

Note 19 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the year ended December 31, 2012, 2011 and 2010. Accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, Petroperu. The majority of the Company’s long-lived assets are located in Peru. Management does not consider its investment in Ecuador as a separate business segment.

Note 20 — Commitments and Contingencies

Extended Well Testing Regulation

On December 13, 2009, legislation regulating well testing in Peru became effective under a Supreme Decree issued by the government of Peru.  The regulation provides that all new wells may be placed in production testing for up to six months.  If the operator believes additional testing is needed to properly evaluate the productive capacity of the field, and can technically justify such need, a request for the well to enter into an Extended Well Test (“EWT”) period must be submitted to the General Directorate of Hydrocarbons (“DGH”), the agency of the Peruvian Ministry of Energy and Mines responsible for regulating the optimum development of oil and gas fields.  After the initial six-month period or after an approved EWT program expires, the operator will be required to have the necessary gas and water reinjection equipment in place to continue producing the well according to existing environmental regulations.  Additionally, during both the initial six-month testing period and any extended period that may be granted, the Company must also obtain gas flaring permits for each well in order for it to be in compliance with Peruvian environmental legislation.

Block Z-1 Transition into Commercial Production

The Corvina field was put into commercial production on November 30, 2010 in accordance with the revised First Date of Commercial Production approved by Perupetro, and is no longer subject to the EWT regulations described above.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Albacora Extended Well Testing Program

The Company installed and commissioned all the necessary equipment for the reinjection of gas and produced water on the Albacora platform and received the required environmental permit for gas injection on October 29, 2012.  The Albacora field is no longer subject to an extended well testing program.

Environmental Permit for the CX-15 Platform at the Corvina Field

In September 2012, the Company’s new CX-15 platform was anchored at the West Corvina field location, one mile south of the existing CX-11 platform.

On November 8, 2012, the Company received an environmental permit from the Direccion General de Asuntos Ambientales Energeticos ("DGAAE") allowing the Company to begin the drilling and subsequent operation of all production and injection facilities on the new CX-15 platform at the Corvina field.

Ecuadorian Hydrocarbon Law

In July 2010, the Company was notified of changes to the Ecuadorian hydrocarbon law that included provisions that will allow the Ecuadorian government to nationalize oil fields if a private operator does not agree to contractual changes mandated by the new hydrocarbon laws.  The consortium, of which the Company is a participant, successfully negotiated a service contract during the fourth quarter of 2010; accordingly, the Company does not believe there is a significant risk of nationalization of its interest in the Santa Elena field. The Company is still reviewing the impact of this new law, if any, as it pertains to its 10% net investment interest in an oil and gas property in Ecuador. For further information see Note-7, “Investment in Ecuador Property.”  However, the Company does not believe any such impact on its Ecuadorian investment will have a material impact on the Company’s overall financial position.

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 give employees working in private companies engaged in activities generating income as defined by the Income Tax Law the right to share in the company’s profits.  According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the rate at 8%. However, in Peru, the Hydrocarbon Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing Other Activities,” thus Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income/(loss) before incomes taxes as reported under GAAP. For the year ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively, profit sharing expense was not material to the Company as the Company’s Peruvian subsidiaries did not have a material amount of “income subject to taxation” per the Peruvian tax code as a result of declaring commercial production in the Corvina field, which allowed certain exploration and development costs to be deductible in 2012, 2011 and 2010 that were not deductible in previous years.  The Company is subject to profit sharing expense any year its Peruvian subsidiaries are profitable according to the Peruvian tax laws.

Gas-to-Power Project Financing

The gas-to-power project entails the installation of an approximately 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple-cycle electric generating plant.  The power plant site is located adjacent to an existing substation and power transmission lines, which, after the Peruvian government completes their expansion, are expected to be capable of handling up to 420 MW of power. The existing substation and transmission lines are owned and operated by third parties.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

The Company currently estimates the gas-to-power project will cost approximately $153.5 million, excluding working capital and 18% value-added tax which will be recovered via future revenue billings. The $153.5 million includes $133.5 million for the estimated cost of the power plant and $20.0 million for the estimated cost of the construction of the natural gas pipeline. While the Company has held initial discussions with several potential joint venture partners for the gas-to-power project in an attempt to secure additional financing and other resources for the project, the Company has not entered into any definitive agreements with a potential partner. In the event the Company is able to identify and reach an agreement with a potential joint venture partner, it may only retain a minority position in the project. However, the Company along with its Block Z-1 partner, Pacific Rubiales, expects to retain the responsibility for the construction of the pipeline as well as retain ownership of the pipeline.  The Company has obtained certain permits and is in the process of obtaining additional permits to move the project forward.

Note 21 — Legal Proceedings

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

On May 8, 2012, the 152nd Judicial District Court of Harris County, Texas dismissed Plaintiffs’ lawsuit against BPZ Resources, Inc. and BPZ Energy, Inc. granting defendants’ motion to dismiss on the basis of forum non conveniens.  The order is conditioned upon the Peruvian Courts accepting jurisdiction over the matter.

On March 4, 2013, the Company settled all significant claims brought by the crewmembers of the Supe, and this matter is now substantially concluded.  The naval officer in charge of the Supe at the time of the incident did not settle his potential claims; however, the Company views any potential liability arising from the claims of the officer in charge of the Supe as remote.

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

Note 22 — Operating Leases and Purchase Obligations

The Company is committed under various operating leases.  Rent expense incurred for the year ended December 31, 2012, 2011 and 2010 was approximately $1.2 million, $1.1 million and $1.6 million, respectively. See Note-17, “Standby Costs,” for drilling rig equipment expense included in the Consolidated Statements of Operations.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Minimum non-cancelable lease, purchase commitments, current and  non-current liabilities as of December 31, 2012 are as follows (in thousands):

2013	$38,800
2014	1,261
2015	21,090
2016	57
2017	-
Thereafter	-
Total minimum lease, purchase commitments and current and non-current liabilities	$61,208

Includes operating leases for the Company's executive office in Houston, Texas (expires in 2016), and the Company's branch offices in Lima, Peru (expires in 2014) and warehouses in Peru (expires in 2014), respectively.

Includes the monthly lease expense for three of our drilling rigs. Two leases are set to expire in the first quarter of 2013, the other lease is set to expire in December 2013.

Includes the monthly lease expense for one of the Company's oil transportation vessels whose lease is set to expire in February 2013.

Includes current ($19.9 million) and non-current ($20.8 million) liabilities related to exploratory expenditures for Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012.  This amount will be settled by the Company and Pacific Rubiales under terms of the SPA.

Note 23 — Subsequent Events

On January 14, 2013, the Company obtained waivers to the $75.0 million secured debt facility and the $40.0 million secured debt facility with Credit Suisse in respect of the Company’s minimum crude oil barrel production for the fiscal quarter ended December 31, 2012.

On March 4, 2013, the Company settled all significant claims brought by the crewmembers of the Supe, and this matter is now substantially concluded.  The naval officer in charge of the Supe at the time of the incident did not settle his potential claims; however, the Company views any potential liability arising from the claims of the officer in charge of the Supe as remote.

On March 8 2013, the Company obtained waivers to the $75.0 million secured debt facility and the $40.0 million secured debt facility with Credit Suisse in respect of the Company’s minimum crude oil barrel production covenants for the first quarter of 2013 and the date for first production from the CX-15 platform.

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Note 24 — Quarterly Results of Operations (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31, (a)
	(in thousands except per share data)
2012
Total net revenue	$36,553	$32,681	$28,672	$25,052
Operating income (loss)	(18,932)	(6,693)	(13,229)	10,247
Other expense	(12,669)	(3,229)	(6,526)	(3,672)
Net income (loss)	$(27,291)	$(8,500)	$(17,141)	$13,843

Basic net income (loss) per share	$(0.24)	$(0.07)	$(0.15)	$0.12
Diluted net income (loss) per share	$(0.24)	$(0.07)	$(0.15)	$0.12

Basic weighted average common shares outstanding	115,513	115,573	115,694	115,742
Diluted weighted average common shares outstanding	115,513	115,573	115,694	115,928

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share data)
2011
Total net revenue	$38,705	$36,939	$36,210	$31,886
Operating income (loss)	290	8,957	7,115	(27,884)
Other expense	(7,647)	(5,285)	(335)	(6,603)
Net income (loss)	$(8,093)	$292	$5,705	$(31,731)

Basic net income (loss) per share	$(0.07)	$0.00	$0.05	$(0.27)
Diluted net income (loss) per share	$(0.07)	$0.00	$0.05	$(0.27)

Basic weighted average common shares outstanding	115,180	115,322	115,460	115,484
Diluted weighted average common shares outstanding	115,180	115,776	115,547	115,484

(a)	In December 2012, the Company sold a 49% participating interest in Block Z-1.

BPZ RESOURCES, INC AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Supplemental Oil and Gas Disclosures (Unaudited)

Oil and Natural Gas Producing Activities

The following disclosures for the Company are made in accordance with ASC Topic 932, “Extractive Activities –Oil and Gas” and SEC rules for oil and gas reporting disclosures. Users of this information should be aware that the process of estimating quantities of proved, proved developed and proved undeveloped crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas ultimately recovered.

In December 2012, the Company completed the sale of 49% participating interest in the Block Z-1 license contract.  The Company now owns a 51% participating interest in Block Z-1.

SEC and FASB Updates on Oil and Gas reporting

On December 31, 2008 the SEC adopted the final rules regarding amendments to current oil and gas reporting requirements. See Recent Accounting Pronouncements under Note-1, “Basis of Presentation and Significant Accounting Policies” for further information. The amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology.  Additionally, in January 2010, the FASB issued Accounting Standard Update 2010-3, “Oil and Gas Reserve Estimation and Disclosures,” to align its reporting guidance with the new SEC rules. The Company adopted these rules effective December 31, 2009 and the changes, including those related to pricing, are included in the Company’s reserve estimates.

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
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

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

Beginning December 31, 2009, an unweighted average of the first-day-of-the month price based upon the prior 12-month period is used for future sales of natural gas, crude oil and natural gas liquids. Future operating costs, production taxes and capital costs are based on current costs as of each year-end, with no escalation. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. Reserve data represent estimates only and should not be construed as being exact. Moreover, the standardized measure should not be construed as the current market value of the proved oil and natural gas reserves or the costs that would be incurred to obtain equivalent reserves. A market value determination would include many additional factors including (a) anticipated future changes in natural gas and crude oil prices, production and development costs, (b) an allowance for return on investment, (c) the value of additional reserves, not considered proved at present, which may be recovered as a result of further exploration and development activities, and (d) other business risks.

Proved Undeveloped Reserves (“PUD” or “PUDs”)

As of December 31, 2012, we had a total quantity of 22 PUDs contributing 14.3 MMbbls to our 2012 proved oil reserves.  Of the total 22 PUDs, 18 PUDs are associated to the Corvina field and 4 PUDs are associated to the Albacora field. During the year ended December 31, 2012, no PUD that contributed to the 2011 proved oil reserves was converted into proved developed reserves in the Corvina field or the Albacora field.  Costs incurred to advance the development of PUDs in 2012 were approximately $60.2 million associated with the CX-15 platform of which $56.8 million was reimbursed by our partner in Block Z-1, Pacific Rubiales.  As of December 31, 2012, we did not have any PUDs previously disclosed that have remained undeveloped for five years or more. As of December 31, 2012, we have no PUD locations included in our proved oil reserves that are scheduled to be drilled after five years.   In December 2012, the Company completed the sale of a 49% participating interest in the Block Z-1 license contract.  The Company now owns a 51% participating interest in Block Z-1.

BPZ RESOURCES, INC AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Capitalized Costs Relating to Oil and Gas Producing Activities

The following table sets forth the capitalized costs relating to the Company’s natural gas and crude oil producing activities at December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Proved properties	$194,761	$354,246
Unproved properties	11,078	20,116
Total	205,839	374,362
Less: Accumulated depreciation, depletion and amortization	(65,054)	(94,482)
Net capitalized cost	140,785	279,880

Company's share of cost method investees’ costs of property acquisition, exploration and development (1)	$-	$-

(1)       The Company purchased the Investment in Ecuador Property in 2004.

Pursuant to ASC Topic 410, “Asset Retirement and Environmental Obligations,” net capitalized cost includes asset retirement cost of $2.7 million and $1.3 million as of December 31, 2012 and December 31, 2011, respectively.

In December 2012, the Company completed the sale of a 49% participating interest in the Block Z-1 license contract.  The Company now owns a 51% participating interest in Block Z-1.

BPZ RESOURCES, INC AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

The following table sets forth costs incurred related to the Company’s oil and natural gas activities for the year ended December 31, 2012 and 2011 (in thousands):

Total
Year Ended December 31, 2012:
Acquisition costs of properties
Proved	$-
Unproved	-

Total acquisition costs	-
Exploration costs	41,496
Development costs (2)	77,596

Total	$119,092

Company’s share of cost method investees’ costs of property acquisition, exploration and development (1)	$-

Year Ended December 31, 2011:
Acquisition costs of properties
Proved	$-
Unproved	-

Total acquisition costs	-
Exploration costs	22,885
Development costs	62,803

Total	$85,688

Company’s share of cost method investees’ costs of property acquisition, exploration and development (1)	$-

(1)    The Company purchased the Investment in Ecuador Property in 2004.

(2)   In December 2012, the Company completed the sale of a 49% participating interest in the Block Z-1 license contract.  The Company now owns a 51% participating interest in Block Z-1.  Pacific Rubiales provided funding for capital expenditures for Block Z-1 of $70.7 million for the year ended December 31, 2012.

BPZ RESOURCES, INC AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Results of Operations for Oil and Natural Gas Producing Activities

The results of operations for oil and natural gas producing activities, excluding general and administrative expenses and interest expense, are as follows for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Oil revenue, net	$122,708	$139,354	$110,075

Geological, geophysical and engineering expense	40,686	9,315	19,107
Dry hole costs	-	13,082	32,778
Lease operating expense	52,458	50,792	32,585
Depletion and amortization expense	31,453	26,845	28,514

Income (loss) before income taxes	(1,889)	39,320	(2,909)
Income tax provision (benefit)	(415)	8,650	(640)

Results of continuing operations	$(1,474)	$30,670	$(2,269)

Company’s share of cost method investees’ results of operations for producing activities(1)	$250	$600	$928

(1)       Investment in Ecuador Property

In December 2012, the Company completed the sale of a 49% participating interest in the Block Z-1 license contract.  The Company now owns a 51% participating interest in Block Z-1.

BPZ RESOURCES, INC AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Net Proved Reserve Summary

The following table sets forth the Company’s net proved developed and undeveloped reserves at December 31, 2012, 2011 and 2010, and the changes in the net proved reserves for each of the three years. All of the Company’s proved reserves are located in Peru. The Company’s net profit interest in the Santa Elena property is located in Ecuador and is based on a service contract.

	Natural gas (MMcf)(4)	Natural gas liquids and crude oil (MBbls)(1)	(MBbls) equivalents(2)

Net proved reserves at December 31, 2009	-	37,484	37,484
Revisions of previous estimates (6)	-	319	319
Purchases of minerals in place	-	-	-
Extensions, discoveries and other additions (5)	-	2,600	2,600
Sales of reserves in place	-	-	-
Production (8)	-	(1,527)	(1,527)
Other	-	-	-

Net proved reserves at December 31, 2010	-	38,876	38,876
Revisions of previous estimates (6)	-	(2,798)	(2,798)
Purchases of minerals in place	-	-	-
Extensions, discoveries and other additions (5)	-	-	-
Sales of reserves in place	-	-	-
Production (8)	-	(1,376)	(1,376)
Other	-	-	-

Net proved reserves at December 31, 2011	-	34,702	34,702
Revisions of previous estimates (6)	-	(681)	(681)
Purchases of minerals in place	-	-	-
Extensions, discoveries and other additions (5)	-	-	-
Sales of reserves in place (7)	-	(16,410)	(16,410)
Production (8)	-	(1,185)	(1,185)
Other	-	-	-

Net proved reserves at December 31, 2012	-	16,426	16,426

Company’s proportional interest in reserves of investees accounted for by the cost method—December 31, 2012 (3)	-	146	146

BPZ RESOURCES, INC AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

	Natural gas (MMcf)(4)	Natural gas liquids and crude oil (MBbls)(1)	(MBbls) equivalents(2)

Proved Developed Reserves as of:

December 31, 2008	-	4,223	4,223

December 31, 2009	-	9,912	9,912

December 31, 2010	-	12,231	12,231

December 31, 2011	-	6,546	6,546

December 31, 2012	-	2,125	2,125

Proved Undeveloped Reserves as of:

December 31, 2008	-	12,930	12,930

December 31, 2009	-	27,573	27,573

December 31, 2010	-	26,645	26,645

December 31, 2011	-	28,156	28,156

December 31, 2012	-	14,301	14,301

(1)	Includes crude oil, condensate and natural gas liquids.
(2)
Natural gas volumes have been converted to equivalent natural gas liquids and crude oil volumes using a conversion factor of six thousand cubic feet of natural gas to one barrel of natural gas liquids and crude oil.

(3)	Based on an independent reservoir engineer’s report provided by the operator of the Santa Elena Property.
(4)
The Company does not currently have the financial capacity or commitments for a development program of this magnitude for its gas reserves. Accordingly, the Company has not included amounts of natural gas reserves in its SEC filings. At such time as the Company obtains sufficient financial commitments to proceed with the full development of the gas-to-power project and all other conditions necessary to record proved gas reserves are met, the Company expects to record SEC proved gas reserves as permitted under SEC rules and disclose such reserves in future SEC filings.

(5)
The 2010 extensions, discoveries and other additions of 2.6 MMBbls were due to additional wells drilled in the Corvina field.  In 2011 and 2012, there were no changes to the extensions, discoveries and other additions.

(6)
The 2010 reserve analysis as prepared by NSAI included positive revisions due to price of approximately 347 MBbls that were partially offset by negative revisions of approximately 28 MBbls due to performance.  The 2011 reserve analysis prepared by NSAI included negative revisions due to performance of 3.2 MMBbls, partially offset by positive revisions due to price of 0.4 MMBbls.   The negative revisions were due to the lower than expected performance of our 2010 proved developed non producing wells that were developed in 2011 in the Corvina field and in the Albacora field.  The 2012 reserve analysis prepared by NSAI included negative revisions due to performance of 0.7 MMBbls.  The negative revisions were due to workovers pending on the 14D and 15D wells at the Corvina CX-11 platform, as well as removal of the Albacora A12F well from the proved category given its required conversion to a gas injection well.  The 2012, 2011 and 2010 reserve reports as prepared by NSAI used a $108.10 per barrel price, a $106.56 per barrel price and a $76.92 per barrel price, respectively.

(7)	During 2012, sales of reserves in place of 16.4 MMBbls relates to the Company’s sale of a 49% participating interest in Block Z-1.
(8)
The 2010 oil production of 1,527 MBbls includes 1,123 MBbls from the Corvina field and 404 MBbls from the Albacora field.  The 2011 oil production of 1,376 MBbls includes 1,255 MBbls from the Corvina field and 121 MBbls from the Albacora field.  The 2012 oil production of 1,185 MBbls includes 908 MBbls from the Corvina field and 277 MBbls from the Albacora field.

BPZ RESOURCES, INC AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

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

The future cash flows presented below are based on sales prices, cost rates and statutory income tax rates in existence as of the date of the projections. It is expected that material revisions to some estimates of natural gas and crude oil reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available under current laws and which relate to oil and natural gas producing activities.

Management does not rely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

In December 2012, the Company completed the sale of a 49% participating interest in the Block Z-1 license contract.  The Company now owns a 51% participating interest in Block Z-1.

BPZ RESOURCES, INC AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s crude oil reserves for the year ended December 31, 2012, 2011 and 2010 (in thousands):

December 31, 2012
Future cash inflows (5)	$1,775,659
Future production costs	(235,932)
Future development costs	(81,413)
Future income tax expenses	(261,259)
Future net cash flows	1,197,055
Discount to present value at 10% annual rate	(305,742)

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$891,313

Company’s share of cost method investees’ standardized measure of discounted future net cash flows (1) (4)	$7,575

December 31, 2011
Future cash inflows (5)	$3,697,799
Future production costs	(492,542)
Future development costs	(378,128)
Future income tax expenses	(569,664)
Future net cash flows	2,257,465
Discount to present value at 10% annual rate	(723,732)

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$1,533,733

Company’s share of cost method investees’ standardized measure of discounted future net cash flows (1) (2)	$6,409

December 31, 2010
Future cash inflows (5)	$2,990,334
Future production costs	(500,267)
Future development costs	(383,728)
Future income tax expenses	(403,964)
Future net cash flows	1,702,375
Discount to present value at 10% annual rate	(604,014)

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$1,098,361

Company’s share of cost method investees’ standardized measure of discounted future net cash flows (1) (3)	$9,924

(1)	Investment in Ecuador Property
(2)	Based on an independent reservoir engineer’s preliminary report provided by the operator of the Santa Elena Property.
(3)	Based on an independent reservoir engineer’s report provided by the operator of the Santa Elena Property.
(4)	Based on management’s estimate.
(5)	The per barrel price used in determining future cash inflows for the year ended December 31, 2012, 2011 and 2010 were $108.10, $106.56 and $76.92, respectively.

BPZ RESOURCES, INC AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

The following table sets forth the principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company’s proved crude oil reserves.  The information is presented for the year ended December 31, 2012, 2011 and 2010 as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Standardized measure of discounted future net cash flows, beginnning of the year	$1,533,733	$1,098,361	$738,559
Sales and transfers of natural gas, natural gas liquids and crude oil produced, net of production costs	(70,250)	(88,562)	(79,547)
Change in estimated future development costs	56,152	1,897	(88,751)
Net changes in prices and production costs	(14,265)	620,670	387,269
Extensions, discoveries, additions and improved recovery, net of related costs	-	-	107,711
Development costs incurred	867	3,300	63,672
Revisions of previous quantity estimates	(37,362)	(97,134)	1,012
Accretion of discount	190,766	130,388	51,417
Net change in income taxes	178,588	(122,894)	(79,113)
Sales of reserves in place	(972,568)	-	-
Changes in timing and other	25,652	(12,293)	(3,868)
Standardized measure of discounted future net cash flows, end of the year	$891,313	$1,533,733	$1,098,361

In December 2012, the Company completed the sale of a 49% participating interest in the Block Z-1 license contract.  The Company now owns a 51% participating interest in Block Z-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2012 our disclosure controls and procedures, as defined in Rule 13a-15(e), are effective to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)      Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We did not identify any material weaknesses in our internal controls as a result of this evaluation. Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2012.

BDO USA, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of December 31, 2012, which is set forth below under “Attestation Report.”

(d)      Attestation Report

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

To the Board of Directors and Stockholders
BPZ Resources, Inc. and Subsidiaries
Houston, Texas

     We have audited BPZ Resources, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BPZ Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

     In our opinion, BPZ Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BPZ Resources, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, TX
March 15, 2013

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements.

	Our consolidated financial statements are included in Part II, Item 8 of this report:	81

	Report of Independent Registered Public Accounting Firm	82

	Consolidated Balance Sheets	83

	Consolidated Statements of Operations	84

	Consolidated Statements of Stockholders’ Equity	85

	Consolidated Statements of Cash Flows	86

	Notes to Consolidated Financial Statements	87

	Supplemental Oil and Gas Disclosures (Unaudited)	125

	Management’s Annual Report on Internal Control Over Financial Reporting	135

	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	136

2.	Financial Statements Schedules and supplementary information required to be submitted:

	None.

3.	Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Index of Exhibits of this report.  Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  Otherwise, the exhibits are filed herewith.

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

Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

Workover.  A remedial operation on a completed well to restore, maintain or improve the well’s production.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2013.

BPZ Resources, Inc.

By:	/s/ Manuel Pablo Zúñiga-Pflücker
Manuel Pablo Zúñiga-Pflücker
President & Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER	/s/ RICHARD S. MENNITI
Manuel Pablo Zúñiga-Pflücker	Richard S. Menniti
President, Chief Executive Officer and Director	Chief Financial Officer
March 15, 2013	(Principal Financial Officer and Principal Accounting Officer)
March 15, 2013

/s/ JAMES B. TAYLOR	/s/ JERELYN EAGAN
James B. Taylor	Jerelyn Eagan
Director and Chairman of the Board	Director
March 15, 2013	March 15, 2013

/s/ STEPHEN C. BEASLEY	/s/ JOHN J. LENDRUM, III
Stephen C. Beasley	John J. Lendrum, III
Director	Director
March 15, 2013	March 15, 2013

/s/ STEPHEN R. BRAND	/s/ DENNIS G. STRAUCH
Stephen R. Brand	Dennis G. Strauch
Director	Director
March 15, 2013	March 15, 2013

INDEX OF EXHIBITS

2.1	Plan of Conversion for BPZ Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 24, 2007).

3.1	Certificate of Formation of BPZ Resources, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 24, 2007).

3.2	Bylaws of BPZ Resources, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 17, 2007).

3.3	First Amendment to the Bylaws of BPZ Resources, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 7, 2011).

4.2
Indenture for 6.5% Convertible Senior Notes due 2015 by and among BPZ Resources Inc. and Wells Fargo Bank National Association, as trustee, dated February 8, 2010 (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed on February  9, 2010).

4.3	Form of 6.5% Convertible Senior Note due 2015 (included in Exhibit 4.2).

10.1*	BPZ Energy, Inc. 2005 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on July 5, 2005 (SEC File No. 333- 126388)).

10.2*	BPZ Energy, Inc. 2007 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 24, 2007).

10.3*	BPZ Energy, Inc. 2007 Directors Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 24, 2007).

10.4	Merger Agreement between Navidec, Inc. and BPZ Energy, Inc. dated July 8, 2004 (incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed on July 13, 2004).

10.5	Closing Agreement between Navidec, Inc. and BPZ, Inc. dated September 8, 2004(incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed on September 14, 2004).

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

10.15
Common Terms Agreement between BPZ Exploracion & Produccion S.R.L and BPZ Marine Peru S.R.L., as borrowers, and International Finance Corporation, as lender, and the Additional Secured Facility Lenders dated as of August 15, 2008 (incorporated by reference to exhibit 10.16 to the Company’s Form 10-K filed on March 2, 2009).

10.16
Subscription Agreement by and among BPZ Resources, Inc. and International Finance Corporation  dated December 18, 2006 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2006).

10.17
Letter Agreement by and between the Consortium of GE Packaged Power, Inc. and GE International Inc. Sucursal de Peru (collectively, “Seller”) and Empresa Electrica Nueva Esperanza S.R.L. (“Buyer”) dated as of November 20, 2009 (incorporated by reference to exhibit 10.3 to the Company’s Form 8-K filed on November 27, 2009).

10.18
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

10.19*
Amendment to the BPZ Energy, Inc. (a/k/a BPZ Resources, Inc.) 2007 Long-Term Incentive Compensation Plan (incorporated by reference to exhibit 10.22 to the Company’s Form 10-K filed on March 16, 2011).

10.20*
Amendment to the BPZ Energy, Inc. (a/k/a BPZ Resources, Inc.) 2007 Long-Term Incentive Compensation Plan, dated April 20, 2011 (incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q filed on August 8, 2011).

10.21
BPZ Resources, Inc. Employee Stock Purchase Plan (incorporated by referenced to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the Commission on August 9, 2011).

10.22
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

10.23
First Amendment to $40,000,000 Credit Agreement by and among Empresa Electrica Nueva Esperanza S.R.L., as Borrower, and BPZ Resources,  Inc., and BPZ Exploración & Producción S.R.L., as Guarantors and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse International, as Arranger, dated as of January 27, 2011 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed on March 14, 2012).

10.24
Second Amendment to $40,000,000 Credit Agreement by and among Empresa Electrica Nueva Esperanza S.R.L., as Borrower, and BPZ Resources,  Inc., and BPZ Exploración & Producción S.R.L., as Guarantors and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse International, as Arranger, dated as of January 27, 2011 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K filed on March 14, 2012).

10.25
Third Amendment to $40,000,000 Credit Agreement by and among Empresa Electrica Nueva Esperanza S.R.L., as Borrower, and BPZ Resources,  Inc., and BPZ Exploración & Producción S.R.L., as Guarantors and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse International, as Arranger, dated as of January 27, 2011 (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed on March 14, 2012).

10.26
Fourth Amendment to $40,000,000 Credit Agreement by and among Empresa Electrica Nueva Esperanza S.R.L., as Borrower, and BPZ Resources, Inc., and BPZ Exploración & Producción S.R.L., as Guarantors and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse International, as Arranger, dated as of January 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 10, 2012).

10.27
Waiver dated as of September 28, 2012, with respect to that certain $40,000,000.00 Credit Agreement, dated as of January 27, 2011 (as amended), by and among Empresa Eléctrica Nueva Esperanza S.R.L., as borrower, BPZ Resources, Inc. and BPZ Exploración & Producción S.R.L., as guarantors, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse International, as Arranger, dated as of January 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November  9, 2012).

10.28
Amendment to the Credit Agreement dated January 27, 2011 among Empresa Electrica Nueva Esperanza S.R.L.as borrower and Credit Suisse AG Cayman Island Branch as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 2, 2013).

10.29
Waiver dated as of January 14, 2013, with respect to that certain $40,000,000.00 Credit Agreement, dated as of January 27, 2011 (as amended), by and among Empresa Eléctrica Nueva Esperanza S.R.L., as borrower, BPZ Resources, Inc. and BPZ Exploración & Producción S.R.L., as guarantors, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse International, as Arranger, dated as of January 27, 2011, filed herewith.

10.30
Waiver dated as of March 8, 2013, with respect to that certain $40,000,000.00 Credit Agreement, dated as of January 27, 2011 (as amended), by and among Empresa Eléctrica Nueva Esperanza S.R.L., as borrower, BPZ Resources, Inc. and BPZ Exploración & Producción S.R.L., as guarantors, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse International, as Arranger, dated as of January 27, 2011, filed herewith.

10.31
First Amendment to $75,000,000 Credit Agreement by and among BPZ Resources, Inc., and its subsidiaries BPZ Energy LLC, and BPZ Exploración & Producción S.R.L., as guarantors and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011 (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed on March 14, 2012).

10.32
Second Amendment to $75,000,000 Credit Agreement by and among BPZ Resources, Inc., and its subsidiaries BPZ Energy LLC, and BPZ Exploración & Producción S.R.L., as guarantors and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011 (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K filed on March 14, 2012).

10.33
Third Amendment to $75,000,000 Credit Agreement by and among BPZ Resources, Inc., and its subsidiaries BPZ Energy LLC, and BPZ Exploración & Producción S.R.L., as guarantors and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011 (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed on March 14, 2012).

10.34
Fourth Amendment to $75,000,000 Credit Agreement by and among BPZ Resources, Inc., and its subsidiaries BPZ Energy LLC, and BPZ Exploración & Producción S.R.L., as guarantors and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 10, 2012).

10.35
Fifth Amendment to $75,000,000 Credit Agreement by and among BPZ Resources, Inc., and its subsidiaries BPZ Energy LLC, and BPZ Exploración & Producción S.R.L., as guarantors and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2012).

10.36
Waiver dated as of September 28, 2012, with respect to that certain $75,000,000.00 Credit Agreement, dated as of July 6, 2011 (as amended), by and among BPZ Exploración & Producción S.R.L., as borrower, BPZ Resources, Inc., BPZ Energy LLC, Soluciones Energéticas S.R.L., and BPZ Norte Oil S.R.L., as guarantors, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 9, 2012).

10.37
Amendment to the Credit Agreement dated July 6, 2011 among BPZ Exploracion & Produccion S.R.L.as borrower and Credit Suisse AG Cayman Island Branch as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 2, 2013).

10.38
Waiver dated as of January 14, 2013, with respect to that certain $75,000,000.00 Credit Agreement, dated as of July 6, 2011 (as amended), by and among BPZ Exploración & Producción S.R.L., as borrower, BPZ Resources, Inc., BPZ Energy LLC, and Soluciones Energéticas S.R.L., as guarantors, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011, filed herewith.

10.39
Waiver dated as of March 8, 2013, with respect to that certain $75,000,000.00 Credit Agreement, dated as of July 6, 2011 (as amended), by and among BPZ Exploración & Producción S.R.L., as borrower, BPZ Resources, Inc., BPZ Energy LLC, and Soluciones Energéticas S.R.L., as guarantors, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011, filed herewith.

10.40
Stock Purchase Agreement Among BPZ Energy International Holdings, L.P. and BPZ Energy LLC, as Sellers, BPZ Resources, Inc., as Borrower, and Pacific Stratus Energy S.A., as Buyer, and Pacific Stratus International Energy Ltd., as Pre Lender, Concerning BPZ Norte Oil S.R.L., dated April 27, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 10, 2012).

10.41
Joint Operating Agreement among BPZ Exploración & Producción S.R.L. and BPZ Norte S.R.L. for the Exploration - Exploitation License Block Z-1 Offshore, Peru, signed as of April 27, 2012 and effective as of the Effective Date (as defined therein) (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 10, 2012).

10.42
Carry Agreement made on April 27, 2012 and effective as of the Carry Start Date (as defined therein) between BPZ Exploración & Producción S.R.L. and BPZ Norte S.R.L. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 10, 2012).

10.43
Amendment to the Stock Purchase Agreement Among BPZ Energy International Holdings, L.P. and BPZ Energy LLC, as Sellers, BPZ Resources, Inc., as Borrower, and Pacific Stratus Energy S.A., as Buyer, and Pacific Stratus International Energy Ltd., as PRE Lender, Closing Letter Concerning BPZ Norte Oil S.R.L., dated December 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 2, 2013).

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