Form 10-Q
period 2013-03-31
BPZ RESOURCES, INC.
filed 2013-05-10
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

As of April 30, 2013, there were 117,813,072 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$63,026	$83,540
Short-term investments	1,000	-
Accounts receivable	45,635	24,523
Value-added tax receivable	16,683	20,569
Inventory	18,463	19,851
Restricted cash	24,860	25,129
Prepaid and other current assets	8,027	5,734
Total current assets	177,694	179,346

Property, equipment and construction in progress, net	232,665	238,557
Restricted cash	41,655	47,670
Other non-current assets	5,297	5,983
Investment in Ecuador property, net	585	632
Deferred tax asset	56,289	55,242
Total assets	$514,185	$527,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,796	$21,978
Accrued liabilities	34,915	34,013
Other liabilities	21,315	21,792
Current income taxes payable	9,823	10,460
Accrued interest payable	2,112	5,234
Derivative financial instruments	2,132	2,984
Current maturity of long-term debt	24,546	24,046
Total current liabilities	123,639	120,507

Asset retirement obligation	2,765	2,708
Other non-current liabilities	20,755	20,755
Long-term debt, net	192,815	197,160
Total long-term liabilities	216,335	220,623

Commitments and contingencies (Note 18 and 19)

Stockholders’ equity:
Preferred stock, no par value, 25,000 authorized; none issued and outstanding	-	-
Common stock, no par value, 250,000 authorized; 117,806 and 116,932 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	560,870	560,175
Accumulated deficit	(386,659)	(373,875)

Total stockholders’ equity	174,211	186,300
Total liabilities and stockholders’ equity	$514,185	$527,430

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Net revenue:
Oil revenue, net	$13,281	$36,475
Other revenue	31	78

Total net revenue	13,312	36,553

Operating and administrative expenses:
Lease operating expense	6,673	11,368
General and administrative expense	5,475	6,200
Geological, geophysical and engineering expense	358	25,221
Depreciation, depletion and amortization expense	6,904	11,506
Standby costs	1,143	1,190

Total operating and administrative expenses	20,553	55,485

Operating loss	(7,241)	(18,932)

Other income (expense):
Loss from investment in Ecuador property, net	(47)	(47)
Interest expense, net	(4,298)	(6,210)
Loss on derivatives	(548)	(6,368)
Interest income	9	3
Other expense	(329)	(47)

Total other expense, net	(5,213)	(12,669)

Loss before income taxes	(12,454)	(31,601)

Income tax expense (benefit)	330	(4,310)

Net loss	$(12,784)	$(27,291)

Basic net loss per share	$(0.11)	$(0.24)
Diluted net loss per share	$(0.11)	$(0.24)

Basic weighted average common shares outstanding	115,788	115,513
Diluted weighted average common shares outstanding	115,788	115,513

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(12,784)	$(27,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	682	720
Depreciation, depletion and amortization	6,904	11,506
Amortization of investment in Ecuador property	47	47
Deferred income taxes	(716)	(4,742)
Amortization of discount and deferred financing fees	2,469	2,504
Unrealized gain on derivatives	(852)	6,368
Changes in operating assets and liabilities:
Increase in accounts receivable	(20,066)	(729)
Decrease in value-added tax receivable	3,881	1,485
(Increase) decrease in inventory	1,582	(583)
Increase in other assets	(2,281)	(1,129)
Increase in income taxes receivable	-	(121)
Increase (decrease) in accounts payable	6,818	(8,577)
Increase in accrued liabilities	1,248	18,543
Decrease in income taxes payable	(966)	-
Decrease in other liabilities	(478)	(615)
Net cash used in operating activities	(14,512)	(2,614)

Cash flows from investing activities:
Property and equipment additions	(2,810)	(22,448)
Decrease in restricted cash	6,284	-
Purchase of investment securities	(1,000)	-
Net cash provided by (used in) investing activities	2,474	(22,448)

Cash flows from financing activities:
Repayments of borrowings	(7,088)	(206)
Deferred and other loan fees	(1,400)	-
Proceeds from sale of common stock, net	12	-
Net cash used in financing activities	(8,476)	(206)

Net decrease in cash and cash equivalents	(20,514)	(25,268)
Cash and cash equivalents at beginning of period	83,540	58,172
Cash and cash equivalents at end of period	$63,026	$32,904

Supplemental cash flow information:
Cash paid for:
Interest	$7,569	$8,737
Income tax	1,492	558
Non — cash items:
Depletion allocated to production inventory	194	841
Depreciation on support equipment capitalized to construction in progress	-	2
Reclassification of property and equipment	1,661	-

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

The Company maintains a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”), registered in Peru through its wholly-owned subsidiary, BPZ Energy, LLC, a Texas limited liability company, and its subsidiary, BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership.  Currently, the Company, through BPZ E&P, has license contracts for oil and gas exploration and production covering a total of approximately 2.2 million gross (1.9 million net) acres, in four blocks in northwest Peru. The Company’s license contracts cover ownership of the following properties: 51% working interest in Block Z-1 (0.6 million gross acres), 100% working interest in Block XIX (0.5 million gross acres), 100% working interest in Block XXII (0.9 million gross acres) and 100% working interest in Block XXIII (0.2 million gross acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and the Blocks XXII and XXIII contracts were signed in November 2007. Generally, according to the Organic Hydrocarbon Law No. 26221 and the regulations thereunder (the “Organic Hydrocarbon Law” or “Hydrocarbon Law”), the seven-year term for the exploration phase can be extended in each contract by up to an additional three years to a maximum of ten years. However, this exploration extension is subject to government approval and specific provisions of each license contract can vary the exploration phase of the contract as established by the Hydrocarbon Law. The license contracts require the Company to conduct specified activities in the respective blocks during each exploration period in the exploration phase. If the exploration activities are successful, the Company may decide to enter the exploitation phase and the total contract term can extend up to 30 years for oil production and up to 40 years for gas production. In the event a block contains both oil and gas, as is the case in the Company’s Block Z-1, the 40-year term may apply to oil production as well.

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

The Company is in the process of developing its Peruvian oil and natural gas resources.  The Company entered commercial production for the Block Z-1 in November 2010 and produces and sells oil from the Corvina and Albacora fields under the Company’s current sales contracts.  The Company completed the installation of the new CX-15 platform in the Corvina field to continue the development of the field.  The Company is also appraising the potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1.  The Company received the required environmental permit for gas injection at Albacora on October 29, 2012.  Additionally, the Company’s activities in Peru include (i) analysis and evaluation of technical data on its properties, (ii) preparation of the development plans for the properties, (iii) meeting requirements under the license contracts, (iv) procuring equipment for an extended drilling campaign, (v) obtaining all necessary environmental, technical and operating permits, (vi) optimizing current production, (vii) conducting seismic surveys and (viii) and obtaining preliminary engineering and design of the power plant and gas processing and delivery facilities.

On December 14, 2012, Perupetro S.A (“Perupetro”), a corporation owned by the Peruvian government empowered to become a party in the contracts for the exploration and/or exploitation of hydrocarbons in order to promote these activities in Peru, approved the terms of the amendment to the Block Z-1 license contract to recognize the sale of a 49% participating interest (“closing”) in offshore Block Z-1 to Pacific Rubiales Energy Corp. (“Pacific Rubiales”). Under the terms of the agreements signed on April 27, 2012, the Company (together with its subsidiaries) formed an unincorporated joint venture relationship with a Pacific Rubiales subsidiary, Pacific Stratus Energy S.A., to explore and develop the offshore Block Z-1 located in Peru. Pursuant to the agreements, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of the Company’s share of capital and exploratory expenditures in Block Z-1 (“the carry amount”) from the effective date of the Stock Purchase Agreement (“SPA”), January 1, 2012.  On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Block Z-1 license contract.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of BPZ Resources, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented on a basis consistent with the annual audited consolidated financial statements.  All such adjustments are of a normal, recurring nature. All significant transactions between BPZ and its consolidated subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentation. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

At March 31, 2013 and December 31, 2012, accounts receivable included $34.9 million and $15.9 million, respectively, from the Company's joint venture partner.

At March 31, 2013 and December 31, 2012, accounts payable included $20.2 million and $4.4 million, respectively, from the Company's joint venture partner.

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

Reclassification

Certain reclassifications have been made to the 2012 consolidated financial statements to conform to the 2013 presentation.  These reclassifications were not material to the accompanying consolidated financial statements.

Summary of Significant Accounting Policies

The Company has provided a summary discussion of significant accounting policies, estimates and judgments in Note-1 to the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2012.  These interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

On August 22, 2012, the Securities and Exchange Commission (“SEC”) adopted rules mandated by the Dodd-Frank Act requiring entities who file reports with the SEC and commercially develop oil, natural gas or liquids (“resource extraction issuers”) to disclose certain payments made to the U.S. government or foreign governments. The rules provide guidance on the types of payments and information about payments that must be disclosed. The rules require a resource extraction issuer to disclose the information annually by filing a new form with the SEC (Form SD) no later than 150 days after the end of its fiscal year. A resource extraction issuer is required to comply with the new rules for fiscal years ending after September 30, 2013. As a result, beginning in 2014, the Company must annually provide information about the type and total amount of payments made for each project related to the commercial development of oil, natural gas, or minerals, and the type and total amount of payments made to each government. There will be no impact on the Company's financial position and results of operations, but the new rules may require additional disclosures in future filings.

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

On December 14, 2012, Perupetro approved the terms of the amendment to the Block Z-1 license contract to recognize the sale of a 49% participating interest in offshore Block Z-1 to Pacific Rubiales.  The Company and Pacific Rubiales waived and modified certain contract conditions in order to close the transaction.  On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Block Z-1 license contract.

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

The transaction provided for an adjustment based upon the collection of revenues ($56.1 million) and the payment of expenses ($32.6 million) and income taxes ($5.2 million) attributable to the properties that took place after an effective date of January 1, 2012 and prior to the closing which was effective on December 14, 2012.  These amounts were considered settled by adjusting down by $18.3 million the unused portion of the agreed carry amount of $185.0 million by Pacific Rubiales for the Company’s share of capital and exploratory expenditures in Block Z-1.  The March 31, 2013 and December 31, 2012 carry amounts were $114.7 million and $126.3 million, respectively.

At March 31, 2013 and December 31, 2012, the Company reflected $19.9 million as other current liabilities and $20.8 million as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012.  This amount will be settled by the Company and Pacific Rubiales under the terms of the SPA.

Note 3 — Value Added Tax Receivable

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 18% effective March 2011 and 19% in previous periods.

The Company is recovering its IGV receivable with IGV payables associated with oil sales under the normal IGV recovery process.

Under the SPA and carry agreement entered into with Pacific Rubiales related to the sale of a 49% participating interest in Block Z-1, Pacific Rubiales funded the IGV incurred for 100% of the capital and exploratory expenditures of Block Z-1.  Upon closing of the transaction, the IGV balance related to this funding was transferred to Pacific Rubiales along with their respective share of assets.  See Note-2, “Divestitures.”

Activity related to the Company’s value-added tax receivable for the three months ended March 31, 2013 and the year ended December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Value-added tax receivable as of the beginning of the period	$21,784	$24,720
IGV accrued related to expenditures during period	5,175	67,846
IGV reduced related to sale of oil during period	(9,057)	(46,586)
IGV related to the sale of a 49% participating interest in Block Z-1	-	(24,196)
Value-added tax receivable as of the end of the period	$17,902	$21,784

Current portion of value-added tax receivable as of the end of the period	$16,683	$20,569

Long-term portion of value-added tax receivable as of the end of the period	$1,219	$1,215

See Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information on the long-term portion of the value-added tax receivable.

Note 4 — Inventory

Inventories consist primarily of crude oil, tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market.

The Company maintains crude oil inventories in storage vessels until the inventory quantities are at a sufficient level to make a delivery to the refinery in Talara, Peru.  Oil inventory is stated at the lower of average cost or market value. Cost is determined on a weighted average basis based on production costs.

Below is a summary of inventory as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Tubular goods, accessories and spare parts	$16,663	$18,343
Crude oil	1,800	1,508
Inventory	$18,463	$19,851

	March 31, 2013	December 31, 2012
Crude oil (barrels)	23,476	17,876
Crude oil (cost per barrel)	$76.66	$84.34

Note 5 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of prepaid and other current assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Prepaid expenses and other	$6,872	$4,538
Prepaid insurance	400	441
Insurance receivable	755	755

Prepaid and other current assets	$8,027	$5,734

Prepaid and other current assets are primarily related to prepayments for drilling services, equipment rental, material procurement and deposits that are primarily rent deposits related to the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors’ and officers’ insurance policies. The insurance receivable is related to an incident that occurred in the third quarter of 2011 where, while in the process of moving certain equipment from the A platform in Albacora to the CX-11 platform in Corvina using third parties, certain equipment was damaged.  The Company expects to recover the receivable amount from either the third parties or its insurance carrier.

Below is a summary of other non-current assets as of March 31, 2013 and December 31, 2012:

	March, 31 2013	December 31, 2012
	(in thousands)
Debt issue costs, net	$4,078	$4,768
Value-added tax receivable	1,219	1,215

Other non-current assets	$5,297	$5,983

Debt issue costs, net consist of direct transaction costs incurred by the Company in connection with its debt raising efforts.

In connection with the prepayment made on the $75.0 million secured debt facility and the amendments to both the $75.0 million secured debt facility and $40.0 million secured debt facility in April 2012, the debt issue costs associated with those agreements were modified in accordance with Accounting Standard Codification (“ASC”) Topic 470 as follows:

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

The Company incurred $4.8 million of original debt issue costs associated with $170.9 million of convertible notes due 2015 (the “2015 Convertible Notes”). The debt issue costs are being amortized over the life of the 2015 Convertible Notes, using the effective interest method.

The following table is the amount of debt issue costs amortized into interest expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Amortization of debt issue costs	$678	$909
	$678	$909

For further information regarding the Company’s debt, see Note-10, “Debt.”

At March 31, 2013 and December 31, 2012, the Company classified $1.2 million of its value-added tax receivable balance as a long-term asset as it believed it would take longer than one year to receive the benefit of this portion of the value-added tax receivable. For further information see Note-3, “Value-Added Tax Receivable.”

Note 6 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Construction in progress:
Power plant and related equipment	$75,693	$73,958
Platforms and wells	14,185	15,611
Pipelines and processing facilities	12,347	11,784
Other	1,789	1,689
Producing properties (successful efforts method of accounting)	141,219	141,219
Producing equipment	27,758	27,758
Barge and related equipment	53,494	53,425
Office equipment, leasehold improvements and vehicles	9,378	9,249
Accumulated depletion, depreciation and amortization	(103,198)	(96,136)
Property, equipment and construction in progress, net	$232,665	$238,557

The Company follows the “successful efforts” method of accounting for its costs of acquisition, exploration and development of oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. Capitalized costs of producing crude oil and natural gas properties, along with support equipment and facilities, are amortized to expense by the unit-of-production method based on proved developed crude oil reserves on a field-by-field basis.  Certain costs of exploratory wells are capitalized pending determinations that proved reserves have been found.  Exploratory well costs continue to be capitalized if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. If the determination is dependent upon the results of planned additional wells and required capital expenditures to produce the reserves found, the drilling costs will be capitalized as long as sufficient reserves have been found to justify completion of the exploratory well and the additional wells are underway or planned.  All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive.

In January 2013, the Company made a change in estimate in depreciating producing equipment.  The Company changed to the unit-of-production method from a straight-line five-year life of calculating depreciation because it more accurately matches the costs of production to the Company’s oil production.  If the Company had continued using a straight-line five-year life, depreciation, depletion and amortization expense would have been $0.2 million higher for the three months ended March 31, 2013.

The property, equipment and construction in progress, net amounts at March 31, 2013 and December 31, 2012 reflect the sale of a 49% participating interest in Block Z-1.

Exploratory well costs capitalized greater than one year after completion of drilling were $6.6 million as of March 31, 2013, and December 31, 2012.  The exploratory well costs relate to the CX11-16X gas well that was drilled in 2007, which tested sufficient quantities of gas and is currently shut-in until such time as a market is established for selling the gas.  The Company plans to use the gas from the CX11-16X well for its gas-to-power project.  See Note-18, “Commitments and Contingencies” for further information on the gas-to-power project.

During the three months ended March 31, 2013, the Company incurred capital expenditures of approximately $2.9 million primarily associated with its development of gas-fired power generation of electricity for sale in Peru.

The Company added approximately $1.7 million of costs to the power plant, which primarily consisted of capitalized interest, and incurred approximately $1.2 million related to other capitalized costs.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012.  Pursuant to the carry agreement, Pacific Rubiales provided funding for capital expenditures for Block Z-1 of $14.2 million for the three months ended March 31, 2013.  These capital expenditures were primarily related to the costs incurred in the design, fabrication, installation and pipeline connections related to the CX-15 platform of approximately $7.2 and approximately $6.2 million related to the CX-15 development drilling program.

The following table is the amount of interest expense and depreciation expense capitalized to construction in progress for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest expense capitalized	$2,619	$2,972
Depreciation expense capitalized	-	2

Note 7 — Asset Retirement Obligation

An obligation related to the future plug and abandonment of the producing oil wells in the Corvina and Albacora fields and the Pampa la Gallina well in Block XIX has been recorded in accordance with the provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations.”  ASC 410-20 requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the ARO is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost.

Activity related to the Company’s ARO for the three months ended March 31, 2013 and the year ended December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
ARO as of the beginning of the period	$2,708	$1,304
Liabilities settled during period	-	(2,093)
Accretion expense	57	89
Revisions in estimates during period	-	3,408
ARO as of the end of the period	$2,765	$2,708

The 2012 revisions in estimates are due to the shift in timing of cash flows associated with expected payment of the ARO liability.  As revisions to estimated costs in 2012, the present value of the liabilities was adjusted and, as a result, the Company adjusted both the liability and capitalized asset by approximately $3.4 million, in accordance with ASC Topic 410.

Liabilities settled in 2012 include $2.1 million related to the sale of a 49% participating interest in Block Z-1.

Note 8 — Investment in Ecuador Property

The Company has a 10% non-operating net profits interest in the Santa Elena Property.  The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense. Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the agreement which expires in May 2016.

Below is a summary reflecting the Company’s loss from the investment in the Ecuador property for the three months ended March 31, 2013 and 2012, respectively, and the investment in the Ecuador property at March 31, 2013 and December 31, 2012, respectively.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Distributions received from investment in Ecuador property	$-	$-
Amortization of investment in Ecuador property	(47)	(47)
Loss from investment in Ecuador property, net	$(47)	$(47)

	March 31, 2013	December 31, 2012
	(in thousands)
Investment in Ecuador property, net	$585	$632

Note 9 — Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Performance bonds totaling $5.7 million for properties in Peru	$3,460	$3,338
Insurance bonds for import duties related to a construction vessel	64	825
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	250	259
$75.0 million secured debt facility	33,000	35,000
$40.0 million secured debt facility	29,091	32,727
Unsecured performance bond totaling $0.2 million for office lease agreement	-	-
Restricted cash	$66,515	$72,799

Current portion of restricted cash as of the end of the period	$24,860	$25,129

Long-term portion of restricted cash as of the end of the period	$41,655	$47,670

The $75.0 million secured debt facility entered into by the Company in July 2011 required the Company to establish a $2.5 million debt service reserve account during the first 15 months the debt facility was outstanding.  After the first 15-month period, the Company is required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date.  The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $75.0 million secured debt facility in the amount of outstanding principal.  The restricted cash related to the current and non-current portion of the $75.0 million secured debt financing was $10.0 million and $23.0 million, respectively, at March 31, 2013.  The restricted cash related to the current and non-current portion of the $75.0 million secured debt financing was $9.5 million and $25.5 million, respectively, at December 31, 2012.

The $40.0 million secured debt facility entered into by the Company in January 2011 required the Company to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, the Company must maintain a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date.  The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $40.0 million secured debt facility in the amount of outstanding principal.  The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $14.6 million and $14.5 million, respectively, at March 31, 2013.  The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $14.5 million and $18.2 million at December 31, 2012.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, credit agreements, legal requirements or rental practices.

Note 10 — Debt

At March 31, 2013 and December 31, 2012, debt consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)

$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($15.6) million at March 31, 2013 and ($17.4) million at December 31, 2012	$155,270	$153,479
$75.0 million Secured Debt Facility, 3-month LIBOR plus 9%, due July 2015	33,000	35,000
$40.0 million Secured Debt Facility, 3-month LIBOR plus 8%, due January 2015	29,091	32,727
	217,361	221,206
Less: Current maturity of long-term debt	24,546	24,046
Long-term debt, net	$192,815	$197,160

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

Holders may convert their 2015 Convertible Notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date under any of the following circumstances:

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

The following table is the estimated remaining cash payments including interest payments related to the 2015 Convertible Notes, assuming no conversion (in thousands):

Year
2013	$5,556
2014	11,111
2015	176,493
Total estimated remaining cash payments related to the 2015 Convertible Notes	$193,160

The Company evaluated the 2015 Convertible Notes agreement for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of March 31, 2013, the net amount of $155.3 million includes the $170.9 million of principal reduced by $15.6 million of the remaining unamortized discount. The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs. The remaining unamortized discount of $15.6 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At March 31, 2013, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into approximately 28.9 million shares of common stock.  As of March 31, 2013, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of the Company’s common stock at March 31, 2013, $2.27 per share, is less than the conversion price.

For the three months ended March 31, 2013, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.6%.

The following table is the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest expense related to the contractual interest coupon	$2,778	$2,778
Amortization of debt discount expense	1,791	1,595
Amortization of debt issue costs	245	235
Interest expense related to the 2015 Convertible Notes	$4,814	$4,608

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

As a result of the prepayment and amendment during the second quarter of 2012, the Company incurred $5.8 million of fees and prepayment penalties and $1.1 million of debt issue costs. The $5.8 million in fees and prepayment penalties were recognized as a “Loss on extinguishment of debt” in the consolidated statement of operations, of which 25% was paid at the time of the amendment and prepayment and 25% was paid at the time of each of the next three quarterly interest payment dates ending in January 2013. Approximately $1.5 million of the remaining $2.8 million of unamortized debt issue costs associated with the initial loan was expensed as a “Loss on extinguishment of debt” in the consolidated statement of operations when the Company prepaid $40.0 million of principal.  The $1.1 million of new debt issue costs was combined with the remaining $1.3 million of unamortized debt issue costs and will be amortized over the amended term, ending in July 2015, using the effective interest method.  For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

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

The $75.0 million secured debt facility requires the Company to establish and maintain a debt service reserve account during the term of the debt facility. At March 31, 2013 the debt service reserve account was fully funded for the outstanding principal balance of $33.0 million. For further information regarding the debt service reserve account and its requirements, see Note-9, “Restricted Cash and Performance Bonds.”

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

The $75.0 million secured debt facility, as amended, contains covenants that limit the Company’s ability to, among other things, incur additional debt other than the Pacific Rubiales loans, create certain liens, enter into transactions with affiliates, pay dividends on or repurchase stock of the Company or its subsidiaries, sell assets other than to Pacific Rubiales or merge with another entity.  In addition, the Company must complete certain projects in the Corvina and Albacora offshore fields in Block Z-1 by certain scheduled dates.  The $75.0 million secured debt facility, as amended, also contains customary financial covenants, including (i) a maximum consolidated leverage ratio, (2) minimum consolidated interest coverage ratio, (iii) a maximum capitalization ratio, (iv) a minimum oil production quota per quarter, (v) a minimum debt service coverage ratio, (vi) a minimum proved developed producing reserves coverage ratio, (vii) a maximum indebtedness, and (viii) a minimum liquidity ratio.  On March 8, 2013, for the quarter ending March 31, 2013, the Company obtained a waiver from Credit Suisse relating to its minimum oil production and the date for first production from the CX-15 platform.  In addition, on May 6, 2013, the Company obtained a waiver from Credit Suisse relating to its date for first production from the CX-15 platform.  The Company was in compliance with these revised financial covenants at March 31, 2013.

The $75.0 million secured debt facility, as amended, provides for events of default customary for facilities of this type, the occurrence and continuation of which could result in the acceleration of amounts due under the facility. In addition, the $75.0 million secured debt facility provides that BPZ E&P has the right, at any time, to prepay the loans in whole, but not in part, subject to certain conditions, and sets forth certain conditions for mandatory prepayments of the loan.

The following table is the estimated remaining cash payments related to the $75.0 million secured debt facility, as amended, and excluding potential payments for the Performance Based Arranger Fee but including interest payments (in thousands).  Currently the principal component would be paid via release of the corresponding cash from the debt service reserve account.

Year
2013	$9,743
2014	14,096
2015	14,162
Total estimated remaining cash payments related to the $75.0 million secured debt facility	$38,001

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

The $40.0 million secured debt facility is secured, in part, by three LM6000 gas-fired packaged power units (approximately $75.7 million) that were purchased by the Company from GE through its power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. The $40.0 million secured debt financing is also secured by certain other equipment and property pledged in favor of Credit Suisse and Credit Suisse International. The Company and its subsidiary, BPZ E&P, also agreed to unconditionally guarantee the $40.0 million secured debt facility on an unsecured basis.

The $40.0 million secured debt facility requires the Company to establish and maintain a debt service reserve account during the term of the facility. At March 31, 2013 the debt service reserve account was fully funded for the outstanding principal balance of $29.1 million. For further information regarding the debt service reserve account and its requirements, see Note-9, “Restricted Cash and Performance Bonds.”

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

The amended $40.0 million secured debt facility subjects the Company to various financial covenants calculated as of the last day of each quarter, including a maximum leverage ratio, a minimum consolidated interest coverage ratio, a maximum consolidated capitalization ratio and minimum oil production quota per quarter.  On March 8, 2013, for the quarter ending March 31, 2013, the Company obtained a waiver from Credit Suisse relating to its minimum oil production.  The Company was in compliance with these revised financial covenants at March 31, 2013.

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

Year
2013	$12,495
2014	15,602
2015	3,712
Total estimated remaining cash payments related to the $40.0 million secured debt facility	$31,809

Interest Expense

The following table is a summary of interest expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest expense	$6,917	$9,182
Capitalized interest expense	(2,619)	(2,972)
Interest expense, net	$4,298	$6,210

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

Derivative Financial Instruments Not Designated as Hedging Instruments
Amount of Gain (Loss) on Derivative Instruments Recognized in Income

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Realized derivative gain (loss)	$(1,400)	$-
Unrealized derivative gain (loss)	852	(6,368)
Total gain (loss) on derivative financial instruments	$(548)	$(6,368)

See Note-13, “Fair Value Measurements and Disclosures,” for a discussion of methods and assumptions used to estimate the fair values of the Company’s derivative instruments.

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

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)

Net loss	$(12,784)	$(27,291)

Shares:
Basic weighted average common shares outstanding	115,788	115,513

Incremental shares from assumed conversion of dilutive share based awards	-	-

Diluted weighted average common shares outstanding	115,788	115,513
Excluded share based awards (1)	8,164	5,373
Excluded convertible debt shares (1)	28,890	28,890

Basic net loss per share	$(0.11)	$(0.24)
Diluted net loss per share	$(0.11)	$(0.24)

(1)  Inclusion of the shares for these  awards would have had an antidilutive effect.

Stock Option and Restricted Stock Plans

The Company has in effect the 2007 Long-Term Incentive Compensation Plan, as amended in 2010 to increase the number of shares available (the “2007 LTIP”), and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and the Directors’ Plan provide for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants, and employees of certain of the Company’s affiliates, as well as non-employee directors. The number of shares authorized under the amended 2007 LTIP and Directors’ Plan is 8.0 million and 2.5 million, respectively. As of March 31, 2013, approximately 0.8 million shares remain available for future grants under the 2007 LTIP and 0.5 million shares remain available for future grants under the Directors’ Plan.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation,” for the three months ended March 31, 2013 and 2012, respectively, and are generally included in “general and administrative expense” on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Employee stock—based compensation costs	$541	$476
Director stock—based compensation costs	138	233
Employee stock purchase plan costs	3	11
	$682	$720

Restricted Stock Awards and Performance Shares

On March 1, 2013, the Company’s Board of Directors awarded 644,190 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP.  The restricted stock awards generally vest on the second anniversary of the grant date. For the three months ended March 31, 2013, the weighted average grant date fair value per share of the restricted stock granted was $2.72.

On March 1, 2013, the Company awarded its non-employee directors a total of 238,973 shares of restricted stock under the Directors’ Plan.  The restricted stock awards generally vest on the second anniversary of the grant date.  For the three months ended March 31, 2013, the weighted average grant date fair value per share of the restricted stock granted was $2.72.

Stock Options

On April 1, 2013, the Company’s Board of Directors awarded officers and other key employees a total of 802,678 options to purchase the Company’s common stock under the Company’s 2007 LTIP.  These options generally vest in equal annual installments over a three-year period from the grant date.

For the three months ended March 31, 2013, the weighted average exercise price per share of the option awards granted was $2.72 and the weighted average fair value per share of the option awards granted was $1.78.

Employee Stock Purchase Plan

The employee stock purchase plan, which was approved by the shareholders on June 24, 2011, provides eligible employees the opportunity to acquire shares of BPZ Resources, Inc. common stock at a discount through payroll deductions. Employees are allowed to purchase up to 2,500 shares in any one offering period (not longer than twenty-seven months), within IRS limitations and plan rules.  The offering period means each period of time which common stock is offered to participants. Unless otherwise determined by the compensation committee, a new offering period shall commence on the first day of each calendar quarter.  Generally, the purchase price for stock acquired under the plan is the lower of 85% (subject to compensation committee adjustment) of the fair market value of the common stock on the grant date or the fair market value of the common stock on the investment date. Under this plan, 2,000,000 common shares were reserved for issuance and purchase by eligible employees.  Activity under this plan began in the first quarter of 2012.  At March 31, 2013, 1,954,808 shares were available for issuance.  On April 2, 2013, 6,692 shares were issued to employees at a price of $1.93 per share.

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

Short-term Investments

The Company’s investment in held-to-maturity securities, which are stated at net of amortized cost, was as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012

	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Short-term investments - U.S. Treasury bills	$1,000	$1,000	$-	$-

(1)         The Company estimated the fair value of the U.S. Treasury bill to be approximately $1.0 million at March 31, 2013, based on observed market prices for the same or similar types of debt issues.  The fair value of the U.S. Treasury bill is considered to be a Level 2 measurement on the fair value hierarchy.

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
		(in thousands)
March 31, 2013
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$2,132	$-
	Non-current Liabilities	-	-	-
		$-	$2,132	$-

December 31, 2012
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$2,984	$-
	Non-current Liabilities	-	-	-
		$-	$2,984	$-

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of long-lived assets, at fair value on a non-recurring basis. As none of the Company’s non-financial assets or liabilities were impaired as of March 31, 2013 and December 31, 2012, and no other fair value measurements were required to be recognized on a non-recurring basis, additional disclosures were not provided.

Additional Fair Value Disclosures

Debt with Variable Interest Rates

The fair values of the Company’s $75.0 million secured debt facility and $40.0 million secured debt facility at March 31, 2013 approximate the carrying values because the interest rates are based on floating rates identified by reference to market rates, and because the interest rates charged are at rates at which the Company could borrow under similar terms.  The floating rate debt is considered to be a Level 2 measurement on the fair value hierarchy.

Debt with Fixed Interest Rates

The fair value information regarding the Company’s fixed rate debt at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013		December 31, 2012

	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
	(in thousands)		(in thousands)
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($15.6) million at March 31, 2013 and ($17.4) million at December 31, 2012	$155,270	$144,870	$153,479	$147,861

(1)
The Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $144.9 million and $147.9 million at March 31, 2013 and December 31, 2012, respectively, based on observed market prices for the same or similar types of debt issues.  The fair value of the $170.9 million 2015 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

Note 14— Oil Revenue

At March 31, 2013, the Company had developed nine gross (4.6 net) wells in the Corvina field and four gross (2.0 net) wells in the Albacora field.  Of these wells, seven gross (3.6 net) wells were producing oil, two gross (1.0 net) wells were producing oil intermittently, two gross (1.0 net) wells were not producing oil, one gross (.51 net) well was being used for gas injection and the remaining gross (.51 net) well was being used for water reinjection.

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

The following table is the amount of royalty costs of approximately 5% of gross revenues for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Royalty costs	$706	$2,055
	$706	$2,055

Note 15 — Standby Costs

For the three months ended March 31, 2013, standby costs decreased $0.1 million to $1.1 million from $1.2 million for the same period in 2012.  During the three months ended March 31, 2013, the Company had the Petrex-10 workover rig either partially or fully on standby for two months, and the Petrex-28 rig, to be used for drilling on the CX-15 platform, either partially or fully on standby for two months.  During the three months ended March 31, 2012, the Company had one rig, the Petrex-18, on standby for approximately three months.

Note 16 — Income Tax

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Income (loss) before income taxes:	(in thousands)
United States	$(3,650)	$(8,791)
Foreign	(8,804)	(22,810)
	$(12,454)	$(31,601)

Income tax expense (benefit):
United States	$990	$410
Foreign	(660)	(4,720)
	$330	$(4,310)

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

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations.  The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2013 or 2012, respectively.  The Company did not have any uncertain tax positions generated from unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of March 31, 2013 or December 31, 2012.

Note 17 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three months ended March 31, 2013 and 2012, respectively. Accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, the Peruvian national oil company, Petroperu.  The majority of the Company’s long-lived assets are located in Peru. Management does not consider its investment in Ecuador as a separate business segment.

Note 18 — Commitments and Contingencies

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 give employees working in private companies engaged in activities generating income as defined by the Income Tax Law, the right to share in the company’s profits.  According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the rate at 8%.  However, in Peru, the Hydrocarbon Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities.  Hydrocarbons are included under “Companies Performing Other Activities,” thus Oil and Gas Companies pay profit sharing at a rate of 5%.  The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues.  The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income (loss) before income taxes as reported under GAAP.  For the three months ended March 31, 2013 and 2012, respectively, profit sharing expense was not material to the Company as the Company’s Peruvian subsidiaries did not have a material amount of “income subject to taxation” per the Peruvian tax code as a result of the Company declaring commercial production in the Corvina field, which allowed certain exploration and development costs to be deductible in 2013 and 2012 that were not deductible in previous years.  The Company is subject to profit sharing expense in any year its Peruvian subsidiaries are profitable according to the Peruvian tax laws.

Gas-to-Power Project Financing

The gas-to-power project entails the planned installation of approximately 10 miles of gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple-cycle electric generating plant.  The power plant site is located adjacent to an existing substation and power transmission lines, which, after the Peruvian government completes their expansion, are expected to be capable of handling up to 420 MW of power. The existing substation and transmission lines are owned and operated by third parties.

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

Note 19 — Legal Proceeding

Navy Tanker Litigation

            The previously disclosed Navy Tanker Litigation has terminated, however, the naval officer in charge of the Supe, did not settle his alleged claims.  The Company views any potential liability arising from the alleged claims of this officer as remote, and not considered material.

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

Note 20 — Subsequent Events

On May 6, 2013, the Company obtained a waiver to the $75.0 million secured debt facility with Credit Suisse in respect of the Company’s date for first production from the CX-15 platform.

On May 9, 2013, the Company amended and restated the $40.0 million secured debt facility with Credit Suisse by increasing the facility size and borrowing an additional $14.5 million, as well as amending the covenant and principal repayment amounts related to this facility which matures in January 2015. The Company expects to incur debt issue costs related to this amendment.

On May 9, 2013, the Company repaid the remaining principal balance under the $75.0 million secured debt facility with Credit Suisse. The Company expects to incur fees and prepayment penalties as well as the expensing of the unamortized debt issue costs relating to this repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion contained in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” and Item 1A., “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We maintain a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”),  registered in Peru through our wholly-owned subsidiary BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership, and its subsidiary BPZ Energy, LLC, a Texas limited liability company.  Currently, we, through BPZ E&P, have exclusive rights and license contracts for oil and gas exploration and production covering a total of approximately 2.2 million gross (1.9 million net) acres in four blocks in northwest Peru. Our license contracts cover 100% ownership of the following properties: 51% working interest in Block Z-1 (0.6 million gross acres), 100% working interest in Block XIX (0.5 million gross acres), 100% working interest in Block XXII (0.9 million gross acres) and 100% working interest in Block XXIII (0.2 million gross acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and the Blocks XXII and XXIII contracts were signed in November 2007.  Generally, according to the Organic Hydrocarbon Law No. 26221 and the regulations thereunder (the “Organic Hydrocarbon Law” or “Hydrocarbon Law”), the seven-year term for the exploration phase can be extended in each contract by an additional three years up to a maximum of ten years, provided that Perupetro S.A. (“Perupetro”), empowered to negotiate and enter into contracts for the exploration and exploitation of hydrocarbons on behalf of Peru in order to promote these activities in Peru, agrees to the extension and we comply with the minimum work programs and requirements of the exploration phase.  However, specific provisions of each license contract can vary the exploration phase of the contract as established by the Hydrocarbon Law.  The license contracts require us to conduct specified activities in the respective blocks during each exploration period in the exploration phase. If the exploration activities are successful, we may decide to enter the exploitation phase and our total contract term can extend up to 30 years for oil production and up to 40 years for gas production.  In the event a block contains both oil and gas, as is the case in our Block Z-1, the 40-year term may apply to oil production as well.

Additionally, through our wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we own a 10% non-operating net profits interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The agreement covering the property extends through May 2016.

            We are in the process of developing our Peruvian oil and gas resources.  We entered commercial production for Block Z-1 in November 2010 and produce and sell oil from the Corvina and Albacora fields under our current sales contracts.  We completed the installation of the new CX-15 platform in the Corvina field to continue the development of the field.  We are also appraising the potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1.  We received the required environmental permit for gas injection in Albacora on October 29, 2012.  Additionally, our activities in Peru include (i) analysis and evaluation of technical data on our properties, (ii) preparation of the development plans for the properties, (iii) meeting requirements under the license contracts, (iv) procuring equipment for an extended drilling campaign, (v) obtaining all necessary environmental, technical and operating permits, (vi) optimizing current production, (vii) conducting seismic surveys, (viii) and obtaining preliminary engineering and design of the power plant and gas processing facilities. From the time we began producing from the CX-11 platform in the Corvina field in November 2007 and the Albacora field in December 2009, through March 31, 2013, we have produced approximately 6.1 MMBbls of oil.

On December 14, 2012 Perupetro approved the terms of the amendment to the Block Z-1 license contract to recognize the sale of a 49% participating interest (“closing”), in offshore Block Z-1 to Pacific Rubiales Energy Corp. (“Pacific Rubiales”). Under the terms of the agreements signed on April 27, 2012, we (together with our subsidiaries) formed an unincorporated joint venture relationship with a Pacific Rubiales subsidiary, Pacific Stratus Energy S.A., to explore and develop the offshore Block Z-1 located in Peru. Pursuant to the agreements, Pacific Rubiales agreed to pay $150 million for a 49% participating interest in Block Z-1 and agreed to fund $185 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the Stock Purchase Agreement (“SPA”), January 1, 2012. On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Block Z-1 license contract.

At December 31, 2012, we had estimated net proved oil reserves of 16.4 MMBbls, of which 13.4 MMBbls were in the Corvina field and 3.0 MMBbls were from the Albacora field. Both fields are located in Block Z-1 offshore of northwest Peru.  Of our total proved reserves, 2.1 MMBbls (12.8%) are classified as proved developed reserves, which includes both proved developed producing and proved developed non-producing reserves from 12 gross (6.1 net) wells, and 14.3 MMBbls (87.2%) are classified as proved undeveloped reserves.  The process of estimating oil and natural gas reserves is complex and requires many assumptions that may turn out to be inaccurate.

Our current activities and related planning are focused on the following objectives:

•	Optimizing oil production in the Corvina field in Block Z-1;

•	Initiating an offshore drilling campaign for the new CX-15 platform;

•	Processing and analyzing the data from the three dimensional (“3-D”) seismic survey in Block Z-1 to guide further exploration and development activity within the block;

•	Transitioning the technical, including field, operations in Block Z-1 to our partner in the Block, Pacific Rubiales;

•	Continuing acquisition, processing and interpretation of seismic data both onshore and offshore to better understand the characteristic and potential of our properties;

•	Planning and permitting an on-shore drilling campaign to explore and appraise our properties and meet our applicable license requirements;

•	Identifying potential partners for our other operations; and

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

Our Business Plan

Our business plan is to enhance shareholder value through application of our knowledge of our targeted areas in Peru and to leverage management’s experience with the local suppliers and regulatory authorities to effectively and efficiently (i) identify and quantify the potential value of our oil and gas holdings in Peru; (ii) develop and increase production and cash flows from our identified holdings; (iii) create an additional revenue stream through implementation of our gas marketing strategy; and (iv) bring working interest partners into some or all of our Peruvian blocks to facilitate the exploration and development of these blocks.

Our focus is to reappraise and develop properties that we control under license agreements in northwest Peru that have been explored by other companies that have reservoirs that appear to contain commercially productive quantities of oil and gas, as well as other areas that have geological formations that we believe potentially contain commercial amounts of hydrocarbons.

Our management team has extensive engineering, geological, geophysical, technical and operational experience and knowledge of oil and gas operations throughout Latin America and, in particular, Peru.

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

In the near term, management is focused on preparatory work for commencing drilling operations from the new platform, the CX-15, utilizing the results of the 1,600 square kilometers (“km”) of 3-D seismic survey in Block Z-1 to optimize our future activities in that location, and optimizing current production through workover activities at our current producing locations.  At our onshore locations we are in the process of obtaining the necessary permits to continue exploration activities utilizing our 3-D seismic data acquired in 2011, and focusing on maximizing the value of the acreage we hold for exploration through possible joint ventures.

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

In addition, our business plan includes a gas-to-power project as part of our overall gas marketing strategy, which entails the installation of 10 miles of gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple cycle electric generating plant. The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 420 MW of power. We currently plan to wholly- or partially-own this power generation facility. The gas-to-power project is planned to generate a revenue stream by creating a market for the non-associated gas discovered in our Corvina field that is currently shut-in.  This project has not yet been financed and we continue to consider the best alternatives for the project. Meanwhile, we have obtained certain permits and are in the process of obtaining additional permits to move forward with the project.

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

Block Z-1

Divestiture

On April 27, 2012, we and Pacific Rubiales executed a SPA under which we formed an unincorporated joint venture with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest, including reserves, in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012.  In order to finalize the joint venture, Peruvian governmental approvals are needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract. Until the required approvals are obtained, Pacific Rubiales had a $65.0 million down payment on the purchase price and other funds which we initially accounted for as loans to continue to fund our Block Z-1 capital and exploratory activities.  These amounts were reflected as long-term debt prior to the completion of the contractual arrangements.

 On December 14, 2012, Perupetro approved the terms of the amendment to the Block Z-1 license contract to recognize the sale of a 49% participating interest, in offshore Block Z-1 to Pacific Rubiales. We and Pacific Rubiales waived and modified certain contract conditions in order to close the transaction. On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Block Z-1 license contract.

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

The transaction provided for an adjustment based upon the collection of revenues ($56.1 million) and the payment of expenses ($32.6 million) and income taxes ($5.2 million) attributable to the properties that took place after the effective date of January 1, 2012 and prior to the closing, which was effective on December 14, 2012.  These amounts were considered settled by adjusting down by $18.3 million the unused portion of the agreed funding of $185.0 million by Pacific Rubiales for our share of capital and exploratory expenditures in Block Z-1 (“carry amount”).  At March 31, 2013 and December 31, 2012, the carry amount was $114.7 million and $126.3 million, respectively.

At March 31, 2013 and December 31, 2012, we reflected $19.9 million as other current liabilities and $20.8 million as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012.  This amount will be settled by us and Pacific Rubiales under the terms of the SPA.

Corvina Field

We originally began producing oil from the CX-11 platform, located in the Corvina field within the offshore Block Z-1 in northwest Peru, under a well testing program that started on November 1, 2007.  The Corvina field was placed into commercial production on November 30, 2010.  The Corvina field consists of approximately 47,000 acres in water depths of less than 300 feet.  We have completed a total of nine gross (4.6 net) oil wells, the CX11-23D, the CX11-22D, the CX11-17D, the CX11-19D, the CX11-15D, the CX11-21XD, the CX11-20XD, the CX11-18XD and the CX11-14D wells, some of which are currently being used as gas injection and/or water injection wells.  Produced oil is kept in production inventory until such time that it is delivered to the refinery.  The oil is delivered by vessel to storage tanks at the refinery in Talara, owned by the Peruvian national oil company, Petroleos del Peru – PETROPERU S.A., which is located 70 miles south of the platform.

Corvina's CX-11 platform is currently undergoing a six-well workover program that began in the third quarter of 2012 at an estimated cost of $12 million to optimize production. The workover program, among other objectives, is intended to correct a mechanical problem in one of the two active CX-11 reinjection wells that is affecting the performance of two oil producing wells. This mechanical problem started in early July 2012, and had reduced the field's production to approximately 2,000 bopd. This workover program began in August 2012 and the work on the CX11-19D well was successful in decreasing gas production and allowing improved oil production rates.  At March 31, 2013, Corvina net oil production was approximately 1,122 bopd (gross 2,200 bopd).  The CX-11 workover program was affected by the delays in the pipe laying project in Corvina related to barge logistics and resumed in February 2013.  The Petrex-10 workover rig was working on the CX11-14D well at March 31, 2013.

The CX-15 platform was anchored in the West Corvina field, one mile south of the existing CX-11 platform, in the second half of September 2012. On November 8, 2012, we received an environmental permit from the Direccion General de Asuntos Ambientales Energeticos (“DGAAE”) allowing us to begin the drilling and subsequent operation of all production and injection facilities on the new CX-15 platform at the Corvina field.  We are installing three pipelines between the two Corvina platforms and one pipeline from the CX-15 platform to the discharge manifold for the floating storage and offloading vessel.  We experienced difficulties with the installation of these pipelines due to mechanical issues with the pipe laying barge and unexpected strong deep currents in the area that significantly delayed divers from completing key tasks during the pipe laying project.

The platform monitoring and control system modifications necessary to facilitate operation of the CX-15 platform before new drilling can begin are being worked on by us and our Block Z-1 partner.  Temporary equipment is tracking platform response to weather and ocean conditions as well as draft, while engineering and installation of the modified onboard monitoring and control system is completed.  As a precaution, an anchoring system currently under construction in Peru will be installed to provide redundancy to the spud can, which anchors the platform.

Further, we are working on installing a Lease Automatic Custody Transfer (“LACT”) unit at the Corvina field to meet the agreed date to comply with applicable regulations.  We expect to install the LACT unit in the second quarter of 2013 on a floating storage and offloading vessel.

Many of the Corvina oil wells have seen initial production decline rates of approximately 50% during the first year of production before stabilizing. Although each of the Corvina wells has declined differently, partly due to the fact that these wells were completed in different zones and some of the wells encountered mechanical problems, they have all initially shown typical solution gas drive behavior which can lead to significant production declines during the first year before leveling off to sustainable rates.  We believe these results are influenced by technical/mechanical problems encountered with our initial wells, including unintentional production from intervals in the gas cap; however, it is possible we will see similar production declines with new Corvina wells. The representative rates of production decline remain to be determined because the effective production mechanism in the Corvina field has yet to be fully understood, although we believe that our recent initiation of gas reinjection into the gas cap is helping to slow production decline rates. Further, our ability to produce indicated reserves in Corvina depends on our ability to finance our continued operations and get our produced oil to market.  Any failure in meeting these requirements could negatively affect our indicated reserves and their value as reported under the Securities and Exchange Commission (“SEC”) rules. Therefore, in the evaluation of reserves, we attempt to account for all possible delays we can reasonably predict and their impact on the production forecast and remaining reserves to be produced.

Albacora Field

The Albacora field is located in the northern part of our offshore Block Z-1 in northwest Peru.  The current area of interest within the Albacora field is located in water depths of less than 200 feet. We currently have completed a total of four gross (2.0 net) oil wells.  We had been producing oil from the Albacora field from December 2009 through late October 2012 under various extended well testing permits.

Installation of the Albacora gas and water reinjection equipment was completed and the equipment was ready for reinjection start up early in the first quarter of 2012.  We received the required environmental permit for gas injection on October 29, 2012.  The Albacora field is no longer subject to an extended well testing program, and the gas and water reinjection equipment is operating in a routine manner now.

Block Z-1 Seismic

In addition, we completed the 3-D seismic survey of the area to assess our prospects before conducting further drilling operations, as well as to comply with our exploration commitments under our license contract. On November 3, 2011, we received the environmental permit to acquire approximately 1,600 square kms of 3-D seismic data in our offshore Block Z-1 that was granted by the DGAAE.  The seismic survey began in the first quarter of 2012.  A second seismic boat was contracted to acquire the remaining areas where the CGGVeritas Vantage vessel was unable to safely navigate.  Processing the seismic data acquired to date is underway by Fugro Seismic Services.  The 3-D seismic acquisition on the remaining areas of Block Z-1 commenced in September 2012, with completion in February 2013.

The joint technical team continues to interpret the available Block Z-1 3-D seismic data.

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

Block XXII

As a result of the 258 kms of 2-D seismic survey completed in 2011, three prospects and one lead have been defined.  Evaluation continues and we expect to develop a detailed assessment of each prospect in order to define their technical merit and risk to determine their exploration potential. We plan to conduct an additional 2-D seismic program in 2013, after receipt of the necessary environmental permits.

We have notified Perupetro that the commitment for the second exploration period will be the drilling of one well.  The timing of the actual drilling will depend on approval of the environmental permit, which is currently being prepared, and subsequent receipt of the necessary ancillary permits.  Drilling on Block XXII is expected no earlier than 2014.

Block XXIII

For Block XXIII, in 2011 we acquired approximately 370 square kms of 3-D seismic data and 312 kms of 2-D seismic data which included certain areas of interest within the Palo Santo region and four other prospects that are a part of the Mancora gas play.  The processing of the 3-D and 2-D data of the Block has been completed and is currently being evaluated.

The environmental permits for the drilling of several prospects identified by the 2-D and 3-D seismic data acquired in 2011 on Block XXIII was approved in January 2013.  We have also requested approval for new locations from the DGAAE.

We are now in the second exploration period.  Drilling on Block XXIII is expected during the second half of 2013, pending the approval of the DGAAE.

The data room for Block XXIII has been open, with Credit Suisse Securities (USA) LLC managing the formal process to find a joint venture partner for this onshore block. Interested partners have been reviewing the data.

Gas-to-Power Project

Our gas-to-power project entails the planned installation of an approximately 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and a 135 megawatt MW net simple-cycle power generation facility.  The proposed power plant site is located adjacent to an existing substation near Zorritos and a 220 kilovolt transmission line which, after the Peruvian government completes its expansion, is expected to be capable of handling up to 420 MW of power.  The existing substation and transmission lines are owned and operated by third parties.

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

Results of Operations

The following table sets forth revenues and operating expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Increase/ (Decrease)
	(in thousands except per bbl information)
Net sales volume:
Oil (MBbls)	129	334	(205)

Net revenue:
Oil revenue, net	$13,281	$36,475	$(23,194)
Other revenue	31	78	(47)
Total net revenue	13,312	36,553	(23,241)

Average sales price (approximately):
Oil (per Bbl)	$103.27	$109.15	$(5.88)

Operating and administrative expenses:
Lease operating expense	6,673	11,368	(4,695)
General and administrative expense	5,475	6,200	(725)
Geological, geophysical and engineering expense	358	25,221	(24,863)
Depreciation, depletion and amortization expense	6,904	11,506	(4,602)
Standby costs	1,143	1,190	(47)
Total operating and administrative expenses	$20,553	$55,485	$(34,932)

Operating loss	$(7,241)	$(18,932)	$11,691

Net Oil Revenue

For the three months ended March 31, 2013, our net oil revenue decreased by $23.2 million to $13.3 million from $36.5 million for the same period in 2012.  The decrease in net oil revenue is due to: (1) a decrease in the amount of oil sold of 205 MBbls and (2) a decrease of $5.88, or 5.4%, in the average per barrel sales price received. Total sales for the three months ended March 31, 2013 were 129 MBbls compared to 334 MBbls for the same period in 2012.

The decrease in amount of oil sold is primarily due to the December 2012 sale of a 49% participating interest in Block Z-1 to Pacific Rubiales (164 MBbls).

The price/volume analysis is as follows:

Three Months Ended March 31,
(in thousands)
2012 Oil revenue, net	$36,475
Changes associated with sales volumes	(22,438)
Changes associated with prices	(756)
2013 Oil revenue, net	$13,281

For the three months ended March 31, 2013, we had consistent oil production from seven gross (3.6 net) producing wells, and intermittent production from two gross (1.0 net) wells.  During the same period in 2012, we had consistent oil production from eight (gross and net) producing wells and intermittent production from three (gross and net) wells.  Total oil production for the three months ended March 31, 2013 was 134 MBbls compared to 353 MBbls for the same period in 2012.

On a pro forma basis, our production for the three months ended March 31, 2012 would have been 180 MBbls, assuming the sale of the 49% participating interest in Block Z-1 had closed on January 1, 2012.

The decrease in oil production is due to the December 2012 sale of a 49% participating interest in Block Z-1 to Pacific Rubiales (173 MBbls), higher than expected decline rates in oil production in the Corvina field, and lower oil production from the Albacora field.

The revenues above are reported net of royalties owed to the government of Peru.  Royalties are assessed by Perupetro as stipulated in the Block Z-1 License Contract based on production levels.

The following table is the amount of royalty costs of approximately 5% of gross revenues for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Royalty costs	$706	$2,055
	$706	$2,055

Other Revenue

For the three months ended March 31, 2013, other revenue decreased $0.1 million to $0.0 million from $0.1 million for the same period in 2012.

Lease Operating Expense

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities, as well as crude oil transportation and inventory changes.  These costs include, among others, workover expenses, maintenance and repair expenses, operator fees, processing fees, insurance and transportation expenses.

For the three months ended March 31, 2013, lease operating expenses decreased by $4.7 million to $6.7 million ($51.89 per Bbl) from $11.4 million ($34.02 per Bbl) for the same period in 2012.  The decrease of $4.7 million in lease operating expenses is due to decreased repairs and maintenance expenses of $2.3 million (approximately $1.6 million of the decrease is due to the sale of the 49% participating interest in Block Z-1 in December 2012), decreased crude oil transportation expense of $1.9 million (approximately $1.4 million of the decrease is due to the sale of the 49% participating interest in Block Z-1 in December 2012), decreased salary expense of $0.5 million, decreased contract services expense of $0.5 million and decreased other lease operating expenses of $1.5 million (approximately $1.9 million of the decrease is due to the sale of the 49% participating interest in Block Z-1 in December 2012).  Partially offsetting these decreases is increased workover expense of $2.0 million.

The following details the significant items contributing to the decrease of $4.7 million for the three months ended March 31, 2013 compared to March 31, 2012:

Repairs and maintenance: For the three months ended March 31, 2013, repairs and maintenance expense decreased $2.3 million compared to the same period in the prior year.  The decrease in repairs and maintenance expense is primarily due to lower repairs and maintenance expense on vessel support services and the sale of a 49% participating interest in Block Z-1 in December 2012 of approximately $1.6 million.

Crude oil transportation: For the three months ended March 31, 2013, crude oil transportation expense decreased $1.9 million compared to the same period in the prior year.  The decrease in crude oil transportation expense is primarily due to the sale of a 49% participating interest in Block Z-1 in December 2012 of approximately $1.4 million and lower sales volume for the period ended March 31, 2013, compared to the same period last year.

Workover:  For the three months ended March 31, 2013, workover expense increased $2.0 million compared to the same period in the prior year.  The increase in workover expense is due to one major workover performed during the three month ended March 31, 2013, compared to no workovers for the same period in 2012.

General and Administrative Expense

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the three months ended March 31, 2013, general and administrative expenses decreased by $0.7 million to $5.5 million from $6.2 million for the same period in 2012.  Stock-based compensation expense, a subset of general and administrative expenses, was $0.7 million for the three months ended March 31, 2013 and for the same period in 2012.  Other general and administrative expenses decreased $0.7 million to $4.8 million from $5.5 million for the same period in 2012.  The $0.7 million decrease is due to lower legal costs of $0.2 million and lower other general and administrative expenses of $0.5 million.

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

For the three months ended March 31, 2013, geological, geophysical and engineering expenses decreased $24.8 million to $0.4 million compared to $25.2 million for the same period in 2012.  The decrease is due to decreased seismic acquisition activity associated with our seismic data acquisition plan for Block Z-1 in 2013 and funding of seismic expenses in Block Z-1 by Pacific Rubiales, compared to our seismic data acquisition plan for Block Z-1 in 2012.

Depreciation, Depletion and Amortization Expense

For the three months ended March 31, 2013, depreciation, depletion and amortization expense decreased $4.6 million to $6.9 million from $11.5 million for the same period in 2012.

For the three months ended March 31, 2013, depletion expense decreased $3.5 million to $4.6 million from $8.1 million during the same period in 2012.  The decrease is primarily due to lower production in the Corvina and Albacora fields in 2013 due to the sale of a 49% participating interest in the Block Z-1 license contract in December 2012. We now own a 51% participating interest in Block Z-1.

For the three months ended March 31, 2013, depreciation expense decreased $1.1 million to $2.3 million compared to $3.4 million for the same period in 2012. The decrease is primarily due to assets included in the sale of a 49% participating interest in the Block Z-1 license contract in December 2012 and the change in estimate in depreciating producing equipment to the unit-of-production method from a straight-line five-year life, partially offset by a change in useful life, as a result of new laws, of two vessels used in Marine operations that is contributing an additional $0.6 million of depreciation expense per quarter beginning in the third quarter of 2012 and is expected to continue through December 2014.

Standby Costs

For the three months ended March 31, 2013, standby costs decreased $0.1 million to $1.1 million from $1.2 million for the same period in 2012.  During the three months ended March 31, 2013 we had the Petrex-10 workover rig either partially or fully on standby for two months, and the Petrex-28 rig, to be used for drilling on the CX-15 platform, either partially or fully on standby for two months.  During the three months ended March 31, 2012, we had one rig, the Petrex-18, on standby for approximately three months.

Other Income (Expense)

Other income (expense) includes non-operating income items.  These items include interest expense and income, loss on the extinguishment of debt, gains or losses on foreign currency transactions, income and amortization related to the investment in our Ecuador property as well as gains or losses on derivative financial instruments.  For the three months ended March 31, 2013, total other expense decreased $7.5 million to $5.2 million compared to $12.7 million during the same period in 2012. The change is due primarily to the following:

Interest expense: For the three months ended March 31, 2013, we recognized approximately $4.3 million of net interest expense, which includes $6.9 million of interest expense debt reduced by $2.6 million of capitalized interest expense.  For the same period in 2012, we recognized $6.2 million in net interest expense, which included $9.2 million of interest expense reduced by $3.0 million of capitalized interest.  The decrease of $1.9 million in net interest expense is due to lower interest expense of $2.3 million resulting from a lower average of interest bearing debt outstanding between the two periods due to the $40.0 million principal debt prepayment made in May 2012 and scheduled principal repayments since March 2012.

Loss on derivatives: In connection with obtaining the $40.0 million and $75.0 million secured debt facilities in January and July 2011, respectively, we entered into Performance Based Arranger Fees that we are accounting for as embedded derivatives.  As a result of the fair value measurement at March 31, 2013 and 2012, respectively, from the measurement at January 1, 2013 and January 1, 2012, respectively, the loss associated with the embedded derivatives decreased $5.9 million to a $0.5 million loss for the three months ended March 31, 2013 from a $6.4 million loss for the same period in 2012.

Income Taxes

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31,
	2013	2012
Income (loss) before income taxes:	(in thousands)
United States	$(3,650)	$(8,791)
Foreign	(8,804)	(22,810)
	$(12,454)	$(31,601)

Income tax expense (benefit):
United States	$990	$410
Foreign	(660)	(4,720)
	$330	$(4,310)

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

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations.  We did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2013 or 2012, respectively.  We did not have any uncertain tax positions generated from unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of March 31, 2013 or December 31, 2012.

Net Income (Loss)

For the three months ended March 31, 2013, our net loss decreased $14.5 million to a net loss of $12.8 million or ($0.11) per basic and diluted share from net loss of $27.3 million or ($0.24) per basic and diluted share for the same period in 2012.

Liquidity, Capital Resources and Capital Expenditures

At March 31, 2013, we had cash and cash equivalents of $63.0 million, an accounts receivable balance of $45.6 million and working capital of $54.1 million.

At March 31, 2013, we had trade accounts payable and accrued liabilities of $63.7 million.

At March 31, 2013, our outstanding debt consisted of 2015 Convertible Notes whose net amount of $155.3 million includes the $170.9 million of principal reduced by $15.6 million of the remaining unamortized discount, $29.1 million outstanding under the $40.0 million secured debt facility and $33.0 million outstanding under the $75.0 million secured debt facility. At March 31, 2013 the balance in the debt service reserves accounts for the $40.0 million secured debt facility and the $75.0 million secured debt facility was $29.1 million and $33.0 million, respectively. At March 31, 2013, the current and long-term portions of our long-term debt were $24.6 million and $192.8 million, respectively.

	For the Three Months Ended March 31,
Cash Flows	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(14,512)	$(2,614)
Investing activities	2,474	(22,448)
Financing activities	(8,476)	(206)

Operating Activities

Cash used in operating activities increased by $11.9 million to a use of cash of $14.5 million for the three months ended March 31, 2013 from a use of cash of $2.6 million for the same period in 2012.  The change in cash flows before changes in operating assets and liabilities increased $6.6 million due to lower geological, geophysical and engineering expense, as well as the impact of lower lease operating expenses and lower other costs.  Changes in cash flow as a result of changes in operating assets and liabilities provided an increase in the use of cash of $18.5 million.  The increase in the use of cash is due to changes in assets (primarily accounts receivable of $19.3 million mainly related to amounts from our Block Z-1 joint venture partner) providing a use of cash of $15.8 million. Also, the changes in liabilities (primarily accrued liabilities) provided a use of cash of $2.7 million.

Investing Activities

Net cash provided by investing activities increased by $24.9 million to $2.5 million for the three months ended March 31, 2013 from a use of cash of $22.4 million for the same period in 2012.  The increase in cash provided by investing activities is due to decreased capital expenditures of $19.6 million, primarily due to our funding of capital expenditures for Block Z-1 provided by Pacific Rubiales under the carry agreement, and a change in restricted cash of $6.3 million that was partially offset by the purchase of investment securities of $1.0 million.

2013 Capital Expenditures

During the three months ended March 31, 2013, we incurred capital expenditures of approximately $2.9 million primarily associated with our development of gas-fired power generation of electricity for sale in Peru.

We added approximately $1.7 million of costs to the power plant, which primarily consisted of capitalized interest, and incurred approximately $1.2 million related to other capitalized costs.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012.  Pursuant to the carry agreement, Pacific Rubiales provided funding for capital expenditures for Block Z-1 of $14.2 million for the three months ended March 31, 2013.  These capital expenditures were primarily related to the costs incurred in the design, fabrication, installation and pipeline connections related to the CX-15 platform of approximately $7.2 and approximately $6.2 million related to the CX-15 development drilling program.

Financing Activities

Cash used in financing activities increased by $8.3 million to a use of cash of $8.5 million for the three months ended March 31, 2013, compared to a use of cash of $0.2 million for the same period in 2012. The increase in cash used in financing activities is due to higher repayments of borrowings of $6.9 million in 2013 compared to 2012 and higher debt issue costs and other of $1.4 million in 2013.

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

Debt

At March 31, 2013 and December 31, 2012, debt consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)

$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($15.6) million at March 31, 2013 and ($17.4) million at December 31, 2012	$155,270	$153,479
$75.0 million Secured Debt Facility, 3-month LIBOR plus 9%, due July 2015	33,000	35,000
$40.0 million Secured Debt Facility, 3-month LIBOR plus 8%, due January 2015	29,091	32,727
	217,361	221,206
Less: Current maturity of long-term debt	24,546	24,046
Long-term debt, net	$192,815	$197,160

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

Holders may convert their 2015 Convertible Notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date under any of the following circumstances:

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

The following table is the estimated remaining cash payments, including interest payments related to the 2015 Convertible Notes, assuming no conversion (in thousands):

Year
2013	$5,556
2014	11,111
2015	176,493
Total estimated remaining cash payments related to the 2015 Convertible Notes	$193,160

We evaluated the 2015 Convertible Notes agreement for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”.  Therefore, no additional amounts have been recorded for those items.

As of March 31, 2013, the net amount of $155.3 million includes the $170.9 million of principal reduced by $15.6 million of the remaining unamortized discount.  The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs.  The remaining unamortized discount of $15.6 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At March 31, 2013, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into approximately 28.9 million shares of common stock.  As of March 31, 2013, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of our common stock at March 31, 2013, $2.27 per share, is less than the conversion price.

For the three months ended March 31, 2013, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.6%.

The following table is the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest expense related to the contractual interest coupon	$2,778	$2,778
Amortization of debt discount expense	1,791	1,595
Amortization of debt issue costs	245	235
Interest expense related to the 2015 Convertible Notes	$4,814	$4,608

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

As a result of the prepayment and amendment during the second quarter of 2012, we incurred $5.8 million of fees and prepayment penalties and $1.1 million of debt issue costs. The $5.8 million in fees and prepayment penalties were recognized as a “Loss on extinguishment of debt” in the consolidated statement of operations, of which 25% was paid at the time of the amendment and prepayment and 25% was paid at the time of each of the next three quarterly interest payment dates ending in January 2013. Approximately $1.5 million of the remaining $2.8 million of unamortized debt issue costs associated with the initial loan was expensed as a “Loss on extinguishment of debt” in the consolidated statement of operations when we prepaid $40.0 million of principal.  The $1.1 million of new debt issue costs was combined with the remaining $1.3 million of unamortized debt issue costs and will be amortized over the amended term, ending in July 2015, using the effective interest method.  For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

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

The $75.0 million secured debt facility requires us to establish and maintain a debt service reserve account during the term of the debt facility. At March 31, 2013, the debt service reserve account was fully funded for the outstanding principal balance of $33.0 million. For further information regarding the debt service reserve account and its requirements, see Note-9, “Restricted Cash and Performance Bonds.”

The $75.0 million secured debt facility is secured by (i) 51% of BPZ E&P’s Block Z-1 property on the northwest coast of Peru, (ii) 51% of the wellhead oil production of Block Z-1, (iii) 51% of BPZ E&P’s rights, title and interests under the Block Z-1 License Contract, as amended and assigned, with Perupetro, (iv) a collection account (including BPZ E&P’s deposits and investments), (v) 51% of BPZ E&P’s right, title and interests under current and future contracts in connection with the sale of crude oil and/or gas produced and sold at Block Z-1, together with related receivables, (vi)  BPZ E&P’s Capital Stock, (vii) a debt service reserve account, and (viii) certain other property that is subject to a lien in favor of Credit Suisse. We and our subsidiary, BPZ Energy LLC, also agreed to unconditionally guarantee the remaining portion of the $75.0 million secured debt facility.

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

The $75.0 million secured debt facility, as amended, contains covenants that limit our ability to, among other things, incur additional debt other than the Pacific Rubiales loans, create certain liens, enter into transactions with affiliates, pay dividends on or repurchase our stock of the Company or our subsidiaries, sell assets other than to Pacific Rubiales or merge with another entity.  In addition, we must complete certain projects in the Corvina and Albacora offshore fields in Block Z-1 by certain scheduled dates.  The $75.0 million secured debt facility, as amended, also contains customary financial covenants, including (i) a maximum consolidated leverage ratio, (ii) a minimum consolidated interest coverage ratio, (iii) a maximum capitalization ratio, (iv) a minimum oil production quota per quarter, (v) a minimum debt service coverage ratio, (vi) a minimum proved developed producing reserves coverage ratio, (vii) a maximum indebtedness, and (viii) a minimum liquidity ratio.  On March 8, 2013, for the quarter ending March 31, 2013, we obtained a waiver from Credit Suisse relating to our minimum oil production and the date for first production from the CX-15 platform.  In addition, on May 6, 2013, we obtained a waiver from Credit Suisse relating to the date for first production from the CX-15 platform.  We were in compliance with these revised financial covenants at March 31, 2013.

The $75.0 million secured debt facility, as amended, provides for events of default customary for facilities of this type, the occurrence and continuation of which could result in the acceleration of amounts due under the facility. In addition, the $75.0 million secured debt facility provides that BPZ E&P has the right, at any time, to prepay the loans in whole, but not in part, subject to certain conditions, and sets forth certain conditions for mandatory prepayments of the loan.

The following table is the estimated remaining cash payments related to the $75.0 million secured debt facility, as amended, and excluding potential payments for the Performance Based Arranger Fee but including interest payments (in thousands). Currently the principal component would be paid via release of the corresponding cash from the debt service reserve account.

Year
2013	$9,743
2014	14,096
2015	14,162
Total estimated remaining cash payments related to the $75.0 million secured debt facility	$38,001

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

The $40.0 million secured debt facility, as amended, provides for ongoing fees payable to Credit Suisse including a Performance Based Arranger Fee.    For further information on the Performance Based Arranger Fee, see Note-11, “Derivative Financial Instruments” and Note-13, “Fair Value Measurements and Disclosures.”

The $40.0 million secured debt facility is secured, in part, by three LM6000 gas-fired packaged power units (approximately $75.7 million) that were purchased by us from GE through our power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. The $40.0 million secured debt financing is also secured by certain other equipment and property pledged in favor of Credit Suisse and Credit Suisse International.  We and our subsidiary, BPZ E&P, also agreed to unconditionally guarantee the $40.0 million secured debt facility on an unsecured basis.

The $40.0 million secured debt facility requires us to establish and maintain a debt service reserve account during the term of the facility. At March 31, 2013, the debt service reserve account was fully funded for the outstanding principal balance of $29.1 million. For further information regarding the debt service reserve account and its requirements, see Note-9, “Restricted Cash and Performance Bonds.”

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

The amended $40.0 million secured debt facility subjects us to various financial covenants calculated as of the last day of each quarter, including a maximum leverage ratio, a minimum consolidated interest coverage ratio, a maximum consolidated capitalization ratio and minimum oil production quota per quarter.  On March 8, 2013, for the quarter ending March 31, 2013, we obtained a waiver from Credit Suisse relating its minimum oil production.  We were in compliance with these revised financial covenants at March 31, 2013.

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

Year
2013	$12,495
2014	15,602
2015	3,712
Total estimated remaining cash payments related to the $40.0 million secured debt facility	$31,809

Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Performance bonds totaling $5.7 million for properties in Peru	$3,460	$3,338
Insurance bonds for import duties related to a construction vessel	64	825
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	250	259
$75.0 million secured debt facility	33,000	35,000
$40.0 million secured debt facility	29,091	32,727
Unsecured performance bond totaling $0.2 million for office lease agreement	-	-
Restricted cash	$66,515	$72,799

Current portion of restricted cash as of the end of the period	$24,860	$25,129

Long-term portion of restricted cash as of the end of the period	$41,655	$47,670

The $75.0 million secured debt facility we entered into in July 2011 required us to establish a $2.5 million debt service reserve account during the first 15 months the debt facility was outstanding.  After the first 15-month period, we are required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date.  The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $75.0 million secured debt facility in the amount of outstanding principal.  The restricted cash related to the current and non-current portion of the $75.0 million secured debt financing was $10.0 million and $33.0 million, respectively, at March 31, 2013.  The restricted cash related to the current and non-current portion of the $75.0 million secured debt financing was $9.5 million and $25.5 million, respectively, at December 31, 2012.

The $40.0 million secured debt facility we entered into in January 2011 required us to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, we must maintain a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date.  The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $40.0 million secured debt facility in the amount of outstanding principal.  The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $14.6 million and $14.5 million, respectively, at March 31, 2013.  The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $14.5 million and $18.2 million, respectively, at December 31, 2012.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, credit agreements, legal requirements or rental practices.

Liquidity Outlook

             Our major sources of funding to date have been oil sales, equity and debt financing activities and asset sales.  With our current cash balance, current and prospective Corvina and Albacora oil development cash flow and the carry amount funding related to the 49% participating interest in Block Z-1 (See Divestiture above for additional details on the joint venture), we believe we will have sufficient capital resources to execute our planned Corvina and Albacora oil development projects and our initial onshore projects as well as service our current obligations.

On April 27, 2012, we and Pacific Rubiales executed a SPA under which we formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru, and Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1.  Pursuant to the SPA, Pacific Rubiales agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012. The transaction provided for certain sale adjustments based upon the collection of revenues, the payment of expenses and income taxes attributable to the properties that took place after an effective date of January 1, 2012 and prior to the closing which was effective on December 14, 2012.  These amounts were considered settled by adjusting down the unused portion of the agreed funding amount of $185.0 million. At March 31, 2013, based on our share of 2013 Block Z-1 capital and exploratory expenditures credited against the carry amount, and the sale adjustments, the carry amount available for our portion of future capital and exploratory expenditures in Block Z-1 was $114.7 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which are generally established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Estimates

In our annual report on Form 10-K for the year ended December 31, 2012, we identified our most critical accounting policies. In preparing the consolidated financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are the most critical in nature which are related to oil reserves, successful efforts method of accounting, revenue recognition, impairment of long-lived assets, future dismantlement, restoration, and abandonment costs, derivative instruments, income taxes, as well as stock-based compensation.  Our estimates are based on historical experience and on our future expectations that we believe are reasonable.  Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements, and the disclosure of contingent assets and liabilities. Actual results are likely to differ from our current estimates and those differences may be material.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business:  market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, satisfaction of well testing period requirements, successful installation of required permanent processing facilities, receipt of all required permits, successful completion and installation of new drilling platforms, successful installation and operation of the new turbines, availability of capital resources, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to our Company is included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Additionally, our joint venture partner in Block Z-1, Pacific Rubiales, is a Canadian public company that is not listed on a U.S. stock exchange, but is listed on the Toronto (TSX), Bolsa de Valores de Colombia (BVC) and BOVESPA stock exchanges.  As such, Pacific Rubiales may be subject to different disclosure requirements than us.  While Pacific Rubiales is subject to various confidentiality requirements regarding us, information concerning us, such as information concerning energy reserves, may be released by Pacific Rubiales outside of our control and may be released in a format different from the format we use to disclose such information, in compliance with SEC and other U.S. regulatory requirements.

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

Interest Rate Risk

As of March 31, 2013, we had long-term debt of approximately $192.8 million and $24.6 million of current maturities of long-term debt.

The $75.0 million secured debt facility, which at March 31, 2013 had $33.0 million outstanding, is variable rate debt that exposes us to the risk of increased interest expense in the event of increases in short-term interest rates.  If the variable interest rate were to increase by 1% from the rate at inception, interest expense would increase by approximately $0.3 million annually.  The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

The $40.0 million secured debt facility, which at March 31, 2013 had $29.1 million outstanding, is variable rate debt that exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from the rate at inception, interest expense would increase by approximately $0.2 million annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

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

The fair value of our 6.5% 2015 Convertible Notes as compared to the carrying value at March 31, 2013 and December 31, 2012, was as follows:

	March 31, 2013		December 31, 2012

	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
	(in thousands)		(in thousands)
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($15.6) million at March 31, 2013 and ($17.4) million at December 31, 2012	$155,270	$144,870	$153,479	$147,861

(1)
We estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $144.9 million and $147.9 million at March 31, 2013 and December 31, 2012, respectively, based on observed market prices for the same or similar type of debt issues.

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

With respect to our planned electricity generation business, the price we can obtain from the sale of electricity through our proposed power plant may not rise at the same rate, or may not rise at all, to match a rise in the cost of production and transportation of our gas reserves which will be used to generate the electricity.  Prices for electricity in Peru have been volatile in the past and may be volatile in the future.  However, gas prices for gas sourced in Peru are regulated and therefore not volatile.

Foreign Currency Exchange Rate Risk

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador.  Ecuador has adopted the U.S. Dollar as its official currency.  Peru, however, uses its local currency, the Nuevo Sol, in addition to the U.S. Dollar, and therefore, our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation in that country.  Transaction differences have been nominal to-date but are expected to increase as our activities in Peru continue to escalate.  For the three months ended March 31, 2013 and 2012, exchange rate gains and losses were not material.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note-19, “Legal Proceedings,” of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Item 3. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of legal proceedings, which are incorporated into this Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

There are no material changes in our risk factors as previously described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6. Exhibits

10.1
Waiver dated as of May 6, 2013, with respect to that certain $75,000,000 Credit Agreement, dated as of July 6, 2011 (as amended), by and among BPZ Exploración & Producción S.R.L., as borrower, BPZ Resources, Inc., BPZ Energy LLC, and Soluciones Energéticas S.R.L., as guarantors, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, Standard Bank PLC, as lender and mandated lead arranger, and Credit Suisse International, as lead arranger, dated as of July 6, 2011, filed herewith.

10.2	$40,000,000 Amended and Restated Credit Agreement, by and among Empresa Eléctrica Nueva Esperanza S.R.L., as borrower, BPZ Resources, Inc. and BPZ Exploración & Producción S.R.L., as guarantors, and the Lenders Party and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse International, as Arranger, dated as of May 9, 2013, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

101.INS	XBRL Instance Document. (Furnished herewith)

101.SCH	XBRL Schema Document. (Furnished herewith)

101.CAL	XBRL Calculation Linkbase Document. (Furnished herewith)

101.LAB	XBRL Label Linkbase Document. (Furnished herewith)

101.PRE	XBRL Presentation Linkbase Document. (Furnished herewith)

101.DEF	XBRL Definition Linkbase Document. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BPZ RESOURCES, INC.

Date: May 10, 2013	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director