Form 10-Q
period 2013-06-30
BPZ RESOURCES, INC.
filed 2013-08-09
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

As of July 31, 2013, there were 117,820,355 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$103,832	$83,540
Short-term investments	1,000	-
Accounts receivable	8,621	24,523
Income taxes receivable	1,842	-
Value-added tax receivable	14,817	20,569
Inventory	20,069	19,851
Restricted cash	5,010	25,129
Prepaid and other current assets	11,516	5,734
Total current assets	166,707	179,346

Property, equipment and construction in progress, net	228,239	238,557
Restricted cash	4,109	47,670
Other non-current assets	5,201	5,983
Investment in Ecuador property, net	551	632
Deferred tax asset	57,476	55,242
Total assets	$462,283	$527,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$40,675	$21,978
Accrued liabilities	19,154	34,013
Other liabilities	21,556	21,792
Current income taxes payable	-	10,460
Accrued interest payable	4,326	5,234
Derivative financial instruments	358	2,984
Current maturity of long-term debt	17,000	24,046
Total current liabilities	103,069	120,507
Asset retirement obligation	2,822	2,708
Other non-current liabilities	20,755	20,755
Long-term debt, net	180,132	197,160
Total long-term liabilities	203,709	220,623

Commitments and contingencies (Note 19 and 20)

Stockholders’ equity:
Preferred stock, no par value, 25,000 authorized; none issued and outstanding	-	-
Common stock, no par value, 250,000 authorized; 117,813 and 116,932 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	561,804	560,175
Accumulated deficit	(406,299)	(373,875)
Total stockholders’ equity	155,505	186,300
Total liabilities and stockholders’ equity	$462,283	$527,430

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenue:
Oil revenue, net	$12,776	$32,679	$26,057	$69,154
Other revenue	39	2	70	80

Total net revenue	12,815	32,681	26,127	69,234

Operating and administrative expenses:
Lease operating expense	8,102	12,694	14,775	24,062
General and administrative expense	6,451	9,347	11,926	15,547
Geological, geophysical and engineering expense	746	3,520	1,104	28,741
Depreciation, depletion and amortization expense	7,955	11,648	14,859	23,154
Standby costs	2,225	1,409	3,368	2,599
Other expense	-	756	-	756

Total operating and administrative expenses	25,479	39,374	46,032	94,859

Operating loss	(12,664)	(6,693)	(19,905)	(25,625)

Other income (expense):
Income (loss) from investment in Ecuador property, net	216	(47)	169	(94)
Interest expense, net	(4,280)	(4,080)	(8,578)	(10,290)
Loss on extinguishment of debt	(3,786)	(7,318)	(3,786)	(7,318)
Gain on derivatives	1,277	8,407	729	2,039
Interest income	38	7	47	10
Other expense	(818)	(198)	(1,147)	(245)

Total other expense, net	(7,353)	(3,229)	(12,566)	(15,898)

Loss before income taxes	(20,017)	(9,922)	(32,471)	(41,523)

Income tax benefit	(377)	(1,422)	(47)	(5,732)

Net loss	$(19,640)	$(8,500)	$(32,424)	$(35,791)

Basic net loss per share	$(0.17)	$(0.07)	$(0.28)	$(0.31)
Diluted net loss per share	$(0.17)	$(0.07)	$(0.28)	$(0.31)

Basic weighted average common shares outstanding	115,935	115,573	115,862	115,543
Diluted weighted average common shares outstanding	115,935	115,573	115,862	115,543

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(32,424)	$(35,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,603	1,420
Depreciation, depletion and amortization	14,859	23,154
Amortization of investment in Ecuador property	81	94
Deferred income taxes	(2,602)	(6,484)
Loss on extinguishment of debt	3,786	7,318
Amortization of discount and deferred financing fees	5,071	4,896
Unrealized gain on derivatives	(2,626)	(2,039)
Loss on retirement of assets	43	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	16,239	4,017
Decrease in value-added tax receivable	5,489	1,106
Increase in inventory	(236)	(1,397)
Increase in other assets	(5,770)	(3,479)
Increase in income taxes receivable	-	(18)
Increase (decrease) in accounts payable	18,696	(8,451)
Increase (decrease) in accrued liabilities	(11,802)	915
Decrease in income taxes payable	(11,932)	-
Decrease in other liabilities	(237)	(883)
Net cash used in operating activities	(1,762)	(15,622)

Cash flows from investing activities:
Property and equipment additions	(5,403)	(40,284)
Decrease in restricted cash	63,680	-
Purchase of investment securities	(1,000)	-
Net cash provided by (used in) investing activities	57,277	(40,284)

Cash flows from financing activities:
Borrowings	14,545	141,719
Repayments of borrowings	(46,139)	(44,735)
Deferred and other loan fees	(3,654)	(1,925)
Proceeds from sale of common stock, net	25	47
Net cash provided by (used in) financing activities	(35,223)	95,106

Net increase in cash and cash equivalents	20,292	39,200
Cash and cash equivalents at beginning of period	83,540	58,172
Cash and cash equivalents at end of period	$103,832	$97,372

Supplemental cash flow information:
Cash paid for:
Interest	$9,404	$13,171
Income tax	13,785	653
Non — cash items:
Depletion allocated to production inventory	18	797
Depreciation on support equipment capitalized to construction in progress	-	5
Reclassification of property and equipment to accounts receivable and accrued liabilities	952	-
Gain on capital lease repayment capitalized to property and equipment	-	180

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

Additionally, through its wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, the Company owns a 10% non-operating net profits interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement and operating agreement covering the property was extended in May 2013 from May 2016 through December 2029.

The Company is in the process of developing its Peruvian oil and natural gas resources.  The Company entered commercial production for the Block Z-1 in November 2010 and produces and sells oil from the Corvina and Albacora fields under the Company’s current sales contracts. The Company completed the installation of the new CX-15 platform in the Corvina field to continue the development of the field. In July 2013 the Company spudded the first development well from the new CX-15 platform. The Company is also appraising the potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1.

Additionally, the Company’s activities in Peru include (i) analysis and evaluation of technical data on its properties, (ii) preparation of the development plans for the properties, (iii) meeting requirements under the license contracts, (iv) procuring equipment for an extended drilling campaign, (v) obtaining all necessary environmental, technical and operating permits, (vi) optimizing current production, (vii) conducting seismic surveys and (viii) obtaining preliminary engineering and design of the power plant and gas processing and delivery facilities.

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

Recent Accounting Pronouncements

On August 22, 2012, the Securities and Exchange Commission (“SEC”) adopted rules mandated by the Dodd-Frank Act requiring entities who file reports with the SEC and commercially develop oil, natural gas or liquids (“resource extraction issuers”) to disclose certain payments made to the U.S. government and foreign governments. The rules provided guidance on the types of payments and information about payments that must be disclosed. The rules required a resource extraction issuer to disclose the information annually by filing a new form with the SEC (Form SD) no later than 150 days after the end of its fiscal year. A resource extraction issuer would have been required to comply with the new rules for fiscal years ending after September 30, 2013. As a result, beginning in 2014, the rules would have required the Company to annually provide information about the type and total amount of payments made for each project related to the commercial development of oil, natural gas, or minerals, and the type and total amount of payments made to each government. There would have been no impact on the Company's financial position and results of operations, but the new rules would have required additional disclosures in future filings.

However, on July 2, 2013, the District Court for the District of Columbia vacated the SEC’s rule requiring resource extraction issuers to disclose payments made to the U.S. government and foreign governments and has ordered the SEC to conduct further proceedings before enacting a new rule. The SEC may appeal the decision to the Circuit Court of Appeals for the District of Columbia. It is not yet entirely clear if the SEC will ultimately be required to rewrite the rule, or when a final rule will be effective. While the result of the decision is that the SEC’s rule requiring resource extraction issuers to disclose payments made to the U.S. government and foreign governments is no longer effective, a rule in some form must be promulgated by the SEC to implement, though the information that is ultimately required to be made public may be more limited.

Note 2 — Divestiture

On April 27, 2012, the Company and Pacific Rubiales (together with its subsidiaries) executed a SPA under which the Company formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru. Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1 and agreed to fund $185.0 million of the Company’s share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012. In order to finalize the joint venture, Peruvian governmental approvals were needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract. Until the required approvals were obtained, Pacific Rubiales provided the Company a $65.0 million down payment on the purchase price and other funds which the Company initially accounted for as loans to continue to fund the Company’s Block Z-1 capital and exploratory activities. These amounts were reflected as long-term debt prior to closing the transaction.

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

The transaction provided for an adjustment based upon the collection of revenues ($56.1 million) and the payment of expenses ($32.6 million) and income taxes ($5.2 million) attributable to the properties that took place after an effective date of January 1, 2012 and prior to the closing date which was December 14, 2012. These amounts were considered settled by adjusting down by $18.3 million the unused portion of the agreed carry amount of $185.0 million by Pacific Rubiales for the Company’s share of capital and exploratory expenditures in Block Z-1. The June 30, 2013 and December 31, 2012 carry amounts were $112.0 million and $126.3 million, respectively.

At June 30, 2013 and December 31, 2012, the Company reflected $19.9 million as other current liabilities and $20.8 million as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by the Company and Pacific Rubiales under the terms of the SPA.

Note 3 — Receivables, Accounts Payable and Accrued Liabilities

Accounts Receivable

The Company’s accounts receivable amounts include receivables from oil sales. Also included in accounts receivable are amounts due from the Company’s joint venture partner. The June 30, 2013 and December 31, 2012 accounts receivable amounts were $8.6 million and $24.5 million, respectively. At June 30, 2013 and December 31, 2012, accounts receivable included $4.4 million and $15.9 million, respectively, from the Company’s joint venture partner.

Income Taxes Receivable and Current Income Taxes Payable

The Company’s June 30, 2013 and December 31, 2012 income tax receivable amounts were $1.8 million and none, respectively. The June 30, 2013 and December 31, 2012 current income taxes payable amounts were none and $10.5 million, respectively.

Value-Added Tax Receivable

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 18% effective March 2011 and was 19% in previous periods.

The Company is recovering its IGV receivable with IGV payables associated with oil sales under the normal IGV recovery process.

Under the SPA and carry agreement entered into with Pacific Rubiales related to the sale of a 49% participating interest in Block Z-1, Pacific Rubiales funded the IGV incurred for 100% of the capital and exploratory expenditures of Block Z-1. Upon closing of the transaction, the IGV balance related to this funding was transferred to Pacific Rubiales along with their respective share of assets. See Note-2, “Divestiture.”

Activity related to the Company’s value-added tax receivable for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Value-added tax receivable as of the beginning of the period	$21,784	$24,720
IGV accrued related to expenditures during period	7,445	67,846
IGV reduced related to sale of oil during period	(12,934)	(46,586)
IGV related to the sale of a 49% participating interest in Block Z-1	-	(24,196)
Value-added tax receivable as of the end of the period	$16,295	$21,784

Current portion of value-added tax receivable as of the end of the period	$14,817	$20,569

Long-term portion of value-added tax receivable as of the end of the period	$1,478	$1,215

See Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information on the long-term portion of the value-added tax receivable.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist mainly of accounts payable and accrued liabilities related to costs for which goods and services have been received in support of the Company’s oil and gas operations, including drilling operations, seismic, lease operating costs, and amounts payable to the Company’s joint venture partner.

The June 30, 2013 and December 31, 2012 accounts payable amounts were $40.7 million and $22.0 million, respectively. At June 30, 2013 and December 31, 2012, accounts payable included $35.5 million and $4.4 million, respectively, due to the Company’s joint venture partner.

The June 30, 2013 and December 31, 2012 accrued liabilities amounts were $19.2 million and $34.0 million, respectively.

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

Below is a summary of inventory as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Tubular goods, accessories and spare parts	$18,709	$18,343
Crude oil	1,360	1,508
Inventory	$20,069	$19,851

	June 30, 2013	December 31, 2012
Crude oil (barrels)	17,020	17,876
Crude oil (cost per barrel)	$79.93	$84.34

Note 5 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of prepaid and other current assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Prepaid expenses and other	$9,734	$4,538
Prepaid insurance	1,027	441
Insurance receivable	755	755

Prepaid and other current assets	$11,516	$5,734

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

Below is a summary of other non-current assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Debt issue costs, net	$3,723	$4,768
Value-added tax receivable	1,478	1,215

Other non-current assets	$5,201	$5,983

Debt issue costs, net consist of direct transaction costs incurred by the Company in connection with its debt raising efforts less the amortization of the debt issuance costs to date.

In May 2013, the Company prepaid the remaining principal balance on the $75.0 million secured debt facility and amended and restated the $40.0 million secured debt facility (which had been repaid by scheduled principal repayments to $25.5 million) by increasing the facility size and borrowing an additional $14.5 million. In 2012, the Company prepaid $40.0 million on the $75.0 million secured debt facility and amended both the $75.0 million secured debt facility and $40.0 million secured debt facility. The debt issue costs associated with those agreements were modified in accordance with Accounting Standard Codification (“ASC”) Topic 470 as follows:

(1)

Prior to the May 2012 $40.0 million prepayment on the $75.0 million secured debt facility, the original debt issue costs of $4.4 million had an unamortized balance of $2.8 million. Approximately 53% of the remaining debt issue costs related to the $75.0 million secured debt facility were expensed ($1.5 million) when the Company prepaid 53% of the principal balance in May 2012. In addition, the Company added $1.1 million of debt issue costs incurred with the fourth amendment to the remaining debt issue costs of $1.3 million as the amendment was not considered a substantial modification of debt. In May 2013, the Company prepaid the remaining principal balance on the $75.0 million secured debt facility and, accordingly, expensed the remaining $1.4 million of unamortized debt issue costs.

(2)

Prior to the May 2013 amendment and restatement of the $40.0 million secured debt facility, there were $0.6 million of unamortized debt issue costs. In the amendment and restatement of the $40.0 million secured debt facility (which had been repaid by scheduled principal repayments to $25.5 million) associated with the increase in the facility size and borrowing an additional $14.5 million, the Company added $1.8 million of debt issue costs incurred to the remaining unamortized debt issue costs of $0.6 million. The amendment and restatement was not considered a substantial modification of debt. The $2.4 million of debt issue costs will be amortized to expense over the remaining term of the $40.0 million secured debt facility, ending in January 2015, using the effective interest method.

The Company incurred $4.8 million of original debt issue costs associated with $170.9 million of convertible notes due 2015 (the “2015 Convertible Notes”). The debt issue costs are being amortized over the life of the 2015 Convertible Notes, using the effective interest method.

The following table is the amount of debt issue costs amortized into interest expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Amortization of debt issue costs	$740	$736	$1,418	$1,645
	$740	$736	$1,418	$1,645

For further information regarding the Company’s debt, see Note-10, “Debt.”

At June 30, 2013 and December 31, 2012, the Company classified $1.5 million and $1.2 million, respectively, of its value-added tax receivable balance as a long-term asset as it believed it would take longer than one year to receive the benefit of this portion of the value-added tax receivable. For further information see Note-3, “Receivables, Accounts Payable and Accrued Liabilities.”

Note 6 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Construction in progress:
Power plant and related equipment	$78,198	$73,958
Platforms and wells	15,158	15,611
Pipelines and processing facilities	3,015	11,784
Other	1,869	1,689
Producing properties (successful efforts method of accounting)	141,219	141,219
Producing equipment	36,770	27,758
Barge and related equipment	53,525	53,425
Office equipment, leasehold improvements and vehicles	9,309	9,249
Accumulated depletion, depreciation and amortization	(110,824)	(96,136)
Property, equipment and construction in progress, net	$228,239	$238,557

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

In January 2013, the Company made a change in estimate in depreciating producing equipment. The Company changed to the unit-of-production method from a straight-line five-year life of calculating depreciation because it more accurately matches the costs of production equipment to the Company’s oil production. If the Company had continued using a straight-line five-year life, depreciation, depletion and amortization expense would have been $0.3 and $0.5 million higher, respectively, for the three and six months ended June 30, 2013.

The property, equipment and construction in progress, net amounts at June 30, 2013 and December 31, 2012 reflect the sale of a 49% participating interest in Block Z-1.

Exploratory well costs capitalized greater than one year after completion of drilling were $6.6 million as of June 30, 2013, and December 31, 2012. The exploratory well costs relate to the CX11-16X gas well that was drilled in 2007, which tested sufficient quantities of gas and is currently shut-in until such time as a market is established for selling the gas. The Company plans to use the gas from the CX11-16X well for its gas-to-power project. See Note-19, “Commitments and Contingencies” for further information on the gas-to-power project.

During the six months ended June 30, 2013, the Company incurred capital expenditures of approximately $5.4 million primarily associated with its development of gas-fired power generation of electricity for sale in Peru.

The capital expenditures added were approximately $4.2 million of costs to the power plant, which primarily consisted of capitalized interest of $3.9 million, and approximately $1.2 million related to other capitalized costs, which included capitalized interest of $1.1 million and $0.1 million of information technology investment.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012. Pursuant to the carry agreement, Pacific Rubiales provided funding for capital expenditures for Block Z-1 of $20.8 million for the six months ended June 30, 2013. These capital expenditures were primarily related to the costs incurred in the design, fabrication, installation and pipeline connections related to the CX-15 platform of approximately $11.2 million and approximately $6.4 million related to the CX-15 development drilling program.

The following table is the amount of interest expense and depreciation expense capitalized to construction in progress for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Interest expense capitalized	$2,372	$3,760	$4,991	$6,732
Depreciation expense capitalized	-	3	$-	$5

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

Activity related to the Company’s ARO for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
ARO as of the beginning of the period	$2,708	$1,304
Liabilities settled during period	-	(2,093)
Accretion expense	114	89
Revisions in estimates during period	-	3,408
ARO as of the end of the period	$2,822	$2,708

The 2012 revisions in estimates are due to the shift in timing of cash flows associated with expected payment of the ARO liability.  As the Company revised the estimated costs in 2012, the present value of the liabilities was adjusted and, as a result, the Company adjusted both the liability and capitalized asset by approximately $3.4 million, in accordance with ASC Topic 410.

Liabilities settled in 2012 include $2.1 million related to the sale of a 49% participating interest in Block Z-1.

Note 8 — Investment in Ecuador Property

The Company has a 10% non-operating net profits interest in the Santa Elena Property. The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense. Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the agreement which expires in December 2029.

Below is a summary reflecting the Company’s income (loss) from the investment in the Ecuador property for the three and six months ended June 30, 2013 and 2012, respectively, and the investment in the Ecuador property at June 30, 2013 and December 31, 2012, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Distributions received from investment in Ecuador property	$250	$-	$250	$-
Amortization of investment in Ecuador property	(34)	(47)	(81)	(94)
Income (loss) from investment in Ecuador property, net	$216	$(47)	$169	$(94)

	June 30, 2013	December 31, 2012
	(in thousands)
Investment in Ecuador property, net	$551	$632

Note 9 — Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Performance bonds totaling $5.7 million for properties in Peru	$3,460	$3,338
Insurance bonds for import duties related to a construction vessel	-	825
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	250	259
$75.0 million secured debt facility	-	35,000
$40.0 million secured debt facility	4,759	32,727
Unsecured performance bond totaling $0.2 million for office lease agreement	-	-
Restricted cash	$9,119	$72,799

Current portion of restricted cash as of the end of the period	$5,010	$25,129

Long-term portion of restricted cash as of the end of the period	$4,109	$47,670

The $75.0 million secured debt facility entered into by the Company in July 2011 required the Company to establish a $2.5 million debt service reserve account during the first 15 months the debt facility was outstanding.  After the first 15-month period, the Company was required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date. The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $75.0 million secured debt facility in the amount of outstanding principal. The remaining principal balance related to the $75.0 million secured debt facility was repaid in May 2013 utilizing the funds in the debt service reserve account related to this debt facility, bringing both the current and non-current balances to zero at June 30, 2013. The restricted cash related to the current and non-current portion of the $75.0 million secured debt financing was $9.5 million and $25.5 million, respectively, at December 31, 2012.

The $40.0 million secured debt facility entered into by the Company in January 2011 required the Company to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, the Company must have maintained a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date. The requirement was amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $40.0 million secured debt facility in the amount of outstanding principal. The requirement was subsequently changed when the Company amended and restated the $40.0 million secured debt facility in May 2013 to maintaining a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date. The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $4.8 million and none, respectively, at June 30, 2013. The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $14.5 million and $18.2 million, respectively, at December 31, 2012.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, credit agreements, legal requirements or rental practices.

Note 10 — Debt

At June 30, 2013 and December 31, 2012, debt consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)

$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($13.8) million at June 30, 2013 and ($17.4) million at December 31, 2012	$157,132	$153,479
$75.0 million Secured Debt Facility, 3-month LIBOR plus 9%, due July 2015	-	35,000
$40.0 million Secured Debt Facility, 3-month LIBOR plus 8%, due January 2015	40,000	32,727
	197,132	221,206
Less: Current maturity of long-term debt	17,000	24,046
Long-term debt, net	$180,132	$197,160

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

As of February 3, 2013, the Company may redeem for cash all or a portion of the 2015 Convertible Notes at a redemption price of 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” payment if: (1) for at least 20 trading days in any consecutive 30 trading days ending within 5 trading days immediately before the date the Company mails the redemption notice, the “last reported sale price” of its common stock exceeded 175% of the conversion price in effect on that trading day, and (2) there is no continuing default with respect to the notes that has not been cured or waived on or before the redemption date.

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

As of June 30, 2013, the net amount of $157.1 million includes the $170.9 million of principal reduced by $13.8 million of the remaining unamortized discount. The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs. The remaining unamortized discount of $13.8 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At June 30, 2013, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into approximately 28.9 million shares of common stock.  As of June 30, 2013, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of the Company’s common stock at June 30, 2013, $1.79 per share, is less than the conversion price.

For the three and six months ended June 30, 2013, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.6%.

The following table is the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Interest expense related to the contractual interest coupon	$2,777	$2,777	$5,555	$5,555
Amortization of debt discount expense	1,862	1,656	3,653	3,251
Amortization of debt issue costs	250	238	495	473
Interest expense related to the 2015 Convertible Notes	$4,889	$4,671	$9,703	$9,279

$75.0 Million Secured Debt Facility

On July 6, 2011, the Company and its subsidiaries entered into a credit agreement with Credit Suisse and other parties (collectively the “lenders”), where the lenders agreed to provide a $75.0 million secured debt facility in two loan tranches to the Company’s subsidiary, BPZ E&P. The full amount available under the $75.0 million secured debt facility was drawn down by the Company on July 7, 2011. In April 2012, the Company and the lenders amended the terms of the $75.0 million secured debt facility and in May 2012, the Company prepaid $40.0 million of the principal balance of the $75.0 million secured debt facility. In May 2013, the Company prepaid the remaining principal balance of the $75.0 million secured debt facility.

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

As a result of the prepayment of the remaining principal balance during the second quarter of 2013, the Company incurred $2.4 million of fees and a prepayment premium. The $2.4 million in fees and prepayment premium were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations. Approximately $1.4 million representing the remaining unamortized debt issue costs loan was expensed as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations when the Company prepaid the remaining principal. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

As a result of the prepayment and amendment during the second quarter of 2012, the Company incurred $5.8 million of fees and a prepayment premium and $1.1 million of debt issue costs. The $5.8 million in fees and prepayment premium were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations, of which 25% was paid at the time of the amendment and prepayment and 25% was paid at the time of each of the next three quarterly interest payment dates ending in January 2013. Approximately $1.5 million of the remaining $2.8 million of unamortized debt issue costs associated with the initial loan was expensed as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations when the Company prepaid $40.0 million of principal. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The $75.0 million secured debt facility, as amended, provides for an ongoing fee through July 2014 payable by BPZ E&P to the lenders, of the performance based arranger fee (the “Performance Based Arranger Fee”) whose amount is determined by the change in the price of Brent crude oil at inception of the loans and the price at each principal repayment date in accordance with the original loan principal repayment dates, subject to a 12% ceiling of the original principal amount borrowed. For further information on the Performance Based Arranger Fee, see Note-11, “Derivative Financial Instruments” and Note-13, “Fair Value Measurements and Disclosures.”

$40.0 Million Secured Debt Facility

In January 2011, the Company, through its subsidiaries, completed a credit agreement with Credit Suisse where Credit Suisse provided a $40.0 million secured debt facility to the Company’s power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. On April 27, 2012, the Company and its subsidiaries, Empresa Eléctrica Nueva Esperanza S.R.L. and BPZ E&P, entered into a fourth amendment to the $40.0 million secured debt facility with Credit Suisse. In May 2013, the Company amended and restated the $40.0 million secured debt facility (which had been repaid by scheduled principal repayments to $25.5 million) by increasing the facility size and borrowing an additional $14.5 million.

In 2013, the $14.5 million of proceeds from the amended and restated $40.0 million secured debt facility will be utilized to meet the Company’s 2013 capital, exploration and development work programs as well as general corporate purposes. In 2011, the proceeds from the $40.0 million secured debt facility were utilized to meet the Company’s 2011 capital, exploration and development work programs, and to reduce other debt obligations.

In May 2013, as a result of amending and restating the $40.0 million secured debt facility (which had been repaid by scheduled principal repayments to $25.5 million) by increasing the facility size and borrowing an additional $14.5 million, the Company added $1.8 million of debt issue costs. The $1.8 million of new debt issue costs was combined with the remaining $0.6 million of unamortized debt issue costs and will be amortized over the remaining term, ending in January 2015, using the effective interest method. For further information on debt issue costs, see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

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

The $40.0 million secured debt facility is secured by three LM6000 gas-fired packaged power units (approximately $53.0 million) that were purchased by the Company from GE through its power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. and the associated debt service reserve account. The Company and its subsidiary, BPZ E&P, also agreed to unconditionally guarantee the $40.0 million secured debt facility on an unsecured basis.

The $40.0 million secured debt facility requires the Company to establish and maintain a debt service reserve account during the term of the facility. At June 30, 2013 the debt service reserve account maintained a balance equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date. For further information regarding the debt service reserve account and its requirements, see Note-9, “Restricted Cash and Performance Bonds.”

The amended and restated $40.0 million secured debt facility matures in January 2015, with revised principal repayments due in quarterly installments of $4.0 million to $9.0 million commencing in July 2013 and extending through January 2015.  The $40.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 8%. Interest is due and payable quarterly.

The amended and restated $40.0 million secured debt facility subjects the Company to various financial covenants calculated as of the last day of each quarter, including a maximum consolidated leverage ratio, a maximum net consolidated leverage ratio, a minimum consolidated interest coverage ratio, a maximum consolidated capitalization ratio and minimum oil production quota per quarter. The Company was in compliance with these revised financial covenants at June 30, 2013.

The $40.0 million secured debt facility provides for events of default customary for facilities of this type, the occurrence and continuation of which could result in the acceleration of amounts due under the facility. In addition, the $40.0 million secured debt facility provides for a mandatory repayment of the loans if the Company secures financing for its gas-to-power project.

The following table is the estimated remaining cash payments related to the $40.0 million secured debt facility, as amended and restated, and excluding potential payments for the Performance Based Arranger Fee but including interest payments (in thousands).

Year
2013	$9,574
2014	25,069
2015	9,186
Total estimated remaining cash payments related to the $40.0 million secured debt facility	$43,829

Interest Expense

The following table is a summary of interest expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Interest expense	$6,652	$7,840	$13,569	$17,022
Capitalized interest expense	(2,372)	(3,760)	(4,991)	(6,732)
Interest expense, net	$4,280	$4,080	$8,578	$10,290

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

Derivative Financial Instruments Not Designated as Hedging Instruments

Amount of Gain (Loss) on Derivative Instruments Recognized in Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Realized derivative gain (loss)	$(497)	$-	$(1,897)	$-
Unrealized derivative gain (loss)	1,774	8,407	2,626	2,039
Total gain (loss) on derivative financial instruments	$1,277	$8,407	$729	$2,039

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Net loss	$(19,640)	$(8,500)	$(32,424)	$(35,791)

Shares:
Basic weighted average common shares outstanding	115,935	115,573	115,862	115,543

Incremental shares from assumed conversion of dilutive share based awards	-	-	-	-

Diluted weighted average common shares outstanding	115,935	115,573	115,862	115,543
Excluded share based awards (1)	8,140	6,256	8,140	6,256
Excluded convertible debt shares (1)	28,890	28,890	28,890	28,890

Basic net loss per share	$(0.17)	$(0.07)	$(0.28)	$(0.31)
Diluted net loss per share	$(0.17)	$(0.07)	$(0.28)	$(0.31)

(1) Inclusion of the shares for these awards would have had an antidilutive effect.

Stock Option and Restricted Stock Plans

The Company has in effect the 2007 Long-Term Incentive Compensation Plan, as amended in 2010 to increase the number of shares available (the “2007 LTIP”), and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and the Directors’ Plan provide for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants, and employees of certain of the Company’s affiliates, as well as non-employee directors. The number of shares authorized under the amended 2007 LTIP and Directors’ Plan is 8.0 million and 2.5 million, respectively. As of June 30, 2013, approximately 0.8 million shares remain available for future grants under the 2007 LTIP and 0.5 million shares remain available for future grants under the Directors’ Plan.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation,” for the three and six months ended June 30, 2013 and 2012, respectively, and are included in “General and administrative expense” on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Employee stock—based compensation costs	$763	$661	$1,304	$1,137
Director stock—based compensation costs	155	32	293	265
Employee stock purchase plan costs	3	7	6	18
	$921	$700	$1,603	$1,420

Restricted Stock Awards and Performance Shares

On March 1, 2013, the Company’s Board of Directors awarded 644,190 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP. The restricted stock awards generally vest on the second anniversary of the grant date. For the six months ended June 30, 2013, the weighted average grant date fair value per share of the restricted stock granted was $2.72.

On March 1, 2013, the Company awarded its non-employee directors a total of 238,973 shares of restricted stock under the Directors’ Plan. The restricted stock awards generally vest on the second anniversary of the grant date. For the six months ended June 30, 2013, the weighted average grant date fair value per share of the restricted stock granted was $2.72.

Stock Options

On March 1, 2013, the Company’s Board of Directors awarded officers and other key employees a total of 802,678 options to purchase the Company’s common stock under the Company’s 2007 LTIP. These options generally vest in equal annual installments over a three-year period from the grant date.

For the six months ended June 30, 2013, the weighted average exercise price per share of the option awards granted was $2.72 and the weighted average fair value per share of the option awards granted was $1.78.

Employee Stock Purchase Plan

The employee stock purchase plan, which was approved by the shareholders on June 24, 2011, provides eligible employees the opportunity to acquire shares of BPZ Resources, Inc. common stock at a discount through payroll deductions. Employees are allowed to purchase up to 2,500 shares in any one offering period (not longer than twenty-seven months), within IRS limitations and plan rules. The offering period means each period of time which common stock is offered to participants. Unless otherwise determined by the compensation committee, a new offering period shall commence on the first day of each calendar quarter. Generally, the purchase price for stock acquired under the plan is the lower of 85% (subject to compensation committee adjustment) of the fair market value of the common stock on the grant date or the fair market value of the common stock on the investment date. Under this plan, 2,000,000 common shares were reserved for issuance and purchase by eligible employees. Activity under this plan began in the first quarter of 2012. At June 30, 2013, 1,948,116 shares were available for issuance. On July 1, 2013, 7,283 shares were issued to employees at a price of $1.52 per share.

Note 13— Fair Value Measurements and Disclosures

The Company records certain of its assets and liabilities on the balance sheet at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). A three-level valuation hierarchy has been established to allow readers to understand the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

●	Level 1 —	Fair value measurements which use quoted market prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2 —	Fair value measurements which use inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

●	Level 3 —	Fair value measurements which use unobservable inputs.

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
		(in thousands)
June 30, 2013
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$358	$-
	Non-current Liabilities	-	-	-
		$-	$358	$-

December 31, 2012
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$2,984	$-
	Non-current Liabilities	-	-	-
		$-	$2,984	$-

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of long-lived assets, at fair value on a non-recurring basis. As none of the Company’s non-financial assets or liabilities were impaired as of June 30, 2013 and December 31, 2012, and no other fair value measurements were required to be recognized on a non-recurring basis, additional disclosures were not provided.

Additional Fair Value Disclosures

Short-term Investments

The Company’s investment in held-to-maturity securities, which are stated at net of amortized cost, was as follows at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Short-term investments - U.S. Treasury bills	$1,000	$1,000	$-	$-

(1)         The Company estimated the fair value of the U.S. Treasury bill to be approximately $1.0 million at June 30, 2013, based on observed market prices for the same or similar types of debt issues. The fair value of the U.S. Treasury bill is considered to be a Level 2 measurement on the fair value hierarchy.

Debt with Variable Interest Rates

The fair value of the Company’s $40.0 million secured debt facility at June 30, 2013 approximates the carrying value because the interest rate is based on the floating rate identified by reference to the market rate, and because the interest rate charged is at a rate at which the Company could borrow under similar terms. The floating rate debt is considered to be a Level 2 measurement on the fair value hierarchy.

Debt with Fixed Interest Rates

The fair value information regarding the Company’s fixed rate debt at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
	(in thousands)		(in thousands)
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($13.8) million at June 30, 2013 and ($17.4) million at December 31, 2012	$157,132	$138,460	$153,479	$147,861

(1)

The Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $138.5 million and $147.9 million at June 30, 2013 and December 31, 2012, respectively, based on observed market prices for the same or similar types of debt issues. The fair value of the $170.9 million 2015 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

Note 14— Oil Revenue

The oil is delivered by vessel to the refinery owned by the Peruvian national oil company, Petroleos del Peru - PETROPERU S.A. (“Petroperu”), in Talara, Peru, located approximately 70 miles south of the platform.  Produced oil is kept in production inventory until inventory quantities are at a sufficient level to make a delivery to the refinery in Talara.  Although all of the Company’s oil sales are to Petroperu, it believes that the loss of Petroperu as its sole customer would not materially impact the Company’s business because it could readily find other purchasers for the Company’s oil production both in Peru and throughout the world.

The Company’s revenues are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro, as stipulated in the Block Z-1 License Contract based on production.

The following table is the amount of royalty costs of approximately 5% of gross revenues for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Royalty costs	$697	$1,771	$1,403	$3,826
	$697	$1,771	$1,403	$3,826

Note 15 — Standby Costs

For the three and six months ended June 30, 2013, the Company incurred $2.3 million and $3.4 million, respectively, in standby costs. During the three and six months ended June 30, 2012, the Company incurred $1.4 million and $2.6 million, respectively, in standby costs. During the three months ended June 30, 2013, the Company had one rig, the Petrex-28 rig, on standby for approximately three months, compared with one rig, the Petrex-18 rig, on standby for approximately three months for the same period in 2012. During the six months ended June 30, 2013, the Company had one rig, the Petrex-10 rig, partially or fully on standby for approximately two months and one rig, the Petrex-28 rig, partially or fully on standby for approximately five months, compared with one rig, the Petrex-18 rig, on standby for approximately six months for the same period in 2012.

Note 16— Other Expense

For the three and six months ended June 30, 2012, the Company reported $0.8 million of abandonment charges in the Consolidated Statements of Operations as “Other expense.” The Company accrued $0.8 million of abandonment costs related to a platform in the Piedra Redonda field in Block Z-1, as it is obligated to ensure the platform does not cause a threat to marine vessels operating in the area or marine wildlife. The $0.8 million charge is in addition to amounts recorded previously related to the platform abandonment costs in the Piedra Redonda field in the third quarter of 2010. There were no similar expenses incurred by the Company in 2013.

Note 17 — Income Tax

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Income (loss) before income taxes:
United States	$(5,543)	$446	$(9,193)	$(8,345)
Foreign	(14,474)	(10,368)	(23,278)	(33,178)
	$(20,017)	$(9,922)	$(32,471)	$(41,523)

Income tax expense (benefit):
United States	$(322)	$569	$668	$979
Foreign	(55)	(1,991)	(715)	(6,711)
	$(377)	$(1,422)	$(47)	$(5,732)

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

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or six months ended June 30, 2013 or 2012, respectively. The Company did not have any uncertain tax positions generated from unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of June 30, 2013 or December 31, 2012.

Note 18 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three and six months ended June 30, 2013 and 2012, respectively. Accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, the Peruvian national oil company, Petroperu. The majority of the Company’s long-lived assets are located in Peru. Management does not consider its investment in Ecuador as a separate business segment.

Note 19 — Commitments and Contingencies

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 give employees working in private companies engaged in activities generating income as defined by the Income Tax Law, the right to share in the company’s profits.  According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the rate at 8%. However, in Peru, the Hydrocarbon Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing Other Activities.” As a result, Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income (loss) before income taxes as reported under GAAP. For the three and six months ended June 30, 2013 and 2012, respectively, profit sharing expense was not material to the Company as the Company’s Peruvian subsidiaries did not have a material amount of “income subject to taxation” per the Peruvian tax code as a result of the Company declaring commercial production in the Corvina field, which allowed certain exploration and development costs to be deductible in 2013 and 2012 that were not deductible in previous years.  The Company is subject to profit sharing expense in any year its Peruvian subsidiaries are profitable according to the Peruvian tax laws.

Gas-to-Power Project Financing

The gas-to-power project entails the planned installation of approximately 10 miles of gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple-cycle electric generating plant.  The power plant site is located adjacent to an existing substation and power transmission lines, which are capable of handling up to 420 MW of power. The existing substation and transmission lines are owned and operated by third parties.

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

Note 20 — Legal Proceedings

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

Additionally, through our wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we own a 10% non-operating net profits interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement and operating agreement covering the property was extended in May 2013 from May 2016 through December 2029.

We are in the process of developing our Peruvian oil and gas resources. We entered commercial production for Block Z-1 in November 2010 and produce and sell oil from the Corvina and Albacora fields under our current sales contracts. We completed the installation of the new CX-15 platform in the Corvina field to continue the development of the field. In July 2013 we spudded the first development well from the new CX-15 platform. We are also appraising the potential oil and natural gas reserves from the A platform in the Albacora field of Block Z-1.

Additionally, our activities in Peru include (i) analysis and evaluation of technical data on our properties, (ii) preparation of the development plans for the properties, (iii) meeting requirements under the license contracts, (iv) procuring equipment for an extended drilling campaign, (v) obtaining all necessary environmental, technical and operating permits, (vi) optimizing current production, (vii) conducting seismic surveys, (viii) and obtaining preliminary engineering and design of the power plant and gas processing facilities. From the time we began producing from the CX-11 platform in the Corvina field in November 2007 and the Albacora field in December 2009, through June 30, 2013, we have produced approximately 6.2 MMBbls of oil.

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

Our current activities and related planning are focused on the following objectives:

●	Optimizing oil production in the Corvina field in Block Z-1;

●	Initiating an offshore drilling campaign for the new CX-15 platform;

●	Processing and analyzing the data from the three dimensional (“3-D”) seismic survey in Block Z-1 to guide further exploration and development activity within the block;

●	Working with our Block Z-1 partner, Pacific Rubiales, to continue to develop the Corvina field and the Albacora field and to explore the remainder of Block Z-1;

●	Continuing acquisition, processing and interpretation of seismic data both onshore and offshore to better understand the characteristics and potential of our properties;

●	Planning and permitting an on-shore drilling campaign to explore and appraise our properties and meet our applicable license requirements;

●	Identifying potential partners for our other operations; and

●

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

Two of the four blocks (Block Z-1 and Block XXIII) contain structures drilled by previous operators who encountered hydrocarbons. However, at the time the wells were drilled, the operators did not consider it economically feasible to produce those hydrocarbons.  Having tested oil in our offshore Block Z-1 in our first wells in the Corvina field in 2007, and our first well in Albacora in December 2009, we are initially focusing on development of the proved oil reserves in those two fields. In June 2011, we drilled our first onshore well in Block XIX. The well tests yielded low rates of oil to surface with high water content of low-salinity. In December 2011, we determined that this well had no further utility and therefore, declared the well a dry hole. We are planning to acquire additional seismic data before considering further drilling activity in this block. Our application for an environmental permit to conduct 3-D seismic in Block XIX is under consideration by the relevant authorities.

In the near term, management is focused on the drilling operations from the new platform, the CX-15, utilizing the results of the 1,600 square kilometers (“km”) of 3-D seismic survey in Block Z-1 to optimize our future activities in that location, and optimizing current production through workover activities at our current producing locations. At our onshore locations we are in the process of obtaining the necessary permits to continue exploration activities utilizing our 3-D seismic data acquired in 2011.

A data room for Blocks XIX and XXIII was open, with Credit Suisse Securities (USA) LLC managing the formal process to find a joint venture partner for these onshore blocks. The two blocks comprise over 800,000 acres and hold both oil and gas potential, with Block XXIII bordering the northern part of the prolific Talara oil fields. Interested parties have reviewed the data, however, we believe it will be in the best interests of the Company to further de-risk the Block XXIII prospects by drilling up to three shallow exploratory wells on the large anticline identified by 3-D seismic before pursuing further partnering opportunities. We have received approval to move the previously agreed drilling locations to conform to the 3-D seismic results.

In addition, our business plan includes a gas-to-power project as part of our overall gas marketing strategy, which entails the installation of 10 miles of gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple cycle electric generating plant. The proposed power plant site is located adjacent to an existing substation and power transmission lines which are capable of handling up to 420 MW of power. We currently plan to wholly- or partially-own this power generation facility. The gas-to-power project is planned to generate a revenue stream by creating a market for the non-associated gas discovered in our Corvina field that is currently shut-in. This project has not yet been financed and we continue to consider the best alternatives for the project. Meanwhile, we have obtained certain permits and are in the process of obtaining additional permits to move forward with the project.

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

Block Z-1

Divestiture

On April 27, 2012, we and Pacific Rubiales executed a SPA under which we formed an unincorporated joint venture with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru. Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest, including reserves, in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012. In order to finalize the joint venture, Peruvian governmental approvals were needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract. Until the required approvals were obtained, Pacific Rubiales provided a $65.0 million down payment on the purchase price and other funds which we initially accounted for as loans to continue to fund our Block Z-1 capital and exploratory activities. These amounts were reflected as long-term debt prior to closing the transaction.

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

The transaction provided for an adjustment based upon the collection of revenues ($56.1 million) and the payment of expenses ($32.6 million) and income taxes ($5.2 million) attributable to the properties that took place after the effective date of January 1, 2012 and prior to the closing date, which was December 14, 2012. These amounts were considered settled by adjusting down by $18.3 million the unused portion of the agreed funding of $185.0 million by Pacific Rubiales for our share of capital and exploratory expenditures in Block Z-1 (“carry amount”). At June 30, 2013 and December 31, 2012, the carry amount was $112.0 million and $126.3 million, respectively.

At June 30, 2013 and December 31, 2012, we reflected $19.9 million as other current liabilities and $20.8 million as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by us and Pacific Rubiales under the terms of the SPA.

Corvina Field

We originally began producing oil from the CX-11 platform, located in the Corvina field within the offshore Block Z-1 in northwest Peru, under a well testing program that started on November 1, 2007.  The Corvina field was placed into commercial production on November 30, 2010.  The Corvina field consists of approximately 47,000 acres in water depths of less than 300 feet.  We have completed a total of nine gross (4.6 net) oil wells, the CX11-23D, the CX11-22D, the CX11-17D, the CX11-19D, the CX11-15D, the CX11-21XD, the CX11-20XD, the CX11-18XD and the CX11-14D wells, some of which are currently being used as gas injection and/or water injection wells. Produced oil is kept in production inventory until such time that it is delivered to the refinery. The oil is delivered by vessel to storage tanks at the refinery in Talara owned by the Peruvian national oil company, Petroleos del Peru – PETROPERU S.A., which is located 70 miles south of the platform.

Corvina's CX-11 platform is currently producing and work is underway there to expand the capacity of the existing injection compressor. Once the compressor work is completed we may perform an additional workover designed to reduce associated gas production.

The CX-15 platform was anchored in the West Corvina field, one mile south of the existing CX-11 platform, in the second half of September 2012. On November 8, 2012, we received an environmental permit from the Direccion General de Asuntos Ambientales Energeticos (“DGAAE”) allowing us to begin the drilling and subsequent operation of all production and injection facilities on the new CX-15 platform at the Corvina field. We installed three pipelines between the two Corvina platforms and one pipeline from the CX-15 platform to the discharge manifold for the floating storage and offloading vessel. We experienced difficulties with the installation of these pipelines due to mechanical issues with the pipe laying barge and unexpected strong deep currents in the area that significantly delayed divers from completing key tasks during the pipe laying project.

The platform monitoring and control system modifications necessary to facilitate operation of the CX-15 platform are complete. Equipment is tracking platform response to weather and ocean conditions as well as draft. As a precaution, an anchoring system was installed to provide redundancy to the spud can, which anchors the platform. In July 2013 we spudded the first development well from the new CX-15 platform.

Further, we are working on installing a Lease Automatic Custody Transfer (“LACT”) unit at the Corvina field to meet the agreed date to comply with applicable regulations.  We expect to commence operation of the LACT unit by the end of the third quarter of 2013 on a floating storage and offloading vessel.

Many of the Corvina oil wells have seen initial production decline rates of approximately 50% during the first year of production before stabilizing. Although each of the Corvina wells has declined differently, partly due to the fact that these wells were completed in different zones and some of the wells encountered mechanical problems, they have all initially shown typical solution gas drive behavior which can lead to significant production declines during the first year before leveling off to sustainable rates. We believe these results are influenced by technical/mechanical problems encountered with our initial wells, including unintentional production from intervals in the gas cap; however, it is possible we will see similar production declines with new Corvina wells. The representative rates of production decline remain to be determined because the effective production mechanism in the Corvina field has yet to be fully understood, although we believe that our recent initiation of gas reinjection into the gas cap is helping to slow production decline rates. The work planned during the development drilling program as well as the data we plan to collect during this program should help us to better understand future performance expectations. Further, our ability to produce indicated reserves in Corvina depends on our ability to finance our continued operations and get our produced oil to market. Any failure in meeting these requirements could negatively affect our indicated reserves and their value as reported under the Securities and Exchange Commission (“SEC”) rules. Therefore, in the evaluation of reserves, we attempt to account for all possible delays we can reasonably predict and their impact on the production forecast and remaining reserves to be produced.

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

Installation of the Albacora gas and water reinjection equipment was completed and the equipment was ready for reinjection start up early in the first quarter of 2012. We received the required environmental permit for gas injection on October 29, 2012. The Albacora field is no longer subject to an extended well testing program, and the gas and water reinjection equipment is operating in a routine manner. We intend to mobilize a drilling rig on Albacora and reinitiate the development drilling program there guided by the 3-D seismic we obtained over this field.

Block Z-1 Seismic

We completed the 3-D seismic survey of the area to assess our prospects before conducting further drilling operations, as well as to comply with our exploration commitments under our license contract. On November 3, 2011, we received the environmental permit to acquire approximately 1,600 square kms of 3-D seismic data in our offshore Block Z-1 that was granted by the DGAAE. The seismic survey began in the first quarter of 2012. A second seismic boat was contracted to acquire the remaining areas where the CGGVeritas Vantage vessel was unable to safely navigate. The 3-D seismic acquisition on the remaining areas of Block Z-1 commenced in September 2012, with completion in February 2013. Processing the seismic data acquired to date was recently completed by Fugro Seismic Services.

The joint technical team continues to interpret the Block Z-1 3-D seismic data.

Block XIX

We have received approval from Perupetro to conduct a limited 3-D seismic survey as part of our minimum work commitment for the fourth exploration period to further evaluate future drilling locations. An environmental assessment is currently being prepared to obtain an environmental permit for the additional seismic work.

Block XXII

As a result of the 258 kms of 2-D seismic survey completed in 2011, three prospects and one lead have been defined. Evaluation continues and we expect to develop a detailed assessment of each prospect in order to define their technical merit and risk to determine their exploration potential. We plan to conduct an additional 2-D seismic program in 2013 as confirmation of potential drilling locations, and plan to drill exploratory tests, after receipt of the necessary environmental permits.

We have notified Perupetro that the commitment for the second exploration period will be the drilling of one well. The timing of the actual drilling will depend on approval of the environmental permit, which is in process, and subsequent receipt of the necessary ancillary permits. Drilling on Block XXII is expected no earlier than 2014.

Block XXIII

For Block XXIII, in 2011 we acquired approximately 370 square kms of 3-D seismic data and 312 kms of 2-D seismic data which included certain areas of interest within the Palo Santo region and four other prospects that are a part of the Mancora gas play. The processing of the 3-D and 2-D data of the Block XXIII has been completed and evaluated.

The environmental permits for the drilling of several prospects identified by the 2-D and 3-D seismic data acquired in 2011 on Block XXIII was approved in January 2013. We have received approval to move the previously agreed drilling locations to conform to the 3-D seismic results.

We are now in the second exploration period. Drilling on Block XXIII is expected near year end 2013.

Gas-to-Power Project

Our gas-to-power project entails the planned installation of an approximately 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and a 135 MW net simple-cycle power generation facility.  The proposed power plant site is located adjacent to an existing substation near Zorritos and a 220 kilovolt transmission line which is now capable of handling up to 420 MW of power. The existing substation and transmission lines are owned and operated by third parties.

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

Results of Operations

The following table sets forth revenues and operating expenses for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase/ (Decrease)	2013	2012	Increase/ (Decrease)
Net sales volume:	(in thousands except per bbl information)			(in thousands except per bbl information)
Oil (MBbls)	136	324	(188)	265	658	(393)

Net revenue:
Oil revenue, net	$12,776	$32,679	$(19,903)	$26,057	$69,154	$(43,097)
Other revenue	39	2	37	70	80	(10)
Total net revenue	12,815	32,681	(19,866)	26,127	69,234	(43,107)

Average sales price (approximately):
Oil (per Bbl)	$93.94	$101.00	$(7.06)	$98.48	$105.14	$(6.66)

Operating and administrative expenses:
Lease operating expense	8,102	12,694	(4,592)	14,775	24,062	(9,287)
General and administrative expense	6,451	9,347	(2,896)	11,926	15,547	(3,621)
Geological, geophysical and engineering expense	746	3,520	(2,774)	1,104	28,741	(27,637)
Depreciation, depletion and amortization expense	7,955	11,648	(3,693)	14,859	23,154	(8,295)
Standby costs	2,225	1,409	816	3,368	2,599	769
Other expense	-	756	(756)	-	756	(756)
Total operating and administrative expenses	$25,479	$39,374	$(13,895)	$46,032	$94,859	$(48,827)

Operating loss	$(12,664)	$(6,693)	$(5,971)	$(19,905)	$(25,625)	$5,720

Net Oil Revenue

For the three months ended June 30, 2013, our net oil revenue decreased by $19.9 million to $12.8 million from $32.7 million for the same period in 2012. The decrease in net oil revenue is due to: (1) a decrease in the amount of oil sold of 188 MBbls and (2) a decrease of $7.06, or 7.0%, in the average per barrel sales price received. Total sales for the three months ended June 30, 2013 were 136 MBbls compared to 324 MBbls for the same period in 2012.

For the six months ended June 30, 2013, our net oil revenue decreased by $43.1 million to $26.1 million from $69.2 million for the same period in 2012. The decrease in net oil revenue is due to: (1) a decrease in the amount of oil sold of 393 MBbls, and (2) a decrease of $6.66, or 6.3%, in the average per barrel sales price received. Total sales for the six months ended June 30, 2013 were 265 MBbls compared to 658 MBbls for the same period in 2012.

The decrease in amount of oil sold is primarily due to the December 2012 sale of a 49% participating interest in Block Z-1 to Pacific Rubiales (159 MBbls and 322 MBbls for the three and six months ended June 30, 2012, respectively).

The price/volume analysis is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	(in thousands)
2012 Oil revenue, net	$32,679	$69,154
Changes associated with sales volumes	(18,895)	(41,333)
Changes associated with prices	(1,008)	(1,764)
2013 Oil revenue, net	$12,776	$26,057

For the three months ended June 30, 2013, we had consistent oil production from seven gross (3.6 net) producing wells, and intermittent production from three gross (1.5 net) wells. During the same period in 2012, we had consistent oil production from eight (gross and net) producing wells and intermittent production from three (gross and net) wells. Total oil production for the three months ended June 30, 2013 was 130 MBbls compared to 323 MBbls for the same period in 2012.

On a pro forma basis, our production for the three months ended June 30, 2012 would have been 165 MBbls, assuming the sale of the 49% participating interest in Block Z-1 had closed on January 1, 2012.

For the six months ended June 30, 2013, we had consistent oil production from seven gross (3.6 net) producing wells and intermittent production from three gross (1.5 net) wells. During the same period in 2012, we had consistent oil production from eight (gross and net) producing wells and intermittent production from three wells (gross and net). Total oil production for the six months ended June 30, 2013 was 264 MBbls compared to 676 MBbls for the same period in 2012.

On a pro forma basis, our production for the six months ended June 30, 2012 would have been 345 MBbls, assuming the sale of the 49% participating interest in Block Z-1 had closed on January 1, 2012.

The decrease in oil production is due to the December 2012 sale of a 49% participating interest in Block Z-1 to Pacific Rubiales (158 MBbls and 331 MBbls for the three and six months ended June 30, 2013, respectively), higher than expected decline rates in oil production in the Corvina field, and lower oil production from the Albacora field.

The revenues above are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro as stipulated in the Block Z-1 License Contract based on production levels.

The following table is the amount of royalty costs of approximately 5% of gross revenues for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Royalty costs	$697	$1,771	$1,403	$3,826
	$697	$1,771	$1,403	$3,826

Other Revenue

For the three and six months ended June 30, 2013, we recognized $0.1 million and $0.1 million, respectively, of other revenue associated with the chartering of support vessels. For the three and six months ended June 30, 2012, we recognized an immaterial amount and $0.1 million, respectively, of other revenue associated with the chartering of support vessels.

Lease Operating Expense

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities, as well as crude oil transportation and inventory changes. These costs include, among others, workover expenses, maintenance and repair expenses, operator fees, processing fees, insurance and transportation expenses.

For the three months ended June 30, 2013, lease operating expenses decreased by $4.6 million to $8.1 million ($59.57 per Bbl) from $12.7 million ($39.24 per Bbl). The decrease is primarily driven by a reduction in lease operating expenses of $6.2 million related to the sale of a 49% participating interest in Block Z-1 in December 2012. Additionally, repairs and maintenance expense decreased by $1.3 million primarily due to fewer maintenance and repairs on vessel support services and contract pumping services decreased by $0.5 million due to reduced rent of hydraulic jet pumps used to assist oil production. These decreases were offset by higher workover expenses of $2.7 million primarily associated with the one major workover performed in 2013, compared to no workovers in 2012, higher costs of $0.6 million associated with an oil inventory draw in the three months ended June 30, 2013 versus an oil inventory build in the three months ended June 30, 2012, and higher other lease operating expenses of $0.1 million.

For the six months ended June 30, 2013, lease operating expenses decreased by $9.3 million to $14.8 million ($55.83 per Bbl) from $24.1 million ($36.58 per Bbl). The decrease is primarily driven by a reduction in lease operating expenses of $11.8 million related to the sale of a 49% participating interest in Block Z-1 in December 2012. Additionally, repairs and maintenance expense decreased by $2.0 million primarily due to fewer maintenance and repairs on vessel support services, contract pumping services decreased by $0.7 million due to reduced rent of hydraulic jet pumps used to assist oil production, and other lease operating expenses were lower by $0.3 million. These decreases were offset by higher workover expenses of $4.7 million primarily associated with the one major workover performed in 2013, compared to no workovers in 2012 and higher costs of $0.8 million associated with an oil inventory draw in the six months ended June 30, 2013 versus an oil inventory build in the six months ended June 30, 2012.

General and Administrative Expense

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the three months ended June 30, 2013, general and administrative expenses decreased by $2.9 million to $6.4 million from $9.3 million for the same period in 2012.  Stock-based compensation expense, a subset of general and administrative expenses, was $0.9 million for the three months ended June 30, 2013 and $0.7 million for the same period in 2012. Other general and administrative expenses decreased $3.1 million to $5.5 million from $8.6 million for the same period in 2012. The $3.1 million decrease is due to lower third party costs primarily related to the 2012 Block Z-1 transaction of $1.1 million, lower salary and related costs of $1.0 million and lower non-income taxes of $1.0 million.

For the six months ended June 30, 2013, general and administrative expenses decreased by $3.6 million to $11.9 million from $15.5 million for the same period in 2012.  Stock-based compensation expense, a subset of general and administrative expenses, was $1.6 million for the six months ended June 30, 2013 and $1.4 million for the same period in 2012. Other general and administrative expenses decreased $3.8 million to $10.3 million from $14.1 million for the same period in 2012. The $3.8 million decrease is due to lower salary and related costs of $1.1 million, lower third party costs primarily related to the 2012 Block Z-1 transaction of $1.1 million, lower non-income taxes of $1.0 million and lower other general and administrative expenses of $0.6 million.

Geological, Geophysical and Engineering Expense

Geological, geophysical and engineering expenses include laboratory, environmental and seismic acquisition related expenses.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012 and the carry of exploratory expenditures for Block Z-1 by Pacific Rubiales began that day. Our share of the 2013 Block Z-1 exploratory expenditures should be fully funded by our partner under the carry agreement in place.

For the three months ended June 30, 2013, geological, geophysical and engineering expenses decreased $2.8 million to $0.7 million compared to $3.5 million for the same period in 2012. The decrease is due to the seismic acquisition program in place for Block Z-1 that occurred in 2012 compared to the lower activity and funding of seismic expenses in Block Z-1 by Pacific Rubiales in 2013 under the carry agreement.

For the six months ended June 30, 2013, geological, geophysical and engineering expenses decreased $27.6 million to $1.1 million compared to $28.7 million for the same period in 2012. The decrease is due to the seismic acquisition activity associated with our seismic data acquisition plan for Block Z-1 that occurred in 2012 compared to the lower activity and funding of seismic expenses in Block Z-1 by Pacific Rubiales in 2013.

Depreciation, Depletion and Amortization Expense

For the three months ended June 30, 2013, depreciation, depletion and amortization expense decreased $3.7 million to $8.0 million from $11.7 million for the same period in 2012. For the six months ended June 30, 2013, depreciation, depletion and amortization expense decreased $8.3 million to $14.9 million from $23.2 million for the same period in 2012.

For the three months ended June 30, 2013, depletion expense decreased $2.5 million to $5.7 million from $8.2 million during the same period in 2012. For the six months ended June 30, 2013, depletion expense decreased $6.0 million to $10.3 million from $16.3 million during the same period in 2012. The decreases for the three and six months ended June 30,2013 compared to the same periods in 2012 are primarily due to lower production in the Corvina and Albacora fields in 2013 due to the sale of a 49% participating interest in the Block Z-1 license contract in December 2012.

For the three months ended June 30, 2013, depreciation expense decreased $1.2 million to $2.3 million compared to $3.5 million for the same period in 2012. For the six months ended June 30, 2013, depreciation expense decreased $2.3 million to $4.6 million compared to $6.9 million for the same period in 2012. The decreases are primarily due to assets included in the sale of a 49% participating interest in the Block Z-1 license contract in December 2012 and the change in estimate in depreciating producing equipment to the unit-of-production method from a straight-line five-year life, partially offset by a change in useful life, as a result of new laws, of two vessels used in Marine operations that is contributing an additional $0.6 million of depreciation expense per quarter beginning in the third quarter of 2012 and is expected to continue through December 2014.

Standby Costs

For the three months ended June 30, 2013, standby costs increased $0.9 million to $2.3 million from $1.4 million for the same period in 2012. During the three months ended June 30, 2013 we had the Petrex-28 rig, to be used for drilling on the CX-15 platform, on standby for three months. During the three months ended June 30, 2012, we had one rig, the Petrex-18, on standby for approximately three months.

For the six months ended June 30, 2013, standby costs increased $0.8 million to $3.4 million from $2.6 million for the same period in 2012. During the six months ended June 30, 2013 we had the Petrex-10 workover rig either partially or fully on standby for two months, and the Petrex-28 rig, to be used for drilling on the CX-15 platform, either partially or fully on standby for five months. During the six months ended June 30, 2012, we had one rig, the Petrex-18, on standby for approximately six months.

Other Expense

For the three and six months ended June 30, 2012, we reported $0.8 million of abandonment charges in the Consolidated Statements of Operations as “Other expense.” We accrued $0.8 million of abandonment costs related to a platform in the Piedra Redonda field in Block Z-1, as we are obligated to ensure the platform does not cause a threat to marine vessels operating in the area or marine wildlife. The $0.8 million charge is in addition to amounts recorded previously related to the platform abandonment costs in the Piedra Redonda field in the third quarter of 2010. There were no similar expenses incurred by us in 2013.

Other Income (Expense)

Other income (expense) includes non-operating income items. These items include interest expense and income, loss on the extinguishment of debt, gains or losses on foreign currency transactions, income and amortization related to the investment in our Ecuador property as well as gains or losses on derivative financial instruments. For the three months ended June 30, 2013, total other expense increased $4.2 million to $7.4 million compared to $3.2 million during the same period in 2012. For the six months ended June 30, 2013, total other expense decreased $3.3 million to $12.6 million compared to $15.9 million during the same period in 2012. The change is due primarily to the following:

Interest expense: For the three months ended June 30, 2013, we recognized approximately $4.3 million of net interest expense, which includes $6.7 million of interest expense reduced by $2.4 million of capitalized interest expense. For the same period in 2012, we recognized $4.1 million in net interest expense, which included $7.8 million of interest expense reduced by $3.7 million of capitalized interest. The increase of $0.2 million in net interest expense is due to lower interest capitalized of $1.3 million due to lower average construction in progress as a result of the CX-15 platform, partially offset by lower interest expense of $1.1 million resulting from a lower average of interest bearing debt outstanding between the two periods due to the $40.0 million principal debt prepayment made in May 2012 on the $75.0 million secured debt facility, scheduled principal repayments since March 2012 and the retirement of the remaining $30.5 million of the $75.0 million secured debt facility in May 2013.

For the six months ended June 30, 2013, we recognized approximately $8.6 million of net interest expense, which includes $13.6 million of interest expense reduced by $5.0 million of capitalized interest expense. For the same period in 2012, we recognized $10.3 million in net interest expense, which included $17.0 million of interest expense reduced by $6.7 million of capitalized interest. The decrease of $1.7 million in net interest expense is due to lower interest expense of $3.4 million resulting from a lower average of interest bearing debt outstanding between the two periods due to the $40.0 million principal debt prepayment made in May 2012 on the $75.0 million secured debt facility, scheduled principal repayments since March 2012 and the retirement of the remaining $30.5 million of the $75.0 million secured debt facility in May 2013.

Loss on extinguishment of debt: As a result of the prepayment remaining $30.5 million of the $75.0 million secured debt facility during the second quarter of 2013, we incurred $2.4 million of fees and a prepayment premium and expensed $1.4 million of unamortized debt issue costs. These amounts were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations. For the three and six months ended June 30, 2013, we reported $3.8 million as a loss on extinguishment of debt.

As a result of the prepayment and amendment to the $75.0 million secured debt facility during the second quarter of 2012, we incurred $5.8 million of fees and a prepayment premium and $1.1 million of debt issue costs. The $5.8 million in fees and prepayment premium was recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations, 25% was paid at the time of the amendment and prepayment and 25% was paid at the time of each of the next three quarterly interest payment dates ending in January 2013. Approximately $1.5 million of the remaining $2.8 million of unamortized debt issue costs associated with the initial loan was expensed as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations when we prepaid $40.0 million of principal on the $75.0 million secured debt facility. For the three and six months ended June 30, 2012, we reported $7.3 million as a loss on extinguishment of debt.

Gain on derivatives: In connection with obtaining the $40.0 million and $75.0 million secured debt facilities in January and July 2011, respectively, we entered into Performance Based Arranger Fees that we are accounting for as embedded derivatives. As a result of the fair value measurement at June 30, 2013 and 2012, respectively, the gain associated with the embedded derivatives decreased $7.2 million to a $1.2 million gain for the three months ended June 30, 2013 from a $8.4 million gain for the same period in 2012, and from the measurement at January 1, 2013 and January 1, 2012, respectively, the gain associated with the embedded derivatives decreased $1.3 million to a $0.7 million gain for the six months ended June 30, 2013 from a $2.0 million gain for the same period in 2012.

Income Taxes

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three and six months ended June 30, 2013 and June 30, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Income (loss) before income taxes:
United States	$(5,543)	$446	$(9,193)	$(8,345)
Foreign	(14,474)	(10,368)	(23,278)	(33,178)
	$(20,017)	$(9,922)	$(32,471)	$(41,523)

Income tax expense (benefit):
United States	$(322)	$569	$668	$979
Foreign	(55)	(1,991)	(715)	(6,711)
	$(377)	$(1,422)	$(47)	$(5,732)

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

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2013 or 2012, respectively. We did not have any uncertain tax positions generated from unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of June 30, 2013 or December 31, 2012.

Net Loss

For the three months ended June 30, 2013, our net loss increased $11.1 million to a net loss of $19.6 million or ($0.17) per basic and diluted share from net loss of $8.5 million or ($0.07) per basic and diluted share for the same period in 2012. For the six months ended June 30, 2013, our net loss decreased $3.4 million to a net loss of $32.4 million or ($0.28) per basic and diluted share from net loss of $35.8 million or ($0.31) per basic and diluted share for the same period in 2012.

Liquidity, Capital Resources and Capital Expenditures

At June 30, 2013, we had cash and cash equivalents of $103.8 million, an accounts receivable balance of $8.6 million and working capital of $63.6 million.

At June 30, 2013, we had trade accounts payable and accrued liabilities of $59.8 million.

At June 30, 2013, our outstanding debt consisted of 2015 Convertible Notes whose net amount of $157.1 million includes the $170.9 million of principal reduced by $13.8 million of the remaining unamortized discount and $40.0 million outstanding under the $40.0 million secured debt facility. At June 30, 2013, the current and long-term portions of our long-term debt were $17.0 million and $180.1 million, respectively.

	For the Six Months Ended June 30,
Cash Flows	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(1,762)	$(15,622)
Investing activities	57,277	(40,284)
Financing activities	(35,223)	95,106

Operating Activities

Cash used in operating activities decreased by $13.8 million to a use of cash of $1.8 million for the six months ended June 30, 2013 from a use of cash of $15.6 million for the same period in 2012. The change in cash flows before changes in operating assets and liabilities decreased $4.8 million due to lower revenues, partially offset by lower geological, geophysical and engineering expense, as well as the impact of lower lease operating expenses and lower other costs. Changes in cash flow as a result of changes in operating assets and liabilities provided a decrease in the use of cash of $18.6 million. The decrease in the use of cash is due to changes in assets (primarily accounts receivable of $12.2 million mainly related to amounts due from our Block Z-1 joint venture partner) providing a source of cash of $15.5 million. Also, the changes in liabilities (primarily accounts payable of $27.1 million mainly related to amounts due to our Block Z-1 joint venture partner) providing a source of cash of $3.1 million.

Investing Activities

Net cash provided by investing activities increased by $97.6 million to $57.3 million for the six months ended June 30, 2013 from a use of cash of $40.3 million for the same period in 2012. The increase in cash provided by investing activities is due to a change in restricted cash of $63.7 million due to the repayment of the $75.0 million secured debt facility and the amendment and restatement of the $40.0 million secured debt facility and decreased capital expenditures of $34.9 million, primarily due to our funding of capital expenditures for Block Z-1 provided by Pacific Rubiales under the carry agreement that was partially offset by the purchase of investment securities of $1.0 million.

2013 Capital Expenditures

During the six months ended June 30, 2013, we incurred capital expenditures of approximately $5.4 million primarily associated with our development of gas-fired power generation of electricity for sale in Peru.

The capital expenditures added were approximately $4.2 million of costs to the power plant, which primarily consisted of capitalized interest of $3.9 million, and incurred approximately $1.2 million related to other capitalized costs, which included capitalized interest of $1.1 million and $0.1 million of information technology investment.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012. Pursuant to the carry agreement, Pacific Rubiales provided funding for capital expenditures for Block Z-1 of $20.8 million for the six months ended June 30, 2013. These capital expenditures were primarily related to the costs incurred in the design, fabrication, installation and pipeline connections related to the CX-15 platform of approximately $11.2 million and approximately $6.4 million related to the CX-15 development drilling program.

Financing Activities

Cash used in financing activities decreased by $130.3 million to a use of cash of $35.2 million for the six months ended June 30, 2013, compared to a source of cash of $95.1 million for the same period in 2012. The increase in cash used in financing activities is due to lower borrowings of $127.2 million in 2013 compared to 2012 (primarily borrowing of $141.7 million from Pacific Rubiales in 2012 as compared to the drawdown of $14.5 million from the $40.0 million secured debt facility in May 2013), higher repayments of $1.4 million in 2013 compared to 2012 (primarily the repayments of $38.9 million under the $75.0 million secured facility and $7.2 million under the $40.0 million secured facility in 2013 as compared to the repayments of $41.5 million under the $75.0 million secured facility and $3.2 million for capital leases in 2012) and higher debt issue costs and other of $1.7 million in 2013 compared to 2012.

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

Debt

At June 30, 2013 and December 31, 2012, debt consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)

$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($13.8) million at June 30, 2013 and ($17.4) million at December 31, 2012	$157,132	$153,479
$75.0 million Secured Debt Facility, 3-month LIBOR plus 9%, due July 2015	-	35,000
$40.0 million Secured Debt Facility, 3-month LIBOR plus 8%, due January 2015	40,000	32,727
	197,132	221,206
Less: Current maturity of long-term debt	17,000	24,046
Long-term debt, net	$180,132	$197,160

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

As of February 3, 2013, we may redeem for cash all or a portion of the 2015 Convertible Notes at a redemption price of 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” payment if: (1) for at least 20 trading days in any consecutive 30 trading days ending within 5 trading days immediately before the date we mail the redemption notice, the “last reported sale price” of our common stock exceeded 175% of the conversion price in effect on that trading day, and (2) there is no continuing default with respect to the notes that has not been cured or waived on or before the redemption date.

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

As of June 30, 2013, the net amount of $157.1 million includes the $170.9 million of principal reduced by $13.8 million of the remaining unamortized discount. The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs. The remaining unamortized discount of $13.8 million will be amortized into interest expense, using the effective interest method, over the remaining life of the loan agreement, whose term expires in March 2015.  At June 30, 2013, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $170.9 million of principal were converted into shares of common stock, the notes would convert into approximately 28.9 million shares of common stock.  As of June 30, 2013, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of our common stock at June 30, 2013, $1.79 per share, is less than the conversion price.

For the three and six months ended June 30, 2013, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.6%.

The following table is the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Interest expense related to the contractual interest coupon	$2,777	$2,777	$5,555	$5,555
Amortization of debt discount expense	1,862	1,656	3,653	3,251
Amortization of debt issue costs	250	238	495	473
Interest expense related to the 2015 Convertible Notes	$4,889	$4,671	$9,703	$9,279

$75.0 Million Secured Debt Facility

On July 6, 2011, we and our subsidiaries entered into a credit agreement with Credit Suisse and other parties (collectively the “lenders”), where the lenders agreed to provide a $75.0 million secured debt facility in two loan tranches to our subsidiary, BPZ E&P. The full amount available under the $75.0 million secured debt facility was drawn down by us on July 7, 2011. In April 2012, we and the lenders amended the terms of the $75.0 million secured debt facility and in May 2012, we prepaid $40.0 million of the principal balance of the $75.0 million secured debt facility. In May 2013, we prepaid the remaining principal balance of the $75.0 million secured debt facility.

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

As a result of the prepayment of the remaining principal balance during the second quarter of 2013, we incurred $2.4 million of fees and a prepayment premium. The $2.4 million in fees and prepayment premium were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations. Approximately $1.4 million representing the remaining unamortized debt issue costs loan was expensed as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations when we prepaid the remaining principal. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

As a result of the prepayment and amendment during the second quarter of 2012, we incurred $5.8 million of fees and a prepayment premium and $1.1 million of debt issue costs. The $5.8 million in fees and prepayment premium were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations, of which 25% was paid at the time of the amendment and prepayment and 25% was paid at the time of each of the next three quarterly interest payment dates ending in January 2013. Approximately $1.5 million of the remaining $2.8 million of unamortized debt issue costs associated with the initial loan was expensed as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations when we prepaid $40.0 million of principal. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The $75.0 million secured debt facility, as amended, provides for an ongoing fee through July 2014 payable by BPZ E&P to the lenders, of the performance based arranger fee (the “Performance Based Arranger Fee”) whose amount is determined by the change in the price of Brent crude oil at inception of the loans and the price at each principal repayment date in accordance with the original loan principal repayment dates, subject to a 12% ceiling of the original principal amount borrowed. For further information on the Performance Based Arranger Fee, see Note-11, “Derivative Financial Instruments” and Note-13, “Fair Value Measurements and Disclosures.”

$40.0 Million Secured Debt Facility

In January 2011, we, through our subsidiaries, completed a credit agreement with Credit Suisse where Credit Suisse provided a $40.0 million secured debt facility to our power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. On April 27, 2012, we and our subsidiaries, Empresa Eléctrica Nueva Esperanza S.R.L. and BPZ E&P, entered into a fourth amendment to the $40.0 million secured debt facility with Credit Suisse. In May 2013, we amended and restated the $40.0 million secured debt facility (which had been repaid by scheduled principal repayments to $25.5 million) by increasing the facility size and borrowing an additional $14.5 million.

In 2013, the $14.5 million of proceeds from the amended and restated $40.0 million secured debt facility will be utilized to meet our 2013 capital, exploration and development work programs as well as general corporate purposes. In 2011, the proceeds from the $40.0 million secured debt facility were utilized to meet our 2011 capital, exploration and development work programs, and to reduce other debt obligations.

In May 2013, as a result of amending and restating the $40.0 million secured debt facility (which had been repaid by scheduled principal repayments to $25.5 million) by increasing the facility size and borrowing an additional $14.5 million, we added $1.8 million of debt issue costs. The $1.8 million of new debt issue costs was combined with the remaining $0.6 million of unamortized debt issue costs and will be amortized over the remaining term, ending in January 2015, using the effective interest method. For further information on debt issue costs, see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

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

The $40.0 million secured debt facility is secured by three LM6000 gas-fired packaged power units (approximately $53.0 million) that were purchased by us from GE through our power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. and the associated debt service reserve account. We and our subsidiary, BPZ E&P, also agreed to unconditionally guarantee the $40.0 million secured debt facility on an unsecured basis.

The $40.0 million secured debt facility requires us to establish and maintain a debt service reserve account during the term of the facility. At June 30, 2013, the debt service reserve account maintained a balance equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date. For further information regarding the debt service reserve account and its requirements, see Note-9, “Restricted Cash and Performance Bonds.”

The amended and restated $40.0 million secured debt facility matures in January 2015, with revised principal repayments due in quarterly installments of $4.0 million to $9.0 million commencing in July 2013 and extending through January 2015.  The $40.0 million secured debt facility has an annual interest rate of the three month LIBOR rate plus 8%. Interest is due and payable quarterly.

The amended and restated $40.0 million secured debt facility subjects us to various financial covenants calculated as of the last day of each quarter, including a maximum consolidated leverage ratio, a maximum net consolidated leverage ratio, a minimum consolidated interest coverage ratio, a maximum consolidated capitalization ratio and minimum oil production quota per quarter. We were in compliance with these revised financial covenants at June 30, 2013.

The $40.0 million secured debt facility provides for events of default customary for facilities of this type, the occurrence and continuation of which could result in the acceleration of amounts due under the facility. In addition, the $40.0 million secured debt facility provides for a mandatory repayment of the loans if we secure financing for its gas-to-power project.

The following table is the estimated remaining cash payments related to the $40.0 million secured debt facility, as amended and restated, and excluding potential payments for the Performance Based Arranger Fee but including interest payments (in thousands).

Year
2013	$9,574
2014	25,069
2015	9,186
Total estimated remaining cash payments related to the $40.0 million secured debt facility	$43,829

Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Performance bonds totaling $5.7 million for properties in Peru	$3,460	$3,338
Insurance bonds for import duties related to a construction vessel	-	825
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	250	259
$75.0 million secured debt facility	-	35,000
$40.0 million secured debt facility	4,759	32,727
Unsecured performance bond totaling $0.2 million for office lease agreement	-	-
Restricted cash	$9,119	$72,799

Current portion of restricted cash as of the end of the period	$5,010	$25,129

Long-term portion of restricted cash as of the end of the period	$4,109	$47,670

The $75.0 million secured debt facility we entered into in July 2011 required us to establish a $2.5 million debt service reserve account during the first 15 months the debt facility was outstanding.  After the first 15-month period, we were required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date. The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $75.0 million secured debt facility in the amount of outstanding principal. The remaining principal balance related to the $75.0 million secured debt facility was repaid in May 2013 utilizing the funds in the debt service reserve account related to this debt facility, bringing both the current and non-current balances to zero at June 30, 2013. The restricted cash related to the current and non-current portion of the $75.0 million secured debt financing was $9.5 million and $25.5 million, respectively, at December 31, 2012.

The $40.0 million secured debt facility we entered into in January 2011 required us to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, we must have maintained a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date. The requirement was amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $40.0 million secured debt facility in the amount of outstanding principal. The requirement was subsequently changed when we amended and restated the $40.0 million secured debt facility in May 2013 to maintaining a balance in the debt service reserve account equal to the aggregate amount of payments of principal and interest on the $40.0 million secured debt facility due immediately on the succeeding principal repayment date. The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $4.8 million and none, respectively, at June 30, 2013. The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $14.5 million and $18.2 million, respectively, at December 31, 2012.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, credit agreements, legal requirements or rental practices.

Revision to the 2013 Estimated Capital and Exploratory Expenditures Budget

We are currently estimating our 2013 capital and exploratory expenditures, excluding capitalized interest, to be approximately $19.0 million from $27.0 million for our three onshore blocks in which we hold 100% working interests. Our $19.0 million estimated capital and exploratory expenditures onshore include $9.0 million for shallow drilling activities at Block XXIII as well as $5.0 million of 2-D seismic work for Block XXII. Other expenditures of $5.0 million are also included.

The capital and exploratory expenditures for offshore Block Z-1 are fully carried by Pacific Rubiales under the joint venture agreements in 2013. Our 51% share of the Block Z-1 capital investments to be fully carried by Pacific Rubiales is estimated to be $64.0 million from $79.0 million ($125.0 million gross from $154.0 million gross). Our planned activities at Block Z-1 include $21.0 million of CX-15 developmental drilling for three wells, $17.0 million for projects and engineering at the Corvina and Albacora fields and $7.0 million related to other expenditures. The estimate includes $16.0 million related to a two-well drilling program and facilities at the Albacora field. In addition, exploratory expenditures include $3.0 million for the completion of 3-D seismic survey-related activity, including processing, as well as other engineering projects.

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

On April 27, 2012, we and Pacific Rubiales executed a SPA under which we formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru, and Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1. Pursuant to the SPA, Pacific Rubiales agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012. The transaction provided for certain sale adjustments based upon the collection of revenues, the payment of expenses and income taxes attributable to the properties that took place after an effective date of January 1, 2012 and prior to the closing, which was effective on December 14, 2012. These amounts were considered settled by adjusting down the unused portion of the agreed funding amount of $185.0 million. At June 30, 2013, based on our share of 2013 Block Z-1 capital and exploratory expenditures credited against the carry amount, and the sale adjustments, the carry amount available for our portion of future capital and exploratory expenditures in Block Z-1 was $112.0 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which are generally established for the purpose of facilitating off-balance sheet arrangements.

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

Recent Accounting Pronouncements

On August 22, 2012, the SEC adopted rules mandated by the Dodd-Frank Act requiring entities who file reports with the SEC and commercially develop oil, natural gas or liquids (“resource extraction issuers”) to disclose certain payments made to the U.S. government and foreign governments. The rules provide guidance on the types of payments and information about payments that must be disclosed. The rules required a resource extraction issuer to disclose the information annually by filing a new form with the SEC (Form SD) no later than 150 days after the end of its fiscal year. A resource extraction issuer would have been required to comply with the new rules for fiscal years ending after September 30, 2013. As a result, beginning in 2014, the rules would have required us to annually provide information about the type and total amount of payments made for each project related to the commercial development of oil, natural gas, or minerals, and the type and total amount of payments made to each government. There would have been no impact on our financial position and results of operations, but the new rules would have required additional disclosures in future filings.

However, on July 2, 2013, the District Court for the District of Columbia vacated the SEC’s rule requiring resource extraction issuers to disclose payments made to the U.S. government and foreign governments and has ordered the SEC to conduct further proceedings before enacting a new rule. The SEC may appeal the decision to the Circuit Court of Appeals for the District of Columbia. It is not yet entirely clear if the SEC will ultimately be required to rewrite the rule, or when a final rule will be effective. While the result of the decision is that the SEC’s rule requiring resource extraction issuers to disclose payments made to the U.S. government and foreign governments is no longer effective, a rule in some form must be promulgated by the SEC to implement, though the information that is ultimately required to be made public may be more limited.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business: market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, satisfaction of well testing period requirements, successful installation of required permanent processing facilities, receipt of all required permits, successful completion and installation of new drilling platforms, successful installation and operation of the turbines for the gas-to-power project, availability of capital resources, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism. A more detailed discussion on risks relating to the oil and natural gas industry and to our Company is included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Interest Rate Risk

As of June 30, 2013, we had long-term debt of approximately $180.1 million and $17.0 million of current maturities of long-term debt.

The $40.0 million secured debt facility, which at June 30, 2013 had $40.0 million outstanding, is variable rate debt that exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from the rate at inception, interest expense would increase by approximately $0.3 million annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

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

The fair value of our 6.5% 2015 Convertible Notes as compared to the carrying value at June 30, 2013 and December 31, 2012, was as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
	(in thousands)		(in thousands)
$170.9 million Convertible Notes, 6.5%, due March 2015, net of discount of ($13.8) million at June 30, 2013 and ($17.4) million at December 31, 2012	$157,132	$138,460	$153,479	$147,861

(1)

We estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $138.5 million and $147.9 million at June 30, 2013 and December 31, 2012, respectively, based on observed market prices for the same or similar type of debt issues.

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

For the three months ended June 30, 2013 and 2012, foreign currency gains (losses) were ($0.9) million and ($0.2) million, respectively. For the six months ended June 30, 2013 and 2012, foreign currency gains (losses) were ($1.1) million and ($0.3) million, respectively. Foreign currency gains (losses) are included in other income (expense) in the Consolidated Statements of Operations.

We currently have no foreign currency derivative instruments outstanding. However, we may enter into foreign currency derivative instruments (such as forward contracts, costless collars or swap agreements) in the future if we determine that it is necessary to invest in such instruments in order to mitigate our foreign currency exchange risk.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note-20, “Legal Proceedings,” of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Item 3. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of legal proceedings, which are incorporated into this Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

There are no material changes in our risk factors as previously described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

101.INS	XBRL Instance Document. (Filed herewith)

101.SCH	XBRL Schema Document. (Filed herewith)

101.CAL	XBRL Calculation Linkbase Document. (Filed herewith)

101.LAB	XBRL Label Linkbase Document. (Filed herewith)

101.PRE	XBRL Presentation Linkbase Document. (Filed herewith)

101.DEF	XBRL Definition Linkbase Document. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BPZ Resources, Inc.

Date: August 9, 2013	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President and Chief Executive Officer