Form 10-Q
period 2013-09-30
BPZ RESOURCES, INC.
filed 2013-11-08
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

As of October 31, 2013, there were 117,525,878 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$78,983	$83,540
Accounts receivable	5,423	24,523
Income taxes receivable	1,730	-
Value-added tax receivable	10,416	20,569
Inventory	17,597	19,851
Restricted cash	1,250	25,129
Prepaid and other current assets	6,609	5,734
Total current assets	122,008	179,346

Property, equipment and construction in progress, net	221,203	238,557
Restricted cash	4,109	47,670
Other non-current assets	5,305	5,983
Investment in Ecuador property, net	543	632
Deferred tax asset	63,708	55,242
Total assets	$416,876	$527,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,661	$21,978
Accrued liabilities	13,943	34,013
Other liabilities	20,588	21,792
Current income taxes payable	-	10,460
Accrued interest payable	669	5,234
Derivative financial instruments	-	2,984
Current maturity of long-term debt	-	24,046
Total current liabilities	40,861	120,507

Asset retirement obligation	2,882	2,708
Other non-current liabilities	20,755	20,755
Long-term debt, net	205,112	197,160
Total long-term liabilities	228,749	220,623

Commitments and contingencies (Note 19 and 20)

Stockholders’ equity:
Preferred stock, no par value, 25,000 authorized; none issued and outstanding	-	-
Common stock, no par value, 250,000 authorized; 117,820 and 116,932 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	568,886	560,175
Accumulated deficit	(421,620)	(373,875)
Total stockholders’ equity	147,266	186,300
Total liabilities and stockholders’ equity	$416,876	$527,430

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenue:
Oil revenue, net	$12,500	$28,537	$38,557	$97,691
Other revenue	29	135	99	215

Total net revenue	12,529	28,672	38,656	97,906

Operating and administrative expenses:
Lease operating expense	5,319	14,332	20,094	38,394
General and administrative expense	6,572	6,304	18,498	21,852
Geological, geophysical and engineering expense	857	7,061	1,961	35,801
Depreciation, depletion and amortization expense	7,246	11,204	22,105	34,358
Standby costs	705	1,490	4,073	4,089
Other operating expense	2,683	1,510	2,683	2,266

Total operating and administrative expenses	23,382	41,901	69,414	136,760

Operating loss	(10,853)	(13,229)	(30,758)	(38,854)

Other income (expense):
Income (loss) from investment in Ecuador property, net	(8)	203	161	109
Interest expense, net	(3,559)	(2,302)	(12,137)	(12,592)
Loss on extinguishment of debt	(3,436)	-	(7,222)	(7,318)
Gain (loss) on derivatives	(457)	(4,330)	272	(2,291)
Interest income	128	12	175	22
Other expense	(2,907)	(109)	(4,054)	(354)

Total other expense, net	(10,239)	(6,526)	(22,805)	(22,424)

Loss before income taxes	(21,092)	(19,755)	(53,563)	(61,278)

Income tax benefit	(5,771)	(2,614)	(5,818)	(8,346)

Net loss	$(15,321)	$(17,141)	$(47,745)	$(52,932)

Basic net loss per share	$(0.13)	$(0.15)	$(0.41)	$(0.46)
Diluted net loss per share	$(0.13)	$(0.15)	$(0.41)	$(0.46)

Basic weighted average common shares outstanding	116,009	115,694	115,911	115,594
Diluted weighted average common shares outstanding	116,009	115,694	115,911	115,594

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(47,745)	$(52,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,641	2,090
Depreciation, depletion and amortization	22,105	34,358
Amortization of investment in Ecuador property	89	141
Deferred income taxes	(8,951)	(9,571)
Loss on disposition of assets	2,683	-
Loss on extinguishment of debt	7,222	7,318
Amortization of discount and deferred financing fees	7,177	7,370
Unrealized (gain) loss on derivatives	(2,985)	1,576
Other non-cash items included in income	522	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	19,438	(58)
(Increase) decrease in value-added tax receivable	9,727	(12,573)
(Increase) decrease in inventory	1,749	(650)
Increase in other assets	(862)	(4,276)
Decrease in income taxes receivable	-	445
Decrease in accounts payable	(16,317)	(13,222)
Increase (decrease) in accrued liabilities	(19,855)	3,744
Decrease in income taxes payable	(11,704)	-
Decrease in other liabilities	(1,204)	(560)
Net cash used in operating activities	(36,270)	(36,800)

Cash flows from investing activities:
Property and equipment additions	(8,229)	(68,082)
(Increase) decrease in restricted cash	67,440	(2,082)
Proceeds from maturity of investment securities	1,000	-
Purchase of investment securities	(1,000)	-
Net cash provided by (used in) investing activities	59,211	(70,164)

Cash flows from financing activities:
Borrowings	78,355	176,561
Repayments of borrowings	(99,107)	(49,828)
Deferred and other loan fees	(6,782)	(2,640)
Proceeds from sale of common stock, net	36	78
Net cash provided by (used in) financing activities	(27,498)	124,171

Net increase in cash and cash equivalents	(4,557)	17,207
Cash and cash equivalents at beginning of period	83,540	58,172
Cash and cash equivalents at end of period	$78,983	$75,379

Supplemental cash flow information:
Cash paid for:
Interest	$16,752	$20,800
Income tax	14,131	689
Non — cash items:
Convertible debt exchanged	72,850	-
Depletion allocated to production inventory	27	222
Depreciation on support equipment capitalized to construction in progress	-	37
Reclassification of property and equipment to accounts receivable and accrued liabilities	952	-
Gain on capital lease repayment capitalized to property and equipment	-	180

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

Additionally, through its wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, the Company owns a 10% non-operating net profits interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement and operating agreement covering the property were extended in May 2013 from May 2016 through December 2029.

The Company is in the process of developing its Peruvian oil and natural gas resources.  The Company entered commercial production for Block Z-1 in November 2010 and produces and sells oil from the Corvina and Albacora fields under the Company’s current sales contracts. The Company completed the installation of the new CX-15 platform in the Corvina field to continue the development of the field. In July 2013 the Company spudded the first development well from the new CX-15 platform. The Company also spudded a development well from the A platform in the Albacora field of Block Z-1 in September 2013.

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

Summary of Significant Accounting Policies

The Company provided a summary discussion of significant accounting policies, estimates and judgments in Note-1 to the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2012. These interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

However, on July 2, 2013, the District Court for the District of Columbia vacated the SEC’s rule requiring resource extraction issuers to disclose payments made to the U.S. government and foreign governments and ordered the SEC to conduct further proceedings before enacting a new rule. The SEC may appeal the decision to the Circuit Court of Appeals for the District of Columbia. It is not yet entirely clear if the SEC will ultimately be required to rewrite the rule, or when a final rule will be effective. While the result of the decision is that the SEC’s rule requiring resource extraction issuers to disclose payments made to the U.S. government and foreign governments is no longer effective, a rule in some form must be promulgated by the SEC to implement, though the information that is ultimately required to be made public may be more limited.

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

At closing, Pacific Rubiales exchanged certain loans along with an additional $85.0 million, plus any other amounts due to the Company or from the Company under the SPA, for the interests and assets obtained from the Company under the SPA and under the Block Z-1 License Contract. Proceeds of $150.0 million (less transaction costs of $5.7 million) less the net book value of the assets resulted in a gain of $26.9 million on the sale that was recognized as a component of operating and administrative expenses in connection with the closing. Due to certain tax benefits resulting from the sale, the after tax gain was $31.1 million.

The transaction provided for an adjustment based upon the collection of revenues ($56.1 million) and the payment of expenses ($32.6 million) and income taxes ($5.2 million) attributable to the properties that took place after an effective date of January 1, 2012 and prior to the closing date, which was December 14, 2012. These amounts were settled by adjusting down $18.3 million of the unused portion of the agreed carry amount of $185.0 million by Pacific Rubiales for the Company’s share of capital and exploratory expenditures in Block Z-1. The September 30, 2013 and December 31, 2012 carry amounts were $101.6 million and $126.3 million, respectively.

At September 30, 2013 and December 31, 2012, the Company reflected $19.9 million as other current liabilities and $20.8 million as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by the Company and Pacific Rubiales under the terms of the SPA.

Note 3 — Receivables, Accounts Payable and Accrued Liabilities

Accounts Receivable

Below is a summary of accounts receivable as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Commodity sales	$3,639	$8,618
Accounts receivable - joint venture	1,740	15,885
Other	44	20
Accounts receivable	$5,423	$24,523

Income Taxes Receivable and Current Income Taxes Payable

The Company’s September 30, 2013 and December 31, 2012 income tax receivable amounts were $1.7 million and none, respectively. The September 30, 2013 and December 31, 2012 current income tax payable amounts were none and $10.5 million, respectively.

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

Activity related to the Company’s value-added tax receivable for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Value-added tax receivable as of the beginning of the period	$21,784	$24,720
IGV accrued related to expenditures during period	7,842	67,846
IGV reduced related to sale of oil during period	(17,570)	(46,586)
IGV related to the sale of a 49% participating interest in Block Z-1	-	(24,196)
Value-added tax receivable as of the end of the period	$12,056	$21,784

Current portion of value-added tax receivable as of the end of the period	$10,416	$20,569

Long-term portion of value-added tax receivable as of the end of the period	$1,640	$1,215

See Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information on the long-term portion of the value-added tax receivable.

Accounts Payable and Accrued Liabilities

Below is a summary of accounts payable as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Accounts payable - joint venture	$-	$4,357
Other accounts payable	5,661	17,621
Accounts payable	$5,661	$21,978

The September 30, 2013 and December 31, 2012 accrued liabilities amounts were $14.0 million and $34.0 million, respectively.

Note 4 — Inventory

Inventory consists primarily of crude oil, tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market.

The Company maintains crude oil inventories in storage vessels until the inventory quantities are at a sufficient level to make a delivery to the refinery in Talara, Peru.  Oil inventory is stated at the lower of average cost or market value. Cost is determined on a weighted average basis based on production costs.

Below is a summary of inventory as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Tubular goods, accessories and spare parts	$16,426	$18,343
Crude oil	1,171	1,508
Inventory	$17,597	$19,851

	September 30, 2013	December 31, 2012
Crude oil (barrels)	16,133	17,876
Crude oil (cost per barrel)	$72.58	$84.34

Note 5 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of prepaid and other current assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Prepaid expenses and other	$4,480	$4,538
Prepaid insurance	1,374	441
Insurance receivable	755	755
Prepaid and other current assets	$6,609	$5,734

Prepaid and other current assets are primarily related to prepayments for drilling services, equipment rental, material procurement and deposits that are primarily rent deposits related to the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors’ and officers’ insurance policies. The insurance receivable is related to an incident that occurred in the third quarter of 2011 where, while in the process of moving certain equipment from the A platform in Albacora to the CX-11 platform in Corvina using third parties, certain equipment was damaged. The Company recovered $0.7 million from its insurance carrier in October 2013 related to this claim.

Below is a summary of other non-current assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Debt issue costs, net	$3,665	$4,768
Value-added tax receivable	1,640	1,215
Other non-current assets	$5,305	$5,983

Debt issue costs, net consist of direct transaction costs incurred by the Company in connection with its debt raising efforts, less the amortization of the debt issuance costs to date.

In September 2013, the Company prepaid the remaining principal balance on the $40.0 million secured debt facility (which had been repaid by scheduled principal repayments to $36.0 million). In May 2013, the Company prepaid the remaining principal balance on the $75.0 million secured debt facility and amended and restated the $40.0 million secured debt facility (which had been repaid by scheduled principal repayments to $25.5 million) by increasing the facility size and borrowing an additional $14.5 million. In 2012, the Company prepaid $40.0 million on the $75.0 million secured debt facility and amended both the $75.0 million secured debt facility and $40.0 million secured debt facility. The debt issue costs associated with those agreements were modified in accordance with Accounting Standard Codification (“ASC”) Topic 470 as follows:

(1)

Prior to the May 2012 $40.0 million prepayment on the $75.0 million secured debt facility, the original debt issue costs of $4.4 million had an unamortized balance of $2.8 million. Approximately 53% of the remaining debt issue costs related to the $75.0 million secured debt facility were expensed ($1.5 million) when the Company prepaid 53% of the principal balance in May 2012. In addition, the Company added $1.1 million of debt issue costs incurred with the fourth amendment to the remaining debt issue costs of $1.3 million as the amendment was not considered a substantial modification of debt. In May 2013, the Company prepaid the remaining principal balance on the $75.0 million secured debt facility and, accordingly, expensed the remaining $1.4 million of unamortized debt issue costs as part of the “Loss on extinguishment of debt.”

(2)

Prior to the May 2013 amendment and restatement of the $40.0 million secured debt facility, there were $0.6 million of unamortized debt issue costs. In the amendment and restatement of the $40.0 million secured debt facility (which had been repaid by scheduled principal repayments to $25.5 million) associated with the increase in the facility size and borrowing of an additional $14.5 million, the Company added $1.8 million of debt issue costs incurred to the remaining unamortized debt issue costs of $0.6 million. The amendment and restatement was not considered a substantial modification of debt. The $2.4 million of debt issue costs was to be amortized to expense over the remaining term of the $40.0 million secured debt facility, ending in January 2015, using the effective interest method. In September 2013, the Company prepaid the remaining principal balance on the $40.0 million secured debt facility and, accordingly, expensed the remaining $1.7 million of unamortized debt issue costs as part of the “Loss on extinguishment of debt.”

The Company incurred $4.8 million of original debt issue costs in the first quarter of 2010 associated with $170.9 million of convertible notes due 2015 (the “2015 Convertible Notes”). The debt issue costs are being amortized over the life of the 2015 Convertible Notes, using the effective interest method. As a result of the repurchase of $85.0 million during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt and approximately $0.1 million of unamortized debt issue costs were expensed. The remaining $72.8 million of the repayment was considered an exchange of debt and not deemed a substantial modification of debt. The remaining unamortized debt issue costs of $1.5 million are being amortized over the remaining life of the 2015 Convertible Notes, using the effective interest method.

The Company incurred $2.3 million of original debt issue costs associated with $143.8 million of convertible notes due 2017 (the “2017 Convertible Notes”). The debt issue costs are being amortized over the life of the 2017 Convertible Notes, using the effective interest method.

The following table is the amount of debt issue costs amortized into interest expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Amortization of debt issue costs	$577	$784	$1,995	$2,429
	$577	$784	$1,995	$2,429

For further information regarding the Company’s debt, see Note-10, “Debt.”

At September 30, 2013 and December 31, 2012, the Company classified $1.6 million and $1.2 million, respectively, of its value-added tax receivable balance as a long-term asset, as it believed it would take longer than one year to receive the benefit of this portion of the value-added tax receivable. For further information see Note-3, “Receivables, Accounts Payable and Accrued Liabilities.”

Note 6 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Construction in progress:
Power plant and related equipment	$80,291	$73,958
Platforms and wells	11,998	15,611
Pipelines and processing facilities	2,426	11,784
Other	2,010	1,689
Producing properties (successful efforts method of accounting)	142,210	141,219
Producing equipment	37,439	27,758
Barge and related equipment	53,525	53,425
Office equipment, leasehold improvements and vehicles	9,167	9,249
Accumulated depletion, depreciation and amortization	(117,863)	(96,136)
Property, equipment and construction in progress, net	$221,203	$238,557

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

In January 2013, the Company made a change in its method of estimating the depreciation of producing equipment. The Company changed to the unit-of-production method from a straight-line five-year life method of calculating depreciation because it more accurately matches the costs of production equipment to the Company’s oil production. If the Company had continued using a straight-line five-year life method, depreciation, depletion and amortization expense would have been $0.2 and $0.7 million higher, respectively, for the three and nine months ended September 30, 2013.

The property, equipment and construction in progress, net amounts at September 30, 2013 and December 31, 2012 reflect the sale of a 49% participating interest in Block Z-1.

Exploratory well costs capitalized greater than one year after completion of drilling were $6.6 million as of September 30, 2013, and December 31, 2012. The exploratory well costs relate to the CX11-16X gas well that was drilled in 2007, which tested sufficient quantities of gas and is currently shut-in until such time as a market is established for selling the gas. The Company plans to use the gas from the CX11-16X well for its gas-to-power project. See Note-19, “Commitments and Contingencies” for further information on the gas-to-power project.

During the nine months ended September 30, 2013, the Company incurred capital expenditures of approximately $8.3 million primarily associated with its development of the gas-fired power generation of electricity for sale in Peru.

The capital expenditures added were approximately $6.2 million of costs related to the power plant, which primarily consisted of capitalized interest of $5.6 million, and other capital expenditures incurred were approximately $2.1 million, which included capitalized interest of $1.6 million.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012. Pursuant to the Carry Agreement, Pacific Rubiales provided funding for capital expenditures for Block Z-1 of $41.0 million for the nine months ended September 30, 2013. These capital expenditures were approximately $19.5 million related to the CX-15 development drilling program, the costs incurred in the design, fabrication, installation and pipeline connections related to the CX-15 platform of approximately $12.4 million, $3.0 million associated with the Corvina offshore Lease Automatic Custody Transfer unit and $2.7 million related to the development drilling program at Albacora.

The following table is the amount of interest expense and depreciation expense capitalized to construction in progress for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Interest expense capitalized	$2,237	$5,307	$7,228	$12,039
Depreciation expense capitalized	-	32	$-	$37

Note 7 — Asset Retirement Obligation

An obligation related to the future plug and abandonment of the producing oil wells in the Corvina and Albacora fields and the Pampa la Gallina well in Block XIX has been recorded in accordance with the provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations.” ASC 410-20 requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible, long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the ARO is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost.

Activity related to the Company’s ARO for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
ARO as of the beginning of the period	$2,708	$1,304
Liabilities settled during period	-	(2,093)
Accretion expense	174	89
Revisions in estimates during period	-	3,408
ARO as of the end of the period	$2,882	$2,708

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

Note 8 — Investment in Ecuador Property

The Company has a 10% non-operating net profits interest in the Santa Elena Property. The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense. Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the agreement, which expires in December 2029.

Below is a summary reflecting the Company’s income (loss) from the investment in the Ecuador property for the three and nine months ended September 30, 2013 and 2012, respectively, and the investment in the Ecuador property at September 30, 2013 and December 31, 2012, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Distributions received from investment in Ecuador property	$-	$250	$250	$250
Amortization of investment in Ecuador property	(8)	(47)	(89)	(141)
Income (loss) from investment in Ecuador property, net	$(8)	$203	$161	$109

	September 30, 2013	December 31, 2012
	(in thousands)
Investment in Ecuador property, net	$543	$632

Note 9 — Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Performance bonds totaling $5.7 million for properties in Peru	$3,459	$3,338
Insurance bonds for import duties related to a construction vessel	-	825
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	250	259
$75.0 million secured debt facility	-	35,000
$40.0 million secured debt facility	1,000	32,727
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$5,359	$72,799

Current portion of restricted cash as of the end of the period	$1,250	$25,129

Long-term portion of restricted cash as of the end of the period	$4,109	$47,670

The $75.0 million secured debt facility entered into by the Company in July 2011 required the Company to establish a $2.5 million debt service reserve account during the first 15 months the debt facility was outstanding.  After the first 15-month period, the Company was required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date. The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $75.0 million secured debt facility in the amount of outstanding principal. The remaining principal balance related to the $75.0 million secured debt facility was repaid in May 2013 utilizing the funds in the debt service reserve account related to this debt facility, bringing both the current and non-current balances to zero at September 30, 2013. The restricted cash related to the current and non-current portion of the $75.0 million secured debt financing was $9.5 million and $25.5 million, respectively, at December 31, 2012.

The $40.0 million secured debt facility entered into by the Company in January 2011 required the Company to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The requirement was amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to increase the funding of the debt service reserve account related to the $40.0 million secured debt facility to the amount of outstanding principal. The requirement was subsequently changed when the Company amended and restated the $40.0 million secured debt facility in May 2013 for the Company to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The remaining principal balance related to the $40.0 million secured debt facility was repaid in September 2013 utilizing $3.8 million of funds from the debt service reserve account related to this debt facility. As a result of the repayment of the remaining principal balance of the $40.0 million secured debt facility, it was agreed that the restricted cash balance would remain at $1.0 million relating to the performance based arranger fee (the “Performance Based Arranger Fee”) for the $75.0 million secured debt facility that remains in place through July 2014. Therefore the restricted cash balance related to the current and non-current portion of the $40.0 million secured debt financing was $1.0 million and none, respectively, at September 30, 2013. The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $14.5 million and $18.2 million, respectively, at December 31, 2012.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, credit agreements, legal requirements or rental practices.

Note 10 — Debt

At September 30, 2013 and December 31, 2012, debt consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)

Convertible Notes, 8.5%, due October 2017, net of discount of ($19.3) million at September 30, 2013 and none at December 31, 2012	$124,457	$-
Convertible Notes, 6.5%, due March 2015, net of discount of ($5.3) million at September 30, 2013 and ($17.4) million at December 31, 2012	80,655	153,479
$75.0 million Secured Debt Facility, 3-month LIBOR plus 9%, due July 2015	-	35,000
$40.0 million Secured Debt Facility, 3-month LIBOR plus 8%, due January 2015	-	32,727
	205,112	221,206
Less: Current maturity of long-term debt	-	24,046
Long-term debt, net	$205,112	$197,160

Convertible Notes due 2017

During the third quarter of 2013, the Company closed on an offering for an aggregate of $143.8 million of convertible notes due 2017 which amount includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the 2017 Convertible Notes in addition to the original offering of $125.0 million. The 2017 Convertible Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness and rank senior in the right of payment to all of our existing and future subordinated debt.  The 2017 Convertible Notes are effectively subordinate to any secured indebtedness the Company may have to the extent of the value of the assets collateralizing such indebtedness.  The 2017 Convertible Notes are not guaranteed by the Company’s subsidiaries. The International Finance Corporation held the right to participate in the offering for up to 45 days after being notified of the terms of the offering, which, if exercised would have increased the size of the offering. The International Finance Corporation notified the Company that they will not exercise their right to participate.

The interest rate on the 2017 Convertible Notes is 8.50% per year with interest payments due on April 1st and October 1st of each year.  The 2017 Convertible Notes mature with repayment of $143.8 million (assuming no conversion) on October 1, 2017 (the “2017 Maturity Date”).

The conversion rate is 249.5866 shares per $1,000 principal amount (equal to an initial conversion price of approximately $4.0066 per share of common stock). Upon conversion, the Company must deliver, at its option, either (1) a number of shares of its common stock determined as set forth in the Indenture agreement dated September 24, 2013 (the “2013 Indenture”), (2) cash, or (3) a combination of cash and shares of its common stock.

Holders may convert their 2017 Convertible Notes at their option at any time prior to the close of business on the second business day immediately preceding the 2017 Maturity Date under any of the following circumstances:

(1) during any fiscal quarter (and only during such fiscal quarter) commencing after October 1, 2013, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the conversion price of the 2017 Convertible Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

(2) prior to July 1, 2017, during the five business-day period after any ten consecutive trading-day period in which the trading price of $1,000 principal amount of the 2017 Convertible Notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; or

(3) upon the occurrence of one of a specified number of corporate transactions.

Holders may also convert the 2017 Convertible Notes at their option at any time beginning on July 1, 2017, and ending at the close of business on the second business day immediately preceding the 2017 Maturity Date or may hold the 2017 Convertible Notes to maturity and be paid their outstanding principal in cash.

The Company may not redeem the 2017 Convertible Notes prior to the 2017 Maturity Date.

If the Company experiences any one of certain specified types of corporate transactions, holders may require the Company to purchase all or a portion of their 2017 Convertible Notes. Any repurchase of the notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The 2013 Indenture for the 2017 Convertible Notes contains customary terms and covenants and events of default, the occurrence and continuation of which could result in the acceleration of amounts due under the 2017 Convertible Notes.

Net proceeds from the sale of the 2017 Convertible Notes, after deducting the discounts and commissions and any offering expenses payable by the Company, were approximately $124.5 million.  The 2017 Convertible Notes were issued with a 10% discount or $14.4 million. The underwriter received commissions of approximately $4.3 million in connection with the sale and the Company incurred $0.6 million of direct expenses in connection with the offering.  The Company used the net proceeds for general corporate purposes, including funding its exploration and production efforts or other projects or to reduce or refinance its outstanding debt.

The Company accounts for the 2017 Convertible Notes in accordance with ASC Topic 470, “Debt”, as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Under the accounting guidance, convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to be separated into liability and equity components, with the liability component amount determined in a manner that reflects the issuer’s non-convertible debt borrowing rate. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest cost using the effective interest method over the term of the 2017 Convertible Notes. In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

The Company estimated its non-convertible borrowing rate at the date of issuance of the 2017 Convertible Notes to be 12.9%. The 12.9% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as the Company and was obtained through a quote from the underwriter. Using the income method and discounting the principal and interest payments of the 2017 Convertible Notes using the 12.9% non-convertible borrowing rate, the Company estimated the fair value of the $143.8 million 2017 Convertible Notes to be approximately $124.5 million with the discount being approximately $19.3 million. The discount of $19.3 million includes the 10% discount of $14.4 million and the value of the equity component of $4.9 million. The discount is being amortized as non-cash interest expense over the life of the 2017 Convertible Notes using the effective interest method. In addition, the Company allocated approximately $2.3 million of the $4.9 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the notes using the effective interest method. Approximately $0.1 million of fees and commissions were treated as transaction costs associated with the equity component and the remaining $2.5 million was expensed to other expense under the caption other income (expense).

The following table is the estimated remaining cash payments including interest payments related to the 2017 Convertible Notes, assuming no conversion (in thousands):

Year
2013	$-
2014	12,219
2015	12,219
2016	12,219
2017	155,969
Total estimated remaining cash payments related to the 2017 Convertible Notes	$192,626

The Company evaluated the 2013 Indenture for the 2017 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of September 30, 2013, the net amount of $124.5 million includes the $143.8 million of principal reduced by $19.3 million of the remaining unamortized discount. The net amount of the equity component is $4.8 million, which includes the initial discount of $4.9 million reduced by $0.1 million of direct transaction costs. The remaining unamortized discount of $19.3 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2017 Convertible Notes, which mature in October 2017.  At September 30, 2013, using the initial conversion rate of 249.5866 shares per $1,000 principal amount of the 2017 Convertible Notes, if the $143.8 million of principal were converted into shares of common stock, the notes would convert into approximately 35.9 million shares of common stock.  As of September 30, 2013, there is no excess if-converted value to the holders of the 2017 Convertible Notes as the price of the Company’s common stock at September 30, 2013, $1.95 per share, is less than the conversion price.

The annual effective interest rate on the 2017 Convertible Notes, including the amortization of debt issue costs, is approximately 13.3%.

Convertible Notes due 2015

During the first quarter of 2010, the Company closed on a private offering for an aggregate of $170.9 million of convertible notes due 2015. The 2015 Convertible Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are effectively subordinate to all of the Company’s secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by the Company’s subsidiaries. In September 2013, the Company repurchased $85.0 million of the principal balance of the $170.9 million of the 2015 Convertible Notes.

The interest rate on the 2015 Convertible Notes is 6.50% per year with interest payments due on March 1st and September 1st of each year.  The 2015 Convertible Notes mature with repayment of the remaining balance of $85.9 million (assuming no conversion) on March 1, 2015 (the “2015 Maturity Date”).

The initial conversion rate of 148.3856 shares per $1,000 principal amount (equal to an initial conversion price of approximately $6.74 per share of common stock) was adjusted on February 3, 2011 in accordance with the terms of the Indenture agreement dated February 8, 2010 (the “2010 Indenture”).

As a result, the conversion rate and conversion price changed to 169.0082 and $5.9169, respectively. Upon conversion, the Company must deliver, at its option, either (1) a number of shares of its common stock determined as set forth in the 2010 Indenture, (2) cash, or (3) a combination of cash and shares of its common stock.

Holders may convert their 2015 Convertible Notes at their option at any time prior to the close of business on the second business day immediately preceding the 2015 Maturity Date under any of the following circumstances:

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

Holders may also convert the 2015 Convertible Notes at their option at any time beginning on February 1, 2015, and ending at the close of business on the second business day immediately preceding the 2015 Maturity Date or may hold the 2015 Convertible Notes to maturity and be paid their outstanding principal in cash.

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

The 2010 Indenture for the 2015 Convertible Notes contains customary terms and covenants and events of default, the occurrence and continuation of which could result in the acceleration of amounts due under the 2015 Convertible Notes.

Net proceeds from the sale of the $170.9 million of 2015 Convertible Notes, after deducting the discounts and commissions and any offering expenses payable by the Company, were approximately $164.9 million.  The initial purchaser received commissions of approximately $5.5 million in connection with the sale and the Company incurred approximately $0.6 million of direct expenses in connection with the offering.  The Company used the net proceeds for general corporate purposes, including capital expenditures and working capital, reduction or refinancing of debt, and other corporate obligations.

The Company accounts for the 2015 Convertible Notes in accordance with ASC Topic 470, “Debt”, as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Under the accounting guidance, convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to be separated into liability and equity components, with the liability component amount determined in a manner that reflects the issuer’s non-convertible debt borrowing rate. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest cost using the effective interest method over the term of the 2015 Convertible Notes. In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

The Company estimated its non-convertible borrowing rate at the date of issuance of the 2015 Convertible Notes to be 12%. The 12% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as the Company and was obtained through a quote from the initial purchaser. Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, the Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million. The discount is being amortized as non-cash interest expense over the life of the notes using the effective interest method. In addition, the Company allocated approximately $4.8 million of the $6.1 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the 2015 Convertible Notes using the effective interest method. The remaining $1.3 million of fees and commissions were treated as transaction costs associated with the equity component. The net amount of the equity component is $33.3 million, which includes the discount of $34.6 million reduced by $1.3 million of direct transaction costs.

In September 2013, the Company repurchased $85.0 million of the 2015 Convertible Notes. As a result of the repurchase of $85.0 million during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt and the remaining $72.8 million of the repayment was considered an exchange of debt and not deemed a substantial modification of debt. The $85.0 million of 2015 Convertible Notes were repurchased with an approximate discount of 10%. The Company recognized a gain on the retirement of the debt of approximately $0.2 million and this gain is included in the “Loss on extinguishment of debt” in the consolidated statement of operations. For further information on debt issue costs see Note-4, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The following table is the estimated remaining cash payments including interest payments related to the 2015 Convertible Notes, assuming no conversion (in thousands):

Year
2013	$-
2014	5,583
2015	88,681
Total estimated remaining cash payments related to the 2015 Convertible Notes	$94,264

The Company evaluated the 2010 Indenture for the 2015 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of September 30, 2013, the net amount of $80.6 million of 2015 Convertible Notes outstanding includes the $85.9 million of principal reduced by $5.3 million of the remaining unamortized discount. The remaining unamortized discount of $5.3 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2015 Convertible Notes, which mature in March 2015.  At September 30, 2013, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $85.9 million of principal were converted into shares of common stock, the notes would convert into approximately 14.5 million shares of common stock.  As of September 30, 2013, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of the Company’s common stock at September 30, 2013, $1.95 per share, is less than the conversion price.

For the three and nine months ended September 30, 2013, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.5%.

The following table is the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Interest expense related to the contractual interest coupon	$2,671	$2,778	$8,226	$8,333
Amortization of debt discount expense	1,529	1,690	5,182	4,941
Amortization of debt issue costs	245	240	740	713
Interest expense related to the 2015 Convertible Notes	$4,445	$4,708	$14,148	$13,987

$75.0 Million Secured Debt Facility

On July 6, 2011, the Company and its subsidiaries entered into a credit agreement with Credit Suisse and other parties (collectively the “lenders”), whereby the lenders agreed to provide a $75.0 million secured debt facility in two loan tranches to the Company’s subsidiary, BPZ E&P. The full amount available under the $75.0 million secured debt facility was drawn down by the Company on July 7, 2011. In April 2012, the Company and the lenders amended the terms of the $75.0 million secured debt facility and in May 2012, the Company prepaid $40.0 million of the principal balance of the $75.0 million secured debt facility. In May 2013, the Company prepaid the remaining principal balance of the $75.0 million secured debt facility.

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

As a result of the prepayment and amendment during the second quarter of 2012, the Company incurred $5.8 million of fees and prepayment premium and $1.1 million of debt issue costs. The $5.8 million in fees and prepayment premium were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations, with 25% being paid at the time of the amendment and prepayment and 25% being paid at the time of each of the next three quarterly interest payment dates ending in January 2013. Approximately $1.5 million of the remaining $2.8 million of unamortized debt issue costs associated with the initial loan was expensed as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations when the Company prepaid $40.0 million of principal. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The $75.0 million secured debt facility, as amended, provides for an ongoing fee through July 2014 payable by BPZ E&P to the lenders, of the Performance Based Arranger Fee whose amount is determined by the change in the price of Brent crude oil at inception of the loans and the price at each principal repayment date in accordance with the original loan principal repayment dates, subject to a 12% ceiling of the original principal amount borrowed. For further information on the Performance Based Arranger Fee, see Note-11, “Derivative Financial Instruments” and Note-13, “Fair Value Measurements and Disclosures.”

$40.0 Million Secured Debt Facility

In January 2011, the Company, through its subsidiaries, completed a credit agreement with Credit Suisse whereby Credit Suisse provided a $40.0 million secured debt facility to the Company’s power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. On April 27, 2012, the Company and its subsidiaries, Empresa Eléctrica Nueva Esperanza S.R.L. and BPZ E&P, entered into a fourth amendment to the $40.0 million secured debt facility with Credit Suisse. In May 2013, the Company amended and restated the $40.0 million secured debt facility (which had been repaid by scheduled principal repayments to $25.5 million) by increasing the facility size and borrowing an additional $14.5 million. In September 2013, the Company prepaid the remaining principal balance of the $40.0 million secured debt facility.

In 2013, the $14.5 million of proceeds from the amended and restated $40.0 million secured debt facility was utilized to meet the Company’s 2013 capital, exploration and development work programs as well as for general corporate purposes. In 2011, the proceeds from the $40.0 million secured debt facility were utilized to meet the Company’s 2011 capital, exploration and development work programs, and to reduce other debt obligations.

As a result of the prepayment of the remaining principal balance during the third quarter of 2013, the Company incurred $2.0 million in fees and prepayment premium. The $2.0 million in fees and prepayment premium were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations. Approximately $1.7 million representing the remaining unamortized debt issue costs loan was expensed as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations when the Company prepaid the remaining principal. For information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

In May 2013, as a result of amending and restating the $40.0 million secured debt facility (which had been repaid by scheduled principal repayments to $25.5 million) to increase the facility size and borrowing an additional $14.5 million, the Company added $1.8 million of debt issue costs. The $1.8 million of new debt issue costs was combined with the remaining $0.6 million of unamortized debt issue costs and will be amortized over the remaining term, ending in January 2015, using the effective interest method. For further information on debt issue costs, see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The $40.0 million secured debt facility, as amended, provided for ongoing fees through July 2013 payable to Credit Suisse including a Performance Based Arranger Fee whose amount is determined by the change in the price of Brent crude oil at inception of the loan and the price at each principal repayment date in accordance with the original loan principal repayment dates, subject to a 18% ceiling of the original principal amount borrowed. For further information on the Performance Based Arranger Fee, see Note-11, “Derivative Financial Instruments” and Note-13, “Fair Value Measurements and Disclosures.”

Interest Expense

The following table is a summary of interest expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Interest expense	$5,796	$7,609	$19,365	$24,631
Capitalized interest expense	(2,237)	(5,307)	(7,228)	(12,039)
Interest expense, net	$3,559	$2,302	$12,137	$12,592

Note 11 — Derivative Financial Instruments

Objective and Strategies for Using Derivative Instruments:

In connection with the $40.0 million secured debt facility through July 2013 and the $75.0 million secured debt facility through July 2014, the Company and Credit Suisse agreed that a portion of the arranger fee would be based on the performance of oil prices and be payable at each of the principal repayment dates.  The fee is calculated by multiplying the original principal payment amount by the change in oil prices from the loan origination date and the oil price at each original principal repayment date. Additionally, the fee is capped at 18% of the $40.0 million secured debt facility and 12% of the $75.0 million secured debt facility. The Performance Based Arranger Fee is being accounted for as an embedded financing derivative under ASC Topic 815, “Derivatives and Hedging” and, accordingly, is being recorded at fair value with any mark-to-market changes in value reflected as gain or loss on derivatives in the accompanying Consolidated Statements of Operations.

Derivative Financial Instruments Not Designated as Hedging Instruments

Amount of Gain (Loss) on Derivative Instruments Recognized in Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Realized derivative gain (loss)	$(816)	$(715)	$(2,713)	$(715)
Unrealized derivative gain (loss)	359	(3,615)	2,985	(1,576)
Total gain (loss) on derivative financial instruments	$(457)	$(4,330)	$272	$(2,291)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Net loss	$(15,321)	$(17,141)	$(47,745)	$(52,932)

Shares:
Basic weighted average common shares outstanding	116,009	115,694	115,911	115,594

Incremental shares from assumed conversion of dilutive share based awards	-	-	-	-

Diluted weighted average common shares outstanding	116,009	115,694	115,911	115,594
Excluded share based awards (1)	8,020	6,113	8,020	6,113
Excluded 2017 convertible debt shares (1)	35,878	-	35,878	-
Excluded 2015 convertible debt shares (1)	14,516	28,890	14,516	28,890

Basic net loss per share	$(0.13)	$(0.15)	$(0.41)	$(0.46)
Diluted net loss per share	$(0.13)	$(0.15)	$(0.41)	$(0.46)

(1) Inclusion of the shares for these awards would have had an antidilutive effect.

Stock Option and Restricted Stock Plans

The Company has in effect the 2007 Long-Term Incentive Compensation Plan, as amended in 2010 to increase the number of shares available (the “2007 LTIP”), and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and the Directors’ Plan provide for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants, and employees of certain of the Company’s affiliates, as well as non-employee directors. The number of shares authorized under the amended 2007 LTIP and Directors’ Plan is 8.0 million and 2.5 million, respectively. As of September 30, 2013, approximately 0.8 million shares remain available for future grants under the 2007 LTIP and 0.5 million shares remain available for future grants under the Directors’ Plan.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation,” for the three and nine months ended September 30, 2013 and 2012, respectively, and are included in “General and administrative expense” on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Employee stock—based compensation costs	$879	$532	$2,183	$1,669
Director stock—based compensation costs	157	133	450	398
Employee stock purchase plan costs	2	5	8	23
	$1,038	$670	$2,641	$2,090

Restricted Stock Awards and Performance Shares

On March 1, 2013, the Company’s Board of Directors awarded 644,190 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP. The restricted stock awards generally vest on the second anniversary of the grant date. For the nine months ended September 30, 2013, the weighted average grant date fair value per share of the restricted stock granted was $2.72.

On March 1, 2013, the Company awarded its non-employee directors a total of 238,973 shares of restricted stock under the Directors’ Plan. The restricted stock awards generally vest on the second anniversary of the grant date. For the nine months ended September 30, 2013, the weighted average grant date fair value per share of the restricted stock granted was $2.72.

Stock Options

On March 1, 2013, the Company’s Board of Directors awarded officers and other key employees a total of 802,678 options to purchase the Company’s common stock under the Company’s 2007 LTIP. These options generally vest in equal annual installments over a three-year period from the grant date.

For the nine months ended September 30, 2013, the weighted average exercise price per share of the option awards granted was $2.72 and the weighted average fair value per share of the option awards granted was $1.78.

Employee Stock Purchase Plan

The employee stock purchase plan, which was approved by the shareholders on June 24, 2011, provides eligible employees the opportunity to acquire shares of BPZ Resources, Inc. common stock at a discount through payroll deductions. Employees are allowed to purchase up to 2,500 shares in any one offering period (not longer than twenty-seven months), within IRS limitations and plan rules. The offering period means each period of time which common stock is offered to participants. Unless otherwise determined by the Compensation Committee, a new offering period shall commence on the first day of each calendar quarter. Generally, the purchase price for stock acquired under the plan is the lower of 85% (subject to Compensation Committee adjustment) of the fair market value of the common stock on the grant date or the fair market value of the common stock on the investment date. Under this plan, 2,000,000 common shares were reserved for issuance and purchase by eligible employees. Activity under this plan began in the first quarter of 2012. At September 30, 2013, 1,940,833 shares were available for issuance. On October 1, 2013, 7,304 shares were issued to employees at a price of $1.50 per share.

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of variable financing arranger fee payments that are dependent on the change in oil prices from the loan origination date of the Company’s $40.0 million secured debt facility (through July 2013), the $75.0 million secured debt facility (through July 2014) and the oil price on each repayment date. The Company estimates the fair value of these payments based on published forward commodity price curves at each financial reporting date. The discount rate used to discount the associated cash flows is based on the Company’s credit-adjusted risk-free rate. Accordingly, these derivatives are considered to be a Level 2 measurement on the fair value hierarchy. For further information regarding the Company’s derivatives, see Note-11, “Derivative Financial Instruments.”

Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

Fair Value Measurements Using:
	Balance Sheet	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Location	(Level 1)	(Level 2)	(Level 3)
(in thousands)
September 30, 2013
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$-	$-
	Non-current Liabilities	-	-	-
		$-	$-	$-

December 31, 2012
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$2,984	$-
	Non-current Liabilities	-	-	-
		$-	$2,984	$-

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of long-lived assets, at fair value on a non-recurring basis. As none of the Company’s non-financial assets or liabilities were impaired as of September 30, 2013 and December 31, 2012, and no other fair value measurements were required to be recognized on a non-recurring basis, additional disclosures were not provided.

Additional Fair Value Disclosures

Debt with Fixed Interest Rates

The fair value information regarding the Company’s fixed rate debt at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Convertible Notes, 8.5%, due October 2017, net of discount of ($19.3) million at September 30, 2013 and none at December 31, 2012 (1)	$124,457	$135,125	$-	$-
Convertible Notes, 6.5%, due March 2015, net of discount of ($5.3) million at September 30, 2013 and ($17.4) million at December 31, 2012 (2)	80,655	79,448	153,479	147,861

(1)

The Company estimated the fair value of the 2017 Convertible Notes to be approximately $135.1 million and none at September 30, 2013 and December 31, 2012, respectively, based on observed market prices for the same or similar types of debt issues. The fair value of the 2017 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

(2)

The Company estimated the fair value of the 2015 Convertible Notes to be approximately $79.4 million and $147.9 million at September 30, 2013 and December 31, 2012, respectively, based on observed market prices for the same or similar types of debt issues. The fair value of the 2015 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

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

The following table is the amount of royalty costs of approximately 5% of gross revenues for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Royalty costs	$665	$1,520	$2,068	$5,346
	$665	$1,520	$2,068	$5,346

Note 15 — Standby Costs

For the three and nine months ended September 30, 2013, the Company incurred $0.7 million and $4.1 million, respectively, in standby costs. During the three and nine months ended September 30, 2012, the Company incurred $1.5 million and $4.1 million, respectively, in standby costs.

During the three months ended September 30, 2013 the Company had the Petrex-21 rig on standby for approximately two months. During the three months ended September 30, 2012, the Company had the Petrex-18 rig on standby for approximately one month, the Petrex-28 rig on standby for approximately one month and the Petrex-10 rig on standby for approximately one month.

During the nine months ended September 30, 2013 the Company had the Petrex-10 rig partially or fully on standby for approximately three months and two rigs, the Petrex-28 rig and Petrex-21 rig, partially or fully on standby for approximately five months. During the nine months ended September 30, 2012, the Company had the Petrex-18 rig on standby for approximately seven months, the Petrex-28 rig on standby for approximately one month and the Petrex-10 rig on standby for approximately one month.

Note 16— Other Operating Expense

For the three and nine months ended September 30, 2013, the Company reported $2.7 million of charges in the Consolidated Statements of Operations as “Other operating expense.” The Company expensed these costs related to historical pre-development drilling studies for drilling locations and platform technologies and associated capitalized interest as it believes that these locations and technologies may change and it does not see a future value of these studies.

For the three and nine months ended September 30, 2012, the Company reported $1.5 million and $2.3 million, respectively, of abandonment charges in the Consolidated Statements of Operations as “Other operating expense.” The Company accrued $2.3 million of abandonment costs related to a platform in the Piedra Redonda field in Block Z-1, as it is obligated to ensure the platform does not cause a threat to marine vessels operating in the area or marine wildlife. The $2.3 million charge is in addition to amounts previously recorded related to the platform abandonment costs in the Piedra Redonda field in the third quarter of 2010.

Note 17 — Income Tax

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Income (loss) before income taxes:
United States	$(16,287)	$(4,920)	$(25,480)	$(13,265)
Foreign	(4,805)	(14,835)	(28,083)	(48,013)
	$(21,092)	$(19,755)	$(53,563)	$(61,278)

Income tax expense (benefit):
United States	$-	$396	$668	$1,375
Foreign	(5,771)	(3,010)	(6,486)	(9,721)
	$(5,771)	$(2,614)	$(5,818)	$(8,346)

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

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or nine months ended September 30, 2013 or 2012, respectively. The Company did not have any uncertain tax positions generated from unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of September 30, 2013 or December 31, 2012.

Note 18 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three and nine months ended September 30, 2013 and 2012, respectively. Accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, the Peruvian national oil company, Petroperu. The majority of the Company’s long-lived assets are located in Peru. Management does not consider its investment in Ecuador as a separate business segment.

Note 19 — Commitments and Contingencies

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 give employees working in private companies engaged in activities generating income as defined by the Income Tax Law, the right to share in the company’s profits.  According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the rate at 8%. However, in Peru, the Hydrocarbon Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are instead included under “Companies Performing Other Activities.” As a result, Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income (loss) before income taxes as reported under GAAP. For the three and nine months ended September 30, 2013 and 2012, respectively, profit sharing expense was not material to the Company as the Company’s Peruvian subsidiaries did not have a material amount of “income subject to taxation” per the Peruvian tax code as a result of the Company declaring commercial production in the Corvina field, which allowed certain exploration and development costs to be deductible in 2013 and 2012 that were not deductible in previous years.  According to Peruvian tax laws, the Company is subject to profit sharing expense in any year its Peruvian subsidiaries are profitable.

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

The Company currently estimates the gas-to-power project will cost approximately $153.5 million, excluding capitalized interest, working capital and 18% value-added tax which will be recovered via future revenue billings. The $153.5 million includes $133.5 million for the estimated cost of the power plant and $20.0 million for the estimated cost of the construction of the natural gas pipeline. While the Company has held initial discussions with several potential joint venture partners for the gas-to-power project in an attempt to secure additional financing and other resources for the project, the Company has not entered into any definitive agreements with a potential partner. In the event the Company is able to identify and reach an agreement with a potential joint venture partner, it may only retain a minority position in the project. However, the Company, along with its Block Z-1 partner, Pacific Rubiales, expects to retain the responsibility for the construction of the pipeline as well as retain ownership of the pipeline. The Company has obtained certain permits and is in the process of obtaining additional permits to proceed with the project.

Note 20 — Legal Proceedings

From time to time, the Company may become a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, the Company is not currently a party to any proceeding that it believes could have a potentially material adverse effect on its financial condition, results of operations or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion contained in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” and Item 1A., “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition, you should read our Risk Factors in the Form 8-K Exhibit 99.3, filed on September 19, 2013.

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

Additionally, through our wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we own a 10% non-operating net profits interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). The license agreement and operating agreement covering the property were extended in May 2013 from May 2016 through December 2029.

We are in the process of developing our Peruvian oil and gas resources. We entered commercial production for Block Z-1 in November 2010 and produce and sell oil from the Corvina and Albacora fields under our current sales contracts. We completed the installation of the new CX-15 platform in the Corvina field to continue the development of the field. In July 2013 we spudded the first development well from the new CX-15 platform. We also spudded a development well from the A platform in the Albacora field of Block Z-1 in September 2013.

From the time we began producing from the CX-11 platform in the Corvina field in November 2007 and the Albacora field in December 2009, through September 30, 2013, we have produced approximately 6.3 MMBbls of oil.

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

Our current activities and related planning are focused on the following objectives:

●	Optimizing oil production in the Corvina field in Block Z-1;

●	Initiating an offshore drilling campaign for the new CX-15 platform;

●	Processing and analyzing the data from the three dimensional (“3-D”) seismic survey in Block Z-1 to guide further exploration and development activity within the Block;

●	Working with our Block Z-1 partner, Pacific Rubiales, to continue to develop the Corvina field and the Albacora field and to explore the remainder of Block Z-1;

●	Continuing acquisition, processing and interpretation of seismic data both onshore and offshore to better understand the characteristics and potential of our properties;

●	Planning and permitting an onshore drilling campaign to explore and appraise our properties and meet our applicable license requirements;

●	Identifying potential partners for our other operations; and

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

A data room for Blocks XIX and XXIII was opened, with Credit Suisse Securities (USA) LLC managing the formal process to find a joint venture partner for these onshore Blocks. The two Blocks comprise over 800,000 acres and hold both oil and gas potential, with Block XXIII bordering the northern part of the prolific Talara oil fields. Interested parties have reviewed the data, however, we believe it will be in the best interests of the Company to further de-risk the Block XXIII prospects by drilling up to three shallow exploratory wells on the large anticline identified by 3-D seismic before pursuing further partnering opportunities. We have received approval to move the previously agreed drilling locations to conform to the 3-D seismic results.

In addition, our business plan includes a gas-to-power project as part of our overall gas marketing strategy, which entails the installation of 10 miles of gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple cycle electric generating plant. The proposed power plant site is located adjacent to an existing substation and power transmission lines which are capable of handling up to 420 MW of power. We currently plan to wholly- or partially-own this power generation facility. The gas-to-power project is planned to generate a revenue stream by creating a market for the non-associated gas discovered in our Corvina field that is currently shut-in. This project has not yet been financed and we continue to consider the best alternatives for the project. Meanwhile, we have obtained certain permits and are in the process of obtaining additional permits to proceed with the project.

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

Block Z-1

Divestiture

On April 27, 2012, we and Pacific Rubiales (together with its subsidiaries) executed a SPA under which we formed an unincorporated joint venture with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru. Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest, including reserves, in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012. In order to finalize the joint venture, Peruvian governmental approvals were needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract. Until the required approvals were obtained, Pacific Rubiales provided a $65.0 million down payment on the purchase price and other funds which we initially accounted for as loans to continue to fund our Block Z-1 capital and exploratory activities. These amounts were reflected as long-term debt prior to closing the transaction.

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

At closing, Pacific Rubiales exchanged certain loans along with an additional $85.0 million, plus any other amounts due to us or from us under the SPA, for the interests and assets obtained from us under the SPA and under the Block Z-1 License Contract. Proceeds of $150.0 million (less transaction costs of $5.7 million) less the net book value of the assets sold of $117.4 million resulted in a gain of $26.9 million on the sale that was recognized as a component of operating and administrative expenses in connection with the closing. Due to certain tax benefits resulting from the sale, the after tax gain was $31.1 million.

The transaction provided for an adjustment based upon the collection of revenues ($56.1 million) and the payment of expenses ($32.6 million) and income taxes ($5.2 million) attributable to the properties that took place after the effective date of January 1, 2012 and prior to the closing date, which was December 14, 2012. These amounts were settled by adjusting down $18.3 million of the unused portion of the agreed funding of $185.0 million by Pacific Rubiales for our share of capital and exploratory expenditures in Block Z-1 (“carry amount”). At September 30, 2013 and December 31, 2012, the carry amount was $101.6 million and $126.3 million, respectively.

At September 30, 2013 and December 31, 2012, we reflected $19.9 million as other current liabilities and $20.8 million as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by us and Pacific Rubiales under the terms of the SPA.

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

Corvina's CX-11 platform is currently producing and work is underway there to expand the capacity of the existing gas injection compressor.

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

The platform monitoring and control system modifications necessary to facilitate operation of the CX-15 platform are complete. Equipment is tracking platform response to weather and ocean conditions as well as draft. As a precaution, an anchoring system was installed to provide redundancy to the spud can, which anchors the platform. In July 2013 we spudded the first development well from the new CX-15 platform. We are currently performing production tests on this well.

Further, we are working on installing a Lease Automatic Custody Transfer (“LACT”) unit at the Corvina field to meet the agreed date to comply with applicable regulations.  We expect to commence operation of the LACT unit during the fourth quarter of 2013 on a floating storage and offloading vessel.

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

Installation of the Albacora gas and water reinjection equipment was completed and the equipment was ready for reinjection start up early in the first quarter of 2012. We received the required environmental permit for gas injection on October 29, 2012. The Albacora field is no longer subject to an extended well testing program, and the gas and water reinjection equipment is operating in a routine manner. We spudded a development well from the A platform in the Albacora field of Block Z-1 in September 2013. We expect to complete this well by the end of 2013 or the beginning of 2014.

Block Z-1 Seismic

We completed the 3-D seismic survey of the area to assess our prospects before conducting further drilling operations, as well as to comply with our exploration commitments under our Block Z-1 License Contract. On November 3, 2011, we received the environmental permit to acquire approximately 1,600 square km of 3-D seismic data in our offshore Block Z-1 that was granted by the DGAAE. The seismic survey began in the first quarter of 2012. A second seismic boat was contracted to acquire the remaining areas where the CGGVeritas Vantage vessel was unable to safely navigate. The 3-D seismic acquisition on the remaining areas of Block Z-1 commenced in September 2012, with completion in February 2013. Processing the seismic data acquired to date was completed by Fugro Seismic Services.

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

Block XXII

As a result of the 258 km of 2-D seismic survey completed in 2011, three prospects and one lead have been defined. Evaluation continues and we expect to develop a detailed assessment of each prospect in order to define their technical merit and risk to determine their exploration potential. We plan to conduct an additional 2-D seismic program in 2014 as confirmation of potential drilling locations, and plan to drill exploratory tests after receipt of the necessary environmental permits.

We have notified Perupetro that the commitment for the second exploration period will be the drilling of one well. The timing of the actual drilling will depend on approval of the environmental permit, which is in process, and subsequent receipt of the necessary ancillary permits. Drilling on Block XXII is expected no earlier than 2014.

Block XXIII

In 2011, we acquired approximately 370 square km of 3-D seismic data and 312 km of 2-D seismic data which included certain areas of interest within the Palo Santo region and four other prospects that are a part of the Mancora gas play. The processing of the 3-D and 2-D data of Block XXIII has been completed and evaluated.

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

We currently estimate the gas-to-power project will cost approximately $153.5 million, excluding capitalized interest, working capital and 18% value-added tax which will be recovered via future revenue billings.  The $153.5 million includes $133.5 million for the estimated cost of the power plant and $20.0 million for the natural gas pipeline. While we have held initial discussions with several potential joint venture partners for the gas-to-power project in an attempt to secure additional financing and other resources for the project, we have not entered into any definitive agreements with a potential partner.  In the event we are able to identify and reach an agreement with a potential joint venture partner, we may only retain a minority position in the project. However, we, along with our Block Z-1 partner, expect to retain the responsibility for the construction and ownership of the pipeline. We have obtained certain permits and are in the process of obtaining additional permits to proceed with the project.

Results of Operations

The following table sets forth revenues and operating expenses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase/ (Decrease)	2013	2012	Increase/ (Decrease)
	(in thousands except per bbl information)			(in thousands except per bbl information)
Net sales volume:
Oil (MBbls)	123	285	(162)	388	942	(554)

Net revenue:
Oil revenue, net	$12,500	$28,537	$(16,037)	$38,557	$97,691	$(59,134)
Other revenue	29	135	(106)	99	215	(116)
Total net revenue	12,529	28,672	(16,143)	38,656	97,906	(59,250)

Average sales price (approximately):
Oil (per Bbl)	$101.46	$100.25	$1.21	$99.42	$103.67	$(4.25)

Operating and administrative expenses:
Lease operating expense	5,319	14,332	(9,013)	20,094	38,394	(18,300)
General and administrative expense	6,572	6,304	268	18,498	21,852	(3,354)
Geological, geophysical and engineering expense	857	7,061	(6,204)	1,961	35,801	(33,840)
Depreciation, depletion and amortization expense	7,246	11,204	(3,958)	22,105	34,358	(12,253)
Standby costs	705	1,490	(785)	4,073	4,089	(16)
Other operating expense	2,683	1,510	1,173	2,683	2,266	417
Total operating and administrative expenses	$23,382	$41,901	$(18,519)	$69,414	$136,760	$(67,346)

Operating loss	$(10,853)	$(13,229)	$2,376	$(30,758)	$(38,854)	$8,096

Net Oil Revenue

For the three months ended September 30, 2013, our net oil revenue decreased by $16.0 million to $12.5 million from $28.5 million for the same period in 2012. The decrease in net oil revenue is due to a decrease in the amount of oil sold of 162 MBbls partially offset by an increase of $1.21, or 1.2%, in the average per barrel sales price received. Total sales for the three months ended September 30, 2013 were 123 MBbls compared to 285 MBbls for the same period in 2012.

For the nine months ended September 30, 2013, our net oil revenue decreased by $59.1 million to $38.6 million from $97.7 million for the same period in 2012. The decrease in net oil revenue is due to: (1) a decrease in the amount of oil sold of 554 MBbls, and (2) a decrease of $4.25, or 4.1%, in the average per barrel sales price received. Total sales for the nine months ended September 30, 2013 were 388 MBbls compared to 942 MBbls for the same period in 2012.

The decrease in amount of oil sold is primarily due to the December 2012 sale of a 49% participating interest in Block Z-1 to Pacific Rubiales (140 MBbls and 462 MBbls for the three and nine months ended September 30, 2012, respectively).

The price/volume analysis is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(in thousands)
2012 Oil revenue, net	$28,537	$97,691
Changes associated with sales volumes	(16,186)	(57,488)
Changes associated with prices	149	(1,646)
2013 Oil revenue, net	$12,500	$38,557

For the three months ended September 30, 2013, we had consistent oil production from seven gross (3.6 net) producing wells, and intermittent production from four gross (2.0 net) wells. During the same period in 2012, we had consistent oil production from seven (gross and net) producing wells and intermittent production from two (gross and net) wells. Total oil production for the three months ended September 30, 2013 was 122 MBbls compared to 262 MBbls for the same period in 2012.

On a pro forma basis, our production for the three months ended September 30, 2012 would have been 134 MBbls, assuming the sale of the 49% participating interest in Block Z-1 had closed on January 1, 2012.

For the nine months ended September 30, 2013, we had consistent oil production from seven gross (3.6 net) producing wells and intermittent production from four gross (2.0 net) wells. During the same period in 2012, we had consistent oil production from seven (gross and net) producing wells and intermittent production from four wells (gross and net). Total oil production for the nine months ended September 30, 2013 was 386 MBbls compared to 938 MBbls for the same period in 2012.

On a pro forma basis, our production for the nine months ended September 30, 2012 would have been 478 MBbls, assuming the sale of the 49% participating interest in Block Z-1 had closed on January 1, 2012.

The decrease in oil production is due to the December 2012 sale of a 49% participating interest in Block Z-1 to Pacific Rubiales (128 MBbls and 460 MBbls for the three and nine months ended September 30, 2013, respectively), higher than expected decline rates in oil production in the Corvina field, and lower oil production from the Albacora field.

The revenues above are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro as stipulated in the Block Z-1 License Contract based on production levels.

The following table is the amount of royalty costs of approximately 5% of gross revenues for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Royalty costs	$665	$1,520	$2,068	$5,346
	$665	$1,520	$2,068	$5,346

Other Revenue

For the three and nine months ended September 30, 2013, we recognized none and $0.1 million, respectively, of other revenue associated with the chartering of support vessels. For the three and nine months ended September 30, 2012, we recognized $0.1 million and $0.2 million, respectively, of other revenue associated with the chartering of support vessels.

Lease Operating Expense

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities, as well as crude oil transportation and inventory changes. These costs include, among others, workover expenses, maintenance and repair expenses, operator fees, processing fees, insurance and transportation expenses.

For the three months ended September 30, 2013, lease operating expenses decreased by $9.0 million to $5.3 million ($43.24 per Bbl) from $14.3 million ($50.29 per Bbl). The decrease is primarily due to a reduction in lease operating expenses of $7.0 million related to the sale of a 49% participating interest in Block Z-1 in December 2012. Additionally, workover expenses decreased $1.0 million primarily due to no major workovers performed in 2013, compared to one major workover in 2012, decreased repairs and maintenance expense of $0.6 million due to fewer maintenance and repairs on vessel support services, lower costs of $0.5 million associated with the change in oil inventory in the three months ended September 30, 2013 compared to the change in oil inventory in the three months ended September 30, 2012, partially offset by higher other lease operating expenses of $0.1 million.

For the nine months ended September 30, 2013, lease operating expenses decreased by $18.3 million to $20.1 million ($51.79 per Bbl) from $38.4 million ($40.76 per Bbl). The decrease is primarily due to a reduction in lease operating expenses of $18.8 million related to the sale of a 49% participating interest in Block Z-1 in December 2012. Additionally, repairs and maintenance expense decreased by $2.5 million primarily due to fewer maintenance and repairs on vessel support services, contract pumping services decreased by $0.8 million due to reduced rent of hydraulic jet pumps used to assist oil production, salaries expense decreased by $0.5 million and other lease operating expenses were lower by $0.8 million. These decreases were offset by higher workover expenses of $3.7 million primarily associated with the one major workover performed in 2013, compared to the one major workover in 2012, higher fuel costs of $0.8 million and higher costs of $0.6 million associated with the change in oil inventory in the nine months ended September 30, 2013 compared to the change in oil inventory in the nine months ended September 30, 2012.

General and Administrative Expense

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the three months ended September 30, 2013, general and administrative expenses increased by $0.2 million to $6.6 million from $6.4 million for the same period in 2012.  Stock-based compensation expense, a subset of general and administrative expenses, was $1.0 million for the three months ended September 30, 2013 and $0.7 million for the same period in 2012. Other general and administrative expenses decreased $0.1 million to $5.6 million from $5.7 million for the same period in 2012. The $0.1 million decrease is due to lower other general and administrative expenses.

For the nine months ended September 30, 2013, general and administrative expenses decreased by $3.4 million to $18.5 million from $21.9 million for the same period in 2012.  Stock-based compensation expense, a subset of general and administrative expenses, was $2.6 million for the nine months ended September 30, 2013 and $2.1 million for the same period in 2012. Other general and administrative expenses decreased $3.9 million to $15.9 million from $19.8 million for the same period in 2012. The $3.9 million decrease is due to lower third party costs primarily related to the 2012 Block Z-1 transaction of $1.1 million, lower salary and related costs of $1.0 million, lower non-income taxes of $1.0 million, and lower other general and administrative expenses of $0.8 million.

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

For the three months ended September 30, 2013, geological, geophysical and engineering expenses decreased $6.2 million to $0.9 million compared to $7.1 million for the same period in 2012. The decrease is due to the seismic acquisition program in place for Block Z-1 that occurred in 2012 compared to the lower activity and funding of seismic expenses in Block Z-1 by Pacific Rubiales in 2013 under the carry agreement.

For the nine months ended September 30, 2013, geological, geophysical and engineering expenses decreased $33.8 million to $2.0 million compared to $35.8 million for the same period in 2012. The decrease is due to the seismic acquisition activity associated with our seismic data acquisition plan for Block Z-1 that occurred in 2012 compared to the lower activity and funding of seismic expenses in Block Z-1 by Pacific Rubiales in 2013.

Depreciation, Depletion and Amortization Expense

For the three months ended September 30, 2013, depreciation, depletion and amortization expense decreased $4.0 million to $7.2 million from $11.2 million for the same period in 2012. For the nine months ended September 30, 2013, depreciation, depletion and amortization expense decreased $12.3 million to $22.1 million from $34.4 million for the same period in 2012.

For the three months ended September 30, 2013, depletion expense decreased $2.1 million to $5.0 million from $7.1 million during the same period in 2012. For the nine months ended September 30, 2013, depletion expense decreased $8.1 million to $15.3 million from $23.4 million during the same period in 2012. The decreases for the three and nine months ended September 30, 2013 compared to the same periods in 2012 are primarily due to lower production in the Corvina and Albacora fields in 2013 due to the sale of a 49% participating interest in the Block Z-1 license contract in December 2012.

For the three months ended September 30, 2013, depreciation expense decreased $1.9 million to $2.2 million compared to $4.1 million for the same period in 2012. For the nine months ended September 30, 2013, depreciation expense decreased $4.2 million to $6.8 million compared to $11.0 million for the same period in 2012. The decreases are primarily due to assets included in the sale of a 49% participating interest in the Block Z-1 license contract in December 2012 and the change in our method of estimating the depreciation of producing equipment to the unit-of-production method from a straight-line five-year life method, partially offset by a change in useful life, as a result of new laws, of two vessels used in our marine operations that is contributing an additional $0.6 million of depreciation expense per quarter beginning in the third quarter of 2012 and is expected to continue through December 2014.

Standby Costs

For the three months ended September 30, 2013, standby costs decreased $0.8 million to $0.7 million from $1.5 million for the same period in 2012. During the three months ended September 30, 2013 we had the Petrex-21 rig on standby for approximately two months. During the three months ended September 30, 2012, we had the Petrex-18 rig on standby for approximately one month, the Petrex-28 rig on standby for approximately one month and the Petrex-10 rig on standby for approximately one month.

For the nine months ended September 30, 2013, standby costs were $4.1 million and also $4.1 million for the same period in 2012. During the nine months ended September 30, 2013 we had the Petrex-10 rig partially or fully on standby for approximately three months and two rigs, the Petrex-28 rig and Petrex-21 rig, partially or fully on standby for approximately five months. During the nine months ended September 30, 2012, we had the Petrex-18 rig on standby for approximately seven months, the Petrex-28 rig on standby for approximately one month and the Petrex-10 rig on standby for approximately one month.

Other Operating Expense

For the three and nine months ended September 30, 2013, we reported $2.7 million of charges in the Consolidated Statements of Operations as “Other operating expense.” We expensed these costs related to historical pre-development drilling studies for drilling locations and platform technologies and associated capitalized interest as we believe that these locations and technologies may change and it does not see a future value of these studies.

For the three and nine months ended September 30, 2012, we reported $1.5 million and $2.3 million, respectively, of abandonment charges in the Consolidated Statements of Operations as “Other operating expense.” We accrued $2.3 million of abandonment costs related to a platform in the Piedra Redonda field in Block Z-1, as we are obligated to ensure the platform does not cause a threat to marine vessels operating in the area or marine wildlife. The $2.3 million charge is in addition to amounts recorded previously related to the platform abandonment costs in the Piedra Redonda field in the third quarter of 2010.

Other Income (Expense)

Other income (expense) includes non-operating income items. These items include interest expense and income, loss on the extinguishment of debt, gains or losses on foreign currency transactions, income and amortization related to the investment in our Ecuador property as well as gains or losses on derivative financial instruments. For the three months ended September 30, 2013, total other expense increased $3.7 million to $10.2 million compared to $6.5 million during the same period in 2012. For the nine months ended September 30, 2013, total other expense increased $0.4 million to $22.8 million compared to $22.4 million during the same period in 2012. The change is due primarily to the following:

Interest expense: For the three months ended September 30, 2013, we recognized approximately $3.5 million of net interest expense, which included $5.7 million of interest expense reduced by $2.2 million of capitalized interest expense. For the same period in 2012, we recognized $2.3 million in net interest expense, which included $7.6 million of interest expense reduced by $5.3 million of capitalized interest. The increase of $1.2 million in net interest expense is due to lower interest capitalized of $3.1 million due to lower average construction in progress as a result of the CX-15 platform, partially offset by lower interest expense of $1.9 million resulting from a lower average of interest bearing debt outstanding between the two periods due to the $40.0 million principal debt prepayment made in May 2012 on the $75.0 million secured debt facility, scheduled principal repayments since March 2012 and the retirement of the remaining $30.5 million of the $75.0 million secured debt facility in May 2013.

For the nine months ended September 30, 2013, we recognized approximately $12.1 million of net interest expense, which included $19.3 million of interest expense reduced by $7.2 million of capitalized interest expense. For the same period in 2012, we recognized $12.6 million in net interest expense, which included $24.6 million of interest expense reduced by $12.0 million of capitalized interest. The decrease of $0.5 million in net interest expense is due to lower interest expense of $5.3 million resulting from a lower average of interest bearing debt outstanding between the two periods due to the $40.0 million principal debt prepayment made in May 2012 on the $75.0 million secured debt facility, scheduled principal repayments since March 2012 and the retirement of the remaining $30.5 million of the $75.0 million secured debt facility in May 2013.

Loss on extinguishment of debt: As a result of the prepayment of the remaining $30.5 million under the $75.0 million secured debt facility during the second quarter of 2013, we incurred $2.4 million of fees and prepayment premium and expensed $1.4 million of unamortized debt issue costs. These amounts were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations. As a result of the prepayment of the remaining $36.0 million under the $40.0 million secured debt facility during the third quarter of 2013, we incurred $2.0 million of fees and prepayment premium and expensed $1.7 million of unamortized debt issue costs. These amounts were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations. As a result of the repurchase of $85.0 million of principal amount of the convertible notes due 2015 (the “2015 Convertible Notes”) during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt. We recognized a gain on the retirement of the debt of approximately $0.2 million and this gain is included in the “Loss on extinguishment of debt” in the Consolidated Statement of Operations. For the three and nine months ended September 30, 2013, we reported $3.4 million and $7.2 million, respectively, as a loss on extinguishment of debt.

As a result of the prepayment and amendment to the $75.0 million secured debt facility during the second quarter of 2012, we incurred $5.8 million of fees and prepayment premium and $1.1 million of debt issue costs. The $5.8 million in fees and prepayment premium was recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations, with 25% being paid at the time of the amendment and prepayment and 25% being paid at the time of each of the next three quarterly interest payment dates ending in January 2013. Approximately $1.5 million of the remaining $2.8 million of unamortized debt issue costs associated with the initial loan was expensed as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations when we prepaid $40.0 million of principal on the $75.0 million secured debt facility. For the three and nine months ended September 30, 2012, we reported none and $7.3 million, respectively, as a loss on extinguishment of debt.

Gain (loss) on derivatives: In connection with obtaining the $40.0 million and $75.0 million secured debt facilities in January and July 2011, respectively, we entered into Performance Based Arranger Fees that we account for as embedded derivatives. As a result of the fair value measurement at September 30, 2013 and 2012, respectively, the loss associated with the embedded derivatives decreased $3.9 million to a $0.4 million loss for the three months ended September 30, 2013 from a $4.3 million loss for the same period in 2012, and from the measurement at January 1, 2013 and January 1, 2012, respectively, the loss associated with the embedded derivatives decreased $2.6 million to a $0.3 million gain for the nine months ended September 30, 2013 from a $2.3 million loss for the same period in 2012.

Other expense: For the three months ended September 30, 2013, other expense increased $2.8 million to $2.9 million compared to $0.1 million in the same period in 2012. For the nine months ended September 30, 2013, other expense increased $3.7 million to $4.1 million compared to $0.4 million in the same period in 2012. For the three and nine ended September 30, 2013, expenses of $2.5 million relating to the issuance of the 2017 Convertible Notes were included. There were no similar expenses for the same periods in 2012. Also, for the three months ended September 30, 2013 and 2012, foreign currency gains (losses) were none and $0.1 million, respectively. For the nine months ended September 30, 2013 and 2012, foreign currency gains (losses) were ($1.1) million and ($0.2) million, respectively.

Income Taxes

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Income (loss) before income taxes:
United States	$(16,287)	$(4,920)	$(25,480)	$(13,265)
Foreign	(4,805)	(14,835)	(28,083)	(48,013)
	$(21,092)	$(19,755)	$(53,563)	$(61,278)

Income tax expense (benefit):
United States	$-	$396	$668	$1,375
Foreign	(5,771)	(3,010)	(6,486)	(9,721)
	$(5,771)	$(2,614)	$(5,818)	$(8,346)

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

Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of tax expense in the Consolidated Statement of Operations. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended September 30, 2013 or 2012, respectively. We did not have any uncertain tax positions generated from unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of September 30, 2013 or December 31, 2012.

Net Loss

For the three months ended September 30, 2013, our net loss decreased $1.8 million to a net loss of $15.3 million or ($0.13) per basic and diluted share from a net loss of $17.1 million or ($0.15) per basic and diluted share for the same period in 2012. For the nine months ended September 30, 2013, our net loss decreased $5.2 million to a net loss of $47.7 million or ($0.41) per basic and diluted share from a net loss of $52.9 million or ($0.46) per basic and diluted share for the same period in 2012.

Liquidity, Capital Resources and Capital Expenditures

At September 30, 2013, we had cash and cash equivalents of $79.0 million, an accounts receivable balance of $5.4 million and working capital of $81.1 million.

At September 30, 2013, we had trade accounts payable and accrued liabilities of $19.6 million.

At September 30, 2013, our outstanding debt consisted of the 2015 Convertible Notes whose net amount of $80.6 million includes the $85.9 million of principal reduced by $5.3 million of the remaining unamortized discount and (“the 2017 Convertible Notes”) whose net amount of $124.5 million includes the $143.8 million of principal reduced by $19.3 million of the remaining unamortized discount. At September 30, 2013, the current and long-term portions of our long-term debt were none and $205.1 million, respectively.

	For the Nine Months Ended September 30,
Cash Flows	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(36,270)	$(36,800)
Investing activities	59,211	(70,164)
Financing activities	(27,498)	124,171

Operating Activities

Cash used in operating activities decreased by $0.5 million to a use of cash of $36.3 million for the nine months ended September 30, 2013 from a use of cash of $36.8 million for the same period in 2012. The change in cash flows before changes in operating assets and liabilities decreased $7.6 million due to lower revenues, partially offset by lower geological, geophysical and engineering expense, as well as the impact of lower lease operating expenses and lower other costs. Changes in cash flow as a result of changes in operating assets and liabilities provided a decrease in the use of cash of $8.1 million. The decrease in the use of cash is due to changes in assets (primarily value-added tax receivable of $22.3 million and accounts receivable of $19.5 million mainly related to amounts due from our Block Z-1 joint venture partner) providing a source of cash of $47.2 million. Partially offsetting these amounts are the changes in liabilities (primarily accrued liabilities of $23.6 million) providing a use of cash of $39.1 million.

Investing Activities

Net cash provided by investing activities increased by $129.4 million to $59.2 million for the nine months ended September 30, 2013 from a use of cash of $70.2 million for the same period in 2012. The increase in cash provided by investing activities is due to a change in restricted cash of $69.5 million due to the repayment of the $75.0 million secured debt facility and the $40.0 million secured debt facility and decreased capital expenditures of $59.9 million, primarily due to the funding of our share of capital expenditures for Block Z-1 provided by Pacific Rubiales under the Carry Agreement.

2013 Capital Expenditures

During the nine months ended September 30, 2013, we incurred capital expenditures of approximately $8.3 million primarily associated with our development of the gas-fired power generation of electricity for sale in Peru.

The capital expenditures added were approximately $6.2 million of costs related to the power plant, which primarily consisted of capitalized interest of $5.6 million, and other capital expenditures incurred were approximately $2.1 million, which included capitalized interest of $1.6 million.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012. Pursuant to the carry agreement, Pacific Rubiales provided funding for capital expenditures for Block Z-1 of $41.0 million for the nine months ended September 30, 2013. These capital expenditures were approximately $19.5 million related to the CX-15 development drilling program, the costs incurred in the design, fabrication, installation and pipeline connections related to the CX-15 platform of approximately $12.4 million, $3.0 million associated with the Corvina offshore Lease Automatic Custody Transfer unit and $2.7 million related to the development drilling program at Albacora.

Financing Activities

Cash used in financing activities decreased by $151.7 million to a use of cash of $27.5 million for the nine months ended September 30, 2013, compared to a source of cash of $124.2 million for the same period in 2012. The increase in cash used in financing activities is due to lower borrowings of $98.2 million in 2013 compared to 2012 (primarily borrowing of $176.6 million from Pacific Rubiales in 2012 as compared to the drawdown of $14.5 million from the $40.0 million secured debt facility in May 2013 and the issuance of the 2017 Convertible Notes of $63.9 million), higher repayments of $49.3 million in 2013 compared to 2012 (primarily the repayment of $38.8 million under the $75.0 million secured facility, the repayment of $49.3 million under the $40.0 million secured facility and the repayment of $11.0 million under the 2015 Convertible Notes in 2013 as compared to the repayments of $42.9 million under the $75.0 million secured facility, $3.6 million under the $40.0 million secured debt facility and $3.3 million for capital leases in 2012) and higher debt issue costs and other of $4.2 million in 2013 compared to 2012.

Shelf Registration

To finance our operations, we may sell additional shares of our common stock or other securities. Our certificate of formation does not provide for preemptive rights, although we may grant similar rights by contract from time to time. We currently have $134.6 million in common stock covered for potential issuance under an effective shelf registration statement, and another $356.2 million covered under the same shelf registration statement for debt securities, common stock, preferred stock, depositary shares and securities warrants, subscription rights, units, and guarantees of debt securities or any combination thereof, which we may sell from time to time in one or more offerings pursuant to underwritten public offerings, negotiated transactions, at the market transactions, block trades or a combination of these methods. This registration statement will expire on December 20, 2013.

Debt

At September 30, 2013 and December 31, 2012, debt consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)

Convertible Notes, 8.5%, due October 2017, net of discount of ($19.3) million at September 30, 2013 and none at December 31, 2012	$124,457	$-
Convertible Notes, 6.5%, due March 2015, net of discount of ($5.3) million at September 30, 2013 and ($17.4) million at December 31, 2012	80,655	153,479
$75.0 million Secured Debt Facility, 3-month LIBOR plus 9%, due July 2015	-	35,000
$40.0 million Secured Debt Facility, 3-month LIBOR plus 8%, due January 2015	-	32,727
	205,112	221,206
Less: Current maturity of long-term debt	-	24,046
Long-term debt, net	$205,112	$197,160

Convertible Notes due 2017

During the third quarter of 2013, we closed on an offering for an aggregate of $143.8 million of convertible notes due 2017 which amount includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the 2017 Convertible Notes in addition to the original offering of $125.0 million. The 2017 Convertible Notes are general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and rank senior in the right of payment to all of our existing and future subordinated debt.  The 2017 Convertible Notes are effectively subordinate to any of our secured indebtedness we may have to the extent of the value of the assets collateralizing such indebtedness.  The 2017 Convertible Notes are not guaranteed by our subsidiaries. The International Finance Corporation held the right to participate in the offering for up to 45 days after being notified of the terms of the offering, which, if exercised would have increased the size of the offering. The International Finance Corporation notified us that they will not exercise their right to participate.

The interest rate on the 2017 Convertible Notes is 8.50% per year with interest payments due on April 1st and October 1st of each year.  The 2017 Convertible Notes mature with repayment of $143.8 million (assuming no conversion) on October 1, 2017 (the “2017 Maturity Date”).

The conversion rate is 249.5866 shares per $1,000 principal amount (equal to an initial conversion price of approximately $4.0066 per share of common stock). Upon conversion, we must deliver, at our option, either (1) a number of shares of our common stock determined as set forth in the Indenture agreement dated September 24, 2013 (the “2013 Indenture”), (2) cash, or (3) a combination of cash and shares of our common stock.

Holders may convert their 2017 Convertible Notes at their option at any time prior to the close of business on the second business day immediately preceding the 2017 Maturity Date under any of the following circumstances:

(1) during any fiscal quarter (and only during such fiscal quarter) commencing after October 1, 2013, if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price of the 2017 Convertible Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

(2) prior to July 1, 2017, during the five business-day period after any ten consecutive trading-day period in which the trading price of $1,000 principal amount of the 2017 Convertible Notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; or

(3) upon the occurrence of one of a specified number of corporate transactions.

Holders may also convert the 2017 Convertible Notes at their option at any time beginning on July 1, 2017, and ending at the close of business on the second business day immediately preceding the 2017 Maturity Date or may hold the 2017 Convertible Notes to maturity and be paid their outstanding principal in cash.

We may not redeem the 2017 Convertible Notes prior to the Maturity Date.

If we experience any one of certain specified types of corporate transactions, holders may require us to purchase all or a portion of their 2017 Convertible Notes. Any repurchase of the notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The 2013 Indenture for the 2017 Convertible Notes contains customary terms and covenants and events of default, the occurrence and continuation of which could result in the acceleration of amounts due under the 2017 Convertible Notes.

Net proceeds from the sale of the 2017 Convertible Notes, after deducting the discounts and commissions and any offering expenses payable by us, were approximately $124.5 million.  The 2017 Convertible Notes were issued with a 10% discount or $14.4 million. The underwriter received commissions of approximately $4.3 million in connection with the sale and we incurred $0.6 million of direct expenses in connection with the offering.  We used the net proceeds for general corporate purposes, including funding its exploration and production efforts or other projects or to reduce or refinance its outstanding debt.

We accounted for the 2017 Convertible Notes in accordance with ASC Topic 470, “Debt”, as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Under the accounting guidance, convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to be separated into liability and equity components, with the liability component amount determined in a manner that reflects the issuer’s non-convertible debt borrowing rate. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest cost using the effective interest method over the term of the 2017 Convertible Notes. In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

We estimated its non-convertible borrowing rate at the date of issuance of the 2017 Convertible Notes to be 12.9%. The 12.9% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as us and was obtained through a quote from the underwriter. Using the income method and discounting the principal and interest payments of the 2017 Convertible Notes using the 12.9% non-convertible borrowing rate, we estimated the fair value of the $143.8 million 2017 Convertible Notes to be approximately $124.5 million with the discount being approximately $19.3 million. The discount of $19.3 million includes the 10% discount of $14.4 million and the value of the equity component of $4.9 million. The discount is being amortized as non-cash interest expense over the life of the 2017 Convertible Notes using the effective interest method. In addition, we allocated approximately $2.3 million of the $4.9 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the notes using the effective interest method. Approximately $0.1 million of fees and commissions were treated as transaction costs associated with the equity component and the remaining $2.5 million was expensed to other expense under the caption other income (expense).

The following table is the estimated remaining cash payments including interest payments related to the 2017 Convertible Notes, assuming no conversion (in thousands):

Year
2013	$-
2014	12,219
2015	12,219
2016	12,219
2017	155,969
Total estimated remaining cash payments related to the 2017 Convertible Notes	$192,626

We evaluated the 2013 Indenture for the 2017 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of September 30, 2013, the net amount of $124.5 million includes the $143.8 million of principal reduced by $19.3 million of the remaining unamortized discount. The net amount of the equity component is $4.8 million, which includes the initial discount of $4.9 million reduced by $0.1 million of direct transaction costs. The remaining unamortized discount of $19.3 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2017 Convertible Notes, which mature in October 2017.  At September 30, 2013, using the initial conversion rate of 249.5866 shares per $1,000 principal amount of the 2017 Convertible Notes, if the $143.8 million of principal were converted into shares of common stock, the notes would convert into approximately 35.9 million shares of common stock.  As of September 30, 2013, there is no excess if-converted value to the holders of the 2017 Convertible Notes as the price of our common stock at September 30, 2013, $1.95 per share, is less than the conversion price.

The annual effective interest rate on the 2017 Convertible Notes, including the amortization of debt issue costs, is approximately 13.3%.

Convertible Notes due 2015

During the first quarter of 2010, we closed on a private offering for an aggregate of $170.9 million of convertible notes due 2015. The 2015 Convertible Notes are our general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are effectively subordinate to all of our secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by our subsidiaries. In September 2013, we repurchased $85.0 million of the principal balance of the $170.9 million of the 2015 Convertible Notes.

The interest rate on the 2015 Convertible Notes is 6.50% per year with interest payments due on March 1st and September 1st of each year.  The 2015 Convertible Notes mature with repayment of the remaining balance of $85.9 million (assuming no conversion) on March 1, 2015 (the"2015 Maturity Date").

The initial conversion rate of 148.3856 shares per $1,000 principal amount (equal to an initial conversion price of approximately $6.74 per share of common stock) was adjusted on February 3, 2011 in accordance with the terms of the Indenture agreement dated February 8, 2010 (the "2010 Indenture").

As a result, the conversion rate and conversion price changed to 169.0082 and $5.9169, respectively. Upon conversion, we must deliver, at our option, either (1) a number of shares of our common stock determined as set forth in the 2010 Indenture, (2) cash, or (3) a combination of cash and shares of our common stock.

Holders may convert their 2015 Convertible Notes at their option at any time prior to the close of business on the second business day immediately preceding the 2015 Maturity Date under any of the following circumstances:

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

Holders may also convert the 2015 Convertible Notes at their option at any time beginning on February 1, 2015, and ending at the close of business on the second business day immediately preceding the maturity date or may hold the 2015 Convertible Notes to maturity and be paid their outstanding principal in cash.

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

The 2010 Indenture agreement for the 2015 Convertible Notes contains customary terms and covenants and events of default, the occurrence and continuation of which could result in the acceleration of amounts due under the 2015 Convertible Notes.

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

We accounted for the $170.9 million of 2015 Convertible Notes in accordance with Accounting Standard Codification (“ASC”) Topic 470, “Debt”, as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Under the accounting guidance, convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to be separated into liability and equity components, with the liability component amount determined in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest cost using the effective interest method over the term of the 2015 Convertible Notes. In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

We estimated our non-convertible borrowing rate at the date of issuance of the 2015 Convertible Notes to be 12%. The 12% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as us and was obtained through a quote from the initial purchaser. Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, we estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million. The discount is being amortized as non-cash interest expense over the life of the notes using the effective interest method. In addition, we allocated approximately $4.8 million of the $6.1 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the 2015 Convertible Notes using the effective interest method. The remaining $1.3 million of fees and commissions were treated as transaction costs associated with the equity component. The net amount of the equity component is $33.3 million, which includes the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs.

In September 2013, we repurchased $85.0 million of the 2015 Convertible Notes. As a result of the repurchase of $85.0 million during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt and the remaining $72.8 million of the repayment was considered an exchange of debt and not deemed a substantial modification of debt. The $85.0 million of 2015 Convertible Notes were repurchased with an approximate discount of 10%. We recognized a gain on the retirement of the debt of approximately $0.2 million and this gain is included in the “Loss on extinguishment of debt” in the consolidated statement of operations. For information on debt issue costs see Note-4, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The following table is the estimated remaining cash payments, including interest payments related to the 2015 Convertible Notes, assuming no conversion (in thousands):

Year
2013	$-
2014	5,583
2015	88,681
Total estimated remaining cash payments related to the 2015 Convertible Notes	$94,264

We evaluated the 2010 Indenture for the 2015 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of September 30, 2013, the net amount of $80.6 million of 2015 Convertible Notes outstanding includes the $85.9 million of principal reduced by $5.3 million of the remaining unamortized discount. The remaining unamortized discount of $5.3 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2015 Convertible Notes, which mature in March 2015.  At September 30, 2013, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $85.9 million of principal were converted into shares of common stock, the notes would convert into approximately 14.5 million shares of common stock.  As of September 30, 2013, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of our common stock at September 30, 2013, $1.95 per share, is less than the conversion price.

For the three and nine months ended September 30, 2013, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.5%.

The following table is the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Interest expense related to the contractual interest coupon	$2,671	$2,778	$8,226	$8,333
Amortization of debt discount expense	1,529	1,690	5,182	4,941
Amortization of debt issue costs	245	240	740	713
Interest expense related to the 2015 Convertible Notes	$4,445	$4,708	$14,148	$13,987

$75.0 Million Secured Debt Facility

On July 6, 2011, we and our subsidiaries entered into a credit agreement with Credit Suisse and other parties (collectively the “lenders”), whereby the lenders agreed to provide a $75.0 million secured debt facility in two loan tranches to our subsidiary, BPZ E&P. The full amount available under the $75.0 million secured debt facility was drawn down by us on July 7, 2011. In April 2012, we and the lenders amended the terms of the $75.0 million secured debt facility and in May 2012, we prepaid $40.0 million of the principal balance of the $75.0 million secured debt facility. In May 2013, we prepaid the remaining principal balance of the $75.0 million secured debt facility.

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

As a result of the prepayment and amendment during the second quarter of 2012, we incurred $5.8 million of fees and a prepayment premium and $1.1 million of debt issue costs. The $5.8 million in fees and prepayment premium were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations, with 25% being paid at the time of the amendment and prepayment and 25% being paid at the time of each of the next three quarterly interest payment dates ending in January 2013. Approximately $1.5 million of the remaining $2.8 million of unamortized debt issue costs associated with the initial loan was expensed as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations when we prepaid $40.0 million of principal. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

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

$40.0 Million Secured Debt Facility

In January 2011, we, through our subsidiaries, completed a credit agreement with Credit Suisse whereby Credit Suisse provided a $40.0 million secured debt facility to our power generation subsidiary, Empresa Eléctrica Nueva Esperanza S.R.L. On April 27, 2012, we and our subsidiaries, Empresa Eléctrica Nueva Esperanza S.R.L. and BPZ E&P, entered into a fourth amendment to the $40.0 million secured debt facility with Credit Suisse. In May 2013, we amended and restated the $40.0 million secured debt facility (which had been repaid by scheduled principal repayments to $25.5 million) by increasing the facility size and borrowing an additional $14.5 million. In September 2013, we prepaid the remaining principal balance of the $40.0 million secured debt facility.

In 2013, the $14.5 million of proceeds from the amended and restated $40.0 million secured debt facility was utilized to meet our 2013 capital, exploration and development work programs as well as for general corporate purposes. In 2011, the proceeds from the $40.0 million secured debt facility were utilized to meet our 2011 capital, exploration and development work programs, and to reduce other debt obligations.

As a result of the prepayment of the remaining principal balance during the third quarter of 2013, we incurred $2.0 million in fees and prepayment premium. The $2.0 million in fees and prepayment premium were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations. Approximately $1.7 million representing the remaining unamortized debt issue costs loan was expensed as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations when the Company prepaid the remaining principal. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

In May 2013, as a result of amending and restating the $40.0 million secured debt facility (which had been repaid by scheduled principal repayments to $25.5 million) to increase the facility size and borrowing an additional $14.5 million, we added $1.8 million of debt issue costs. The $1.8 million of new debt issue costs was combined with the remaining $0.6 million of unamortized debt issue costs and will be amortized over the remaining term, ending in January 2015, using the effective interest method. For further information on debt issue costs, see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The $40.0 million secured debt facility, as amended, provided for ongoing fees through July 2013 payable to Credit Suisse including a Performance Based Arranger Fee whose amount is determined by the change in the price of Brent crude oil at inception of the loan and the price at each principal repayment date in accordance with the original loan principal repayment dates, subject to a 18% ceiling of the original principal amount borrowed. For further information on the Performance Based Arranger Fee, see Note-11, “Derivative Financial Instruments” and Note-13, “Fair Value Measurements and Disclosures.”

Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Performance bonds totaling $5.7 million for properties in Peru	$3,459	$3,338
Insurance bonds for import duties related to a construction vessel	-	825
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	250	259
$75.0 million secured debt facility	-	35,000
$40.0 million secured debt facility	1,000	32,727
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$5,359	$72,799

Current portion of restricted cash as of the end of the period	$1,250	$25,129

Long-term portion of restricted cash as of the end of the period	$4,109	$47,670

The $75.0 million secured debt facility we entered into in July 2011 required us to establish a $2.5 million debt service reserve account during the first 15 months the debt facility was outstanding.  After the first 15-month period, we were required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date. The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $75.0 million secured debt facility in the amount of outstanding principal. The remaining principal balance related to the $75.0 million secured debt facility was repaid in May 2013 utilizing the funds in the debt service reserve account related to this debt facility, bringing both the current and non-current balances to zero at September 30, 2013. The restricted cash related to the current and non-current portion of the $75.0 million secured debt financing was $9.5 million and $25.5 million, respectively, at December 31, 2012.

The $40.0 million secured debt facility we entered into in January 2011 required us to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The requirement was amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to increase the funding of the debt service reserve account related to the $40.0 million secured debt facility to the amount of outstanding principal. The requirement was subsequently changed when we amended and restated the $40.0 million secured debt facility in May 2013 for us to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The remaining principal balance related to the $40.0 million secured debt facility was repaid in September 2013 utilizing $3.8 million of funds from the debt service reserve account related to this debt facility. As a result of the repayment of the remaining principal balance of the $40.0 million secured debt facility, it was agreed that the restricted cash balance would remain at $1.0 million relating to the Performance Based Arranger Fee for the $75.0 million secured debt facility that remains in place through July 2014. Therefore the restricted cash balance related to the current and non-current portion of the $40.0 million secured debt financing was $1.0 million and none, respectively, at September 30, 2013. The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $14.5 million and $18.2 million, respectively, at December 31, 2012.

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

On April 27, 2012, we and Pacific Rubiales executed a SPA under which we formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru, and Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1. Pursuant to the SPA, Pacific Rubiales agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012. The transaction provided for certain sale adjustments based upon the collection of revenues, the payment of expenses and income taxes attributable to the properties that took place after an effective date of January 1, 2012 and prior to the closing, which was effective on December 14, 2012. These amounts were considered settled by adjusting down the unused portion of the agreed funding amount of $185.0 million. At September 30, 2013, based on our share of 2013 Block Z-1 capital and exploratory expenditures credited against the carry amount, and the sale adjustments, the carry amount available for our portion of future capital and exploratory expenditures in Block Z-1 was $101.6 million.

During the third quarter of 2013, we closed on an offering for an aggregate of $143.8 million of convertible notes due 2017 which amount includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the convertible notes in addition to the original offering of $125.0 million. Net proceeds from the sale of the 2017 Convertible Notes, after deducting the discounts and commissions and any offering expenses payable by us, were approximately $124.5 million.  The 2017 Convertible Notes were issued with a 10% discount or $14.4 million. The underwriter received commissions of approximately $4.3 million in connection with the sale and we incurred $0.6 million of direct expenses in connection with the offering.  We used the net proceeds for general corporate purposes, including funding our exploration and production efforts or other projects or to reduce or refinance our outstanding debt.

During the third quarter of 2013 we repurchased $85.0 million of the 2015 Convertible Notes at an approximate discount of 10% for $76.5 million. In addition, we repaid the remaining principal balance of $36.0 million of the $40.0 million Secured Debt Facility and the associated prepayment premium of $2.0 million.

We currently have $134.6 million in common stock available under an effective shelf registration statement, and another $356.2 million available under the same shelf registration statement for debt securities, common stock, preferred stock, depositary shares and securities warrants, subscription rights, units, and guarantees of debt securities or any combination thereof, which we may sell from time to time in one or more offerings pursuant to underwritten public offerings, negotiated transactions, at the market transactions, block trades or a combination of these methods. Potential future equity financing, if any, would be dependent on the success of alternative sources of financing such as other possible joint venture arrangements, our cash position and market conditions.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which are generally established for the purpose of facilitating off-balance sheet arrangements.

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

However, on July 2, 2013, the District Court for the District of Columbia vacated the SEC’s rule requiring resource extraction issuers to disclose payments made to the U.S. government and foreign governments and ordered the SEC to conduct further proceedings before enacting a new rule. The SEC may appeal the decision to the Circuit Court of Appeals for the District of Columbia. It is not yet entirely clear if the SEC will ultimately be required to rewrite the rule, or when a final rule will be effective. While the result of the decision is that the SEC’s rule requiring resource extraction issuers to disclose payments made to the U.S. government and foreign governments is no longer effective, a rule in some form must be promulgated by the SEC to implement, though the information that is ultimately required to be made public may be more limited.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business: market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, receipt of all required permits, successful completion and installation of new drilling platforms, successful installation and operation of the turbines for the gas-to-power project, availability of capital resources, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism. A more detailed discussion on risks relating to the oil and natural gas industry and to our Company is included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Interest Rate Risk

As of September 30, 2013, we had long-term debt of approximately $205.1 million and no current maturities of long-term debt.

During the third quarter of 2013, we closed on an offering for an aggregate of $143.8 million of 2017 Convertible Notes which amount includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the convertible notes.

In February and March 2010, we closed on the private offering for an aggregate $170.9 million of 2015 Convertible Notes. In September 2013, we repurchased $85.0 million of the principal balance of the $170.9 million of the 2015 Convertible Notes. The 2015 Convertible Notes are general senior unsecured obligations of BPZ and subject us to risks related to changes in the fair value of the debt, however, due to make-whole provisions within the 2010 Indenture, our exposure to potential gains if we were to repay or refinance such debt are minimal.

The fair value of our 2017 Convertible Notes and 2015 Convertible Notes as compared to the carrying value at September 30, 2013 and December 31, 2012, was as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Convertible Notes, 8.5%, due October 2017, net of discount of ($19.3) million at September 30, 2013 and none at December 31, 2012 (1)	$124,457	$135,125	$-	$-
Convertible Notes, 6.5%, due March 2015, net of discount of ($5.3) million at September 30, 2013 and ($17.4) million at December 31, 2012 (2)	80,655	79,448	153,479	147,861

(1)

We estimated the fair value of the 2017 Convertible Notes to be approximately $135.1 million and none at September 30, 2013 and December 31, 2012, respectively, based on observed market prices for the same or similar type of debt issues.

(2)

We estimated the fair value of the 2015 Convertible Notes to be approximately $79.4 million and $147.9 million at September 30, 2013 and December 31, 2012, respectively, based on observed market prices for the same or similar type of debt issues.

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

In July 2011, we closed on a $75.0 million secured debt facility whose fee contains a performance based fee through July 2014 that is dependent on the change in oil prices from the inception date of the debt agreement and the price of oil at each principal repayment date. This performance based payment is subject to certain maximum limitations; however, this performance based fee exposes us to commodity price risk and may limit our ability to fully receive potential gains if oil prices increase above the price of oil at the inception of the debt agreement.

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

For the three months ended September 30, 2013 and 2012, foreign currency gains (losses) were none and $0.1 million, respectively. For the nine months ended September 30, 2013 and 2012, foreign currency gains (losses) were ($1.1) million and ($0.2) million, respectively. Foreign currency gains (losses) are included in other income (expense) in the Consolidated Statements of Operations.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note-20, “Legal Proceedings,” of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Item 3. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of legal proceedings, which are incorporated into this Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

We have updated our risk factors as previously described in our Annual Report on Form 10-K for the year ended December 31, 2012, in the Form 8-K Exhibit 99.3, filed on September 19, 2013.

Item 6. Exhibits

1.1

Underwriting Agreement by and among BPZ Resources, Inc. and Raymond James and Associates, Inc. dated September 19, 2013 (incorporated by reference to exhibit 1.1 to the Company’s Form 8-K filed on September 25, 2013)

4.1

Indenture for 8.5% Convertible Senior Notes due 2017 by and among BPZ Resources Inc. and Wells Fargo Bank, National Association, as trustee, dated September 24, 2013 (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed on September 25, 2013)

4.2	Form of 8.5% Convertible Senior Note due 2017 (form included in the Indenture being incorporated by reference herein as Exhibit 4.1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

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

BPZ RESOURCES, INC.

Date: November 8, 2013	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director