Form 10-K
period 2013-12-31
BPZ RESOURCES, INC.
filed 2014-03-12
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

The number of shares of Common Stock held by non-affiliates as of June 30, 2013 was 62,229,599 shares, all of one class of common stock, no par value, having an aggregate market value of approximately $111,390,982 based upon the closing price of registrant’s common stock on such date of $1.79 per share as quoted on the New York Stock Exchange. For purposes of the foregoing calculation, all directors, executive officers, and 5% beneficial owners have been deemed affiliated.

As of February 28, 2014 there were 118,604,622 shares of common stock, no par value, outstanding.

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

We maintain a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”),  registered in Peru through our wholly-owned subsidiary BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership, and its subsidiary BPZ Energy, LLC, a Texas limited liability company. Currently, we, through BPZ E&P, have license contracts for oil and gas exploration and production covering a total of approximately 2.2 million gross (1.9 million net) acres, in four blocks, in northwest Peru. Our license contracts cover ownership of the following properties: 51% working interest in Block Z-1 (0.6 million gross acres), 100% working interest in Block XIX (0.5 million gross acres), 100% working interest in Block XXII (0.9 million gross acres) and 100% working interest in Block XXIII (0.2 million gross acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and the Blocks XXII and XXIII contracts were signed in November 2007. Generally, according to the Organic Hydrocarbon Law No. 26221 and the regulations thereunder (the “Organic Hydrocarbon Law” or “Hydrocarbon Law”), the seven-year term for the exploration phase can be extended in each contract by an additional three years up to a maximum of ten years. However, this exploration extension is subject to government approval and specific provisions of each license contract can vary the exploration phase of the contract as established by the Hydrocarbon Law. The license contracts require us to conduct specified activities in the respective blocks during each exploration period in the exploration phase. If the exploration activities are successful, we may decide to enter the exploitation phase and our total contract term can extend up to 30 years for oil production and up to 40 years for gas production. In the event a block contains both oil and gas, as is the case in our Block Z-1, the 40-year term may apply to oil production as well. Our estimate of proved reserves has been prepared under the assumption that our license contract will allow production for the possible 40-year term for both oil and gas.

Additionally, through our wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we own a 10% non-operating net profits interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). In May 2013, the license agreement and operating agreement covering the property were extended from May 2016 through December 2029.

We are in the process of developing our Peruvian oil and gas reserves.  We entered commercial production for Block Z-1 in November 2010 and produce and sell oil from the Corvina and Albacora fields under our current sales contracts. We completed the installation of the new CX-15 platform in the Corvina field to continue the development of the field and continued our drilling campaign there with completion of the CX-15-1D well in December 2013 and the CX-15-2D well in January 2014. In February 2014 we spudded the third development well from the new CX-15 platform, the CX15-3D well. We also spudded the development well, the A-18D well, from the A platform in the Albacora field of Block Z-1 in September 2013 and completed it in December 2013. Another development well, the A-19D well, in the Albacora field was spudded in January 2014 and, after reaching the total depth, began production on March 1, 2014. From the time we began producing from the Corvina field in November 2007 and the Albacora field in December 2009, through December 31, 2013, the two fields have produced approximately 6.5 MMBbls (100% gross and net through December 14, 2012 and 51% net thereafter) of oil.

On December 14, 2012 Perupetro S.A. (“Perupetro”), a corporation owned by the Peruvian government empowered to become a party in the contracts for the exploration and/or exploitation of hydrocarbons in order to promote these activities in Peru, approved the terms of the amendment to the Block Z-1 License Contract to recognize the sale of a 49% participating interest (“closing”), in offshore Block Z-1 to Pacific Rubiales Energy Corp. (“Pacific Rubiales”). Under terms of the agreements signed on April 27, 2012, we (together with our subsidiaries) formed an unincorporated joint venture with a Pacific Rubiales subsidiary, Pacific Stratus Energy S.A., to explore and develop the offshore Block Z-1 located in Peru. Pursuant to the agreements, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest, including reserves, in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 (“carry amount”) from the effective date of the Stock Purchase Agreement (“SPA”), January 1, 2012. On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Block Z-1 License Contract.

At December 31, 2013, we had estimated net proved oil reserves of 16.1 MMBbls, of which 12.7 MMBbls were in the Corvina field and 3.4 MMBbls were from the Albacora field. Both fields are located in Block Z-1 offshore of northwest Peru. Of our total proved reserves, 3.2 MMBbls (19.9%) are classified as proved developed reserves consisting of proved developed producing reserves from 11 gross (5.6 net) wells, and 12.9 MMBbls (80.1%) are classified as proved undeveloped reserves. The process of estimating oil and natural gas reserves is complex and requires many assumptions that may turn out to be inaccurate. See Item 1A - “Risk Factors” for further information.

We have determined our reporting structure provides for only one operating segment as we only operate in Peru and currently have only one customer for our production. Information regarding our operating segment, including our revenues and long-lived assets can be found in the footnotes to our consolidated financial statements in Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Our management team has extensive engineering, geological, geophysical, technical and operational experience and valuable knowledge of oil and gas operations throughout Latin America and, in particular, Peru.

Two of the four blocks (Block Z-1 and Block XXIII) contain structures drilled by previous operators who encountered hydrocarbons. However, at the time the wells were drilled, the operators did not consider it economically feasible to produce those hydrocarbons.  Having tested oil in Block Z-1 in our first well in the Corvina field in 2007 and our first well in Albacora in December 2009, we are focusing on development of the proved oil reserves in those two fields. Before considering further drilling activity in Block XIX, we are planning to acquire additional seismic data. In Block XXII, the environmental assessment process for an environmental permit is underway and approval must be received before anticipated drilling can begin in late 2014 or 2015. In January 2014, we spudded the first of three exploration wells, the Caracol 1X, in Block XXIII.

In the near term, management is focused on drilling operations at both the new platform, the CX-15, in the Corvina field and at the Albacora field, utilizing the results of the 1,600 square kilometers (“km”) of three dimensional (“3-D”) seismic survey in Block Z-1, and three exploratory wells in Block XXIII.

Credit Suisse Securities (USA) LLC is managing the formal process to find a joint venture partner for Blocks XIX and XXIII. The two Blocks comprise over 800,000 acres and hold both oil and gas potential, with Block XXIII bordering the northern part of the prolific Talara oil fields. Interested parties have reviewed the data, however, we believe it will be in the best interests of the Company to further de-risk the Block XXIII prospects by drilling up to three shallow exploratory wells on the large anticline identified by 3-D seismic to prove the existence of hydrocarbons before pursuing further partnering opportunities.

In addition, our business plan includes a gas-to-power project as part of our overall gas marketing strategy, which entails the installation of a 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple cycle electric generating plant. The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 420 MW of power. The power generation facility may be wholly or partially owned by us, or wholly owned by a third party. The gas-to-power project is planned to generate a revenue stream by creating a market for the non-associated gas in our Corvina field that is currently shut-in. This project has not yet been financed and we continue to consider the alternatives for the project. Meanwhile, we have obtained certain permits and are in the process of obtaining additional permits to proceed with the project.

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

Our Competition

Intense competition exists in the oil and gas industry with respect to the acquisition of producing properties, undeveloped acreage, and rights to explore such properties. Many major and independent oil and gas companies actively pursue and bid for the mineral rights of desirable properties, and many companies have been actively engaged in acquiring oil and gas properties, specifically in Peru and Ecuador.

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

Under this legal system, Peru is the owner of the hydrocarbons located below the surface in its national territory. However, Peru has given the right to extract hydrocarbons to Perupetro. The Peruvian government also plays an active role in petroleum operations through the involvement of the Ministry of Energy and Mines (“MEM”), which is the body of the executive branch of the Peruvian government in charge of devising energy, mining and environmental protection policies, enacting the rules applicable to these sectors and supervising compliance with such policies and rules. The General Directorate of Hydrocarbons (“DGH”) is the agency of the Ministry of Energy and Mines responsible for regulating the optimum development of oil and gas fields and the Direccion General de Asuntos Ambientales Energeticos (“DGAAE”) is the agency of the Ministry of Energy and Mines responsible for reviewing and approving environmental regulations related to environment risks that result from hydrocarbon exploration and exploitation activities. The Environmental Evaluation and Fiscalization Entity (“OEFA”) is the agency within the Ministry of the Environment that is responsible for evaluating and ensuring compliance with applicable environmental rules covering hydrocarbon activities, and for sanctioning non-compliant companies.  The General Directorate of Mining and the Organismo Supervisor de la Inversión en Energía y Mineria (“OSINERGMIN”), an entity of the Ministry of the President, are responsible for ensuring compliance with occupational health and safety standards in the hydrocarbon industry. We are subject to the laws and regulations of all of these entities and agencies.

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

Perupetro reviews a company’s qualification for each license contract to be signed by a company. Additionally, the qualification for foreign companies is granted in favor of the home office, in our case BPZ Resources, Inc., which provides a corporate guarantee to Perupetro. The corporate guarantee provides for joint and several liability to Perupetro with respect to the fulfillment of each minimum work program of the contract. BPZ Resources, Inc. and its corresponding subsidiary in Peru have been qualified by Perupetro with respect to our current contracts as required by regulation.

When operating under a license contract, the licensee is the owner of the hydrocarbons extracted from the contract area once the corresponding royalty has been paid to Perupetro. The licensee can market the hydrocarbons in any manner whatsoever and can fix hydrocarbon sales prices according to market forces, subject to a limitation in the case of natural emergencies, in which case the law stipulates such manner of marketing.

Licensees are obligated to submit quarterly reports to the DGH. Licensees must also submit a monthly economic report to the Central Reserve of Peru (“Banco Central de Reserva”). These reports are generally combined and delivered together with other operating reports required to be submitted to Perupetro.

The duration of the license contracts is based on the nature of the hydrocarbons discovered. The license contract duration for crude oil is 30 years, while the contract duration for natural gas and condensates is 40 years. In the event a block contains both oil and gas, as is the case in our Block Z-1, the 40-year term may apply to oil exploration and production as well. The license contract commences on an agreed date, the effective date, established in the license contract. Most contracts typically include an exploration phase and an exploitation phase, unless the contract is solely an exploitation contract. Within the contract term, seven years is allotted to exploration, with the possibility of an extension of up to three years, granted at the discretion of Perupetro. A potential deferment period for a maximum of ten years is also available if certain factors recognized by law delay the economic viability of a discovery, such as a lack of transportation facilities or a lack of a market. The exploration phase is generally divided into several periods and each period includes a minimum work program. The term of the exploration phase may last longer than the prescribed seven years, or ten years if the three-year extension was granted, as the time elapsed for the approval of the respective environmental permits is not taken into consideration as part of the respective exploration period. However, the term of the license contract stays the same. The fulfillment of the minimum work program must be supported by an irrevocable bank guaranty, usually in the amount of fifty percent of the estimated value of the minimum work program.

We currently have four license contracts. As of March 12, 2014, we believe we are in compliance with all of the material requirements of each contract. We have executed certain letters of guaranty in favor of Perupetro to insure our performance under the license contracts. At December 31, 2013, we had $5.7 million in bonds posted at various dates to secure our obligation under the license contracts for Blocks XIX, XXII, XXIII and Z-1. The license contract bonds are partially secured by the deposit of restricted cash in the amount of $3.5 million with the financial institutions which issued the bonds. Should we fail to fulfill our minimum work program obligations under any of our license contracts without technical justification or other good cause, Perupetro could seek recourse to the bond or terminate the license contract. Additionally, we have $0.6 million of restricted cash for performance of work related to construction of our gas-to-power project.

Legislation in Peru was passed by Supreme Decree 088-2009 on December 13, 2009 with respect to regulating well testing and gas flaring. The legislation provides that all new wells may be properly placed on production testing for up to six months. If the operator believes a longer period for testing the well is needed to evaluate the productive capacity of the field, the legislation provides a process by which an operator can request an extension to allow for additional testing – extended well testing (“EWT”). After the initial six-month period or after an EWT program expires, the operator will be required to have the necessary gas and water reinjection equipment in place to continue operating the well according to existing environmental regulations.

Peruvian fiscal regime. Peru’s fiscal regime determines the government’s entitlement from petroleum activities. This regime is subject to change, which could negatively impact our business. However, the Organic Hydrocarbon Law and the Regulations Governing the Tax Stability Guaranty and Other Tax Rules of the Organic Hydrocarbon Law provide that the tax regime in force on the date of signing a contract will remain unchanged during the term of the contract. Therefore, any change to the tax regime, which results in either an increase or decrease in the tax burden, will not affect the operator.

License contracts include royalty payment schemes, which are usually a fixed percentage of the actual production that is verified by Perupetro. The regulations stipulate a minimum royalty payment of five percent for production less than 5,000 Boepd, increasing incrementally to a maximum of twenty percent for production greater than 100,000 Boepd. However, when a company bids for a license contract on a new area it can elect to voluntarily increase the royalty percentage above the sliding scale rate in its bid to improve its chances of success. See Item 2. “Properties” for further information regarding royalties applicable to each Block.

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

Taxable income is determined by deducting allowable operating and administrative expenses, including royalty payments. Income tax is levied on the income of the operator based upon the legal corporate tax rate in effect at the date the license contract was signed. Operators engaged in the exploration and production of crude oil, natural gas and condensates must determine their taxable income separately for each license contract under which they operate. Where a contractor carries out these activities under different individual license contracts, it may offset its earnings before income tax under one license contract with losses under another license contract, for purposes of determining the corporate income tax, provided that the individual license contracts are held by the same company, as Peruvian tax law does not permit filing a consolidated tax return for related companies. However, under no circumstances can the investment in the producing property be amortized for tax purposes unless the company is under the commercial stage of production.

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

The Constitution of Peru and Legislative Decree Nos. 677 and 892 give employees working in private companies engaged in activities generating income, as defined by the Income Tax Law, the right to share in a company’s profits. This profit sharing is carried out through the distribution by the company of a percentage of the annual income before tax. According to Article 3 of the United Nations International Standard Industrial Classification, BPZ Resources, Inc.’s tax category is classified under the “mining companies” section, which sets the rate at 8%. However, in Peru, the Hydrocarbons’ Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing other Activities,” and as a result, oil and gas companies pay profit sharing at a rate of 5%. The benefit granted by the law to employees is calculated on the basis of the “net income subject to taxation” and not on the net business or accounting income of companies. “Taxable income” is obtained after deducting from total revenues subject to income tax, the expenses required to produce them or maintain the source thereof.

Peruvian environmental regulation. Our operations are subject to numerous changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Peru has enacted specific environmental regulations applicable to the hydrocarbon industry. The Code on the Environment and the Natural Resources establishes a framework within which all specific laws and regulations applicable to each sector of the economy are to be developed. These laws and regulations are designed to ensure a continual balance of environmental and petroleum interests. The regulations stipulate certain environmental standards expected from contractors. They also specify appropriate sanctions to be enforced if a contractor fails to maintain such standards. The OEFA is the agency within the Ministry of the Environment that is responsible for evaluating and ensuring compliance with applicable environmental laws and regulations covering hydrocarbon activities, and for sanctioning non-compliant companies.

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

Companies involved in hydrocarbon activities must also prepare and file an Environmental Impact Study (“EIS”) or Environment Impact Assessment (“EIA”) with the DGAAE, which is part of the Ministry of Energy and Mines, in order for a Company to demonstrate that its activities will not adversely affect the environment and to show compliance with the maximum permissible emission limits set forth by the Ministry of Energy and Mines. An EIS must be prepared for each project to be carried out. All of these proposals must be approved in advance by the DGAAE.

In May 2013, the Peruvian government enacted several Supreme Decrees that adopted special provisions to speed up administrative procedures, special provisions for the performance of administrative procedures and other measures to encourage private and public investment projects. These provisions establish reduced time periods for obtaining approvals to protect archaeological, water and other environmental resources, including approval of Environmental Impact Studies. These new measures are expected to speed up the hydrocarbon investments in the existing license contracts for the exploration and exploitation of hydrocarbons in Peru. We cannot, however, predict the actual effectiveness or benefits of these new measures.

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

We are subject to all present and future Peruvian environmental regulations applicable to the petroleum industry. For example, we are required to obtain an environmental permit or approval from the government in Peru prior to conducting any seismic operations, drilling a well or constructing a pipeline in Peruvian territory, including the waters offshore in Peru where we currently conduct oil and gas operations. As in many countries, there is an element of uncertainty in how Peruvian authorities will enforce and supervise environmental compliance and standards. Further, we cannot predict any future regulation or the cost associated with future compliance.

Peruvian electric power legislation. Our business plan envisions the sale of natural gas for power generation or the generation of electricity to monetize our natural gas and the sale of such electric power in Peru. The basic laws of Peru governing electric power, which will apply to our future operations, are the Law of Electric Power Concessions and the Regulations for the Environmental Protection of Electric Power Activities, and the corresponding regulations for each, as well as additional related laws and regulations, including all legislation regarding Electric Power Tariffs and all regulations and technical norms created by the National Commission of Electric Power Tariffs.

Compliance with Existing Legislation in Peru

Although we believe our operations are and will continue to be in substantial compliance with existing legislation and requirements of Peruvian governmental bodies, our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. Our management team has extensive experience in dealing directly with the Peruvian government on energy projects. Therefore, we believe we are in a good position to understand and comply with local rules and regulations. However, our current permits and authorizations as well as our ability to obtain future permits and authorizations may, over time, be susceptible to increased scrutiny and greater complexity which could result in increased costs or delays in receiving appropriate authorizations.

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

We will continue our efforts to comply with these requirements, which we believe are necessary to maintain successful long-term operations in the oil and gas industry. As part of this effort we have established guidelines for continuing compliance with environmental laws and regulations. In order to carry out our plan of operation, we are required to conduct environmental impact studies and obtain environmental approvals for operations. We have engaged outside consultants to perform these studies and assist us in obtaining necessary approvals. Our cost for these studies and assistance related to the Block Z-1, Block XIX, Block XXII and Block XXIII for the year ended December 31, 2013, 2012, and 2011 were approximately $0.3 million, $0.5 million, and $1.6 million, respectively.

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

Research and Development

We seek to use advanced technologies in the evaluation of our oil and gas properties and in evaluating new opportunities. We generally do not develop such technologies internally, but our technical team works with outside vendors to test and utilize these technologies to the fullest extent practical, particularly in the application of geophysical, geological and engineering software. We do not believe we have incurred any quantifiable incremental costs in connection with research and development.

Employees

As of December 31, 2013, we employed 27 full-time employees of BPZ Resources, Inc., and 66 full-time employees within our subsidiaries BPZ E&P, BPZ Marine Peru S.R.L., and Soluciones Energeticas, S.R.L.

We believe that our relationship with our employees is satisfactory. None of our employees are currently represented by a union.

ITEM 1A. RISK FACTORS

Risks Relating to the Oil and Natural Gas Industry, the Power Industry, and Our Business.

Our reserve estimates depend on many assumptions that may turn out to be inaccurate. The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors that may turn out to be inaccurate. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and the calculation of the estimated value of reserves.

In order to prepare our reserve estimates, our independent petroleum engineers must project production rates and timing of development expenditures as well as analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process of estimating reserves also requires economic assumptions about matters, such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes, and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise, and can vary.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from our estimates, and those variances may be material.  Any significant variance could materially affect the estimated quantities and estimated value of our reserves.

We continue to assess new data we have collected or will collect in the near future, including the continuing assessment of recently acquired 3-D seismic data, analysis of cores drawn or to be drawn from our drilling program, production from our recent drilling program and planned acquisition of additional two dimensional (“2-D”) and 3-D seismic data. The results of our assessments could affect reported reserves. In addition, our independent petroleum engineers may adjust estimates of proved reserves to reflect production history, drilling results, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

You should not assume that the estimated value of our proved reserves prepared in accordance with the SEC’s guidelines referred to in this report is the current market value of our estimated oil reserves. We base the estimated value of future net cash flows from our proved reserves on an unweighted arithmetic average of the first-day-of-the month price for each month during the 12-month calendar year and year-end costs. Actual future prices, costs, taxes and the volume of produced reserves may differ materially from those used in the estimated value.

We have entered into a significant joint venture. This joint venture may limit our operations and corporate flexibility in Block Z-1; actions taken by our joint venture partner in Block Z-1 may materially impact our financial position and results of operation, and we may not realize the benefits we expect from this joint venture. Various aspects of our Pacific Rubiales joint venture could materially impact us: The development of Block Z-1 is subject to the terms and conditions of a Joint Operating Agreement and we no longer have unlimited flexibility to control the development of this property. We share approval rights over major decisions and overall supervision of joint operations through a joint operating committee. Pacific Rubiales may have interests and goals that are inconsistent with ours. The performance of our joint venture partner’s obligations under the Joint Operating Agreement is outside of our direct control. The ability or failure of our joint venture partner to pay its funding commitment, including costs to be paid on our behalf during the term of the carry agreement, could increase our costs of operations or result in reduced drilling and production of oil and gas, or loss of rights to develop Block Z-1. These restrictions may preclude transactions that could be beneficial to our shareholders. Pacific Rubiales is the technical operator of the field under an Operating Services Agreement. Their ability to deliver the continued safe and efficient operations of the block under this agreement will have a material impact on us. Disputes between us and our joint venture partner, or actions taken by our joint venture partner, may result in litigation or arbitration that would increase our expenses, delay or terminate projects and distract our officers and directors from focusing their time and effort on our business.

        We have not been profitable since we commenced operations and have historically had limited earnings from operations.  To date, we have been unable to support our exploration and development activities solely through earnings from operations.  While we currently have a working capital surplus, the sources of our working capital surplus have generally been equity issuances, debt financings and asset sales, rather than revenue from operations, and we may incur working capital deficits in the future.  We cannot provide any assurance that we will be profitable in the future or that we will be able to generate cash from operations or financings to fund working capital deficits.

Our business involves many uncertainties and operating risks that may prevent us from realizing profits and can cause substantial losses. Our exploration and production activities may be unsuccessful for many reasons, including weather, the drilling of dry holes, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well will not ensure we will realize a profit on our investment. A variety of factors, including geological, regulatory and market-related factors can cause a well to become uneconomical or only marginally economical. Our business involves a variety of operating risks, including:

●	fires;
●	explosions;
●	blow-outs and surface cratering;
●	uncontrollable flows of natural gas, oil and formation water;
●	natural disasters, such as earthquakes, tsunamis, typhoons and other adverse weather conditions;
●	pipe, cement, subsea well or pipeline failures;
●	casing collapses;
●	mechanical difficulties, such as lost or stuck oil field drilling and service tools;
●	abnormally pressured formations; or
●	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

Experiencing any of these operating risks could lead to problems with any well bores, platforms, barges, gathering systems and processing facilities, which could adversely affect our present and future drilling operations. Affected drilling operations could further lead to substantial losses as a result of:

●	injury or loss of life;
●	severe damage to and destruction of property, natural resources and equipment;
●	pollution and other environmental damage;
●	clean-up responsibilities;
●	regulatory requirements, investigations and penalties;
●	suspension of our operations; or
●	repairs to resume operations.

If any of these risks occur, we may have to curtail or suspend any drilling or production operations and we could have our oil sales interrupted or suspended, which could have a material adverse impact on our financial condition, operations and ability to execute our business plan.

We require additional financing for the exploration and development of our oil and gas properties and the construction of our proposed power generation facility, pipeline and gas processing facility. Since becoming a public company in 2004, we have funded our operations with the net proceeds of sales of securities, debt financing and the sale of a 49% participating interest in Block Z-1 for $150.0 million in 2012. We began to generate revenues from operations in the fourth quarter of 2007. We will need additional financing to fully implement our development plan. As we continue to execute our business plan and expand our operations, our cash generation from operations along with our commitments are likely to increase and, therefore, the likelihood of our seeking additional financing, either through the equity markets, debt financing, joint ventures, asset sales or a combination thereof may occur.  If we are unable to timely generate or obtain adequate funds to finance our exploration and development plans, our ability to develop our oil and natural gas reserves may be limited or substantially delayed. Such limitations or delays could result in a failure to realize the full potential value of our properties (and could affect the value of our properties as recorded in our financial statements) or could result in the potential loss of our oil and gas properties if we were unable to meet our obligations under the license agreements, which could, in turn, limit our ability to repay our debts. Inability to timely generate or obtain funds also could cause us to delay, scale back or abandon our plans for construction of our power generation facility, pipelines and gas processing facility.

We may obtain future amounts required to fund our activities through additional equity and debt financing, joint venture arrangements, the sale of oil and gas interests, and/or future cash flows from operations. However, adequate funds may not be available when needed or may not be available on favorable terms. The exact nature and terms of such funding sources are unknown at this time, and there can be no assurance that we will obtain such funding or have funding available to adequately finance our future operations.

Changes in the financial and credit market may impact economic growth and may also affect our ability to obtain funding on acceptable terms. Global financial markets and economic conditions have been disruptive and volatile.  Accordingly, the equity capital markets can become exceedingly distressed.  Market discontinuities, credit risk pricing and weak economic conditions can make it difficult to obtain debt or equity capital funding. In addition, debt securities generally are susceptible to interest rate risk, which is the chance that bond prices overall will decline because of rising interest rates.

Due to these and possibly other factors, we cannot be certain funding will be available when and if needed, and to the extent required, on acceptable terms.  If funding is not available as needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or we may be unable to implement our exploratory and development plan, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations.

We have a limited operating history and have only been in commercial production in our Block Z-1 since November 2010. We are in the initial stages of developing our oil and natural gas reserves. We have transitioned from an extended well testing program into commercial production in the Corvina and Albacora fields in our Block Z-1 and have produced and sold oil under extended well testing programs in both fields in the past.  We are also subject to all of the risks inherent in attempting to expand a relatively new business venture. Such risks include, but are not limited to, the possible inability to profitably operate our existing properties or properties to be acquired in the future, our possible inability to fully fund the development requirements of such properties and our possible inability to acquire additional properties that will have a positive effect on our operations. We can provide no assurance that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of our securities.  Accordingly, we are subject to the risk that because of these factors and other general business risks noted throughout these “Risk Factors,” we may not be able to profitably execute our plan of operation.

As of December 31, 2013, approximately 80% of our estimated net proved reserves were undeveloped. There can be no assurance that all of these reserves will ultimately be developed or produced.  We own rights to oil and gas properties that have limited or no development. We can provide no guarantees that our properties will be developed profitably or that the potential oil and gas resources on the property will produce as expected if they are developed.

Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations.  The reserve data assumes that we will make significant capital expenditures to develop our reserves.  We have prepared estimates of our oil reserves and the costs associated with these reserves in accordance with industry standards.  However, the estimated costs may not be accurate, development may not occur as scheduled, or the actual results may not be as estimated.  Our estimates of reserves may change from time to time depending upon our ability to produce such reserves in a timely manner. We may not have or be able to obtain the capital we need to develop these proved reserves.

As of December 31, 2013, we had eight proved undeveloped reserve locations in the Corvina field or 5.0 MMBbls included in our proved oil reserves that are scheduled to be drilled after five years from initial disclosure of the related reserves. All proved undeveloped locations scheduled to be drilled after five years of initial disclosure are the result of unexpected governmental permitting delays, facilities limitations on the CX-11 offshore platform and contractual, as well as construction issues related to the CX-15 offshore platform in Block Z-1 located in environmentally sensitive remote locations. These proved undeveloped reserves are located in areas where we continue to actively drill. Our recognition of the proved undeveloped reserves scheduled to be drilled after the initial five year period could be, based on available precedent, challenged by regulatory authorities and there is a risk that our reserves would have to be revised to exclude these reserves. We believe the specific circumstances surrounding the drilling delays allow for inclusion of these reserves, but there is risk that our position may not prevail if challenged.

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

Any failure to meet our debt obligations, including our Convertible Notes due 2015 or our Convertible Notes due 2017, would adversely affect our business and financial condition. During the first quarter of 2010, we issued $170.9 million of Convertible Notes due 2015 (the “2015 Convertible Notes”), which bear interest semi-annually at a rate of 6.50% per year. In the third quarter of 2013, we issued $143.8 million of Convertible Notes due 2017 (the “2017 Convertible Notes”), which bear interest semi-annually at a rate of 8.50% per year. Following the 2017 Convertible Notes issuance, in September 2013, we repurchased $85.0 million of the principal balance of the $170.9 million of the 2015 Convertible Notes. The 2015 Convertible Notes mature with repayment of $85.9 million (assuming no conversion by the note holders) due on March 1, 2015. If we experience any one of certain types of corporate transactions, holders of the notes may require us to repurchase, for cash, all or a portion of their notes. Any repurchase of the notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Should any 2015 Convertible Notes not be redeemed or converted or any 2017 Convertible Notes not be converted, repayment of such notes in cash is required at the applicable maturity date. We may not have sufficient funds to pay the interest, repurchase price or cash in respect of our conversion obligation when due. If we fail to pay interest on the notes, repurchase the notes or pay any cash payment due when required (whether on an interest payment date, at maturity, upon repurchase, upon conversion or otherwise), we will be in default under the indenture governing the notes. The indenture contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the trustee, by notice to us, or the holders of at least 25% in aggregate principal amount of the 2015 Convertible Notes or the 2017 Convertible Notes then outstanding, as applicable, by notice to us and the trustee, may declare the principal and accrued and unpaid interest (including additional interest or premium, if any) on the 2015 Convertible Notes or 2017 Convertible Notes, as applicable, to be due and payable. In the case of an event of default arising out of certain bankruptcy events (as set forth in the Indenture), the principal and accrued and unpaid interest (including additional interest or premium, if any), on the notes will automatically become due and payable.

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

We are assessing additional joint venture or partner relationships in our other blocks and our power generation project which subjects us to additional risks that could have a material adverse effect on the success of our operations, our financial position and our results of operations. We may enter into additional joint venture arrangements in the future for Block Z-1 or our other blocks and our power generation project. These third parties may have obligations that are important to the success of the joint venture, including technical and operational as well as the obligation to pay their share of capital and other costs of the joint venture. The performance of these obligations, including the ability of the third parties to satisfy their obligations under these arrangements, is outside our direct control. If these parties do not satisfy their obligations under these arrangements, our business may be adversely affected. Any joint venture arrangements we may enter into may involve risks not otherwise present when exploring and developing properties directly, including, for example:

●	our joint venture partners may share certain approval rights over major decisions;
●	our joint venture partners may not pay their share of the joint venture’s obligations, leaving us liable for their shares of joint venture liabilities;
●	we may incur liabilities as a result of actions taken by our joint venture partners;
●	our joint venture partners may have economic or business interests or goals that are inconsistent with, or adverse to, our interests or goals;
●	our joint venture partners may be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives; and
●	disputes between us and our joint venture partners may result in delays, litigation or operational impasses.

The risks described above or the failure to continue our joint venture or to resolve disagreements with our joint venture partner could adversely affect our ability to transact the business that is the subject of such joint venture and increase our expenses, which would in turn negatively affect our financial position and results of operations.

Our future operating revenue depends upon the performance of our properties. Our future operating revenue depends upon our ability to profitably operate our existing properties by drilling and completing wells that produce commercial quantities of oil and gas and our ability to expand our operations through the successful implementation of our plans to explore, acquire and develop additional properties. The successful development of oil and gas properties requires an assessment of potential recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact. No assurance can be given that we can produce sufficient revenue to operate our existing properties or acquire additional oil and gas producing properties and leases. We may not discover or successfully produce any recoverable reserves in the future, or we may not be able to make a profit from the reserves that we may discover. In addition, we regularly bring wells on or offline depending on technical performance, work-over requirements and, if applicable, testing period requirements.  In the event that we are unable to produce sufficient operating revenue to fund our future operations, we will be forced to seek additional third-party funding, if such funding can be obtained. Such options would possibly include debt financing, sale of equity interests, joint venture arrangements, or the sale of oil and gas interests. If we are unable to secure such financing on a timely basis, we could be required to delay or scale back our operations. If such unavailability of funds continued for an extended period of time, this could result in the termination of our operations and the loss of an investor’s entire investment.

Future oil and natural gas price declines or unsuccessful exploration efforts may result in significant charges or a write-down of our asset carrying values.   We follow the successful efforts method of accounting for our investments in oil and natural gas properties.  Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. Certain costs of exploratory wells are capitalized pending determinations that proved reserves have been discovered.  If proved reserves are not discovered with an exploratory well, the costs of drilling the well are expensed.

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

Demand for oil and natural gas is highly volatile.  A substantial or extended decline in oil prices and, to a limited extent, natural gas prices may adversely affect our business, financial condition, cash flow, liquidity or results of operations as well as our ability to meet our capital expenditure obligations and financial commitments necessary to implement our business plan.  Any revenues, cash flow, profitability and future rate of growth we achieve will be greatly dependent upon prevailing prices for oil and gas. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also expected to be dependent on oil and gas prices.

Historically, oil and gas prices and markets have been volatile and are likely to be volatile again in the future. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control. Those factors include among others:

●	international political conditions (including wars and civil unrest, such as the recent unrest in the Middle East);
●	the domestic and foreign supply of oil and gas;
●	the level of consumer demand;
●	weather conditions;
●	domestic and foreign governmental regulations and other actions;
●	actions taken by the Organization of Petroleum Exporting Countries (“OPEC”);
●	the price and availability of alternative fuels; and
●	overall global economic conditions.

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

Disruptions of services provided by marine service providers could temporarily impair our operations and delay delivery of our oil to be sold. We depend on marine service providers to support our offshore operations in the Block Z-1.  These services include, among others, tender support barges for our drilling operations and tank vessels for oil storage and transportation.  Any disruptions or delay of the services provided by our marine service providers because of adverse weather or sea conditions, accidents, mechanical failures, scheduling conflicts with other tankers at the Talara refinery, insufficient personnel or other events could temporarily impair our operations, delay implementation of our business plan and increase our costs.

We currently have one customer for our crude oil sales and any disruption to their operations could temporarily impair our operations and delay delivery of our oil to be sold. The Company’s oil is delivered by vessel to the refinery owned by the Peruvian national oil company, Petroleos del Peru - PETROPERU S.A., in Talara, located approximately 70 miles south of the platform.  Produced oil is kept in production inventory until inventory quantities are at a sufficient level to make a delivery to the refinery in Talara.  Although all of the Company’s oil sales are to Petroperu, it believes that the loss of Petroperu as its sole customer would not materially impact the Company’s business because it could readily find other purchasers for the Company’s oil production both in Peru and throughout the world. However this could take time and effort to re-market this crude oil and there can be no guarantee that the Company will be successful at this effort. Should the Company not be successful it would impact the Company’s cash flows related to oil sales.

Risks Related to Our Geographic Location and Concentration

The geographic concentration of our properties in northwest Peru and southwest Ecuador subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting that region specifically. The geographic concentration of our properties in northwest Peru and southwest Ecuador and adjacent waters means that some or all of our properties could be affected by the same event should that region, for example, experience:

●	natural disasters such as earthquakes and/or severe weather (such as the effects of “El Niño,” which can cause excessive rainfall and flooding in Peru and Ecuador);
●	delays or decreases in production, the availability of equipment, facilities or services;
●	delays or decreases in the availability of capacity to transport, gather or process production; or
●	changes in the political or regulatory environment.

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

Along with the general instability that comes from international operations, we face political and geographical risks specific to working in South America. All of our oil and gas properties are located in South America, and specifically in Peru and Ecuador. The success and profitability of our international operations may be adversely affected by risks associated with international activities, including:

●	economic, labor, and social conditions;
●	local and regional political instability;
●	tax laws (including host-country export, excise and income taxes and U.S. taxes on foreign operations); and
●	fluctuations in the value of the U.S. dollar versus the local currencies in which oil and gas producing activities may be conducted.

Legal uncertainty, operating expenses and fluctuations in exchange rates may make our assumptions about the economic viability of our oil and gas properties incorrect. If these assumptions are incorrect, we may not be able to earn sufficient revenue to cover our costs of operations.

Social and political unrest in Peru and Peruvian election results could cause heightened scrutiny over oil and gas regulatory matters. Peru’s next municipal and regional political elections will be held later this year and the next Presidential election will be held in April of 2016. The electoral campaigns could bring heightened attention to various topics, including the regulation of oil and gas companies operating in Peru, and related environmental law compliance.  These elections and the result from the election could result in increased environmental regulation, including additional regulation and oversight of the hydrocarbon and mining sectors, and regulation to combat global climate change and decrease the emission of greenhouse gases.  In addition, the elections could result in increased scrutiny of the royalties on oil and gas production, which could help fund domestic social-regeneration projects.

We are subject to numerous foreign laws and regulations of the oil and natural gas industry that can adversely affect the cost, manner or feasibility of doing business. Our operations are subject to extensive foreign laws and regulations relating to the exploration for oil and natural gas and the development, production and transportation of oil and natural gas, as well as electrical power generation.  Because the oil and gas industry in the countries in which we operate is less developed than elsewhere, changes in laws and interpretations of laws are more likely to occur than in countries with a more developed oil and gas industry.  Future laws or regulations, as well as any adverse change in the interpretation of existing laws or our failure to comply with existing legal requirements may harm our results of operations and financial condition. We may be required to make our share of contributions to large and unanticipated expenditures to comply with governmental regulations, such as:

●	work program guarantees and other financial responsibility requirements;
●	taxation;
●	royalty requirements;
●	customer requirements;
●	employee compensation and benefit costs;
●	operational reporting;
●	environmental and safety requirements; and
●	unitization requirements.

Under these laws and regulations, we could be liable for our share of:

●	personal injuries;
●	property and natural resource damages;
●	unexpected employee compensation and benefit costs;
●	governmental infringements and sanctions; and
●	unitization payments.

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

We are subject to laws and regulations that can adversely affect the cost, manner and feasibility of our planned operations. The exploration for, and the development, production and sale of oil and gas in South America, and the construction and operation of power generation and gas processing facilities and pipelines in South America are subject to extensive environmental, health and safety laws and regulations. Our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. For example, we are required to obtain an environmental permit or approval from the government in Peru prior to conducting seismic operations, drilling a well or constructing a pipeline in Peruvian territory, including the waters offshore of Peru, where we intend to conduct future oil and gas operations. We are also required to comply with numerous environmental regulations in order to transition from exploration into production in any new fields we develop.  Additionally, environmental laws and regulations promulgated in Peru impose substantial restrictions on, among other things, the use of natural resources, interference with the natural environment, the location of facilities, the handling and storage of hazardous materials such as hydrocarbons, the use of radioactive material, the disposal of waste, and the emission of noise and other activities. The laws create additional monitoring and reporting obligations in the event of any spillage or unregulated discharge of hazardous materials such as hydrocarbons. Failure to comply with these laws and regulations also may result in the suspension or termination of our planned drilling operations and subject us to administrative, civil and criminal penalties.

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

Competition for oil and natural gas properties and prospects is intense; many of our competitors have larger financial, technical and personnel resources that give them an advantage in evaluating and obtaining properties and prospects. We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil and natural gas and securing trained personnel and equipment. In addition, changes in Peruvian government regulation have enabled multinational and regional companies to enter the Peruvian energy market. We actively compete with other companies in our industry when acquiring new leases or oil and gas properties. Competition in our business activities has increased and will increase further, as existing and new participants expand their activities as a result of these regulatory changes. Many of our competitors possess and employ financial resources that allow them to obtain substantially greater technical and personnel resources than we have. For example, if several companies are interested in an area, Perupetro may choose to call for bids, either through international competitive biddings or through private bidding processes by invitation, and award the contract to the highest bidder. These additional resources can be particularly important in reviewing prospects and purchasing properties. Our competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial, technical or personnel resources permit. Our competitors may also be able to pay more for productive oil and natural gas properties and exploratory prospects than we are able or willing to pay. On the acquisition opportunities made available to us, we may compete with other companies in our industry for properties operated by third parties through a private bidding process, direct negotiations or some combination thereof. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted. The availability of properties for acquisition depends largely on the business practices of other oil and natural gas companies, commodity prices, general economic conditions and other factors we cannot control or influence.

Our management team has limited experience in the power generation business. Our plan of operation includes constructing power generation and pipelines in Peru.  However, the experience of our management team has primarily been in the oil and natural gas exploration and production industry and we have limited experience in the power generation business. We have hired a Director of Gas-to-Power.  However, we continue relying on consultants and outside engineering and technical firms to provide the expertise to plan and execute the power generation aspects of our strategy and we have not yet hired all necessary full-time employees to manage this line of business. No assurance can be given that we will be able to recruit and hire qualified personnel on acceptable terms. Inability to hire such key technical personnel when necessary may adversely affect our gas-to-power project.

Construction and operation of power generation and pipelines involve significant risks and delays that cannot always be covered by insurance or contractual protections. The construction of power generation and pipelines involve many risks, including:

●	supply interruptions;
●	work stoppages;
●	labor disputes;
●	social unrest;
●	inability to negotiate acceptable construction, supply or other contracts;
●	inability to obtain required governmental permits and approvals;
●	weather interferences;
●	unforeseen engineering, environmental and geological problems;
●	unanticipated cost overruns;
●	possible delays in the acquisition of support equipment necessary for our gas turbines;
●	possible delays in transporting the necessary equipment to our planned facility in Northern Peru;
●	possible delays in connection with power plant construction;
●	possible delays or difficulties in completing financing arrangements for the gas-to-power project; and
●	possible difficulties or delays with respect to any necessary Peruvian regulatory compliance.

The construction and future operation of these facilities involve all of the risks described above, in addition to risks relating to the breakdown or failure of equipment or processes and performances below expected levels of output or efficiency. We intend to maintain commercially reasonable levels of insurance, where such insurance is available and cost-effective, obtain warranties from vendors and obligate contractors to meet certain performance levels. However, the coverage or proceeds of any such insurance, warranties or performance guarantees may not be adequate to cover lost revenues or increased expenses. Any of these risks could cause us to operate below expected capacity levels, which in turn could result in lost revenues, increased expenses and higher costs.

 The success of our gas-to-power project will depend, in part, on the existence and growth of markets for natural gas and electricity in Peru. Peru has a well-developed and stable market for electricity. Hydroelectric and gas-fired thermal power plants are the primary sources of electric generation, with each source providing approximately 50%. Hydroelectric plants are much less expensive to operate than plants that utilize natural gas, but they are subject to variable output based on rainfall and reservoir levels. Peru has natural gas reserves and production, but does not have a well-developed natural gas infrastructure, particularly in northwest Peru where we operate. Our immediate business plan relies on the continued stability of the power market in Peru. We currently do not expect to complete our power plant earlier than 2016. Further, we cannot guaranty that our efforts to complete the gas-to-power project will be successful. Our assessment of the future power market and demand in Peru and the near-term viability of the project could be inaccurate. We are subject to the following risks that:

●

relatively more favorable business conditions for hydroelectric plants, a material reduction in power demand or other competitive issues may adversely affect the demand and prices for the electricity that we expect to produce by the time the power plant is completed;

●	our lifting costs could exceed the minimum wholesale power prices available, making the sale of our gas uneconomical;
●	gas supply and reserves may not develop as anticipated;
●

potential disruptions or changes to the regulation of the natural gas or power markets in the region could occur by the time our power plant is completed, or we may not receive the necessary environmental or other permits and governmental approvals necessary to operate our power plant or to proceed with the plant in a timely manner;

●

although we plan to enter into long-term contracts to sell a significant part of our future power production, there can be no assurance that we will be successful in obtaining such contracts or that they will be on favorable terms; and

●

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

Other Business Risks

We are subject to routine and ongoing tax audits with the United States Internal Revenue Service (“IRS”) and tax authorities for other jurisdictions that could result in additional tax assessment. We have been subject to audits by the IRS and SUNAT, the tax and customs office in Peru. If the IRS or SUNAT disagrees with the positions taken by us on our tax returns, we could have additional tax liability, including interest and penalties. If our positions are not upheld through the appeal process and we ultimately pay such amounts, the payment could have an adverse effect on our financial results and cash flows.

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

A cyber incident could result in information theft, data corruption, operational disruption, and/or financial loss. Businesses have become increasingly dependent on digital technologies to conduct day-to-day operations. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. A cyber-attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial of service on websites.

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

Our technologies, systems and networks, and those of our business partners may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period.

A cyber incident involving our information systems and related infrastructure, or that of our business partners, could disrupt our business plans and negatively impact our operations in the following ways, among others:

●

unauthorized access to seismic data, reserves information, operational results or other sensitive or proprietary information could have a negative impact on our competitive position in developing our oil and gas resources;

●	data corruption, communication interruption, or other operational disruption during drilling activities could result in a dry hole cost or even drilling incidents;
●	data corruption or operational disruption of production infrastructure could result in loss of production or accidental discharge;
●

a cyber-attack on a vendor or service provider could result in supply chain disruptions which could delay or halt one of our major projects, effectively delaying the start of cash flows from the project;

●

a cyber-attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing us from marketing our production or engaging in hedging activities, resulting in a loss of revenues;

●	a cyber-attack on a communications network or power grid could cause operational disruption resulting in loss of revenues;
●	a deliberate corruption of our financial or operational data could result in events of non-compliance which could lead to regulatory fines or penalties; and
●	significant business interruptions could result in expensive remediation efforts, distraction of management, damage to our reputation, or a negative impact on the price of our common stock.

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

Risk Factors Related to Our Securities

Investor profits, if any, may be limited for the near future. In the past, we have never paid a dividend. We do not anticipate paying any dividends in the near future. Accordingly, investors in our common stock may not derive any profits from their investment in us for the foreseeable future, other than through any price appreciation of our common stock that may occur. Further, any appreciation in the price of our common stock may be limited or nonexistent, or in fact it could decline, as long as we continue to have operating losses. We have not been profitable and have accumulated a deficit of operations totaling $431.6 million through December 31, 2013.  To date we have had limited revenue and no earnings from operations.  There can be no assurances that sufficient revenue to cover total expenses can be achieved until, if at all, we fully implement our operational plan.

Additional infusions of capital may have a dilutive effect on existing shareholders. To finance our operations, we may sell additional shares of our common stock.  During the first quarter of 2010, we issued $170.9 million of Convertible Notes that mature in 2015, of which $85.9 million remains outstanding, that, if converted to common stock, could significantly increase the amount of our common shares outstanding by up to approximately 14.5 million shares.  In September of 2013, we issued $143.8 million of Convertible Notes that mature in 2017 that, if converted to common stock, could significantly increase the amount of our common shares outstanding by up to approximately 35.9 million shares.  We currently have $500.0 million available under an effective shelf registration statement for debt securities, common stock, preferred stock, depositary shares and securities warrants, subscription rights, units or any combination thereof, which we may sell from time to time in one or more offerings pursuant to underwritten public offerings, negotiated transactions, at the market transactions, block trades or a combination of these methods. Our certificate of formation does not provide for preemptive rights, although by contract we have granted the International Finance Corporation (“IFC”) the right to purchase shares of our common stock to retain its proportionate ownership pursuant to the Subscription Agreement dated December 16, 2006 by and between IFC and us.  Any additional equity financing that we receive may involve substantial dilution to our then-existing shareholders. Furthermore, we may issue common stock to acquire properties, assets, or businesses. In the event that any such shares are issued, the proportionate ownership and voting power of other shareholders will be reduced. In addition, we are authorized to issue up to 25,000,000 shares of preferred stock, the rights and preferences of which may be designated by our Board of Directors. If we issue shares of preferred stock, such preferred stock may have rights and preferences that are superior to those of our common stock.

Our operations may not generate sufficient cash to enable us to service our debt, including our convertible notes. Our future cash flow may be insufficient to meet our debt obligations and commitments. Any insufficiency could negatively impact our business. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt, including our convertible notes. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control.

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

●	refinancing or restructuring our debt;
●	selling assets;
●	reducing or delaying capital investments; or
●	seeking to raise additional capital.

However, any alternative financing plans that we undertake, if necessary, may not allow us to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including our obligations under our convertible notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

The market price of our common stock may be volatile. The market price of our common stock may be highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the price at which the shares were acquired. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could adversely affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	actual or anticipated fluctuations in our results of operations;
●	failure to be covered by securities analysts, or failure by us to meet securities analysts’ expectations;
●	success of our operating strategies;
●	decline in the stock price of companies that are our peers;
●	realization of any of the risks described in this section; or
●	general market and economic conditions.

Because we are in the initial stages of developing our oil and natural gas reserves, these market fluctuations may be more significant for us than they would be for a company with a longer operating history. In addition, the stock market has experienced in the past, and may in the future experience extreme price and volume fluctuations. These market fluctuations may materially and adversely affect the trading price of our common stock, regardless of our actual operating performance.

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

●

A board of directors classified into three classes of directors with each class having staggered, three-year terms. As a result of this provision, at least two annual meetings of shareholders may be required for the shareholders to change a majority of our board of directors.

●

The board’s authority to issue shares of preferred stock without shareholder approval, which preferred stock could have voting, liquidation, dividend or other rights superior to those of our common stock. To the extent any such provisions are included in any preferred stock, they could have the effect of delaying, deferring or preventing a change in control.

●

Our shareholders cannot act by less than unanimous written consent and must comply with the provisions of our bylaws requiring advance notification of shareholder nominations and proposals. These provisions could have the effect of delaying or impeding a proxy contest for control of us.

●

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

Shares eligible for future sale by our current shareholders may impair our ability to raise capital through the sale of our stock. As of December 31, 2013, we had 117.5 million shares of common stock issued and outstanding. In addition, we currently have outstanding 56.3 million shares of potentially dilutive securities, which mainly consist of approximately 35.9 million shares that are potentially convertible under our Convertible Notes due 2017, approximately 14.5 million shares that are potentially convertible under our Convertible Notes due 2015 and 5.9 million options granted under our 2005 and 2007 Long-Term Incentive Compensation Plan, as amended.  We have an additional 2.0 million shares of common stock allocated under our 2007 Long-Term Incentive Compensation Plan and our 2007 Directors’ Compensation Incentive Plan. We also have an additional 1.9 million shares of common stock allocated under our Employee Stock Purchase Plan. The possibility that substantial amounts of shares of our common stock may be sold in the public market may cause prevailing market prices for our common stock to decrease and thus could impair our ability to raise capital through the sale of our equity securities.

Our officers, directors, entities affiliated with them and certain institutional investors may exercise significant control over us. In the aggregate, our management and directors own or control approximately 5.9% of our common stock, and several institutional investors own approximately another 36.9% of our common stock, issued as of December 31, 2013.  These shareholders own in total approximately 42.8%, and, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Offices

Our corporate headquarters office is in Houston, Texas, where we lease approximately 13,300 square feet of office space under a lease agreement which expires in February 2016. We also currently lease administrative offices and warehouses in Peru. The administrative office and warehouse leased areas are approximately 11,600 square feet and 101,000 square feet, respectively. The administrative office lease expires in March 2019 and the warehouse lease expires in July 2038. Additionally, we lease an administrative office in Quito, Ecuador of 829 square feet under a month-to-month lease.

Properties in Peru

ECUADOR
PERU
BLOCK Z-1
Huaquillas
Zarumilla
TUMBES
Caleta Cruz
Zorritos
BLOCK XIX
Bocapan
0 5 10 20Km.
0 5 10Miles
Canoas
Cancas
Punta Sal
BLOCK XXIII
Mancora
Los Organos
PERU
ECUADOR
TALARA
(Refinery)
BLOCK XXII
SULLANA
PAITA
Pacific Ocean
AREA MAP
COLOMBIA
ECUADOR
PERU

We currently have rights to four properties in northwest Peru. We have working interests in license contracts of 51% in Block Z-1, 100% in Block XIX, 100% in Block XXII and 100% in Block XXIII. The license contracts afford an initial exploration phase of seven years. As described below, each license contract provides for additional exploration periods which can extend the exploration phase of the license contract. If exploration efforts are successful, the license contract’s term can extend up to 30 years for oil production and up to 40 years for gas production. In the event a block contains both oil and gas, as is the case in the Block Z-1 contract, the 40-year term may apply to oil production as well. These four blocks cover a combined area of approximately 2.2 million gross acres.

The following table is a summary of our properties in northwest Peru. As of December 31, 2013, only acreage in Block Z-1 has been partially developed.

PROPERTY	BASIN	BPZ'S OWNERSHIP	LICENSE CONTRACT SIGNED	UNDEVELOPED ACRES		DEVELOPED ACRES		PRODUCTIVE WELLS (1) (2) (3)
				Gross	Net	Gross	Net	Gross	Net
Block Z-1	Tumbes/Talara	51%	November 2001	554,200	282,642	800	408	13	6.6
Block XIX	Tumbes/Talara	100%	December 2003	473,000	473,000
Block XXII	Lancones/Talara	100%	November 2007	912,000	912,000
Block XXIII	Tumbes/Talara	100%	November 2007	230,000	230,000
Total				2,169,200	1,897,642	800	408	13	6.6

(1)	Does not include the CX11-16X well which tested quantities of gas which we believe to be of commercial amounts and is currently shut-in. Until such time as sufficient funding has been secured and the necessary infrastructure is in place for our gas-to power project, we cannot classify any of these reserves as proved SEC reserves nor refer to the well as productive.

(2)	Includes all oil producing wells we have developed. At December 31, 2013, nine gross (4.6 net) wells were producing consistently and four gross (2.0 net) wells were producing intermittently.

(3)

Does not include the CX11-22D well which has been converted to a gas and water reinjection well, the A-12F well which has been converted to a gas reinjection well or the A-17D well which is a water reinjection well.

Description of Block Z-1 and License Contract

Block Z-1, a coastal offshore area encompassing approximately 555,000 gross acres, is situated at the southern end of the Gulf of Guayaquil in northwest Peru. Geologically, the block lies within the Tumbes Basin. From the coastline, water depths increase gradually. The average water depth of the area is approximately 200 feet and approximately 10% of the area has depths ranging from 500 feet up to 1,000 feet. Located within Block Z-1 are five structures which were drilled in the 1970s and 1980s by previous operators, including Tenneco Inc. and Belco Oil and Gas Corporation (“Belco”). These structures are known as the Albacora, Barracuda, Corvina, Delfin and Piedra Redonda fields. With the exception of the Barracuda field, the other four fields have had exploration wells drilled that tested positive for oil or gas in what we believe to be economic quantities while drilling at depths ranging from 6,000 to 12,000 feet. However, at the time the wells were drilled, it was not considered economically viable to produce and sell natural gas from the fields. Consequently, the wells were either suspended or abandoned.

In the Corvina field, five wells were drilled, including two wells drilled by Tenneco Inc. in the mid-1970s and three wells drilled by Belco in the late 1970s and early 1980s. Two drilling and production platforms were set up by Belco during this period in the Corvina field. The first platform was located in the East Corvina prospect field and, based on the engineering study, was not suitable for our future development plans and therefore requires us to build a new platform prior to initiating any drilling activities in this section of the Corvina field. The second platform, CX-11, is located in the West Corvina development field and is currently being used in our West Corvina drilling and production activities. All five of the previously drilled wells in the Corvina field encountered indications of natural gas and apparent reservoir-quality formations. In September 2012, our new CX-15 platform was anchored at the West Corvina field location, one mile south of the existing CX-11 platform. We completed the installation of the new CX-15 platform in the West Corvina field, and in July 2013 we spudded the first development well from the platform. Production from the first well began in October 2013. We have subsequently drilled and completed the second well and spudded our third well from this platform.

In the Albacora field, the original drilling and production platform, the A platform, was set by Tenneco Inc. in the mid-1970s, after discovering oil and gas with the 8X-2 well. Tenneco Inc. drilled two wells from that platform that were plugged and abandoned. In the late 1970s, Belco drilled three oil wells which produced oil for a very limited time. The Albacora field is located in the northern part of our offshore Block Z-1. The A platform is still in place in the Albacora field and has been repaired, refurbished and placed into service by us. In late 2009, we completed the A-14XD oil well that is still producing, and in 2010 we drilled a second well that was considered dry and was later converted into a water disposal well. After interpreting the new 3-D seismic, we spudded a new development well from the A platform in September 2013 which was completed and put into production in December 2013. We spudded a second development well in January 2014.

In the Piedra Redonda field, two wells were drilled by Belco in the late 1970s and early 1980s. Indications of natural gas were present in both wells. One well was completed and tested gas on a long-term test, while the other well encountered abnormally high pressures and was abandoned for mechanical reasons prior to reaching its intended total depth. After conducting engineering feasibility studies, we have determined the existing platform located in the Piedra Redonda field is not suitable for our future development plans and therefore we must consider other options for development in this field. In any case, we do not expect to recomplete the previously drilled and completed well by Belco due to our uncertainty of the mechanical condition and potentially high wellhead pressure of the well.

We originally acquired our initial interest in Block Z-1 in a joint venture with Syntroleum Peru Holdings Limited, Sucursal del Peru, under an exploration and production license contract dated November 30, 2001, with an effective date of January 29, 2002. Under the original contract, BPZ owned a 5% non-operating working interest, along with the right of first refusal, in the Block. Syntroleum later transferred its interest to Nuevo Peru ltd., Sucursal del Peru. Subsequent to the merger of Nuevo Energy, Inc. and Plains Exploration and Production Company, Nuevo Energy, Inc. transferred its interest in Block Z-1 to BPZ which then assumed a 100% working interest, as well as the remaining obligations under the contract. Perupetro approved the assumption of Nuevo’s interest by BPZ and the designation of BPZ as a qualified operator under the contract in November 2004. This action was subject to official ratification and issuance of a Supreme Decree by the government of Peru, which was issued in February 2005. Accordingly, an amended contract was signed with Perupetro naming BPZ as the owner of 100% of the participation under the License Contract.

In December 2012, we completed the sale of a 49% participating interest in the Block Z-1 License Contract to Pacific Rubiales. We now own 51% participating interest in Block Z-1.

The License Contract provides for an initial exploration phase of seven years, and a three year extension of this phase at the discretion of Perupetro upon application by the Operator. Each period has a commitment for exploration activities and requires a financial guarantee to secure the performance of the work commitment during such period. Block Z-1 is currently in the exploitation phase.

The Block Z-1 License Contract permits us to keep the current contract area under exploration for a total of six additional years divided in three two-year periods with each committing us to additional exploration activities. The additional exploration commitment requires us to drill one exploratory well, or perform ten exploratory work units per each 10,000 hectares (approximately 25,000 acres), every two years for up to a maximum period of six years, in order to keep the remaining area under contract. We received approval from Perupetro for the initial two-year period and have committed to drill an exploratory well. The end date for the initial two-year period will be determined from the agreed approval date of the environmental permit with Perupetro.

A performance bond of $1.1 million was posted for cash collateral of $1.1 million related to the exploitation period. The performance bond will be released at the end of the exploitation period if the work commitment for that period has been satisfied. In addition, we are required to make technology transfer payments related to training costs of Perupetro professional staff during the exploration phase of $50,000 per year.

On November 21, 2007, we submitted a letter to Perupetro declaring a commercial discovery in the Block Z-1 field. On May 19, 2008 we filed the field development plan with Perupetro.  In November 2010, after obtaining an extension of our original proposed First Date of Commercial Production, we placed the Block Z-1 into commercial production.

Royalties under the contract vary from 5% to 20% based on production volumes on the entire Block. Royalties start at 5% if and when production is less than 5,000 Boepd and are capped at 20% if and when production surpasses 100,000 Boepd.

If we decide not to continue with an additional exploration work program beyond the initial exploration work program, we will only be allowed to keep each field discovered and the surrounding five kilometer area for the remainder of the contract life. Currently, we plan to continue our exploration activities to retain the additional area in Block Z-1.

Description of Block XIX and License Contract

Block XIX covers approximately 473,000 gross acres, lying entirely onshore and adjacent to Block Z-1 in northwest Peru. Geologically, the Block lies primarily within the Tumbes Basin of Oligocene-Neogene age, but also covers part of the Talara Basin to the south. Several older wells showed evidence of gas potential in the Mancora formation as well as oil shows from the Heath Formation. The sections of the Tumbes and Talara Basins in Block XIX are primarily exploratory areas and have had limited drilling and seismic activity. However, based on our assessment of available data, we expect the Mancora formation to continue from offshore in Block Z-1 in Piedra Redonda through Block XXIII, also under license to us, and into Block XIX, an area which spans approximately fifty miles.

In December 2003, we signed a license contract whereby we acquired a 100% interest in Block XIX. The term for the exploration period in Block XIX is seven years and can be extended under certain circumstances for an additional period of up to four years. If a commercial discovery is made during the exploration period, the contract will allow for the production of oil for a period of 30 years from the effective date of the contract and the production of gas for a period of 40 years. In the event a block contains both oil and gas, the 40-year term may apply to oil production as well. Royalties under the contract vary from 5% to 20% based on production volumes in the entire Block. Royalties start at 5% if and when production is less than 5,000 Boepd and are capped at 20% if and when production surpasses 100,000 Boepd.

The seven-year exploration phase in the Block XIX License Contract is divided into five periods of 18 months, 24 months, 15 months, 15 months and 12 months, respectively. We are in the fourth exploration period. After satisfying our commitments under the third exploration period by drilling the PLG-1X well in 2011, the fourth exploration period is under suspension while the approval of an environmental impact study by the DGAAE is obtained to conduct a limited 3-D seismic survey. We have received approval from Perupetro to conduct a limited 3-D seismic survey as part of our minimum work commitment for the fourth exploration period to further evaluate future drilling locations. An environmental assessment is currently in process to obtain an environmental permit for the additional seismic work. Once approval is obtained, we will reestablish timelines for the remaining exploration periods.

As of December 31, 2013, we had a $585,000 bond posted for $292,500 in cash collateral as required under the License Contract. The fifth exploration period will require a performance bond of $585,000. The performance bond amounts are not cumulative, and will be released at the end of each exploration period if the work commitment for that period has been satisfied. In addition, we are required to make technology transfer payments related to training costs of Perupetro professional staff during the exploration phase in the amount of $5,000 per year. We must declare a commercial discovery no later than the end of the last exploration period, including any extensions or deferments in order to retain the block.

Under the terms of the Block XIX License Contract, we are required to relinquish 20% of the least promising licensed acreage by the end of the fourth exploration period.  Accordingly, we intend to retain the most promising acreage identified.  At the end of the exploration phase, we may keep the remainder of the contract area, provided we commit to pursue and implement an additional work program every two years, for up to a maximum of four years. The additional exploration commitment requires us to drill one exploratory well, or conduct certain exploratory working equivalent units, every two years, for up to a maximum period of four years, in order to keep the remaining contract area. If we decide not to continue this minimum work program, we will only be allowed to keep the area over the fields discovered, plus a technical security zone around those areas.

Description of Block XXII and License Contract

On November 21, 2007, we signed a license contract whereby we acquired a 100% interest in Block XXII. Block XXII is located onshore in northwest Peru within the Lancones Basin of Cretaceous—Upper Eocene Age and covers an area of approximately 912,000 gross acres. The Lancones Basin, which includes the Muerto play, is primarily an exploratory area and has had limited drilling and seismic activity. The southern sector of this Block also covers the productive Talara basin of northwest Peru, near the Talara Refinery. The exploration period of the License Contract extends over a seven-year period divided into five periods of four periods of 18 months and a final period of 12 months. Under certain circumstances, the exploration periods may be extended for an additional period of up to three years. We are in the second exploration period and are currently awaiting the approval of an environmental impact study by the DGAAE in order to drill an exploratory well. We plan to conduct an additional 2-D seismic program as confirmation of potential drilling locations, and plan to drill exploratory wells after receipt of the necessary environmental permits. The timing of the actual drilling will depend on approval of the environmental permit, which is in process, and subsequent receipt of the necessary ancillary permits. Once approval is obtained, we will reestablish timelines for the remaining exploration periods. Drilling of the well in Block XXII is expected in late 2014 or 2015. In each subsequent period after the first 18 month period, we are required to drill an exploratory well or perform other equivalent work commitments. If a commercial discovery is made during the exploration period, the contract will allow for the production of oil for a period of 30 years from the effective date of the contract and the production of gas for a period of 40 years. In the event a block contains both oil and gas, the 40-year term may apply to oil production as well. Royalties under the contract vary from 15% to 30% based on production volumes in the entire Block. Royalties start at 15% if production is less than 5,000 Boepd and are capped at 30% if production surpasses 100,000 Boepd.

In connection with the second exploration period, we were required to obtain a $650,000 performance bond that is secured by cash collateral in the amount of $350,000. Performance bond amounts are not cumulative, and will be released at the end of each exploration period if the work commitment for that period has been satisfied.

Under the Block XXII License Contract, we are required to relinquish at least 20% of the least prospective licensed acreage at the end of the third period and at least another 30% of the least prospective licensed acreage at the end of the fourth period such that at the end of the fourth period, we will have released 50% of the original agreement area. Accordingly, we intend to retain the most prospective acreage identified.  The contract does not call for any additional relinquishment of acreage within the contract area and we may retain the remaining un-relinquished area for the remainder of the contract life provided we continue executing a minimum work program as defined under the License Contract.  If we decide not to continue this minimum work program, we will only be allowed to keep the fields discovered and the surrounding five kilometer areas for the remainder of the contract life.

Description of Block XXIII and License Contract

On November 21, 2007, we signed a license contract whereby we acquired a 100% interest in Block XXIII, which consists of approximately 230,000 gross acres and is located onshore in northwest Peru between Blocks Z-1 and XIX. This Block is located in the Tumbes Basin, although in its southern section, the Talara Basin, sediments may be found deeper. The sections of the Tumbes and Talara Basins in Block XXIII are primarily exploratory areas and have had limited drilling and seismic activity. The exploration period of the License Contract extends over a seven-year period divided into two periods of 18 months and two periods of 24 months. We are in the second exploration period which expires in July 2014. We are required to complete 678 exploration work units which will determine the number of wells drilled in the second exploration period. Drilling on Block XXIII began in January 2014. If a commercial discovery is made during the exploration period, the contract will allow for the production of oil for a period of 30 years from the effective date of the contract and the production of gas for a period of 40 years. In the event the block contains both oil and gas, the 40-year term may apply to oil production as well. Royalties under the contract vary from 15% to 30% based on production volumes in the entire Block. Royalties start at 15% if production is less than 5,000 Boepd and are capped at 30% if production surpasses 100,000 Boepd.

In connection with the second exploration period, we were required to obtain a performance bond of $3.4 million that is secured by cash collateral in the amount of $1.7 million. Performance bond amounts are not cumulative, and will be released at the end of each exploration period if the work commitment for that period has been satisfied.

Under the Block XXIII License Contract, we are required to relinquish 20% of the least prospective licensed acreage at the end of the third period and at least another 30% of the least prospective licensed acreage at the end of the fourth period such that at the end of the fourth period, we will have released 50% of the original agreement area. Accordingly, we intend to retain the most prospective acreage identified.  The contract does not call for any additional relinquishment of acreage within the contract area and we may retain the remaining un-relinquished area for the remainder of the contract life provided we continue executing an exploration work program as defined under the License Contract.  If we decide not to continue this exploration work program, we will only be allowed to keep the fields discovered and the surrounding five kilometer areas for the remainder of the contract life.

Proved Reserves

Our estimated proved oil reserve quantities were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers. NSAI was chosen based on its knowledge and experience of the region in which we operate. Numerous interpretations and assumptions are made in estimating quantities of proved reserves and projecting future rates of production and the timing of development expenditures. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Our actual reserves, future rates of production and timing of development expenditures may vary substantially from these estimates. See Item 1A Risk Factors, “Our reserve estimates depend on many assumptions that may turn out to be inaccurate,” and “As of December 31, 2013, we had eight proved undeveloped reserve locations in the Corvina filed or 5.0 MMBbls included in our proved oil reserves that are scheduled to be drilled after five years from initial disclosure” for further information. All of our proved reserves are in the Corvina and Albacora fields. Our net quantities of proved developed and undeveloped reserves of crude oil and standardized measure of future net cash flows are reflected in the table below. For further information about the basis of presentation of these amounts, see the “Supplemental Oil and Gas Disclosures (Unaudited)” under Item 8, “Financial Statements and Supplementary Data” contained herein.

As of December 31, 2013, we owned a 51% working interest in the Corvina and Albacora fields that require Peruvian government royalties of 5% to 20% of revenue depending on the level of production. The effect of these royalty interest payments is reflected in the calculation of our net proved reserves. Our estimate of proved reserves has been prepared under the assumption that our license contract will allow production for the possible 40-year term for both oil and gas, as more fully discussed under “Description of Block Z-1” above.

Net Proved Crude Oil Reserves and Future Net Cash Flows

As of December 31, 2013

Based on Average First Day-of-the-Month Fiscal-Year Prices

	Actual	Estimated Future Capital Expenditures
	(In MBbls)	(In thousands)
Proved Developed Producing	3,209	$4,027
Proved Developed Not Producing	-	-
Proved Undeveloped	12,915	99,276
Total	16,124	$103,303

Standardized Measure of Discounted Future Net Cash Flows, Discounted @ 10% (in thousands)	$678,050

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

The reserve volumes and values were determined under the method prescribed by the SEC, which requires the use of an average oil price, calculated as the twelve-month first day of the month historical average price for the twelve-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

Our policies regarding internal controls over the recording of reserves estimates requires reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles.

Our Vice President of Exploration and Production is responsible for compliance in reserves bookings and utilizes the reserves estimates made by our third party reserve consultant, NSAI, for the preparation of our reserve report. Our Vice President of Exploration and Production is a geologist with over 34 years of supervisory and operating experience in the domestic and international oil and gas industry.  Prior to joining BPZ Energy, he was employed by Occidental Petroleum Corporation for over 28 years in both Houston and Peru, where he held several positions including New Ventures Manager for Latin America and Exploration Manager for Peru. He holds a Bachelor of Science in Geological Sciences Degree from the University of Texas and is a Licensed Professional Geologist.

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

The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Dan Paul Smith and Mr. Mike K. Norton. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 1980. Mr. Smith is a Licensed Professional Engineer in the State of Texas (No. 49093) and has over 40 years of practical experience in petroleum engineering, with over 30 years experience in the estimation and evaluation of reserves. He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Norton has been practicing consulting petroleum geology at NSAI since 1989. Mr. Norton is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 441) and has over 34 years of practical experience in petroleum geosciences, with over 24 years experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1978 with a Bachelor of Science Degree in Geology. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Reserve Technologies

The SEC allows use of techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. We used a combination of production and pressure performance, wireline wellbore measurements, analytical and simulation studies, offset analogies, seismic data and interpretation, geological data, interpretation, and modeling, wireline formation tests, geophysical logs and core data, and laboratory fluid studies to calculate our reserves estimates.

Development of Proved Reserves

As of December 31, 2013, we had net proved oil reserves of 16.1 MMBbls which represents a decrease from the net proved oil reserves at December 31, 2012 of 16.4 MMBbls.  In December 2012, we completed the sale of a 49% participating interest in the Block Z-1 License Contract. This resulted in sales of reserves in place of 16.4 MMbls of proved reserves. We now own a 51% participating interest in Block Z-1. The net proved oil reserves associated with proved developed producing wells increased by 1.5 MMBbls to 3.2 MMBbls in 2013 from 1.7 MMBbls in 2012. Reductions to proved developed non–producing reserves were 0.4 MMBbls, bringing the total of proved developed non–producing reserves at December 31, 2013 to none compared to 0.4 MMBbls in 2012. The net oil reserves associated with proved undeveloped areas decreased by 1.4 MMBbls to 12.9 MMBbls at December 31, 2013 from 14.3 MMBbls in 2012.

         Proved Undeveloped Reserves (“PUD” or “PUDs”)

As of December 31, 2013, 12.9 MMBbls of PUDs were reported, a decrease of 1.4 MMBbls from December 2012. The following table shows changes in the PUDS for 2013:

MBbls

PUDS at January 1, 2013	14,301
Revisions of previous estimates	(973)
Purchases of minerals in place	-
Extensions, discoveries and other additions	344
Sales of reserves in place	-
Conversion to proved developed reserves	(757)

PUDS at December 31, 2013	12,915

In 2013, we had negative revisions to PUDs of 1.1 MMBbls of previous estimates due to performance revisions for the Corvina field.

In 2013, we converted 0.8 MMBbls, or 5.6% of total year-end 2012 PUDs to developed status. As of December 31, 2013, we had a total quantity of 21 PUD locations contributing 12.9 MMBbls to our 2013 proved oil reserves.  Of the total 21 PUDs, 17 PUDs are associated with the Corvina field and 4 PUD locations are associated with the Albacora field. Costs incurred to advance the development of PUDs associated with Block Z-1 in 2013 were approximately $70.6 million, which was reimbursed by our partner in Block Z-1, Pacific Rubiales.  Costs incurred to advance the development of PUDs associated with Block Z-1 in 2012 were approximately $60.2 million, of which $56.8 million was reimbursed by our partner in Block Z-1, Pacific Rubiales.  Costs incurred to advance the development of PUDs associated with Block Z-1 in 2011 were approximately $26.6 million. As of December 31, 2013, we had 8 PUD locations in the Corvina field or 5.0 MMBbls included in our proved oil reserves that are scheduled to be drilled after five years of initial disclosure. Other than the PUD amounts in such 8 locations, as of December 31, 2013, we did not have any PUDs previously disclosed that have remained undeveloped for five years or more since initial disclosure. All 8 PUD locations scheduled to be drilled after five years are the result of unexpected governmental permitting delays, facilities limitations on the CX-11 offshore platform and contractual and construction issues related to the CX-15 offshore platform in Block Z-1 located in environmentally sensitive, remote locations. The 8 PUDs are located in areas where we continue to actively drill.

In December 2012, the Company completed the sale of a 49% participating interest in the Block Z-1 License Contract. The Company now owns a 51% participating interest in Block Z-1.

Production, Average Sales Price and Production Costs.

The following table presents our oil sales volumes, average realized sales prices per Bbl and average production costs per Bbl for the indicated periods.

	Sales (1) Volumes (MBbls)	Average Sales Price	Average Production Cost (2)

2013	506.9	$99.79	$49.11
2012	1,187.8	$103.31	$44.16
2011	1,379.6	$101.01	$36.82

(1)	We inventory our oil that has not been sold. Therefore, per unit costs, after allocating operating costs to inventory, are based on sales volume.

(2)	Production costs include the oil production, transportation and workover costs as well as field maintenance and repair costs.

Acreage; Productive Wells

The following table shows the approximate number of developed and undeveloped acres as of December 31, 2013:

	Acres
	Gross	Net
Developed	800	408
Undeveloped	2,169,200	1,897,642
Total acreage	2,170,000	1,898,050

The number of gross and net productive development wells at December 31, 2013, 2012 and 2011 were 13.0 gross (6.6 net), 11.0 (5.6 net) and 11.0 (gross and net), respectively.

Drilling Activity

The number of gross and net productive oil wells drilled in 2013, 2012 and 2011 were 2.0 gross (1.0 net), none, and 2.0 (gross and net), respectively. We did not drill any exploratory wells or have any dry holes in 2013 or 2012. We drilled one exploratory well (gross and net) in 2011, the PLG-1X in Block XIX, which we deemed to be a dry hole in the fourth quarter 2011. The following lists our successful development wells that were drilled during the year ended December 31, 2013:

Field and Well	Exploratory/Development	Drilling Depth (feet)	Date Objective Drilled/Tested/Completed
Corvina - CX15-1D	Development	7,900	4th quarter
Albacora - A-18D	Development	12,600	4th quarter

Successful exploratory and development wells refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated. For the purpose of this table, the term “completed” refers to the installation of equipment for the production of oil or natural gas.

The following table shows the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion at December 31, 2013:

	Wells in process of drilling or in active completion		Wells suspended or waiting on completion
	Exploration	Development (1)	Exploration (2)	Development
Gross	-	1.0	1.0	-
Net	-	0.5	0.5	-

Wells suspended or waiting on completion include exploration and development wells where drilling has occurred, but the wells are awaiting resumption of drilling or other completion activities.

(1) Represents the CX15-2D well.

(2) Represents the CX11-16X well.

2014 Activities

Block Z-1

Corvina Field

We spudded the second development well from the CX-15 platform, the CX15-2D well, in November 2013, and it was completed in January 2014. We drilled the CX15-2D well near the existing CX11-18XD well to a measured depth of approximately 9,000 feet. Production from the CX15-2D well began in February 2014. We spudded the third development well from the CX-15 platform, the CX15-3D well, in February 2014.

Albacora Field

We spudded a development well, the A-19D, from the A platform in the Albacora field of Block Z-1 on January 1, 2014. The target depth of the A-19D well is approximately 12,400 feet. The A-19D well began production on March 1, 2014.

Block Z-1 Seismic

The joint technical team continues to interpret the Block Z-1 3-D seismic data.

Block XIX

We have received approval from Perupetro to conduct a limited 3-D seismic survey as part of our minimum work commitment for the fourth exploration period to further evaluate future drilling locations. The environmental assessment process is underway to obtain an environmental permit for the additional seismic work.

Block XXII

The timing of the additional seismic work and actual drilling on Block XXII will depend on approval of the environment assessment, which is underway, and subsequent receipt of the necessary ancillary permits. Drilling on Block XXII is expected in late 2014 or 2015.

Block XXIII

We spudded an exploration well, the Caracol 1X, on January 5, 2014. This is the first of three exploratory wells we plan to drill in Block XXIII in 2014. The target depth of the Caracol 1X well is approximately 3,500 feet. Logs have been run after reaching total depth to determine testing intervals, and casing has now been set to test the selected intervals. A number of intervals have been selected for testing and the testing is ongoing.

Marine

In December 2013, we entered into a Management Services Agreement with a third party marine operator to manage our marine fleet. We transferred our BPZ Marine S.R.L. employees to the new operator.

Property in Ecuador

Through our wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, we also own a 10% non-operating net profits interest in an oil and gas producing property, Block 2, located in the southwest region of the Santa Elena Property. The Santa Elena Property (operated by Pacifpetrol) is located west of the city of Guayaquil along the coast of Ecuador. Almost 3,000 wells have been drilled in the field since production began in the 1920s. There are approximately 1,300 active wells which produce approximately 1,300 barrels of oil per day. The majority of the wells produce intermittently by gas lift, mechanical pump or swabbing techniques. Crude oil is gathered in holding tanks and pumped via pipeline to an oil refinery in the city of Libertad, Ecuador. In May 2013, the license agreement and operating agreement covering the property were extended from May 2016 to December 2029.

In 2013, the Consortium, which includes us and three other partners, in order to extend the term of the contract from 2016 to 2029, agreed to additional work commitments to increase production in the Santa Elena field. Our total share of this commitment over the remaining life of the contract is $5.2 million (our 10% non-operating net profits interest) which amount is due throughout the period of 2014 through 2028. This commitment should be funded by cash on hand and cash generated from new production of the partnership. If the partnership does not have sufficient cash on hand, we may elect to make a cash contribution to the partnership for our 10% share of the commitment. If we elect not to make our 10% share contribution of the commitment, we would lose our rights in the Consortium and the Contract at the Santa Elena field.

ITEM 3. LEGAL PROCEEDINGS

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

The following table sets forth, for the periods indicated, the high and low prices of a share of our common stock as reported on the NYSE.

	High	Low

2013
Fourth quarter	$2.28	$1.58
Third quarter	2.55	1.75
Second quarter	2.52	1.67
First quarter	3.33	2.19

2012
Fourth quarter	$3.20	$2.22
Third quarter	3.40	2.01
Second quarter	4.64	2.09
First quarter	4.34	2.69

Holders

As of February 28, 2014, we had approximately 136 shareholders of record, and an estimated 12,683 beneficial owners of our common stock.

Dividends

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

Performance Graph

The following graph compares the cumulative total shareholder return for our Common Stock to that of (i) the Russell 2000 Stock Index and (ii) a customized peer group. The companies included in the customized Peer Group Composite, adjusted for the effects of industry consolidation, are Endeavor International Corp., Abraxas Petroleum Corp., Harvest Natural Resources, Inc., Callon Petroleum Co., PetroQuest Energy, Inc., Apco Oil and Gas International Inc., Vaalco Energy, Inc., Contango Oil & Gas Co., and Gran Tierra Energy Inc. “Cumulative total return” is defined as the change in share price during the measurement period, plus cumulative dividends for the measurement period (assuming dividend reinvestment), divided by the share price at the beginning of the measurement period. The graph assumes $100 was invested on January 1, 2008 in our Common Stock, the Russell 2000 Stock Index and the Peer Group Composite.

	2008	2009	2010	2011	2012	2013
BPZ Resources, Inc.	$100	$148	$74	$44	$49	$28
Russell 2000 Stock Index	100	125	157	148	170	233
Peer Group Composite	100	92	157	163	87	91

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and the notes thereto included under Item 8. – “Financial Statements and Supplementary Data.”

	For the Year Ended December 31,

Operating Results:	2013	2012	2011	2010	2009
	(In thousands, except per share and per barrel information)
Total net revenue	$50,729	$122,958	$143,740	$110,464	$52,454

Operating and administrative expenses:
Lease operating expense	24,893	52,458	50,792	32,585	28,113
General and administrative expense	24,111	28,705	34,998	32,444	33,051
Geological, geophysical and engineering expense	2,184	43,787	12,917	19,318	7,975
Dry hole costs	-	-	13,082	32,778	-
Depreciation, depletion and amortization expense	27,214	45,873	38,944	33,755	25,803
Standby costs	4,311	5,340	4,529	7,487	-
Other operating expense	4,430	2,266	-	12,889	-
Gain on divestiture	-	(26,864)	-	-	-

Total operating and administrative expenses	87,143	151,565	155,262	171,256	94,942

Operating loss	(36,414)	(28,607)	(11,522)	(60,792)	(42,488)

Other income (expense):
Income from investment in Ecuador property, net	152	62	412	740	1,208
Interest expense	(16,158)	(16,115)	(19,772)	(11,618)	-
Loss on extinguishment of debt	(7,222)	(7,318)	-	-	-
Gain (loss) on derivatives	242	(2,610)	(2,046)	-	-
Interest income	182	44	453	272	215
Other income (expense)	(4,268)	(159)	1,083	19	(1,312)

Total other income (expense)	(27,072)	(26,096)	(19,870)	(10,587)	111
Loss before income taxes	(63,486)	(54,703)	(31,392)	(71,379)	(42,377)

Income tax expense (benefit)	(5,775)	(15,614)	2,435	(11,608)	(6,575)
Net loss	$(57,711)	$(39,089)	$(33,827)	$(59,771)	$(35,802)
Basic and diluted net loss per share	$(0.50)	$(0.34)	$(0.29)	$(0.52)	$(0.35)
Basic and diluted weighted average common shares outstanding	115,943	115,631	115,367	114,919	103,362
Oil sales price per barrel, net	$99.79	$103.31	$101.01	$72.53	$54.49
Operating cost per barrel	$49.11	$44.16	$36.82	$21.47	$29.21

Balance Sheet Data:
Working Capital/(Deficit)	$71,670	$58,839	$49,180	$22,703	$7,385
Property, equipment and construction in progress, net	217,753	238,557	381,602	342,507	262,517
Total assets	406,749	527,430	537,333	470,307	349,172
Total long-term debt	206,939	197,160	248,384	156,750	22,581
Stockholders' equity	137,475	186,300	222,452	251,326	271,957

Cash Flow Data:
Cash flow provided by (used in) operating activites	(52,627)	(46,062)	47,121	(5,125)	(30,785)
Cash flow provided by (used in) investing activities	53,968	(65,838)	(93,883)	(158,104)	(90,005)
Cash flow provided by (used in) financing activities	(27,486)	137,268	93,182	156,834	133,620

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

Overview

We are an independent oil and gas company focused on the exploration, development and production of oil and natural gas in Peru and Ecuador. We also intend to utilize part of our planned future natural gas production as a supply source for the development of a gas-fired power generation facility in Peru, which we currently plan to wholly or partially - own. We have the license agreements for oil and gas exploration and production covering approximately 2.2 million gross (1.9 million net) acres in four blocks in northwest Peru and off the northwest coast of Peru in the Gulf of Guayaquil. We also own a 10% non-operating net profits interest in an oil and gas producing property, Block 2, located in the southwest region of the Santa Elena Property.

Our current activities and related planning are focused on the following objectives:

●	Continuing the offshore development drilling campaign from the new Corvina CX-15 platform and Albacora platform;

●	Optimizing oil production in the Corvina field in Block Z-1 with our joint venture partner Pacific Rubiales;

●	Processing and analyzing the data from the 3-D seismic survey in Block Z-1 to guide further exploration and development activities within the Block;

●	Working with Block Z-1 partner, Pacific Rubiales, to continue to develop the Corvina field and the Albacora field;

●	Explore the remainder of Block Z-1, starting with the Delfin prospect where we have received the permit to install a platform and begin drilling;

●	Continuing acquisition, processing and interpretation of seismic data to better understand the characteristics and potential of our onshore properties;

●	Executing an exploratory drilling campaign in Block XXIII;

●	Planning and permitting an on-shore drilling campaign to explore and appraise Block XXII and meet our applicable license requirements;

●	Identifying potential partners for our other operations; and

●

Continuing business development efforts for our gas-to-power project to monetize our natural gas resources, which we have identified in the Corvina field but for which no market has yet been secured and related financing has yet to be obtained.

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

Oil Development

General

We plan to conduct additional drilling activities based in part on an ongoing assessment of economic efficiencies, license contract requirements, likely success and logistical issues such as scheduling, required maintenance and replacement of equipment and consultation with our joint venture partner with respect to Block Z-1.  This assessment could result in increased emphasis and activities on a given prospect and conversely, could result in decreased emphasis on a given prospect for a period of time.  In particular, we will assess allocation of our current resources among the Corvina, Albacora, and other Block Z-1 prospects and certain onshore prospects as they develop, along with our gas-to-power project.

Block Z-1

The Block Z-1 License Contract provides for an initial exploration phase of seven years, and exploration can continue in the exploitation phase for an additional six years. Each period has a commitment for exploration activities and requires a financial guarantee to secure the performance of the work commitment during such period. We are in the exploitation period in Block Z-1.

Divestiture

On April 27, 2012, we and Pacific Rubiales (together with its subsidiaries) executed a Stock Purchase Agreement under which we formed an unincorporated joint venture with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru. Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest, including reserves, in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012. In order to finalize the joint venture, Peruvian governmental approvals were needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract. Until the required approvals were obtained, Pacific Rubiales provided a $65.0 million down payment on the purchase price and other funds which we initially accounted for as loans to continue to fund our Block Z-1 capital and exploratory activities. These amounts were reflected as long-term debt prior to closing the transaction.

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

The development of Block Z-1 is subject to the terms and conditions of a Joint Operating Agreement with Pacific Rubiales that governs the legal, technical and operating rights and obligations of the parties with respect to the joint operations of Block Z-1. Under the agreement, we are the operator and responsible for the administrative, regulatory, government and community related duties, and Pacific Rubiales manages the technical and operating duties in Block Z-1. The Joint Operating Agreement will continue for the term of the License Contract and thereafter until all decommissioning obligations under the License Contract have been satisfied.

At closing, Pacific Rubiales exchanged certain loans along with an additional $85.0 million, plus other amounts due to us or from us under the SPA, for the interests and assets obtained from us under the SPA and under the Block Z-1 License Contract. Proceeds of $150.0 million (less transaction costs of $5.7 million) less the net book value of the assets sold of $117.4 million resulting in a gain on the sale of $26.9 million for the year ended December 31, 2012, which was recognized as a component of operating and administrative expenses in connection with the closing. Due to certain tax benefits resulting from the sale, the after tax gain was $31.1 million.

The transaction provided for an adjustment based upon the collection of revenues ($56.1 million) and the payment of expenses ($32.6 million) and income taxes ($5.2 million) attributable to the properties that took place after the effective date of January 1, 2012 and prior to the closing date, which was December 14, 2012. These amounts were settled by adjusting down $18.3 million of the carry amount. At December 31, 2013 and December 31, 2012, the carry amounts were $81.3 million and $126.3 million, respectively.

At December 31, 2013 and December 31, 2012, we reflected $23.9 million and $19.9 million, respectively, as other current liabilities and $16.8 million and $20.8 million, respectively, as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by us and Pacific Rubiales under the terms of the SPA.

Corvina Field

We originally began producing oil from the CX-11 platform, located in the Corvina field within the offshore Block Z-1 in northwest Peru, under a well testing program that started on November 1, 2007.  The Corvina field was placed into commercial production on November 30, 2010.  On the CX-11 platform, we have completed a total of nine gross (4.6 net) oil wells, the CX11-23D, the CX11-22D, the CX11-17D, the CX11-19D, the CX11-15D, the CX11-21XD, the CX11-20XD, the CX11-18XD and the CX11-14D wells, one of which is currently being used as gas injection and/or water injection well. Produced oil is kept in production inventory until such time as it is delivered to the refinery. The oil is delivered by vessel to storage tanks at the refinery in Talara, owned Petroperu, which is located 70 miles south of the platform.

The CX-15 platform was anchored in the West Corvina field, one mile south of the existing CX-11 platform, in the second half of September 2012. On November 8, 2012, we received an environmental permit from the DGAAE allowing us to begin the drilling and subsequent operation of all production and injection facilities on the new CX-15 platform at the Corvina field. We installed three pipelines between the two Corvina platforms and one pipeline from the CX-15 platform to discharge manifold for the floating storage and offloading vessel.

Modifications made to the platform monitoring and control systems to facilitate operation of the CX-15 platform are complete. Equipment is tracking platform response to weather and ocean conditions as well as draft. As a precaution, an anchoring system was installed to provide redundancy to the spud can, which anchors the platform. In July 2013, we spudded the first development well, the CX15-1D, from the new CX-15 platform. Production began in October 2013 from the CX15-1D well. On the CX-15 platform, we completed one gross (0.5 net) oil well, the CX15-1D well. We spudded the second development well, the CX15-2D, in November 2013. The well was drilled near the existing CX11-18XD well to a measured depth of approximately 9,000 feet. We completed the CX15-2D well in January 2014. Production from the CX15-2D well began in February 2014. We spudded the CX15-3D well in February 2014.

Production at each of the Corvina oil wells has declined differently, partly due to the fact that these wells were completed in different zones and some of the wells encountered mechanical problems. The wells have all initially shown typical solution gas drive behavior which can lead to significant production declines during the first year before leveling off to sustainable rates. We believe these results are influenced by technical/mechanical problems encountered with our initial wells, including unintentional production from intervals in the gas cap; however, it is possible we will see similar production declines with new Corvina wells. We believe that our recent initiation of gas reinjection into the gas cap is helping to slow production decline rates. The work planned during the development drilling program, as well as the data we plan to collect during this program, should help us to better understand future performance expectations. Further, our ability to produce indicated reserves in Corvina depends on our ability to finance our continued operations and get our produced oil to market. Any failure in meeting these requirements could negatively affect our indicated reserves and their value as reported under the SEC. Therefore, in the evaluation of reserves, we attempt to account for all possible delays we can reasonably predict and their impact on the production forecast and remaining reserves to be produced.

Albacora Field

The Albacora field is located in the northern part of our offshore Block Z-1 in northwest Peru.  The current area of interest within the Albacora field is located in water depths of less than 100 feet. We currently have completed a total of five gross (2.5 net) oil wells, one of which is currently being used as gas injection and/or water injection well. We had been producing oil from the Albacora field from December 2009 through late October 2012 under various extended well testing permits.

Installation of the gas and water reinjection equipment was completed on the Albacora A platform and the equipment was ready for reinjection start up early in the first quarter of 2012. We received the required environmental permit for gas injection on October 29, 2012. The Albacora field is no longer subject to an extended well testing program. We spudded a development well, the A-18D well, from the A platform in the Albacora field of Block Z-1 in September 2013. This well was completed in December 2013. We also spudded a development well, the A-19D well, from the A platform in the Albacora field of Block Z-1 on January 1, 2014. The target depth of the A-19D well is approximately 12,400 feet. The A-19D well began production on March 1, 2014.

Block Z-1 Seismic

We completed the 3-D seismic survey of the area to assess our prospects before conducting further drilling operations, as well as to comply with our exploration commitments under our Block Z-1 License Contract. On November 3, 2011, we received the environmental permit to acquire approximately 1,600 square km of 3-D seismic data in our offshore Block Z-1 that was granted by the DGAAE. The seismic survey began in the first quarter of 2012. A second seismic boat was contracted to acquire the remaining areas where the CGGVeritas Vantage vessel was unable to safely navigate. The 3-D seismic acquisition on the remaining areas of Block Z-1 commenced in September 2012 and was completed in February 2013. Processing the seismic data acquired in both phases was completed by Fugro Seismic Services (now CGGVeritas Vantage) in September 2013.

The technical team continues to interpret the Block Z-1 3-D seismic data.

Block XIX

We have received approval from Perupetro to conduct a limited 3-D seismic survey as part of our minimum work commitment for the fourth exploration period to further evaluate future drilling locations. The environmental assessment process is underway to obtain an environmental permit for the additional seismic work.

Block XXII

As a result of the 258 km of 2-D seismic survey completed in 2011, three prospects and one lead have been defined. Evaluation continues and we expect to develop a detailed assessment of each prospect in order to define their technical merit and risk to determine their exploration potential. We expect to conduct an additional 2-D seismic program as confirmation of potential drilling locations, and plan to drill exploratory tests, after receipt of the necessary environmental permits.

We have notified Perupetro that the commitment for the second exploration period will be the drilling of one well. The timing of the actual drilling in Block XXII will depend on approval of the environment assessment, which is underway, and subsequent receipt of the necessary ancillary permits. Drilling in Block XXII is expected in late 2014 or 2015.

Block XXIII

In 2011, we acquired approximately 370 square km of 3-D seismic data and 312 km of 2-D seismic data which included certain areas of interest within the Palo Santo region and four other prospects that are a part of the Mancora gas play. The processing of the 3-D and 2-D data of Block XXIII has been completed and evaluated.

The environmental permits for the drilling of several prospects identified by the 2-D and 3-D seismic data acquired in 2011 on Block XXIII were approved in January 2013. We have received approval to move the previously agreed drilling locations to conform to the 3-D seismic results.

We are in the second exploration period. We spudded an exploration well, the Caracol 1X, on January 5, 2014. This is the first of three exploratory wells we plan to drill in Block XXIII in 2014. The target depth of the Caracol 1X well is approximately 3,500 feet. Logs have been run after reaching total depth to determine testing intervals, and casing has now been set to test the selected intervals. A number of intervals have been selected for testing and the testing is ongoing.

Marine Operations

In 2013, we provided barge construction supervision to a third party. In December 2013, we entered into a Management Services Agreement with a third party marine operator to manage our marine fleet. We transferred our BPZ Marine S.R.L. employees to the new operator.

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

We currently estimate the gas-to-power project will cost approximately $153.5 million, excluding capitalized interest, working capital and 18% value-added tax which will be recovered via future revenue billings.  The $153.5 million includes $133.5 million for the estimated cost of the power plant and $20.0 million for the natural gas pipeline. While we have held initial discussions with several potential joint venture partners for the gas-to-power project in an attempt to secure additional financing and other resources for the project, we have not entered into any definitive agreements with a potential partner. In the event we are able to identify and reach an agreement with a potential joint venture partner, we may retain only a minority position in the project, or the power generation facility may be wholly owned by a third party. However, we, along with our Block Z-1 partner, expect to retain the responsibility for the construction and ownership of the pipeline. We have obtained certain permits and are in the process of obtaining additional permits to proceed with the project.

Financing Activities

Convertible Notes due 2017

During the third quarter of 2013, we closed on an offering of an aggregate of $143.8 million of convertible notes due 2017 which includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the 2017 Convertible Notes in addition to the original offering of $125.0 million. The 2017 Convertible Notes are general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and rank senior in the right of payment to all of our existing and future subordinated debt.  The 2017 Convertible Notes are effectively subordinate to any of our secured indebtedness we may have to the extent of the value of the assets collateralizing such indebtedness.  The 2017 Convertible Notes are not guaranteed by our subsidiaries.

The interest rate on the 2017 Convertible Notes is 8.50% per year with interest payments due on April 1st and October 1st of each year.  The 2017 Convertible Notes mature with repayment of $143.8 million (assuming no conversion) on October 1, 2017.

The conversion rate is 249.5866 shares per $1,000 principal amount (equal to an initial conversion price of approximately $4.0066 per share of common stock). Upon conversion, if conversion is elected by the noteholder, we must deliver, at our option, either (1) a number of shares of our common stock determined as set forth in the Indenture agreement dated September 24, 2013, (2) cash, or (3) a combination of cash and shares of our common stock.

For further information regarding the 2017 Convertible Notes see “Liquidity, Capital Resources and Capital Expenditures” below.

Convertible Notes due 2015

During the first quarter of 2010, we closed on a private offering for an aggregate of $170.9 million of convertible notes due 2015. The 2015 Convertible Notes are our general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are effectively subordinate to all of our secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by our subsidiaries. In September 2013, we repurchased $85.0 million of the principal balance of the $170.9 million of the 2015 Convertible Notes leaving $85.9 million of the 2015 Convertible Notes outstanding.

For further information regarding the 2015 Convertible Notes see “Liquidity, Capital Resources and Capital Expenditures” below.

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

Future Market Trends and Expectations

 Our business depends primarily on the level of current and future oil and gas demand and prices which may impact our ability to raise capital to finance the development of our current and future oil and gas opportunities, to continue developing our gas-to-power project, which anchors our gas monetizing strategy, and to maintain our commitments and obligations under our current and possible future license contracts. The world economies are continuing on the path to recovery, though at a gradual pace. Growth has resumed, but is modest and the downside risks remain significant. However, if financial conditions continue to improve, global growth could be stronger than projected.   Global economic growth drives demand for energy from all sources, including fossil fuels.  A lower future economic growth rate could result in decreased demand growth for our crude oil and natural gas production as well as lower commodity prices, which will reduce our cash flows from operations and our profitability.

Geopolitical activities across the globe will also have an impact on oil prices. Unrest and conflicts in the world, including the Middle East, with the Syrian uprisings, as well as instability in North Africa, particularly in Egypt, will continue to contribute the volatility of global oil prices.

Oil supply will also play a significant role in price volatility. The significant spare oil production capacity of Saudi Arabia, and their desire to maintain target prices, will continue to be a factor influencing the global price of oil. In addition, new North American supply increases are driving down the U.S. crude imports. Crude oil generated the largest single annual increase in liquids production in U.S. history in 2012. The impact of a continued increase of U.S. crude oil production would also contribute to putting pressure on global oil prices.

In response to our current economic environment, for 2014, we will continue to focus on oil development in Block Z-1 with our Block Z-1 partner, specifically in the Corvina and Albacora fields.

From a production perspective, our goal is to increase production during 2014 based on what is expected to be a multi-year drilling program from the CX-15 and Albacora platforms, while gearing up to explore some of the other Block Z-1 prospects.

Expected operational cash flow from Corvina and Albacora oil sales should contribute towards funding the 2014 capital expenditures budget. The majority of our share of the 2014 Block Z-1 capital expenditures budget should be funded by our partner under the carry agreement in place. In addition, we will continue to evaluate our options on additional financing as needed. We anticipate future results will be based on our production levels and current and future oil prices. When forecasting our 2014 performance, we relied on assumptions about the market for oil, our customers and suppliers, past results and operational and regulatory delays. We continue to be conservative in view of oil pricing, though there are forecasts both above and below what we would assume for the average spot price. Our results could materially differ from what we anticipate if any of our assumptions, such as major technical or mechanical well issues, commodity pricing, or production levels prove to be incorrect. In addition, our businesses’ operations, financial condition and results of operations are subject to numerous risks and uncertainties that, if realized, could cause our actual results to differ substantially from our forward-looking statements. These risks and uncertainties are further described in Item 1A. — “Risk Factors” of this report.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year Ended December 31,
	2013	2012	Increase/ (Decrease)
	(in thousands except per bbl information)
Net sales volume:
Oil (MBbls)	507	1,188	(681)

Net revenue:
Oil revenue, net	$50,585	$122,708	$(72,123)
Other revenue	144	250	(106)
Total net revenue	50,729	122,958	(72,229)

Average sales price (approximately):
Oil (per Bbl)	$99.79	$103.31	$(3.52)

Operating and administrative expenses:
Lease operating expense	24,893	52,458	(27,565)
General and administrative expense	24,111	28,705	(4,594)
Geological, geophysical and engineering expense	2,184	43,787	(41,603)
Depreciation, depletion and amortization expense	27,214	45,873	(18,659)
Standby costs	4,311	5,340	(1,029)
Other operating expense	4,430	2,266	2,164
Gain on divestiture	-	(26,864)	26,864
Total operating and administrative expenses	$87,143	$151,565	$(64,422)

Operating loss	$(36,414)	$(28,607)	$(7,807)

Net Oil Revenue

For the year ended December 31, 2013, our net oil revenue decreased by $72.1 million to $50.6 million from $122.7 million for the same period in 2012. The decrease in net oil revenue is due to: (1) a decrease in the amount of oil sold of 681 MBbls, and (2) a decrease of $3.52, or 3.4%, in the average per barrel sales price received. Total sales for the year ended December 31, 2013 were 507 MBbls compared to 1,188 MBbls for the same period in 2012. We expect net oil revenues to increase in 2014 from higher production in 2014 compared to 2013 due to our development drilling program in Block Z-1 that began in the second half of 2013.

The decrease in amount of oil sold is due to the December 2012 sale of a 49% participating interest in Block Z-1 to Pacific Rubiales (approximately 582 MBbls for the year ended December 31, 2012) and lower oil production in the Corvina and Albacora fields.

The 2013 price/volume analysis is as follows:

(in thousands)
2012 Oil revenue, net	$122,708
Changes associated with sales volumes	(70,341)
Changes associated with prices	(1,782)
2013 Oil revenue, net	$50,585

For the year ended December 31, 2013, we had consistent oil production from nine gross (4.6 net) producing wells and intermittent production from four gross (2.0 net) wells. During the same period in 2012, we had consistent oil production from seven (3.6 net) producing wells and intermittent production from four (2.0 net) wells. Total oil production for the year ended December 31, 2013 was 514 MBbls compared to 1,185 MBbls for the same period in 2012. The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012 and the entitlement to crude oil production from that day forward was allocated to each partner. The sharing of any production prior to that date was handled as an adjustment to the carry amount under the SPA.

On a pro forma basis, our production for the year ended December 31, 2012 would have been approximately 604 MBbls, assuming the sale of the 49% participating interest in Block Z-1 had closed on January 1, 2012.

The decrease in oil production is due to the December 2012 sale of a 49% participating interest in Block Z-1 to Pacific Rubiales (approximately 581 MBbls for the year ended December 31, 2013) and lower oil production in the Corvina field and in the Albacora field.

The revenues above are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro as stipulated in the Block Z-1 License Agreement based on production levels.

The following table is the amount of royalty costs of approximately 5% of gross revenues for the year ended December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Royalty costs	$2,707	$6,605
	$2,707	$6,605

Other Revenue

For the year ended December 31, 2013, other revenue decreased $0.2 million to $0.1 million from $0.3 million for the same period in 2012.

During the year ended December 31, 2013, we recognized other revenue associated with the chartering of support vessels.

During the year ended December 31, 2012, we chartered one vessel to a third party for approximately two weeks in January, and two marine vessels to a third party for approximately one week in September.

Lease Operating Expense

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities, as well as crude oil transportation and inventory changes. These costs include, among others, workover expenses, maintenance and repairs expenses, operator fees, processing fees, insurance and transportation expenses.

For the year ended December 31, 2013, lease operating expenses decreased by $27.5 million to $25.0 million ($49.11 per Bbl) from $52.5 million ($44.16 per Bbl). The decrease is due to a reduction in lease operating expenses of approximately $25.7 million related to the sale of a 49% participating interest in Block Z-1 in December 2012. Additionally, repairs and maintenance expense decreased by $1.7 million due to fewer maintenance and repairs on vessel support services, fuel costs decreased by $1.1 million, contract pumping services decreased by $0.9 million due to reduced rent of hydraulic jet pumps used to assist oil production and other lease operating expenses decreased by $0.3 million. These decreases were offset by higher workover expenses of $2.2 million associated with the one major workover performed in 2013, compared to the one major less expensive workover in 2012. We expect lease operating expense to increase in 2014 due to increased production in Block Z-1 as a result of our development drilling program that began in the second half of 2013.

General and Administrative Expense

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the year ended December 31, 2013, general and administrative expenses decreased by $4.6 million to $24.1 million from $28.7 million for the same period in 2012.  Stock-based compensation expense, a subset of general and administrative expenses, was $2.8 million for the year ended December 31, 2013 and $2.8 million for the same period in 2012. Other general and administrative expenses decreased $4.6 million to $21.3 million from $25.9 million for the same period in 2012. The $4.6 million decrease is due to lower salary and related costs of $1.9 million due to fewer employees, lower non-income taxes of $1.3 million, lower consulting costs of $0.5 million and lower other general and administrative expenses of $0.9 million.

We expect our 2014 general and administrative expenses to be similar to our 2013 general and administrative expenses.

Geological, Geophysical and Engineering Expense

        Geological, geophysical and engineering expenses include laboratory, environmental and seismic acquisition related expenses.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012 and the carry of exploratory expenditures for Block Z-1 by Pacific Rubiales began that day. Our share of the 2013 Block Z-1 exploratory expenditures was fully funded by our partner under the carry agreement in place.

For the year ended December 31, 2013, geological, geophysical and engineering expenses decreased $41.6 million to $2.2 million compared to $43.8 million for the same period in 2012. The decrease is due to the seismic acquisition activity associated with our seismic data acquisition plan for Block Z-1 that occurred in 2012 compared to the lower activity and funding of seismic expenses in Block Z-1 by Pacific Rubiales in 2013.

We expect our 2014 geological, geophysical and engineering expense to increase compared to our 2013 geological, geophysical and engineering expense for Blocks XIX, XXII and XXIII. We expect our share of the 2014 Block Z-1 exploratory expenditures to be fully funded by our partner under the carry agreement in place.

Dry Hole Costs

There were no dry hole costs for the year ended December 31, 2013 or December 31, 2012.

Depreciation, Depletion and Amortization Expense

                For the year ended December 31, 2013, depreciation, depletion and amortization expense decreased $18.7 million to $27.2 million from $45.9 million for the same period in 2012. We expect depreciation, depletion and amortization expense in 2014 to be approximately in the range of depreciation, depletion and amortization expense in 2013.

For the year ended December 31, 2013, depletion expense decreased $13.5 million to $18.0 million from $31.5 million during the same period in 2012. The decrease for the year ended December 31, 2013 compared to the same period in 2012 is due to lower production in the Corvina and Albacora fields in 2013 and the sale of a 49% participating interest in the Block Z-1 License Contract in December 2012.

For the year ended December 31, 2013, depreciation expense decreased $5.2 million to $9.2 million compared to $14.4 million for the same period in 2012. The decrease is due to assets included in the sale of a 49% participating interest in the Block Z-1 License Contract in December 2012 and the change in our method of estimating the depreciation of producing equipment to the unit-of-production method from a straight-line five-year life method, partially offset by a change in useful life, as a result of new laws, of two vessels used in our marine operations that is contributing an additional $0.6 million of depreciation expense per quarter which began in the third quarter of 2012 and is expected to continue through December 2014.

Standby Costs

For the year ended December 31, 2013, we incurred $4.3 million in standby rig costs.

During 2013, we had the Petrex-10 rig partially or fully on standby for approximately three months and two rigs, the Petrex-28 rig and Petrex-21 rig, partially or fully on standby for approximately five months. We expect standby costs to be lower in 2014 due to the drilling program at the CX-15 platform that began in late 2013.

For the year ended December 31, 2012, we incurred $5.3 million in standby rig costs.

During 2012, we had the Petrex-18 rig, which was previously leased to another operator in 2011, on standby through July 31, 2012. Our contract on this rig was amended and the contract was suspended from August 1, 2012 through April 30, 2013. We had the Petrex-28 rig on standby from September 2012 through December 2012, as we expected to use this rig in drilling operations on the new CX-15 platform. Additionally, in 2012, we had a workover rig, the Petrex-10, on standby for two months to allow for seismic acquisition activities where the workover rig was operating.

Other Operating Expense

For the year ended December 31, 2013, we reported $4.4 million of charges in the Consolidated Statements of Operations as “Other operating expense.” We expensed these costs related to historical pre-development drilling studies for drilling locations and platform technologies and associated capitalized interest as we believe that these locations and technologies may change and we do not see a future value for these studies.

For the year ended December 31, 2012, we reported $2.3 million of abandonment charges in the Consolidated Statements of Operations as “Other operating expense.” We accrued $2.3 million of abandonment costs related to a platform in the Piedra Redonda field in Block Z-1, as we are obligated to ensure the offshore platform does not cause a threat to navigation in the area or marine wildlife. The $2.3 million charge is in addition to the Piedra Redonda platform abandonment costs previously recorded in the third quarter of 2010.

Gain on Divestiture

On April 27, 2012, we and Pacific Rubiales (together with its subsidiaries) executed a SPA under which we formed an unincorporated joint venture to explore and develop the offshore Block Z-1 located in Peru. Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest, including reserves, in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012. On December 14, 2012, Perupetro approved the terms of the amendment to the Block Z-1 License Contract to recognize the sale of a 49% participating interest in offshore Block Z-1 to Pacific Rubiales. We and Pacific Rubiales waived and modified certain contract conditions in order to close the transaction. On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Block Z-1 License Contract. The receipt of net proceeds ($150.0 million, less transaction costs of $5.7 million) in excess of the net book value of 49% of Block Z-1 historic assets of $117.4 million resulting in a pre-tax gain of $26.9 million for the year ended December 31, 2012. Tax impacts of this gain are reported under Income Taxes.

There were no similar gains in 2013.

Other Income (Expense)

Other income (expense) includes non-operating income items. These items include interest expense and income, loss on the extinguishment of debt, gains or losses on foreign currency transactions, income and amortization related to the investment in our Ecuador property, as well as gains or losses on derivative financial instruments. For the year ended December 31, 2013, total other expense increased $1.0 million to $27.1 million compared to $26.1 million during the same period in 2012. The increase is due to the following:

Interest expense: For the year ended December 31, 2013, we recognized approximately $16.2 million of net interest expense, which included $26.1 million of interest expense reduced by $9.9 million of capitalized interest expense. For the year ended December 31, 2012, we recognized approximately $16.1 million of net interest expense which includes $31.7 million of interest expense reduced by $15.6 million of capitalized interest expense. The increase of $0.1 million in net interest expense is due to lower capitalized interest of $5.7 million because of lower average construction in progress balances between the two periods as a result of the development of the CX-15 platform and Albacora production and gas injection facilities in 2012, partially offset by lower interest expense of $5.6 million resulting from a lower average of interest bearing debt outstanding between the two periods due to the $40.0 million principal debt prepayment made in May 2012 on the $75.0 million secured debt facility, scheduled principal repayments since March 2012 and the retirement of the remaining $30.5 million of the $75.0 million secured debt facility in May 2013.

Loss on extinguishment of debt: As a result of the prepayment of the remaining $30.5 million under the $75.0 million secured debt facility during the second quarter of 2013, we incurred $2.4 million of fees and prepayment premium and expensed $1.4 million of unamortized debt issue costs. These amounts were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations. As a result of the prepayment of the remaining $36.0 million under the $40.0 million secured debt facility during the third quarter of 2013, we incurred $2.0 million of fees and prepayment premium and expensed $1.7 million of unamortized debt issue costs. These amounts were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations. As a result of the repurchase of $85.0 million of principal amount of the 2015 Convertible Notes during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt. We recognized a gain on the retirement of the debt of approximately $0.2 million and this gain is included in the “Loss on extinguishment of debt” in the Consolidated Statement of Operations. For the year ended December 31, 2013, we reported $7.2 million as a loss on extinguishment of debt.

As a result of the prepayment and amendment to the $75.0 million secured debt facility during the second quarter of 2012, we incurred $5.8 million of fees and prepayment penalties and $1.1 million of debt issue costs. The $5.8 million in fees and prepayment penalties were recognized as a “Loss on extinguishment of debt” in the consolidated statement of operations of which 25% was paid at the time of the amendment and prepayment and 25% was paid at the time of each of the next three quarterly interest payment dates ending in January 2013. Approximately $1.5 million of the remaining $2.8 million of unamortized debt issue costs associated with the initial loan was expensed as a “Loss on extinguishment of debt” in the consolidated statement of operations when we prepaid $40.0 million of principal. For the year ended December 31, 2012, we reported $7.3 million as a loss on extinguishment of debt.

Gain (loss) on derivatives: In connection with obtaining the $40.0 million and $75.0 million secured debt facilities in January and July 2011, respectively, we entered into performance based arranger fees (“Performance Based Arranger Fee”) that we are accounting for as embedded derivatives. As a result of the fair value measurement at December 31, 2013 and 2012, respectively, from the measurement at January 1, 2013 and January 1, 2012, respectively, the gain associated with the embedded derivatives increased $2.9 million to a $0.3 million gain for the year ended December 31, 2013 from a $2.6 million loss for the same period in 2012.

Investment income: For the year ended December 31, 2013, income from our investment in Ecuador property, net of investment amortization, increased by $0.1 million to income of $0.2 million from income of $0.1 million in 2012.  For both periods, the dividends received were $0.3 million. For the year ended December 31, 2013 and 2012, investment income includes amortization expense of approximately $98,000 and $188,000, respectively.

Other income (expense): For the year ended December 31, 2013, other expense increased $4.1 million to $4.3 million compared to $0.2 million in the same period in 2012. For the year ended December 31, 2013, expenses of $2.5 million relating to the issuance of the 2017 Convertible Notes were included. There were no similar expenses for the same periods in 2012. Also, for the year ended December 31, 2013 and 2012, foreign currency losses were $1.2 million and $0.2 million, respectively.

Income Taxes

The source of net loss before income tax expense (benefit) for the year ended December 31 is as follows (in thousands):

	2013	2012
United States	$(31,163)	$(6,465)
Foreign	(32,323)	(48,238)
Loss before income taxes	$(63,486)	$(54,703)

The income tax provision (benefit) for the year ended December 31 consists of the following (in thousands):

	2013	2012
Current Taxes
Federal	$668	$-
Foreign	2,595	13,551
Total Current	3,263	13,551

Deferred Taxes
Federal	-	-
Foreign	(9,038)	(29,165)
Total Deferred	(9,038)	(29,165)
Total income tax expense (benefit)	$(5,775)	$(15,614)

The income tax expense (benefit) for the year ended December 31 differs from the amount computed by applying the U.S. statutory federal income tax rate for the applicable year to consolidated net loss before income taxes as follows (in thousands):

	2013	2012
Federal statutory income tax rate	$(21,585)	$(18,599)
Increases (decreases) resulting from:
Peruvian income tax - rate difference less than 34% statutory	3,341	7,791
Permanent book/tax differences	262	(621)
Non-deductible intercompany expenses and other	(198)	2,763
Effect of asset sale with retained oil intangible tax attribute	-	(15,111)
Effect of cumulative profit sharing adjustment	-	(895)
Effect of foreign exchange rate	(1,462)	(1,678)
Current year foreign withholding tax	1,690	1,699
Change in valuation allowance	11,509	9,037
Uncertain tax positions	668	-
Total income tax expense (benefit)	$(5,775)	$(15,614)

A summary of the components of deferred tax assets, deferred tax liabilities and other taxes deferred at December 31 are presented below (in thousands):

	2013	2012
Deferred Tax:
Asset:
Net Operating Loss	$77,588	$57,698
Deferred Compensation	4,704	4,221
Asset Basis Difference	9,253	5,129
Exploration Expense	15,836	14,054
Depletion	-	3,652
Asset Retirement Obligation	809	593
Overhead Allocation to Foreign Locations	10,207	7,476
Other	2,078	2,069
Liability:
Depreciation	(6,272)	(724)
Other	-	(30)
Net Deferred Tax Asset	114,203	94,138

Less Valuation Allowance	(50,601)	(38,896)
Deferred tax asset	$63,602	$55,242

At December 31, 2013, we had recognized a gross deferred tax asset related to net operating loss carryforwards of $77.6 million before application of the valuation allowances. Net deferred tax assets in the foregoing table include the deferred consequences of the future reversal of Peruvian deferred tax assets and liabilities on the impact of the Peruvian employee profit share plan tax of $7.0 million in 2013 and $5.8 million in 2012.

At December 31, 2013, we had recognized a gross deferred tax asset related to net operating loss carryforwards attributable to the United States of $57.0 million, before application of the valuation allowances. As of December 31, 2013, we had a valuation allowance for the full amount of the domestic deferred tax asset of $46.8 million, resulting from the income tax benefit generated from net losses, as we believe, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2033. Furthermore, because we had no operations within the U.S. taxing jurisdiction, it is likely that sufficient generation of revenue to offset our deferred tax asset is remote.

At December 31, 2013, we had recognized a gross deferred tax asset related to net operating loss carryforwards attributable to foreign jurisdictions of $20.6 million, before application of the valuation allowances, attributable to foreign net operating losses, which begin to expire in 2014. We are subject to Peruvian income tax on its earnings at a statutory rate, as defined in the Block Z-1 License Contract, of 22%.  We assessed our ability to realize the deferred tax asset generated in Peru. We considered whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in Peru during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income, the availability of certain prudent and feasible income tax planning opportunities and projections for future taxable income over the periods in which the deferred tax assets are deductible, along with the transition into the commercial phase under the Block Z-1 License Contract, we believe it is more likely than not that we will realize the majority of the these deductible differences at December 31, 2013. In addition, we had a $3.8 million valuation allowance on certain foreign deferred tax assets related to overhead allocations and exploration activities on Blocks XIX, XXII and XXIII, as we believe we may not receive the full benefit of these deductions. As a result, we recognized a net deferred tax asset of $63.6 million related to our foreign operations as of December 31, 2013.

We recognized a total tax provision for the year ended December 31, 2013 of approximately $5.8 million. No provision for U.S. federal and state income taxes has been made for the difference in the book and tax basis of our investment in foreign subsidiaries as such amounts are considered permanently invested. Distribution of earnings, as dividends or otherwise, from such investments could result in U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Due to our significant net operating loss carryforward position we have not recognized any excess tax benefit related to our stock compensation plans. ASC Topic 718, “Stock Compensation” (“ASC Topic 718”) prohibits the recognition of such benefits until the related compensation deduction reduces the current tax liability.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31 is as follows (in thousands):

	2013	2012

Balance January 1	$-	$-
Additions related to tax positions taken in the current year	-	-
Additions related to tax positions of prior years	668	-
Reductions related to tax positions of prior years	-	-
Reductions related to settlements with taxing authorities	-	-
Reductions related to lapses in statute of limitations	-	-
Balance December 31	$668	$-

The December 31, 2013 balance of unrecognized tax benefits includes $0.7 million that, if recognized, would impact our effective income tax rate. Over the next 12 months, we do not anticipate any reduction in the balance. We had accrued interest and penalties related to unrecognized tax benefits of $46,000 and none as of December 31, 2013 and 2012, respectively. Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of income tax expense in the Consolidated Statement of Operations.

Net Loss

For the year ended December 31, 2013, our net loss increased $18.6 million to a net loss of $57.7 million, or ($0.50) per basic and diluted share, from a net loss of $39.1 million, or ($0.34) per basic and diluted share, for the same period in 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year Ended December 31,
	2012	2011	Increase/ (Decrease)
	(in thousands except per bbl information)
Net sales volume:
Oil (MBbls)	1,188	1,380	(192)

Net revenue:
Oil revenue, net	$122,708	$139,354	(16,646)
Other revenue	250	4,386	(4,136)
Total net revenue	122,958	143,740	(20,782)

Average sales price (approximately):
Oil (per Bbl)	$103.31	$101.01	$2.30

Operating and administrative expenses
Lease operating expense	52,458	50,792	1,666
General and administrative expense	28,705	34,998	(6,293)
Geological, geophysical and engineering expense	43,787	12,917	30,870
Dry hole costs	-	13,082	(13,082)
Depreciation, depletion and amortization expense	45,873	38,944	6,929
Standby costs	5,340	4,529	811
Other operating expense	2,266	-	2,266
Gain on divestiture	(26,864)	-	(26,864)
Total operating and administrative expenses	$151,565	$155,262	$(3,697)

Operating loss	$(28,607)	$(11,522)	$(17,085)

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

For the year ended December 31, 2012, we had consistent oil production from seven gross (3.6 net) producing wells and intermittent production from four gross (2.0 net) wells. During the same period in 2011, we had consistent oil production from five (gross and net) producing wells and intermittent production from six (gross and net) wells. Total oil production for the year ended December 31, 2012 was 1,185 MBbls compared to 1,376 MBbls for the same period in 2011. The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012 and the entitlement to crude oil production from that day forward was allocated to each partner. The sharing of any production prior to that date was handled as an adjustment to the carry amount under the SPA. Total sales for the year ended December 31, 2012 was 1,188 MBbls compared to 1,380 MBbls for the same period in 2011.

The decrease in oil production in 2012 is due to higher than expected decline rates in oil production in the Corvina field, a mechanical problem in one of the two active CX-11 gas reinjection wells that was affecting the performance of two oil producing wells in the Corvina field and our recent sale of a 49% participating interest in Block Z-1, partially offset by higher oil production in 2012 from the Albacora field due to the availability of the EWT permit and the use of hydraulic jet pumps.

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

Other Revenue

For the year ended December 31, 2012, other revenue decreased $4.1 million to $0.3 million from $4.4 million for the same period in 2011. During the year ended December 31, 2012, we chartered one vessel to a third party for approximately two weeks in January, and two marine vessels to a third party for approximately one week in September. During the year ended December 31, 2011, we chartered one marine vessel to a third party for a nine-month period and another marine vessel for a twelve-month period.

Lease Operating Expense

                Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities, as well as crude oil transportation and inventory changes. These costs include, among others, workover expenses, maintenance and repairs expenses, operator fees, processing fees, insurance and transportation expenses.

                For the year ended December 31, 2012, lease operating expenses increased by $1.7 million to $52.5 million ($44.16 per Bbl) from $50.8 million ($36.82 per Bbl) for the same period in 2011. The increase in the lease operating expenses is due to increased repair and maintenance expenses of $2.1 million, increased lease operating costs associated with oil inventory of $1.5 million, increased contract services of $1.4 million, increased insurance costs of $0.5 million, increased salary expenses of $0.5 million, increased security expense of $0.5 million, increased equipment rental expense of $0.4 million and increased other lease operating expenses of $0.7 million, partially offset by lower workover costs of $5.9 million. The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012 and the sharing of lease operating expenses began from that day forward and were allocated to each partner. The sharing of any lease operating expenses prior to that date was handled as an adjustment to the carry amount under the SPA.

The following details the significant items contributing to the increase in lease operating expense of $1.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011:

Repairs and maintenance: For the year ended December 31, 2012, repairs and maintenance expense increased $2.1 million compared to the same period in the prior year. The increase in repairs and maintenance expense is due to increased support vessel services of $4.2 million and higher platform maintenance of $1.2 million. These costs were partially offset by lower non-recurring incident charges of $2.0 million, lower dry docking costs of $1.1 million and lower other repair and maintenance activities of $0.2 million.

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

For the year ended December 31, 2012, general and administrative expenses decreased by $6.3 million to $28.7 million from $35.0 million for the same period in 2011.  Stock-based compensation expense, a subset of general and administrative expenses, decreased by $1.2 million to $2.8 million for the year ended December 31, 2012 from $4.0 million for the same period in 2011. The decrease in stock-based compensation expense is due to the vesting of the majority of awards granted in 2008, which were granted at times when the grant date fair value of the awards was higher due to the then higher price of our common stock. As a result, our stock-based compensation expense declined since a majority of these older awards vested prior to 2012 and these were not contributing as much expense as compared to the same period in 2011. Other general and administrative expenses decreased $5.1 million to $25.9 million from $31.0 million for the same period in 2011. The $5.1 million decrease is due to lower consulting costs of $1.5 million, a decrease in a reserve against a claim of $1.5 million, lower salary and related costs of $1.2 million, lower legal costs of $0.8 million and lower other general and administrative costs of $0.1 million.

Geological, Geophysical and Engineering Expense

Geological, geophysical and engineering expenses include laboratory, environmental and seismic acquisition related expenses. For the year ended December 31, 2012, geological, geophysical and engineering expenses increased $30.9 million to $43.8 million compared to $12.9 million for the same period in 2011. The increase is due to increased seismic acquisition activity associated with our seismic data acquisition plan for Block Z-1 in 2012, compared to our seismic data acquisition activities for Block XXII and Block XXIII in 2011. The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012 and the carry of exploratory expenditures for Block Z-1 by Pacific Rubiales began from that day forward.

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

During 2012, we had the Petrex-18 rig, which was previously leased to another operator in 2011, on standby through July 31, 2012. Our contract on this rig was amended and the contract was suspended from August 1, 2012 through April 30, 2013. We had the Petrex-28 rig on standby from September 2012 through December 2012, as we expected to use this rig in drilling operations on the new CX-15 platform. Additionally, in 2012, we had a workover rig, the Petrex-10, on standby for two months to allow for seismic acquisition activities where the workover rig was operating.

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

Other Operating Expense

For the year ended December 31, 2012, we reported $2.3 million of abandonment charges in the Consolidated Statements of Operations as “Other operating expense.” We accrued $2.3 million of abandonment costs related to a platform in the Piedra Redonda field in Block Z-1, as we are obligated to ensure the offshore platform does not cause a threat to navigation in the area or marine wildlife. The $2.3 million charge is in addition to the Piedra Redonda platform abandonment costs previously recorded in the third quarter of 2010.

There were no similar expenses for the same period in 2011.

Gain on Divestiture

On April 27, 2012, we and Pacific Rubiales (together with its subsidiaries) executed a SPA under which we formed an unincorporated joint venture with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru. Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest, including reserves, in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012. On December 14, 2012 Perupetro approved the terms of the amendment to the Block Z-1 License Contract to recognize the sale of a 49% participating interest in offshore Block Z-1 to Pacific Rubiales. We and Pacific Rubiales waived and modified certain contract conditions in order to close the transaction. On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Block Z-1 License Contract. The gain on divestiture before tax results from the receipt of net proceeds (the $150.0 million, less transaction costs of $5.7 million) being greater than the net book value of 49% of Block Z-1 historic assets of $117.4 million resulted in a gain of $26.9 million for the year ended December 31, 2012. Tax impacts of this gain are reported under Income Taxes.

There were no similar gains in 2011.

Other Income/(Expense)

 Other income (expense) includes non-operating income items. These items include interest expense and income, loss on the extinguishment of debt, gains or losses on foreign currency transactions, income and amortization related to the investment in our Ecuador property, as well as gains or losses on derivative financial instruments. For the year ended December 31, 2012, total other expense increased $6.2 million to $26.1 million compared to $19.9 million during the same period in 2011. The increase is due to the following:

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

Gain (loss) on derivatives: In connection with obtaining the $40.0 million and $75.0 million secured debt facilities in January and July 2011, respectively, we entered into the Performance Based Arranger Fee that we are accounting for as embedded derivatives. As a result of the fair value measurement at December 31, 2012 and 2011, respectively, from the measurement at January 1, 2012 and inception of the derivatives in 2011, respectively, the loss associated with the embedded derivatives increased $0.6 million to a $2.6 million loss for the year ended December 31, 2012 from a $2.0 million loss for the same period in 2011.

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

Income Taxes

The source of loss before income tax expense (benefit) for the year ended December 31 is as follows (in thousands):

	2012	2011
United States	$(6,465)	$(14,148)
Foreign	(48,238)	(17,244)
Loss before income taxes	$(54,703)	$(31,392)

The income tax provision (benefit) for the year ended December 31 consists of the following (in thousands):

	2012	2011
Current Taxes
Federal	$-	$-
Foreign	13,551	179
Total Current	13,551	179

Deferred Taxes
Federal	-	-
Foreign	(29,165)	2,256
Total Deferred	(29,165)	2,256
Total income tax expense (benefit)	$(15,614)	$2,435

The income tax expense (benefit) for the year ended December 31 differs from the amount computed by applying the U.S. statutory federal income tax rate for the applicable year to consolidated net loss before income taxes as follows (in thousands):

	2012	2011
Federal statutory income tax rate	$(18,599)	$(10,673)
Increases (decreases) resulting from:
Peruvian income tax - rate difference less than 34% statutory	7,791	2,771
Permanent book/tax differences	(621)	1,016
Non-deductible intercompany expenses and other	2,763	4,623
Effect of asset sale with retained oil intangible tax attribute	(15,111)	-
Effect of cumulative profit sharing adjustment	(895)	-
Effect of foreign exchange rate	(1,678)	-
Effect of change from crediting foreign withholding tax to deducting foreign withholding tax	-	2,338
Current year foreign withholding tax	1,699	2,201
Change in valuation allowance	9,037	159
Total income tax expense (benefit)	$(15,614)	$2,435

A summary of the components of deferred tax assets, deferred tax liabilities and other taxes deferred at December 31 are presented below (in thousands):

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

At December 31, 2012, we had recognized a gross deferred tax asset related to net operating loss carryforwards attributable to the United States of $43.0 million, before application of the valuation allowances. As of December 31, 2012, we had a valuation allowance for the full amount of the domestic deferred tax asset of $35.8 million resulting from the income tax benefit generated from net losses, as we believe, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2032. Furthermore, because we had no operations within the U.S. taxing jurisdiction, it is likely that sufficient generation of revenue to offset our deferred tax asset is remote.

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

At December 31, 2012, we had recognized a gross deferred tax asset related to net operating loss carryforwards attributable to foreign jurisdictions of $14.7 million, before application of the valuation allowances, attributable to foreign net operating losses, which begin to expire in 2014. We are subject to Peruvian income tax on its earnings at a statutory rate, as defined in the Block Z-1 License Contract, of 22%.  We assessed our ability to realize the deferred tax asset generated in Peru. We considered whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in Peru during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income, the availability of certain prudent and feasible income tax planning opportunities and projections for future taxable income over the periods in which the deferred tax assets are deductible, along with the transition into the commercial phase under the Block Z-1 License Contract, we believed it was more likely than not that we will realize the majority of the these deductible differences at December 31, 2012. In addition, we had a $3.5 million valuation allowance on certain foreign deferred tax assets related to overhead allocations and exploration activities on Blocks XIX, XXII and XXIII, as we believe we may not receive the full benefit of these deductions. As a result, we recognized a net deferred tax asset of $55.3 million related to our foreign operations as of December 31, 2012.

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

Extensions, Discoveries and Other Additions

The 2013 reserve analysis prepared by NSAI included extensions, discoveries and other additions of 0.3 MMBbls, which were due to an additional well drilled in the Albacora field. In 2012 and 2011, the reserve analysis prepared by NSAI included no extensions, discoveries and other additions.

Revisions of Previous Estimates

The 2013 reserve analysis prepared by NSAI included negative revisions due to performance of 0.1 MMBbls and a $105.32 per barrel price. The 2012 reserve analysis prepared by NSAI included negative revisions due to performance of 0.7 MMBbls. The negative revisions were due to workovers pending on the 14D and 15D wells at the Corvina CX-11 platform, as well as removal of the Albacora A12F well from the proved category given its required conversion to a gas injection well. The 2012 reserve report used a $108.10 per barrel price. The 2011 reserve analysis prepared by NSAI included negative revisions due to performance of 3.2 MMBbls, partially offset by positive revisions due to price of 0.4 MMBbls. The negative revisions were due to the lower than expected performance of our 2010 proved developed non-producing wells that were intervened in 2011 in the Corvina field and in the Albacora field. The 2011 reserve report used a $106.56 per barrel price.

Sales of Reserves in Place

The 2012 reserve analysis prepared by NSAI included sales in place of 16.4 MMBbls that relate to our sale of a 49% participating interest in Block Z-1. There were no sales of reserves in place in 2013 and 2011.

 Proved Undeveloped Reserves

As of December 31, 2013, 12.9 MMBbls of PUDs were reported, a decrease of 1.4 MMBbls from December 31, 2012. The following table shows changes in the PUDS for 2013:

MBbls

PUDS at January 1, 2013	14,301
Revisions of previous estimates	(973)
Purchases of minerals in place	-
Extensions, discoveries and other additions	344
Sales of reserves in place	-
Conversion to proved developed reserves	(757)
PUDS at December 31, 2013	12,915

In 2013, we had negative revisions to PUDs of 1.1 MMBbls of previous estimates due to performance revisions for the Corvina field.

In 2013, we converted 0.8 MMBbls, or 5.6% of total year-end 2012 PUDs to developed status. As of December 31, 2013, we had a total quantity of 21 PUD locations contributing 12.9 MMBbls to our 2013 proved oil reserves.  Of the total 21 PUDs, 17 PUDs are associated with the Corvina field and 4 PUD locations are associated with the Albacora field. Costs incurred to advance the development of PUDs in 2013 were approximately $70.6 million associated with Block Z-1 which was reimbursed by our partner in Block Z-1, Pacific Rubiales.  Costs incurred to advance the development of PUDs in 2012 were approximately $60.2 million associated Block Z-1 of which $56.8 million was reimbursed by our partner in Block Z-1, Pacific Rubiales.  Costs incurred to advance the development of PUDs associated with Block Z-1 in 2011 were approximately $26.6 million. As of December 31, 2013, we had 8 PUD locations in the Corvina field or 5.0 MMBbls included in our proved oil reserves that are scheduled to be drilled after five years of initial disclosure. Other than the PUD amounts in such 8 locations, as of December 31, 2013, we did not have any PUDs previously disclosed that have remained undeveloped for five years or more since initial disclosure. All 8 PUD locations scheduled to be drilled after five years are the result of unexpected governmental permitting delays, facilities limitations on the CX-11 offshore platform and contractual and construction issues related to the CX-15 offshore platform in Block Z-1 located in environmentally sensitive, remote locations. The 8 PUDs are located in areas where we continue to actively drill.

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

Standardized Measure of Discounted Future Net Cash Flows

At December 31, 2013, the discounted estimated future net cash flows after-tax (at 10%) from our proved reserves were $0.7 billion (measured in accordance with the regulations of the SEC and the Financial Accounting Standards Board). This amount was calculated based on the 12-month average beginning-of-month prices for the year, held flat for the life of the reserves. The decrease of $0.2 billion, or 24.1%, in 2013 compared to 2012 is due to negative revisions of previous reserve estimates, a decrease in oil prices and an increase in operating costs. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Item 8. “Supplemental Oil and Gas Disclosure,” of this Form 10-K.

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

Liquidity, Capital Resources and Capital Expenditures

At December 31, 2013, we had cash and cash equivalents of $57.4 million, an accounts receivable balance of $21.6 million and working capital of $71.7 million.

At December 31, 2013, we had trade accounts payable and accrued liabilities of $14.4 million.

At December 31, 2013, our outstanding debt consisted of the 2015 Convertible Notes whose net amount of $81.5 million includes the $85.9 million of principal reduced by $4.4 million of the remaining unamortized discount and the 2017 Convertible Notes whose net amount of $125.5 million includes the $143.8 million of principal reduced by $18.3 million of the remaining unamortized discount. At December 31, 2013, the current and long-term portions of our long-term debt were none and $207.0 million, respectively.

	For the Year Ended December 31,
Cash Flows	2013	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$(52,627)	$(46,062)	$47,121
Investing activities	53,968	(65,838)	(93,883)
Financing activities	(27,486)	137,268	93,182

2013 Operating Activities

Cash provided by operating activities decreased by $6.5 million to a use of cash of $52.6 million for the year ended December 31, 2013, from a use of cash of $46.1 million for the same period in 2012. Cash flows in 2013 decreased due to lower oil sales volumes and lower oil prices, partially offset by lower geological, geophysical and engineering expense, as well as the impact of lower lease operating expenses and lower other costs. Changes in cash flow as a result of changes in operating assets and liabilities provided an increase in the use of cash of $17.8 million. The increase in the use of cash is due to: (1) a decrease in the change to accrued and other liabilities balances of $34.9 million; (2) a decrease of $23.6 million in the change of current tax payables as a result of the tax payment on the gain on the sale of a 49% participating interest in Block Z-1 in 2012 of $11.7 million and (3) a decrease in the change to accounts payables of $21.3 million that includes amounts paid to our joint venture partner. Offsetting these uses of cash are changes in operating assets and liabilities providing sources of cash including: (1) a decrease in the change to value-added taxes of $30.8 million as we had a value-added tax recovery in 2013 and had more expenditures subject to value-added taxes; (2) a decrease in the change in accounts receivable due to amounts from our joint venture partner and the timing of oil deliveries and payments for those deliveries of $19.6 million; (3) a decrease in inventory of $7.9 million and (4) a decrease in the change of prepaid and other assets of $3.7 million. Cash flow before changes in operating assets and liabilities provided a decrease in the use of cash of $11.3 million during 2013 compared to 2012.

2012 Operating Activities

Cash provided by operating activities decreased by $93.2 million to a use of cash of $46.1 million for the year ended December 31, 2012, from a source of cash of $47.1 million for the same period in 2011. Cash flows in 2012 decreased due to higher geological, geophysical and engineering expense related to the Block Z-1 seismic program, lower sales volumes, higher costs and current taxes, partially offset by higher oil prices. This resulted in a decrease of $61.6 million in cash flow before changes in operating assets and liabilities during 2012 compared to 2011. Changes in cash flow as a result of changes in operating assets and liabilities provided a decrease in the use of cash of $31.6 million. The decrease in the use of cash is due to: (1) an increase in the change to value-added taxes of $27.9 million as we had more expenditures subject to value-added taxes and used less inventory in 2012 compared to the same period in 2011; (2) an increase in the change in accounts receivable due to amounts from our joint venture partner and the timing of oil deliveries and payments for those deliveries of $20.1 million; (3) an increase in inventory of $8.2 million and (4) an increase in the change of prepaid and other assets of $4.3 million. Offsetting these uses of cash are changes in operating assets and liabilities providing sources of cash including: (1) an increase in the change to accounts payables of $20.6 million that includes amounts due from our joint venture partner; (2) an increase in the change to accrued and other liabilities balances of $5.6 million and (3) an increase in the changes of current tax receivables and payables as a result of the sale of a 49% participating interest in Block Z-1 and refunds of $2.7 million.

2013 Investing Activities

Net cash provided by investing activities increased by $119.8 million to $54.0 million for the year ended December 31, 2013 from a use of cash of $65.8 million for the same period in 2012. The increase in cash provided by investing activities is due to a change in restricted cash of $130.4 million due to the changes in our debt service reserve account balances related to the $75.0 million secured debt facility and the $40.0 million secured debt facility and decreased capital expenditures of $68.7 million due to the funding of our share of capital expenditures for Block Z-1 provided by Pacific Rubiales under the carry agreement, partially offset by net proceeds received from our divestiture of a 49% participating interest in Block Z-1 of $79.3 million in 2012.

2012 Investing Activities

Net cash used in investing activities decreased by $28.1 million to $65.8 million for the year ended December 31, 2012 from $93.9 million for the same period in 2011. The decrease in cash used in investing activities is due to net proceeds received from our divestiture of a 49% participating interest in Block Z-1 of $79.3 million and decreased capital expenditures of $7.6 million due to our funding of capital expenditures for Block Z-1 by Pacific Rubiales under the carry agreement in place after December 14, 2012, partially offset by an increase in cash used for restricted cash of $58.8 million related to our debt service reserve accounts under our credit agreements.

2013 Capital Expenditures

During the year ended December 31, 2013, we incurred net capital expenditures of approximately $13.5 million associated with our development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

During the year ended December 31, 2013, we incurred capital expenditures of approximately $8.8 million of costs related to the power plant, which consisted of capitalized interest of $8.0 million, approximately $2.4 million related to the Block XXIII exploratory drilling program, and capital expenditures incurred related to marine, information technology and other projects of $2.3 million, which included capitalized interest of $1.9 million.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012. Pursuant to the carry agreement, Pacific Rubiales provided funding for 100% of capital expenditures for Block Z-1 of $80.6 million for the year ended December 31, 2013. These gross capital expenditures included approximately $38.6 million related to the CX-15 development drilling program, $17.9 million related to the development drilling program at Albacora, the costs incurred in the design, fabrication, installation and pipeline connections related to the CX-15 platform of approximately $14.1 million and $4.2 million associated with the Corvina offshore Lease Automatic Custody Transfer unit.

For the year ended December 31, 2013, we capitalized no depreciation expense and $9.9 million of interest expense to construction in progress.

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

In addition, during the year ended December 31, 2012, we added approximately $7.2 million of costs to the power plant, which consisted of capitalized interest, approximately $5.7 million related to the CX-15 development drilling program and incurred approximately $7.8 million related to other capitalized costs.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012. Pacific Rubiales provided funding for 100% of capital expenditures for Block Z-1 of $70.7 million for the year ended December 31, 2012, which we recorded as additions to property and equipment, until the closing date, at which time Pacific Rubilales exchanged for certain loans, plus any other amounts due to us or from us under the SPA.

For the year ended December 31, 2012 included in the amounts above, we capitalized approximately $0.5 million of depreciation expense and $15.6 million of interest expense to construction in progress.

2013 Financing Activities

Cash used in financing activities decreased by $164.8 million to a use of cash of $27.5 million for the year ended December 31, 2013, compared to a source of cash of $137.3 million for the same period in 2012. The increase in cash used in financing activities is due to lower borrowings of $117.3 million in 2013 compared to 2012 (borrowing of $195.7 million from Pacific Rubiales in 2012 as compared to the drawdown of $14.5 million from the $40.0 million secured debt facility in May 2013 and the issuance of the 2017 Convertible Notes of $63.9 million), higher repayments of $44.2 million in 2013 compared to 2012 (the repayment of $38.8 million under the $75.0 million secured facility, the repayment of $49.3 million under the $40.0 million secured facility and the repayment of $11.0 million under the 2015 Convertible Notes in 2013 as compared to the repayments of $43.7 million under the $75.0 million secured facility, $7.9 million under the $40.0 million secured debt facility and $3.3 million for capital leases in 2012) and higher debt issue costs and other of $3.3 million in 2013 compared to 2012.

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

Shelf Registration

To finance our operations, we may sell additional shares of our common stock or other securities. Our certificate of formation does not provide for preemptive rights, although we may grant similar rights by contract from time to time. We currently have $500.0 million available under an effective shelf registration statement for debt securities, common stock, preferred stock, depositary shares and securities warrants, subscription rights, units or any combination thereof, which we may sell from time to time in one or more offerings pursuant to underwritten public offerings, negotiated transactions, at the market transactions, block trades or a combination of these methods. This registration statement will expire on January 2, 2017.

Lima Stock Exchange Listing

In October 2011, we were approved for listing on the Bolsa de Valores in Lima, Peru (BVL).  Our common shares trade in United States dollar currency on the Lima stock exchange under the symbol “BPZ”.

Debt Obligations

At December 31, 2013 and 2012, debt obligations consist of the following:

	December 31, 2013	December 31, 2012
	(in thousands)

Convertible Notes, 8.5%, due October 2017, net of discount of ($18.3) million at December 31, 2013 and none at December 31, 2012	$125,416	$-
Convertible Notes, 6.5%, due March 2015, net of discount of ($4.4) million at December 31, 2013 and ($17.4) million at December 31, 2012	81,523	153,479
$75.0 million Secured Debt Facility, 3-month LIBOR plus 9%, due July 2015	-	35,000
$40.0 million Secured Debt Facility, 3-month LIBOR plus 8%, due January 2015	-	32,727
	206,939	221,206
Less: Current maturity of long-term debt	-	24,046
Long-term debt, net	$206,939	$197,160

Convertible Notes due 2017

During the third quarter of 2013, we closed on an offering for an aggregate of $143.8 million of convertible notes due 2017 which includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the 2017 Convertible Notes in addition to the original offering of $125.0 million. The 2017 Convertible Notes are general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and rank senior in the right of payment to all of our existing and future subordinated debt.  The 2017 Convertible Notes are effectively subordinate to any secured indebtedness we may have to the extent of the value of the assets collateralizing such indebtedness.  The 2017 Convertible Notes are not guaranteed by our subsidiaries. The International Finance Corporation held the right to participate in the offering for up to 45 days after being notified of the terms of the offering, which, if exercised would have increased the size of the offering. The International Finance Corporation notified us that they would not exercise their right to participate.

The interest rate on the 2017 Convertible Notes is 8.50% per year with interest payments due on April 1st and October 1st of each year.  The 2017 Convertible Notes mature with repayment of $143.8 million (assuming no conversion) on October 1, 2017 (the “2017 Maturity Date”).

The conversion rate is 249.5866 shares per $1,000 principal amount (equal to an initial conversion price of approximately $4.0066 per share of common stock). Upon conversion, if conversion is elected by the noteholders, we must deliver, at our option, either (1) a number of shares of our common stock determined as set forth in the Indenture agreement dated September 24, 2013 (the “2013 Indenture”), (2) cash, or (3) a combination of cash and shares of our common stock.

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

We may not redeem the 2017 Convertible Notes prior to the 2017 Maturity Date.

If we experience any one of certain specified types of corporate transactions, holders may require the Company to purchase all or a portion of their 2017 Convertible Notes. Any repurchase of the 2017 Convertible Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The 2013 Indenture for the 2017 Convertible Notes contains customary terms and covenants and events of default, the occurrence and continuation of which could result in the acceleration of amounts due under the 2017 Convertible Notes.

Net proceeds from the sale of the 2017 Convertible Notes, after deducting the discounts and commissions and any offering expenses payable by us, were approximately $124.5 million.  The 2017 Convertible Notes were issued with a 10% discount or $14.4 million. The underwriter received commissions of approximately $4.3 million in connection with the sale and we incurred $0.6 million of direct expenses in connection with the offering.  We used the net proceeds for general corporate purposes, including funding of our exploration and production efforts, other projects and to reduce or refinance our outstanding debt.

We account for the 2017 Convertible Notes in accordance with ASC Topic 470, “Debt”, as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Under the accounting guidance, convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to be separated into liability and equity components, with the liability component amount determined in a manner that reflects the issuer’s non-convertible debt borrowing rate. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest cost using the effective interest method over the term of the 2017 Convertible Notes. In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

We estimated our non-convertible borrowing rate at the date of issuance of the 2017 Convertible Notes to be 12.9%. The 12.9% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as us and was obtained through a quote from the underwriter. Using the income method and discounting the principal and interest payments of the 2017 Convertible Notes using the 12.9% non-convertible borrowing rate, we estimated the fair value of the $143.8 million 2017 Convertible Notes to be approximately $124.5 million, with the discount being approximately $19.3 million. The discount of $19.3 million includes the 10% discount of $14.4 million and the value of the equity component of $4.9 million. The discount is being amortized as non-cash interest expense over the life of the 2017 Convertible Notes using the effective interest method. In addition, we allocated approximately $2.3 million of the $4.9 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the notes using the effective interest method. Approximately $0.1 million of fees and commissions were treated as transaction costs associated with the equity component and the remaining $2.5 million was expensed to other expense under the caption “Other income (expense).”

The following table is the estimated remaining cash payments including interest payments related to the 2017 Convertible Notes, assuming no conversion (in thousands):

Year
2014	$12,219
2015	12,219
2016	12,219
2017	155,968
Total estimated remaining cash payments related to the 2017 Convertible Notes	$192,625

We evaluated the 2013 Indenture for the 2017 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of December 31, 2013, the net amount of $125.5 million includes the $143.8 million of principal reduced by $18.3 million of the remaining unamortized discount. The net amount of the equity component is $4.8 million, which includes the initial discount of $4.9 million reduced by $0.1 million of direct transaction costs. The remaining unamortized discount of $18.3 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2017 Convertible Notes, which mature in October 2017.  At December 31, 2013, using the conversion rate of 249.5866 shares per $1,000 principal amount of the 2017 Convertible Notes, if the $143.8 million of principal were converted into shares of common stock, the notes would convert into approximately 35.9 million shares of common stock.  As of December 31, 2013, there is no excess if-converted value to the holders of the 2017 Convertible Notes as the price of our common stock at December 31, 2013, $1.82 per share, is less than the conversion price.

The annual effective interest rate on the 2017 Convertible Notes, including the amortization of debt issue costs, is approximately 13.3%.

The following table is the amount of interest expense related to the 2017 Convertible Notes, disregarding capitalized interest considerations, for the year ended December 31, 2013, 2012 and 2011, respectively:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest expense related to the contractual interest coupon	$3,258	$-	$-
Amortization of debt discount expense	959	-	-
Amortization of debt issue costs	135	-	-
Interest expense related to the 2017 Convertible Notes	$4,352	$-	$-

Convertible Notes due 2015

During the first quarter of 2010, we closed on a private offering for an aggregate of $170.9 million of convertible notes due 2015. The 2015 Convertible Notes are our general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are effectively subordinate to all of our secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by our subsidiaries. In September 2013, we repurchased $85.0 million of the principal balance of the $170.9 million of the 2015 Convertible Notes, leaving a principal balance of $85.9 million.

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

As a result, the conversion rate and conversion price changed to 169.0082 and $5.9169, respectively. Upon conversion, if conversion is elected by the noteholders, we must deliver, at our option, either (1) a number of shares of our common stock determined as set forth in the 2010 Indenture, (2) cash, or (3) a combination of cash and shares of our common stock.

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

As of February 3, 2013, we may redeem for cash all or a portion of the 2015 Convertible Notes at a redemption price of 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” payment if: (1) for at least 20 trading days in any consecutive 30 trading days ending within 5 trading days immediately before the date we mail the redemption notice, the “last reported sale price” of its common stock exceeded 175% of the conversion price in effect on that trading day, and (2) there is no continuing default with respect to the notes that has not been cured or waived on or before the redemption date.

If we experience any one of certain specified types of corporate transactions, holders may require us to purchase all or a portion of their 2015 Convertible Notes. Any repurchase of the 2015 Convertible Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

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

We account for the 2015 Convertible Notes in accordance with ASC Topic 470, “Debt,” as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Under the accounting guidance, convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to be separated into liability and equity components, with the liability component amount determined in a manner that reflects the issuer’s non-convertible debt borrowing rate. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest cost using the effective interest method over the term of the 2015 Convertible Notes. In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

We estimated our non-convertible borrowing rate at the date of issuance of the 2015 Convertible Notes to be 12%. The 12% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as us and was obtained through a quote from the initial purchaser. Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, we estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million. The discount is being amortized as non-cash interest expense over the life of the notes using the effective interest method. In addition, we allocated approximately $4.8 million of the $6.1 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the 2015 Convertible Notes using the effective interest method. The remaining $1.3 million of fees and commissions were treated as transaction costs associated with the equity component. The net amount of the equity component was $33.3 million, which included the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs.

In September 2013, we repurchased $85.0 million of aggregate principal amount of the 2015 Convertible Notes. As a result of the $85.0 million repurchase during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt and the remaining $72.8 million of the repayment was considered an exchange of debt and not deemed a substantial modification of debt. The $85.0 million of 2015 Convertible Notes were repurchased with an approximate discount of 10%. We recognized a gain on the retirement of the debt of approximately $0.2 million and this gain is included in the “Loss on extinguishment of debt” in the consolidated statement of operations. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The following table is the estimated remaining cash payments including interest payments related to the 2015 Convertible Notes, assuming no conversion (in thousands):

Year
2014	$5,583
2015	88,681
Total estimated remaining cash payments related to the 2015 Convertible Notes	$94,264

We evaluated the 2010 Indenture for the 2015 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging.” Therefore, no additional amounts have been recorded for those items.

As of December 31, 2013, the net amount of $81.5 million of 2015 Convertible Notes outstanding includes the $85.9 million of principal reduced by $4.4 million of the remaining unamortized discount. The remaining unamortized discount of $4.4 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2015 Convertible Notes, which mature in March 2015.  At December 31, 2013, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $85.9 million of principal were converted into shares of common stock, the notes would convert into approximately 14.5 million shares of common stock.  As of December 31, 2013, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of our common stock at December 31, 2013, $1.82 per share, is less than the conversion price.

For the year ended December 31, 2013, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.5%.

The following table is the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the year ended December 31, 2013, 2012 and 2011, respectively:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest expense related to the contractual interest coupon	$9,622	$11,111	$11,111
Amortization of debt discount expense	6,051	6,698	5,961
Amortization of debt issue costs	977	956	916
Interest expense related to the 2015 Convertible Notes	$16,650	$18,765	$17,988

$75.0 Million Secured Debt Facility

On July 6, 2011, we and our subsidiaries entered into a credit agreement with the lenders, whereby the lenders agreed to provide a $75.0 million secured debt facility in two loan tranches to our subsidiary, BPZ E&P. The full amount available under the $75.0 million secured debt facility was drawn down by us on July 7, 2011. In April 2012, we and the lenders amended the terms of the $75.0 million secured debt facility and in May 2012, we prepaid $40.0 million of the principal balance of the $75.0 million secured debt facility. In May 2013, we prepaid the remaining principal balance of the $75.0 million secured debt facility.

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

The $75.0 million secured debt facility, as amended, provided for an ongoing fee through July 2014 payable by BPZ E&P to the lenders, of the Performance Based Arranger Fee whose amount is determined by the change in the price of Brent crude oil at inception of the loans and the price at each principal repayment date in accordance with the original loan principal repayment dates, subject to a 12% ceiling of the original principal amount borrowed. For further information on the Performance Based Arranger Fee, see Note-11, “Derivative Financial Instruments” and Note-13, “Fair Value Measurements and Disclosures.”

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

In 2013, the $14.5 million of proceeds from the amended and restated $40.0 million secured debt facility was utilized to meet our 2013 capital, exploration and development work programs as well, as for general corporate purposes. In 2011, the proceeds from the $40.0 million secured debt facility were utilized to meet our 2011 capital, exploration and development work programs, and to reduce other debt obligations.

As a result of the prepayment of the remaining principal balance during the third quarter of 2013, we incurred $2.0 million in fees and prepayment premium. The $2.0 million in fees and prepayment premium were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations. Approximately $1.7 million representing the remaining unamortized debt issue costs loan was expensed as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations when we prepaid the remaining principal. For information on debt issue costs, see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

In May 2013, as a result of amending and restating the $40.0 million secured debt facility (which had been repaid by scheduled principal repayments to $25.5 million) to increase the facility size and borrowing an additional $14.5 million, we added $1.8 million of debt issue costs. The $1.8 million of new debt issue costs was combined with the remaining $0.6 million of unamortized debt issue costs and was originally planned to be amortized over the remaining term, ending in January 2015, using the effective interest method. For further information on debt issue costs, see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

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

Pacific Rubiales Loans

On April 27, 2012, we and Pacific Rubiales executed a SPA where we formed an unincorporated joint venture with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest, including reserves, in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012 (together, the “Pacific Rubiales Loans”). Until the required approvals were obtained, Pacific Rubiales provided us $65.0 million and other funds as loans to continue to fund our Block Z-1 capital and exploratory activities. These amounts were reflected as long-term debt prior to closing the transaction.

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

At December 31, 2013 and December 31, 2012, we reflected $23.9 million and $19.9 million, respectively, as other current liabilities and $16.8 million and $20.8 million, respectively, as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by us and Pacific Rubiales under the terms of the SPA.

$15.0 Million IFC Reserve-Based Credit Facility

In 2008, we secured a $15.0 million reserve-based lending facility (“IFC Facility”) agreement (the “Loan Agreement”) with IFC through our subsidiaries BPZ E&P and BPZ Marine Peru S.R.L. as borrowers. The IFC Facility was to originally mature in December 2012; however, following the $40.0 million secured debt facility entered into by us in January 2011, we used a portion of the proceeds to repay the amount outstanding to the IFC.

Capital Leases

In June 2007, we entered into a capital lease agreement, with an option to purchase, for two vessels, the Namoku and the Nu’uanu, to assist in the development of the Corvina oil field. The capital lease assets were recorded at $6.2 million, which represented the present value of the minimum lease payments, or the aggregate fair market value of the assets.

In May 2009, we entered into an amendment of our lease agreement for two vessels under charter, the Namoku and the Nu’uanu. Under the terms of the amended lease agreement, the charter, originally set to expire in November 2009, was extended for five years commencing on May 1, 2009.  During the first 18 months of the amended lease term, the daily charter rate for the use of both vessels was fixed. Commencing in November 2010, the daily charter rate for the use of both vessels was based on a tiered structure with the daily rate dependent upon the amount of the previous month’s average daily per barrel price of West Texas Intermediate Crude Oil (“WTI”), as indicated on the New York Mercantile Exchange. Any amount paid by us after November 2010 over the initial daily rate as a result of the escalated tiered structure based on the price of WTI was considered contingent rental payments.  The amount of the contingent lease payments paid in 2012 and 2011 was $0.6 million and $1.6 million, respectively. The amended lease agreement contained a $3.0 million purchase option after the third year of the lease, a $2.0 million purchase option after the fourth year of the lease and a mandatory $1.0 million purchase obligation by us after the fifth year of the lease. We accounted for the amended lease agreement in accordance with ASC Topic 840, “Leases.” Under the guidance, the lease agreement continues to be accounted for as a capital lease and the imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 34.9%. In May 2012, we exercised the third year purchase option for $3.0 million and purchased the marine vessels, Namoku and the Nu’uanu, at which point titles to the vessels were transferred to us.

In November 2009, we entered into a capital lease agreement for a construction vessel, the Don Fernando, resulting in additional capital assets of approximately $7.0 million. In the fourth quarter of 2011, we made the final lease payment on the Don Fernando construction vessel, at which point title of the vessel was transferred to us.

At December 31, 2013 and December 31, 2012, we had no amounts outstanding under capital leases.

Interest Expense

The following table is a summary of interest expense for the year ended December 31, 2013, 2012 and 2011, respectively:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest expense	$26,016	$31,719	$30,446
Capitalized interest expense	(9,858)	(15,604)	(10,674)
Interest expense, net	$16,158	$16,115	$19,772

Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
	(in thousands)
Performance bonds totaling $5.7 million for properties in Peru	$3,459	$3,338
Insurance bonds for import duties related to a construction vessel	-	825
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	250	259
$75.0 million secured debt facility	-	35,000
$40.0 million secured debt facility	1,000	32,727
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$5,359	$72,799

Current portion of restricted cash as of the end of the period	$1,250	$25,129

Long-term portion of restricted cash as of the end of the period	$4,109	$47,670

The $75.0 million secured debt facility we entered into in July 2011 required us to establish a $2.5 million debt service reserve account during the first 15 months the debt facility was outstanding.  After the first 15-month period, we were required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date. The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $75.0 million secured debt facility in the amount of outstanding principal. The remaining principal balance related to the $75.0 million secured debt facility was repaid in May 2013 utilizing the funds in the debt service reserve account related to this debt facility, bringing both the current and non-current balances to zero at December 31, 2013. The restricted cash related to the current and non-current portion of the $75.0 million secured debt financing was $9.5 million and $25.5 million, respectively, at December 31, 2012.

The $40.0 million secured debt facility we entered into in January 2011 required us to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The requirement was amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to increase the funding of the debt service reserve account related to the $40.0 million secured debt facility to the amount of outstanding principal. The requirement was subsequently changed when we amended and restated the $40.0 million secured debt facility in May 2013 for us to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The remaining principal balance related to the $40.0 million secured debt facility was repaid in September 2013 utilizing $3.8 million of funds from the debt service reserve account related to this debt facility. As a result of the repayment of the remaining principal balance of the $40.0 million secured debt facility, it was agreed that the restricted cash balance would remain at $1.0 million relating to the performance based arranger fee for the $75.0 million secured debt facility through July 2014. Therefore the restricted cash balance related to the current and non-current portion of the $40.0 million secured debt financing was $1.0 million and none, respectively, at December 31, 2013. The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $14.5 million and $18.2 million, respectively, at December 31, 2012.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, legal requirements or rental practices.

2014 Estimated Capital and Exploratory Expenditures Budget

We plan to spend approximately $15.0 million in 2014 on capital and exploratory expenditures, excluding capitalized interest, for our three onshore blocks in which we hold 100% working interests, as the capital and exploratory expenditures for offshore Block Z-1 are fully carried by Pacific Rubiales under the Joint Venture Agreement.

Our 51% share of the Block Z-1 capital investments to be fully carried by Pacific Rubiales is budgeted at $71.0 million ($139.0 million gross). Our planned activities at Block Z-1 include $40.0 million of CX-15 developmental drilling for 6 wells, $16.0 million of Albacora developmental drilling for 2 wells and $15.0 million for projects and engineering and other expenditures.

Our $15.0 million planned capital and exploratory expenditures onshore include $8.0 million for shallow drilling activities at Block XXIII as well as $7.0 million of other geological, geophysical and engineering activities.

Liquidity Outlook

Our major sources of funding to date have been oil sales, equity and debt financing activities and asset sales.  With our current cash balance, current and prospective Corvina and Albacora oil development cash flow and the carry amount funding related to our 51% participating interest in Block Z-1 (See Divestiture above for additional details on the joint venture), we believe we will have sufficient capital resources to execute our planned Corvina and Albacora oil development projects and our initial onshore projects, as well as service our current obligations.

On April 27, 2012, we and Pacific Rubiales executed a SPA under which we formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru, and Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1. Pursuant to the SPA, Pacific Rubiales agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012. The transaction provided for certain sale adjustments based upon the collection of revenues, the payment of expenses and income taxes attributable to the properties that took place after an effective date of January 1, 2012 and prior to the closing, which was effective on December 14, 2012. These amounts were considered settled by adjusting down the unused portion of the agreed funding amount of $185.0 million. At December 31, 2013, based on our share of 2013 Block Z-1 capital and exploratory expenditures credited against the carry amount, and the sale adjustments, the carry amount available for our portion of future capital and exploratory expenditures in Block Z-1 was $81.3 million.

In May 2013, we prepaid the remaining principal balance of $30.5 million of the $75.0 million secured debt facility. As a result of the prepayment of the remaining principal balance during the second quarter of 2013, we incurred $2.4 million of fees and a prepayment premium. In addition, we repaid the remaining principal balance of $36.0 million of the $40.0 million Secured Debt Facility and the associated prepayment premium of $2.0 million in September 2013.

During the third quarter of 2013, we closed on an offering for an aggregate of $143.8 million of 2017 Convertible Notes which includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the 2017 Convertible Notes in addition to the original offering of $125.0 million. Net proceeds from the sale of the 2017 Convertible Notes, after deducting the discounts and commissions and any offering expenses payable by us, were approximately $124.5 million.  The 2017 Convertible Notes were issued with a 10% discount or $14.4 million. The underwriter received commissions of approximately $4.3 million in connection with the sale and we incurred $0.6 million of direct expenses in connection with the offering.  We used the net proceeds for general corporate purposes, including funding our exploration and production efforts, other projects and to reduce or refinance our outstanding debt.

During the third quarter of 2013 we repurchased $85.0 million of the 2015 Convertible Notes at an approximate discount of 10% for $76.5 million, leaving a remaining balance of $85.9 million principal amount of the 2015 Convertible Notes. This remaining balance will mature on March 1, 2015. We plan to repay the 2015 Convertible Notes with a combination of cash on hand, cash from operations, possible assets sales or additional financings as required.

We currently have $500.0 million available under an effective shelf registration statement for debt securities, common stock, preferred stock, depositary shares and securities warrants, subscription rights, units or any combination thereof, which we may sell from time to time in one or more offerings pursuant to underwritten public offerings, negotiated transactions, at the market transactions, block trades or a combination of these methods. Potential future equity financing, if any, would be dependent on the success of alternative sources of financing such as other possible joint venture arrangements, our cash position and market conditions.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

On April 27, 2012, we and Pacific Rubiales executed the SPA under which we formed an unincorporated joint venture with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru. Pursuant to the SPA, Pacific Rubiales agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012.

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

The transaction provided for an adjustment based upon the collection of revenues ($56.1 million) and the payment of expenses ($32.6 million) and income taxes ($5.2 million) attributable to the properties that took place after the effective date of January 1, 2012 and prior to the closing date, which was December 14, 2012. These amounts were settled by adjusting down $18.3 million of the unused portion of the agreed funding of $185.0 million by Pacific Rubiales for our share of capital and exploratory expenditures in Block Z-1. At December 31, 2013 and December 31, 2012, the carry amount was $81.3 million and $126.3 million, respectively.

Contractual Obligations

	Payments Due by Period at December 31, 2013
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations:	(in thousands)
Operating lease obligation (1)	$21,639	$5,128	$2,415	$2,109	$11,987
Debt obligation (2)	286,920	17,832	113,119	155,969	-
Contractual obligation (3)	5,226	1,988	1,742	347	1,149
Purchase obligation/Current and Non-current liabilities (4)	40,696	23,941	16,755	-	-
Total	$354,481	$48,889	$134,031	$158,425	$13,136

(1)	Includes operating leases for our executive office in Houston, Texas (expires in 2016), our branch offices in Lima, Peru (expires in 2019) and warehouses in Peru (expires in 2038).

Includes operating leases for two of our oil transportation vessels, set to expire in April 2014.

Includes the operating lease for our drilling rig, set to expire in February 2014.

(2)	Includes the estimated cash payments related to the $75.0 million secured debt facility, for the performance based arranger fee, for the year ended December 31, 2014 to be approximately $0.03 million.

Includes the remaining principal amount along with the accrued interest due, on the $143.8 million convertible notes due 2017. The 2017 Convertible Notes are at a rate of 8.50% per year payable on April 1 and October 1 of each year, beginning on April 1, 2014. The 2017 Convertible Notes mature on October 1, 2017. Using an adjusted conversion rate of 249.5866 shares per $1,000 principal amount of the 2017 Convertible Notes, if the $143.8 million of principal were converted into shares of common stock, the notes would convert into 35,878,074 shares of common stock.

Includes the remaining principal amount along with the accrued interest due, on the $85.9 million convertible notes due 2015. The 2015 Convertible Notes are at a rate of 6.50% per year payable on March 1 and September 1 of each year, beginning on September 1, 2010. The 2015 Convertible Notes mature on March 1, 2015. Subsequent to December 31, 2011, using an adjusted conversion rate of 160.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $85.9 million of principal were converted into shares of common stock, the notes would convert into 14,516,047 shares of common stock.

(3)	Includes the estimated cash payments related to our share of the work commitments for the Santa Elena field due from 2014 through 2028.

(4)

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

To estimate the economically recoverable oil and natural gas reserves and related future net cash flows, we incorporate many factors and assumptions including:

●                                  expected reservoir characteristics based on geological, geophysical and engineering assessments;

●                                  future production rates based on historical performance and expected future operating and investment activities;

●                                  future oil and gas quality differentials;

●                                  assumed effects of regulation by governmental agencies; and

●                                  future development and operating costs.

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

Our Technical Committee of the Board of Directors oversees the review of our oil and gas reserves and related disclosures by our appointed independent reserve engineers. The Technical Committee meets with management periodically to review the reserves process and results, and to confirm that the independent reserve engineers have had access to sufficient information, including the nature and satisfactory resolution of any material differences of opinion between us and the reserve engineers.

Reserves estimates are critical to many of our accounting estimates, including:

●	determining whether or not an exploratory well has found economically producible reserves;
●

calculating our unit-of-production depletion rates. Proved developed reserves estimates are used to determine rates that are applied to each unit-of-production in calculating our depletion expense; and

●

assessing, when necessary, our oil and gas assets for impairment using undiscounted future cash flows based on management’s estimates. If impairment is indicated, discounted values will be used to determine the fair value of the assets. The critical estimates used to assess impairment, including the impact of changes in reserves estimates, are discussed below.

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

We consider historical performance and anticipated future results in our evaluation of potential impairment. Accordingly, when indicators of impairment are present, we evaluate the carrying value of these assets in relation to the operating performance of the business and future discounted and non-discounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the expected undiscounted future cash flows from an asset are less than its carrying value.

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

In periods subsequent to initial measurement of the asset retirement obligation liability, we recognize period to period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate. Revisions also result in increases or decreases in the carrying cost of the oil and gas asset. Increases in the asset retirement obligation liability due to the passage of time impact income as accretion expense. The related capitalized cost, including revisions, is charged to expense as depreciation, depletion and amortization. Any negative adjustment in excess of asset retirement cost is reclassified to depreciation, depletion and amortization expense.

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

Our accounting policy regarding partnership or joint venture interests in oil and gas properties is to consolidate such interests on a pro-rata basis in accordance with accepted practice in the oil and gas industry. However, we have not been able to receive timely information to allow us to proportionately consolidate the minority non-operated net profits interest owned by our consolidated subsidiary, SMC Ecuador Inc. See Note-7, “Investment in Ecuador Property” to the consolidated financial statements for further discussion regarding the investment in our Ecuador property. Accordingly, we account for this investment under the cost method. As such, we record our share of cash received or paid attributable to this investment as other income or expense and amortize our investment into income over the remaining term of the license agreement and operating agreement covering the property, which was extended in May 2013 from May 2016 to December 2029. The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012 and the entitlement to crude oil production and sharing of joint operating expenditures from that day forward was allocated to each partner. The sharing of any production or joint operating expenditures prior to that date for 2012 was handled as an adjustment to the carry amount under the SPA. In addition, the carry of capital and exploratory expenditures for Block Z-1 by Pacific Rubiales began December 14, 2012, so expenditures for capital and exploratory activities at Block Z-1 have been 100% for the account of Pacific Rubiales during the period of December 14 through December 31, 2012. The BPZ share of the 2013 Block Z-1 capital and exploratory expenditures were fully funded by our partner under the carry agreement in place.

Stock Based Compensation

We account for stock-based compensation at fair value in accordance with the provisions of ASC Topic 718, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employee directors. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the Consolidated Statements of Operations ratably over the employee’s or non-employee director’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of our common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on our historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the year ended December 31, 2013, 2012 and 2011. We provide compensation benefits to employees and non-employee directors under share-based payment arrangements, including various employee stock option plans. ASC Topic 230, “Statement of Cash Flows,” requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for equity awards (excess tax benefits) to be classified as financing cash flows. However, as we are not able to use these tax deductions (see Note-18, “Income Taxes” for further information), we have no excess tax benefits to be classified as financing cash flows.

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

In assessing the ability to realize deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. As a result, we may determine, and we have determined in the past, that a deferred tax asset valuation allowance should be established. Any increases or decreases in a deferred tax asset valuation allowance would impact net income through offsetting changes in income tax expense. See Note-18, “Income Taxes.”

Foreign Exchange

The U.S. Dollar is the functional currency for our operations in both Peru and Ecuador. Ecuador has adopted the U.S. Dollar as its official currency. Peru, however, still uses its local currency, Nuevo Sol, in addition to the U.S. Dollar and therefore our financial results are subject to favorable or unfavorable fluctuations in the exchange rate and inflation of that country. We have adopted ASC Topic 830, “Foreign Currency Matters,” which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet monetary accounts using current exchange rates in effect at the balance sheet date, non-monetary accounts using historical exchange rates in effect at the time the transaction occurs, and for revenue and expense accounts using a weighted average exchange rate during the period reported. Accordingly, the gains or losses resulting from such remeasurement are included in other income and expense in the consolidated Statements of Operations.

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

However, on July 2, 2013, the District Court for the District of Columbia vacated the SEC’s rule requiring resource extraction issuers to disclose payments made to the U.S. government and foreign governments and ordered the SEC to conduct further proceedings before enacting a new rule. The SEC did not appeal the decision to the Circuit Court of Appeals for the District of Columbia. The SEC will redraft the rule, although it is unknown when a final rule will be effective. While the result of the decision is that the SEC’s rule requiring resource extraction issuers to disclose payments made to the U.S. government and foreign governments is no longer effective, a rule in some form must be promulgated by the SEC to implement, though the information that is ultimately required to be made public may be more limited.

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

 Interest Rate Risk.

As of December 31, 2013, we had long-term debt of approximately $207.0 million and no current maturities of long-term debt.

During the third quarter of 2013, we closed on an offering for an aggregate of $143.8 million of 2017 Convertible Notes which includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the 2017 Convertible Notes.

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

The fair value of our 2017 Convertible Notes and 2015 Convertible Notes as compared to the carrying value at December 31, 2013 and December 31, 2012, was as follows:

	December 31, 2013		December 31, 2012

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Convertible Notes, 8.5%, due October 2017, net of discount of ($18.3) million at December 31, 2013 and none at December 31, 2012 (1)	$125,416	$130,094	$-	$-
Convertible Notes, 6.5%, due March 2015, net of discount of ($4.4) million at December 31, 2013 and ($17.4) million at December 31, 2012 (2)	81,523	79,663	153,479	147,861

(1)

We estimated the fair value of the 2017 Convertible Notes to be approximately $130.1 million and none at December 31, 2013 and December 31, 2012, respectively, based on observed market prices for the same or similar types of debt issues.

(2)

We estimated the fair value of the 2015 Convertible Notes to be approximately $79.7 million and $147.9 million at December 31, 2013 and December 31, 2012, respectively, based on observed market prices for the same or similar types of debt issues.

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

In July 2011, we closed on a $75.0 million secured debt facility whose fee contains a performance based arranger fee through July 2014 that is dependent on the change in oil prices from the inception date of the debt agreement and the price of oil at each principal repayment date. This performance based payment is subject to certain maximum limitations; however, this performance based fee exposes us to commodity price risk and may limit our ability to fully receive potential gains if oil prices increase above the price of oil at the inception of the debt agreement.

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

Foreign exchange gains (losses) included in the Consolidated Statement of Operations for the year ended December 31, 2013, 2012, and 2011 were approximately ($1.2) million, ($0.2) million and $0.5 million, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BPZ Resources, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
BPZ Resources, Inc. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of BPZ Resources, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BPZ Resources, Inc. at December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BPZ Resources, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, TX

March 12, 2014

BPZ Resources, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands)

	December 31, 2013	December 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$57,395	$83,540
Accounts receivable	21,630	24,523
Income taxes receivable	2,134	-
Value-added tax receivable	10,490	20,569
Inventory	17,368	19,851
Restricted cash	1,250	25,129
Prepaid and other current assets	5,419	5,734

Total current assets	115,686	179,346

Property, equipment and construction in progress, net	217,753	238,557
Restricted cash	4,109	47,670
Other non-current assets	5,065	5,983
Investment in Ecuador property, net	534	632
Deferred tax asset	63,602	55,242
Total assets	$406,749	$527,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,127	$21,978
Accrued liabilities	11,246	34,013
Other liabilities	24,494	21,792
Current income taxes payable	-	10,460
Accrued interest payable	5,119	5,234
Derivative financial instruments	30	2,984
Current maturity of long-term debt	-	24,046
Total current liabilities	44,016	120,507

Asset retirement obligation	1,564	2,708
Other non-current liabilities	16,755	20,755
Long-term debt, net	206,939	197,160
Total long-term liabilities	225,258	220,623

Commitments and contingencies (Note 20, 21 and 22)

Stockholders’ equity:
Preferred stock, no par value, 25,000 authorized; none issued and outstanding	-	-
Common stock, no par value, 250,000 authorized; 117,526 and 116,932 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	569,061	560,175
Accumulated deficit	(431,586)	(373,875)
Total stockholders’ equity	137,475	186,300
Total liabilities and stockholders’ equity	$406,749	$527,430

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Net revenue:
Oil revenue, net	$50,585	$122,708	$139,354
Other revenue	144	250	4,386

Total net revenue	50,729	122,958	143,740

Operating and administrative expenses:
Lease operating expense	24,893	52,458	50,792
General and administrative expense	24,111	28,705	34,998
Geological, geophysical and engineering expense	2,184	43,787	12,917
Dry hole costs	-	-	13,082
Depreciation, depletion and amortization expense	27,214	45,873	38,944
Standby costs	4,311	5,340	4,529
Other operating expense	4,430	2,266	-
Gain on divestiture	-	(26,864)	-

Total operating and administrative expenses	87,143	151,565	155,262

Operating loss	(36,414)	(28,607)	(11,522)

Other income (expense):
Income from investment in Ecuador property, net	152	62	412
Interest expense, net	(16,158)	(16,115)	(19,772)
Loss on extinguishment of debt	(7,222)	(7,318)	-
Gain (loss) on derivatives	242	(2,610)	(2,046)
Interest income	182	44	453
Other income (expense)	(4,268)	(159)	1,083

Total other expense, net	(27,072)	(26,096)	(19,870)

Loss before income taxes	(63,486)	(54,703)	(31,392)

Income tax expense (benefit)	(5,775)	(15,614)	2,435

Net loss	$(57,711)	$(39,089)	$(33,827)

Basic net loss per share	$(0.50)	$(0.34)	$(0.29)
Diluted net loss per share	$(0.50)	$(0.34)	$(0.29)

Basic weighted average common shares outstanding	115,943	115,631	115,367
Diluted weighted average common shares outstanding	115,943	115,631	115,367

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balances at January 1, 2011	115,492	$552,285	$(300,959)	$251,326
Exercise of stock options	242	939	-	939
Long-term incentive compensation plans, net of forfeitures	176	4,019	-	4,019
Common stock sold for cash, net of offering costs	-	(5)	-	(5)
Net loss	-	-	(33,827)	(33,827)
Balances at December 31, 2011	115,910	557,238	(334,786)	222,452
Long-term incentive compensation plans, net of forfeitures	982	2,841	-	2,841
Common stock sold for cash, net of offering costs	40	96	-	96
Net loss	-	-	(39,089)	(39,089)
Balances at December 31, 2012	116,932	560,175	(373,875)	186,300
Long-term incentive compensation plans, net of forfeitures	568	2,806	-	2,806
Common stock sold for cash, net of offering costs	26	48	-	48
Proceeds of convertible notes allocated to equity, net of debt issuance costs	-	6,032	-	6,032
Net loss	-	-	(57,711)	(57,711)
Balances at December 31, 2013	117,526	$569,061	$(431,586)	$137,475

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net loss	$(57,711)	$(39,089)	$(33,827)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,806	2,841	4,019
Depreciation, depletion and amortization	27,214	45,873	38,944
Amortization of investment in Ecuador property	98	188	188
Deferred income taxes	(9,038)	(29,165)	2,047
Dry hole costs	-	-	13,082
Loss on disposition of assets	4,430	-	-
Loss on extinguishment of debt	7,222	7,318	-
(Gain) on divestiture	-	(26,864)	-
Amortization of discount and deferred financing fees	9,375	9,833	8,648
(Gain) loss on derivatives	(242)	2,610	2,046
Other non-cash items included in net loss	695	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,230	(16,349)	3,762
(Increase) decrease in value-added tax receivable	9,522	(21,259)	6,632
(Increase) decrease in inventory	2,326	(5,641)	2,546
(Increase) decrease in other assets	327	(3,379)	935
Decrease in income taxes receivable	-	-	9,003
Increase (decrease) in accounts payable	(18,852)	2,458	(18,159)
Increase (decrease) in accrued liabilities	(20,814)	12,036	7,412
Increase (decrease) in income taxes payable	(11,916)	11,691	-
Increase (decrease) in other liabilities	(1,299)	836	(157)
Net cash provided by (used in) operating activities	(52,627)	(46,062)	47,121

Cash flows from investing activities:
Property and equipment additions	(13,472)	(82,203)	(89,778)
Divestiture of properties and equipment	-	79,299	-
(Increase) decrease in restricted cash	67,440	(62,934)	(4,105)
Proceeds from maturity of investment securities	1,000	-	-
Purchase of investment securities	(1,000)	-	-
Net cash provided by (used in) investing activities	53,968	(65,838)	(93,883)

Cash flows from financing activities:
Borrowings	78,355	195,688	115,000
Repayments of borrowings	(99,107)	(54,919)	(16,807)
Deferred and other loan fees	(6,782)	(3,597)	(5,945)
Proceeds from exercise of stock options, net	-	-	939
Proceeds from sale of common stock, net	48	96	(5)
Net cash provided by (used in) financing activities	(27,486)	137,268	93,182

Net increase (decrease) in cash and cash equivalents	(26,145)	25,368	46,420
Cash and cash equivalents at beginning of period	83,540	58,172	11,752
Cash and cash equivalents at end of period	$57,395	$83,540	$58,172

Supplemental cash flow information:
Cash paid for:
Interest	$17,362	$22,716	$20,007
Income tax	14,476	1,793	(8,969)
Non — cash items:
Convertible debt exchanged	$72,850	$-	$-
Debt exchanged in divestiture for value added tax receivable	-	24,196	-
Debt exchanged in divestiture included in the $150.0 million sale proceeds	-	65,000	-
Debt exchanged in divestiture for 2012 Block Z-1 property additions	-	65,795	-
Debt transferred to current and other non-current liabilities related to 2012 Block Z-1 exploratory expenditures	-	40,697	-
Purchase and additions to equipment with the issuance of a capital lease obligation	-	-	154
Depletion allocated to production inventory	320	648	419
Depreciation on support equipment capitalized to construction in progress	-	472	317
Asset retirement obligation capitalized to property and equipment, net of revisions	1,381	1,314	339
Property and equipment transferred to / from current assets / liabilities or other non-current assets	952	-	1,158
Gain on capital lease repayment capitalized to property and equipment	-	180	-

The accompanying notes are an integral part of these consolidated financial statements.

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

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

The Company maintains a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”), registered in Peru through its wholly-owned subsidiary, BPZ Energy, LLC, a Texas limited liability company, and its subsidiary, BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership. Currently, the Company, through BPZ E&P, has license contracts for oil and gas exploration and production covering a total of approximately 2.2 million gross (1.9 million net) acres, in four blocks, in northwest Peru. The Company’s license contracts cover ownership of the following properties: 51% working interest in Block Z-1 (0.6 million gross acres), 100% working interest in Block XIX (0.5 million gross acres), 100% working interest in Block XXII (0.9 million gross acres) and 100% working interest in Block XXIII (0.2 million gross acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and the Blocks XXII and XXIII contracts were signed in November 2007. Generally, according to the Organic Hydrocarbon Law No. 26221 and the regulations thereunder (the “Organic Hydrocarbon Law” or “Hydrocarbon Law”) the seven-year term for the exploration phase can be extended in each contract by up to an additional three years to a maximum of ten years. However, this exploration extension is subject to government approval and specific provisions of each license contract can vary the exploration phase of the contract as established by the Hydrocarbon Law. The license contracts require the Company to conduct specified activities in the respective blocks during each exploration period in the exploration phase. If the exploration activities are successful, the Company may decide to enter the exploitation phase and the total contract term can extend up to 30 years for oil production and up to 40 years for gas production. In the event a block contains both oil and gas, as is the case in the Company’s Block Z-1 contract, the 40-year term may apply to oil production as well. The Company’s estimate of proved reserves has been prepared under the assumption that the Company’s license contract will allow production for the possible 40-year term for both oil and gas.

Additionally, through its wholly-owned subsidiary, SMC Ecuador Inc., a Delaware corporation, and its registered branch in Ecuador, the Company owns a 10% non-operating net profits interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). In May 2013, the license agreement and operating agreement covering the property were extended from May 2016 to December 2029.

The Company is in the process of developing our Peruvian oil and gas reserves.  The Company entered commercial production for Block Z-1 in November 2010 and produces and sells oil from the Corvina and Albacora fields under the Company’s current sales contracts. The Company completed the installation of the new CX-15 platform in the Corvina field to continue the development of the field and continued the drilling campaign there with completion of the CX-15-1D well in December 2013 and the CX-15-2D well in January 2014. In February 2014, the Company spudded the third development well from the new CX-15 platform, the CX15-3D well. The Company also spudded a development well, the A-18D well, from the A platform in the Albacora field of Block Z-1 in September 2013 and completed it in December 2013. The second development well, the A-19D well, at Albacora was spudded in January 2014. The A-19D well began production on March 1, 2014.

On December 14, 2012, Perupetro S.A (“Perupetro”), a corporation owned by the Peruvian government empowered to become a party in the contracts for the exploration and/or exploitation of hydrocarbons in order to promote these activities in Peru, approved the terms of the amendment to the Block Z-1 License Contract to recognize the sale of a 49% participating interest (“closing”) in offshore Block Z-1 to Pacific Rubiales Energy Corp. (“Pacific Rubiales”). Under the terms of the agreements signed on April 27, 2012, the Company (together with its subsidiaries) formed an unincorporated joint venture with a Pacific Rubiales subsidiary, Pacific Stratus Energy S.A., to explore and develop the offshore Block Z-1 located in Peru. Pursuant to the agreements, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest, including reserves, in Block Z-1 and agreed to fund $185.0 million of the Company’s share of capital and exploratory expenditures in Block Z-1 (“carry amount”) from the effective date of the Stock Purchase Agreement (“SPA”), January 1, 2012. On December 30, 2012, the Peruvian Government signed the Supreme Decree for the execution of the amendment to the Block Z-1 License Contract.

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of BPZ Resources, Inc. and its wholly-owned subsidiaries and branch offices. All intercompany balances and transactions have been eliminated.

The Company’s accounting policy regarding partnership or joint venture interests in oil and gas properties is to consolidate such interests on a pro-rata basis in accordance with generally accepted practice in the oil and gas industry. However, the Company has not been able to receive timely information to allow it to proportionately consolidate the minority non-operating net profits interest owned by its consolidated subsidiary, SMC Ecuador Inc. See Note-7, “Investment in Ecuador Property” to the consolidated financial statements for further discussion regarding the Company’s investment in its Ecuador property. Accordingly, the Company accounts for this investment under the cost method. As such, the Company records its share of cash received or paid attributable to this investment as other income or expense and amortizes its investment into income over the remaining term of the license agreement and operating agreement which were extended in May 2013 from May 2016 through December 2029. The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012 and the entitlement to crude oil production and sharing of joint operating expenditures from that day forward was allocated to each partner. At closing, the sharing of any production or joint operating expenditures prior to that date for 2012 was treated by the parties as an adjustment to the carry amount under the SPA.

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

Estimates of crude oil reserves are the most significant of the Company’s estimates. All of the reserves data are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas. Numerous interpretations and assumptions are made in estimating quantities of proved crude oil and natural gas reserves. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserves estimates may be different from the quantities of crude oil and natural gas that are ultimately recovered.

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

Reclassification

Certain reclassifications have been made to the 2012 and 2011 consolidated financial statements to conform to the 2013 presentation. These reclassifications were not material to the accompanying consolidated financial statements.

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

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

Reporting and Functional Currency

The U.S. Dollar is the functional currency for the Company’s operations in both Peru and Ecuador. Ecuador has adopted the U.S. Dollar as its official currency. Peru, however, uses its local currency, Nuevo Sol, in addition to the U.S. Dollar and therefore its financial results are subject to foreign currency gains and losses. The Company has adopted Accounting Standard Codification (“ASC”) Topic 830, “Foreign Currency Matters,” which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet monetary accounts using current exchange rates in effect at the balance sheet date, non-monetary accounts using historical exchange rates in effect at the time the transaction occurs, and for revenue and expense accounts using a weighted average exchange rate during the period reported. Accordingly, the gains or losses resulting from such remeasurement are included in other income and expense in the consolidated statements of operations. Foreign exchange gains (losses) for the year ended December 31, 2013, 2012, and 2011 were approximately ($1.2) million, ($0.2) million and $0.5 million, respectively.

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

Restricted Cash and Performance Bonds

As discussed in Note-8, “Restricted Cash and Performance Bonds,” the Company has secured various performance bonds, collateralized by certificates of deposit, to guarantee its obligations and commitments in connection with its exploratory properties in Peru. All of the performance bonds have been issued by Peruvian banks and their terms are dictated by the corresponding license contract or agreement. As a result of the repayment of the remaining principal balance of the $40.0 million secured debt facility in September 2013, it was agreed that the restricted cash balance of $1.0 million would remain relating to the performance based arranger fee (the “Performance Based Arranger Fee”) for the $75.0 million secured debt facility through July 2014.

Accounts Receivable and Allowance for Doubtful Accounts

Currently, the Company’s contract terms regarding oil sales have a relatively short settlement period. Also included in accounts receivable are amounts receivable from the Company’s joint venture partner. The Company regularly reviews all aged accounts receivables for collectability and establishes an allowance as necessary for balances greater than 90 days outstanding. Currently, the majority of oil sale receivables are current or were outstanding less than thirty days.

It is the Company’s belief that there are no balances in accounts receivable that will not be collected and that an allowance was not necessary at December 31, 2013 and December 31, 2012, respectively.

Inventories

Inventories consist of crude oil, tubular goods, accessories and spare parts for production equipment used in the Company’s oil and gas operations, stated at the lower of average cost or market. The cost of crude oil inventory includes production costs and depreciation, depletion and amortization of oil and gas properties. See Note-4, “Inventory.”

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

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

Projects under construction are not depreciated or amortized until placed in service. For assets the Company constructs, it capitalizes direct costs, such as labor and materials, and indirect costs, such as overhead and interest. The Company periodically evaluates the recoverability of the carrying value of its long-lived assets by monitoring and evaluating changes in circumstances that may indicate that the carrying amount of the asset may not be recoverable and subsequently expensed. As of December 31, 2013, property and equipment consists of office equipment, vehicles and leasehold improvements made to the Company’s offices. All such values are stated at cost and are depreciated on a straight-line basis over the estimated useful life of the assets which ranges between three and ten years, or if shorter the term of the lease. Vessels and related equipment are depreciated on a straight-line basis over the estimated useful life of the asset, which is between two and fifteen years. Maintenance and repairs are expensed as incurred. Replacements, upgrades or expenditures which improve and extend the life of the assets are capitalized. When assets are sold, retired or otherwise disposed, the applicable costs and accumulated depreciation and amortization are removed from the appropriate accounts and the resulting gain or loss is recorded.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2013 and 2012 consisted mainly of accounts payable and accrued liabilities related to costs for which goods and services have been received in support of the Company’s oil and gas operations, including drilling operations, seismic, lease operating costs and amounts payable to the Company’s joint venture partner.

Other Current Liabilities

Other current liabilities included in the Company’s balance sheet at December 31, 2013 and December 31, 2012 includes $23.9 million and $19.9 million, respectively, related to exploratory expenditures for Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by the Company and Pacific Rubiales under the terms of the SPA.

Asset Retirement Obligation

Asset retirement obligations consist of dismantlement and abandonment costs, excluding salvage values, are initially recorded and the carrying amount of the related oil and natural gas properties is increased. The fair value of the asset retirement obligation asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. Any negative adjustment in excess of asset retirement cost is reclassified to depreciation, depletion and amortization expense. See Note-9, “Asset Retirement Obligation.”

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

Other Non-current Liabilities

The other non-current liabilities included in the Company’s balance sheet at December 31, 2013 and December 31, 2012 includes $16.8 million and $20.8 million, respectively, related to exploratory expenditures for Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by the Company and Pacific Rubiales under the terms of the SPA.

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

To estimate the economically recoverable oil and natural gas reserves and related future net cash flows, the Company incorporates many factors and assumptions including:

●	expected reservoir characteristics based on geological, geophysical and engineering assessments;
●	future production rates based on historical performance and expected future operating and investment activities;
●	future oil and gas quality differentials;
●	assumed effects of regulation by governmental agencies; and
●	future development and operating costs.

The Company believes its assumptions are reasonable based on the information available to it at the time it prepared the estimates. However, these estimates may change substantially going forward as additional data from development activities and production performance becomes available and as economic conditions impacting oil and gas prices and costs change.

Management is responsible for estimating the quantities of proved oil and natural gas reserves and for preparing related disclosures. Estimates and related disclosures are prepared in accordance with the Securities and Exchange Commission (“SEC”) requirements and generally accepted industry practices in the US as prescribed by the Society of Petroleum Engineers. Reserve estimates are independently evaluated at least annually by independent qualified reserves engineers, Netherland, Sewell & Associates, Inc (“NSAI”). The estimate of the Company’s proved reserves as of December 31, 2013 and 2012 has been prepared and presented in accordance with SEC rules and accounting standards. These rules require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month unweighted first-day-of-the-month average pricing.

The Company’s Technical Committee of the Board of Directors oversees the review of its oil and gas reserves and related disclosures by the Company’s appointed independent reserve engineers. The Technical Committee meets with management periodically to review the reserves process and results, and to confirm that the independent reserve engineers have had access to sufficient information, including the nature and satisfactory resolution of any material differences of opinion between the Company and the reserve engineers.

Reserves estimates are critical to many of the Company’s accounting estimates, including:

●	determining whether or not an exploratory well has found economically producible reserves;
●

calculating the Company’s unit-of-production depletion rates. Proved developed reserves estimates are used to determine rates that are applied to each unit-of-production in calculating the Company’s depletion expense; and

●

assessing, when necessary, the Company’s oil and gas assets for impairment using undiscounted future cash flows based on management’s estimates. If impairment is indicated, discounted values will be used to determine the fair value of the assets. The critical estimates used to assess impairment, including the impact of changes in reserves estimates, are discussed below.

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

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

The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future discounted and non-discounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the expected future cash flows from an asset are less than its carrying value. For the year ended December 31, 2013, 2012 and 2011, there were no impairment losses recognized by the Company.

Stock Based Compensation

The Company accounts for stock-based compensation at fair value in accordance with the provisions of ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employee directors. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the Consolidated Statements of Operations ratably over the employee’s or non-employee director’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the year ended December 31, 2013, 2012 and 2011. The Company provides compensation benefits to employees and non-employee directors under stock-based payment arrangements, including various employee stock option plans. See Note-12, “Stockholders’ Equity,” for further discussion of the Company’s stock-based compensation plans.

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

Capitalized Interest

Certain interest costs have been capitalized as part of the cost of oil and gas properties under development, including wells in progress and related facilities. Total interest costs capitalized during the year ended December 31, 2013, 2012 and 2011 were $9.9 million, $15.6 million and $10.7 million, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, restricted cash, trade receivables, trade payables, debt and derivatives. The book values of cash, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term maturity of those instruments. For further information regarding the fair value of the Company’s fixed rate debt see Note-13, “Fair Value Measurements and Disclosures.” For the Company’s variable rate debt at December 31, 2012, the carrying value of the debt approximates fair value as the interest rates are based on floating rates identified by reference to market rates and because the interest rates charged are at rates at which the Company can currently borrow. The Company’s derivative financial instruments consist of variable financing arranger fee payments that are dependent on the change in oil prices from the loan origination date of the Company’s variable rate debt and the oil price on each repayment date. The Company estimates the fair value of these payments based on published forward commodity price curves at each financial reporting date.

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

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

Environmental costs that relate to current operations are expensed or capitalized as appropriate. Costs are expensed when they relate to an existing condition caused by past operations and will not contribute to current or future revenue generation. Liabilities related to environmental assessments and/or remedial efforts are accrued when property or services are provided and when such costs can be reasonably estimated. The Company’s cost for environmental impact assessments related to the Company’s properties included in geological, geophysical and engineering expense for the year ended December 31, 2013, 2012 and 2011 were approximately $0.3 million, $0.5 million and $1.6 million, respectively.

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

However, on July 2, 2013, the District Court for the District of Columbia vacated the SEC’s rule requiring resource extraction issuers to disclose payments made to the U.S. government and foreign governments and ordered the SEC to conduct further proceedings before enacting a new rule. The SEC did not appeal the decision to the Circuit Court of Appeals for the District of Columbia. The SEC will redraft the rule, although it is unknown when a final rule will be effective. While the result of the decision is that the SEC’s rule requiring resource extraction issuers to disclose payments made to the U.S. government and foreign governments is no longer effective, a rule in some form must be promulgated by the SEC to implement, though the information that is ultimately required to be made public may be more limited.

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

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

The development of Block Z-1 is subject to the terms and conditions of a Joint Operating Agreement with Pacific Rubiales that governs the legal, technical and operating rights and obligations of the parties with respect to the joint operations of Block Z-1. Under the agreement, the Company is the operator and responsible for the administrative, regulatory, government and community related duties, and Pacific Rubiales manages the technical and operating duties in Block Z-1. The Joint Operating Agreement will continue for the term of the License Contract and thereafter until all decommissioning obligations under the License Contract have been satisfied.

At closing, Pacific Rubiales exchanged certain loans along with an additional $85.0 million, plus other amounts due to the Company or from the Company under the SPA, for the interests and assets obtained from the Company under the SPA and under the Block Z-1 License Contract. Proceeds of $150.0 million (less transaction costs of $5.7 million) less the net book value of the assets resulting in a gain on the sale of $26.9 million for the year ended December 31, 2012, which was recognized as a component of operating and administrative expenses in connection with the closing. Due to certain tax benefits resulting from the sale, the after tax gain was $31.1 million.

The transaction provided for an adjustment based upon the collection of revenues ($56.1 million) and the payment of expenses ($32.6 million) and income taxes ($5.2 million) attributable to the properties that took place after the effective date of January 1, 2012 and prior to the closing date which was December 14, 2012. These amounts were considered settled by adjusting down $18.3 million of the unused portion of the carry amount. The December 31, 2013 and December 31, 2012 carry amounts were $81.3 million and $126.3 million, respectively.

At December 31, 2013 and December 31, 2012, the Company reflected $23.9 million and $19.9 million, respectively, as other current liabilities and $16.8 million and $20.8 million, respectively, as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by the Company and Pacific Rubiales under the terms of the SPA.

 BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMEBR 31, 2013, 2012 and 2011

Note 3 — Receivables, Accounts Payable and Accrued Liabilities

Accounts Receivable

Below is a summary of accounts receivable as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
	(in thousands)
Commodity sales	$2,303	$8,618
Accounts receivable - joint venture	12,230	15,885
Other	7,097	20
Accounts receivable	$21,630	$24,523

Accounts receivable other consisted of $7.0 million due to the Company’s marine subsidiary from the Company’s joint venture partner for services provided directly.

Income Taxes Receivable and Current Income Taxes Payable

The Company’s December 31, 2013 and December 31, 2012 income tax receivable amounts were $2.1 million and none, respectively. The December 31, 2013 and December 31, 2012 current income tax payable amounts were none and $10.5 million, respectively.

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

Activity related to the Company’s value-added tax receivable for December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Value-added tax receivable as of the beginning of the period	$21,784	$24,720
IGV accrued related to expenditures during period	12,722	67,846
IGV reduced related to sale of oil during period	(22,244)	(46,586)
IGV related to the sale of a 49% participating interest in Block Z-1	-	(24,196)
Value-added tax receivable as of the end of the period	$12,262	$21,784

Current portion of value-added tax receivable as of the end of the period	$10,490	$20,569

Long-term portion of value-added tax receivable as of the end of the period	$1,772	$1,215

See Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information on the long-term portion of the value-added tax receivable.

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

Accounts Payable and Accrued Liabilities

Below is a summary of accounts payable as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
	(in thousands)
Accounts payable - joint venture	$-	$4,357
Other accounts payable	3,127	17,621
Accounts payable	$3,127	$21,978

The December 31, 2013 and December 31, 2012 accrued liabilities amounts were $11.2 million and $34.0 million, respectively.

Note 4 — Inventory

Inventories consist of crude oil, tubular goods, accessories and spare parts for production equipment, stated at the lower of average cost or market.

The Company maintains crude oil inventories in storage vessels until the inventory quantities are at a sufficient level to make a delivery to the refinery in Talara.  Crude oil inventory is stated at the lower of average cost or market value. Cost is determined on a weighted average basis based on production costs.

Below is a summary of inventory as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(in thousands)
Tubular goods, accessories and spare parts	$15,534	$18,343
Crude oil	1,834	1,508
Inventory	$17,368	$19,851

	December 31, 2013	December 31, 2012
Crude oil (barrels)	24,866	17,876
Crude oil (cost per barrel)	$73.77	$84.34

Note 5 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of prepaid and other current assets as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(in thousands)
Prepaid expenses and other	$4,327	$4,538
Prepaid insurance	1,092	441
Insurance receivable	-	755
Prepaid and other current assets	$5,419	$5,734

Prepaid expenses and other are related to prepayments for drilling services, equipment rental and material procurement and deposits that are rent deposits in connection with the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors’ and officers’ insurance policies.

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMEBER 31, 2013, 2012 and 2011

Below is a summary of other non-current assets as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(in thousands)
Debt issue costs, net	$3,293	$4,768
Value-added tax receivable	1,772	1,215
Other non-current assets	$5,065	$5,983

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

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

The following table is the amount of debt issue costs amortized into interest expense for the year ended December 31, 2013, 2012 and 2011, respectively:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Amortization of debt issue costs	$2,365	$3,135	$2,687
	$2,365	$3,135	$2,687

For further information regarding the Company’s debt, see Note-10, “Debt Obligations.”

At December 31, 2013 and December 31, 2012, the Company classified $1.8 million and $1.2 million, respectively, of its value-added tax receivable balance as a long-term asset as it believed it would take longer than one year to receive the benefit of this portion of the value-added tax receivable. For further information see Note-3, “Receivables, Accounts Payable and Accrued Liabilities.”

Note 6 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(in thousands)
Construction in progress:
Power plant and related equipment	$82,928	$73,958
Platforms and wells	12,505	15,611
Pipelines and processing facilities	846	11,784
Other	556	1,689
Producing properties (successful efforts method of accounting)	140,937	141,219
Producing equipment	40,209	27,758
Barge and related equipment	53,969	53,425
Office equipment, leasehold improvements and vehicles	9,122	9,249
Accumulated depletion, depreciation and amortization	(123,319)	(96,136)
Property, equipment and construction in progress, net	$217,753	$238,557

Exploratory well costs capitalized greater than one year after completion of drilling were $6.6 million as of December 31, 2013, and December 31, 2012. The exploratory well costs relate to the CX11-16X gas well that was drilled in 2007, which tested sufficient quantities of gas and is currently shut-in until such time as a market is established for selling the gas. The Company plans to use the gas from the CX11-16X well for its gas-to-power project. See Note-20, “Commitments and Contingencies” for further information on the gas-to-power project.

During the year ended December 31, 2013, the Company incurred net capital expenditures of approximately $13.5 million associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

Approximately $13.5 million was transferred from construction in progress to producing properties for the year ended December 31, 2013.

During the year ended December 31, 2013, the Company incurred capital expenditures of approximately $8.8 million of costs related to the power plant, which consisted of capitalized interest of $8.0 million, approximately $2.4 million related to the Block XXIII exploratory drilling program, and capital expenditures incurred related to marine, information technology and other projects of $2.3 million, which included capitalized interest of $1.9 million.

BPZ RESOOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012. Pursuant to the carry agreement, Pacific Rubiales provided funding for 100% of capital expenditures for Block Z-1 of $80.6 million for the year ended December 31, 2013. These gross capital expenditures includes approximately $38.6 million related to the CX-15 development drilling program, $17.9 million related to the development drilling program at Albacora, the costs incurred in the design, fabrication, installation and pipeline connections related to the CX-15 platform of approximately $14.1 million and $4.2 million associated with the Corvina offshore Lease Automatic Custody Transfer unit.

During the year ended December 31, 2012, the Company incurred gross capital expenditures of approximately $88.7 million associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

Approximately $102.1 million was transferred from construction in progress to producing properties for the year ended December 31, 2012.

During the year ended December 31, 2012, the Company incurred approximately $60.2 million related to costs incurred in the design, fabrication, installation and pipeline connections related to the CX-15 platform, and incurred $7.8 million for the development of and equipment for permanent production facilities.

In addition, during the year ended December 31, 2012, the Company added approximately $7.2 million of costs to the power plant, which consisted of capitalized interest, approximately $5.7 million related to the CX-15 development drilling program and incurred approximately $7.8 million related to other capitalized costs.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012. Pacific Rubiales provided funding for capital expenditures for Block Z-1 of $70.7 million for the year ended December 31, 2012, which the Company recorded as additions to property and equipment, until the closing date, at which time Pacific Rubilales exchanged for certain loans, plus other amounts due to the Company or from the Company under the SPA.

In January 2013, the Company made a change in its method of estimating the depreciation of producing equipment. The Company changed to the unit-of-production method from a straight-line five-year life method of calculating depreciation because it more accurately matches the costs of production equipment to the Company’s oil production. If the Company had continued using a straight-line five-year life method, depreciation, depletion and amortization expense would have been $1.4 million higher for the year ended December 31, 2013.

The following table is the amount of interest expense and depreciation expense capitalized to construction in progress for the year ended December 31, 2013 and 2012, respectively:

	Year Ended December 31,
	2013	2012
	(in thousands)
Interest expense capitalized	$9,858	$15,604
Depreciation expense capitalized	-	472

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

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMEBR 31, 2013, 2012 and 2011

Below is a summary reflecting the Company’s income from the investment in the Ecuador property for the year ended December 31, 2013, 2012 and 2011, respectively, and the investment in the Ecuador property at December 31, 2013 and 2012, respectively:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Distributions received from investment in Ecuador property	$250	$250	$600
Amortization of investment in Ecuador property	(98)	(188)	(188)
Income from investment in Ecuador property, net	$152	$62	$412

	December 31, 2013	December 31, 2012
	(in thousands)
Investment in Ecuador property, net	$534	$632

In 2013, the Consortium, which includes the Company and three other partners, in order to extend the term of the contract from 2016 to 2029, agreed to additional work commitments to increase production in the Santa Elena field. The Company’s total share of this commitment over the remaining life of the contract is $5.2 million (the Company’s 10% non-operating net profits interest) which amount is due throughout the period of 2014 through 2028. This commitment should be funded by cash on hand and cash generated from new production of the partnership. If the partnership does not have sufficient cash on hand, the Company may elect to make a cash contribution to the partnership for its 10% share of the commitment. If the Company elects not to make its 10% share contribution of the commitment, it would lose its rights in the Consortium and the Contract at the Santa Elena field.

Note 8 — Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
	(in thousands)
Performance bonds totaling $5.7 million for properties in Peru	$3,459	$3,338
Insurance bonds for import duties related to a construction vessel	-	825
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	250	259
$75.0 million secured debt facility	-	35,000
$40.0 million secured debt facility	1,000	32,727
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$5,359	$72,799

Current portion of restricted cash as of the end of the period	$1,250	$25,129

Long-term portion of restricted cash as of the end of the period	$4,109	$47,670

The $75.0 million secured debt facility entered into by the Company in July 2011 required the Company to establish a $2.5 million debt service reserve account during the first 15 months the debt facility was outstanding.  After the first 15-month period, the Company was required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date. The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $75.0 million secured debt facility in the amount of outstanding principal. The remaining principal balance related to the $75.0 million secured debt facility was repaid in May 2013 utilizing the funds in the debt service reserve account related to this debt facility, bringing both the current and non-current balances to zero at December 31, 2013. The restricted cash related to the current and non-current portion of the $75.0 million secured debt financing was $9.5 million and $25.5 million, respectively, at December 31, 2012.

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATE FINANCIAL STATEMENTS

YEARS ENDED DECEMEBER 31, 2013, 2012 and 2011

The $40.0 million secured debt facility entered into by the Company in January 2011 required the Company to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The requirement was amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to increase the funding of the debt service reserve account related to the $40.0 million secured debt facility to the amount of outstanding principal. The requirement was subsequently changed when the Company amended and restated the $40.0 million secured debt facility in May 2013 for the Company to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The remaining principal balance related to the $40.0 million secured debt facility was repaid in September 2013 utilizing $3.8 million of funds from the debt service reserve account related to this debt facility. As a result of the repayment of the remaining principal balance of the $40.0 million secured debt facility, it was agreed that the restricted cash balance would remain at $1.0 million relating to the Performance Based Arranger Fee for the $75.0 million secured debt facility through July 2014. Therefore the restricted cash balance related to the current and non-current portion of the $40.0 million secured debt financing was $1.0 million and none, respectively, at December 31, 2013. The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $14.5 million and $18.2 million, respectively, at December 31, 2012.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, legal requirements or rental practices.

Note 9 —Asset Retirement Obligation

An obligation was recorded for the future plug and abandonment of the oil wells in the Corvina and Albacora fields in Block Z-1, and the Pampa la Gallina well in Block XIX in accordance with the provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations.” ASC 410-20 requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. Any negative adjustment in excess of asset retirement cost is reclassified to depreciation, depletion and amortization expense.

Activity related to the Company’s ARO for the year ended December 31, 2013 and December 31, 2012 is as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
ARO as of the beginning of the period	$2,708	$1,304
Liabilities incurred during period	204	-
Liabilities settled during period	-	(2,093)
Accretion expense	238	89
Revisions in estimates during period	(1,586)	3,408
ARO as of the end of the period	$1,564	$2,708

The 2013 and 2012 revisions in estimates are due to the change in estimates of future costs and the shift in timing of cash flows associated with expected payment of the ARO liability. As revisions to estimated costs both in 2013 and 2012, the present value of the liabilities was adjusted and, as a result, the Company adjusted both the liability and capitalized asset. Any negative adjustment in excess of asset retirement cost is reclassified to depreciation, depletion and amortization expense.

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

Liabilities settled in 2012 include $2.1 million related to the sale of a 49% participating interest in Block Z-1.

Note 10 —Debt Obligations

At December 31, 2013 and 2012, debt obligations consist of the following:

	December 31, 2013	December 31, 2012
	(in thousands)

Convertible Notes, 8.5%, due October 2017, net of discount of ($18.3) million at December 31, 2013 and none at December 31, 2012	$125,416	$-
Convertible Notes, 6.5%, due March 2015, net of discount of ($4.4) million at December 31, 2013 and ($17.4) million at December 31, 2012	81,523	153,479
$75.0 million Secured Debt Facility, 3-month LIBOR plus 9%, due July 2015	-	35,000
$40.0 million Secured Debt Facility, 3-month LIBOR plus 8%, due January 2015	-	32,727
	206,939	221,206
Less: Current maturity of long-term debt	-	24,046
Long-term debt, net	$206,939	$197,160

The following is a summary of scheduled debt maturities by year (in thousands):

2014	$-
2015	85,890
2016	-
2017	143,750
2018	-
Thereafter	-
$229,640

Convertible Notes due 2017

During the third quarter of 2013, the Company closed on an offering for an aggregate of $143.8 million of convertible notes due 2017, which includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the 2017 Convertible Notes in addition to the original offering of $125.0 million. The 2017 Convertible Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness and rank senior in the right of payment to all of our existing and future subordinated debt.  The 2017 Convertible Notes are effectively subordinate to any secured indebtedness the Company may have to the extent of the value of the assets collateralizing such indebtedness.  The 2017 Convertible Notes are not guaranteed by the Company’s subsidiaries. The International Finance Corporation held the right to participate in the offering for up to 45 days after being notified of the terms of the offering, which, if exercised would have increased the size of the offering. The International Finance Corporation notified the Company that they would not exercise their right to participate.

The interest rate on the 2017 Convertible Notes is 8.50% per year with interest payments due on April 1st and October 1st of each year.  The 2017 Convertible Notes mature with repayment of $143.8 million (assuming no conversion) on October 1, 2017 (the “2017 Maturity Date”).

The conversion rate is 249.5866 shares per $1,000 principal amount (equal to an initial conversion price of approximately $4.0066 per share of common stock). Upon conversion, if conversion is elected by the noteholders, the Company must deliver, at its option, either (1) a number of shares of its common stock determined as set forth in the Indenture agreement dated September 24, 2013 (the “2013 Indenture”), (2) cash, or (3) a combination of cash and shares of its common stock.

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

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

The Company may not redeem the 2017 Convertible Notes prior to the 2017 Maturity Date.

If the Company experiences any one of certain specified types of corporate transactions, holders may require the Company to purchase all or a portion of their 2017 Convertible Notes. Any repurchase of the 2017 Convertible Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The 2013 Indenture for the 2017 Convertible Notes contains customary terms and covenants and events of default, the occurrence and continuation of which could result in the acceleration of amounts due under the 2017 Convertible Notes.

Net proceeds from the sale of the 2017 Convertible Notes, after deducting the discounts and commissions and any offering expenses payable by the Company, were approximately $124.5 million.  The 2017 Convertible Notes were issued with a 10% discount or $14.4 million. The underwriter received commissions of approximately $4.3 million in connection with the sale and the Company incurred $0.6 million of direct expenses in connection with the offering.  The Company used the net proceeds for general corporate purposes, including funding its exploration and production efforts, other projects and to reduce or refinance its outstanding debt.

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

The Company estimated its non-convertible borrowing rate at the date of issuance of the 2017 Convertible Notes to be 12.9%. The 12.9% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as the Company and was obtained through a quote from the underwriter. Using the income method and discounting the principal and interest payments of the 2017 Convertible Notes using the 12.9% non-convertible borrowing rate, the Company estimated the fair value of the $143.8 million 2017 Convertible Notes to be approximately $124.5 million, with the discount being approximately $19.3 million. The discount of $19.3 million includes the 10% discount of $14.4 million and the value of the equity component of $4.9 million. The discount is being amortized as non-cash interest expense over the life of the 2017 Convertible Notes using the effective interest method. In addition, the Company allocated approximately $2.3 million of the $4.9 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the notes using the effective interest method. Approximately $0.1 million of fees and commissions were treated as transaction costs associated with the equity component and the remaining $2.5 million was expensed to other expense under the caption other income (expense).

BPZ RESOURCES, INC AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMEBR 31, 2013, 2012 and 2011

The following table is the estimated remaining cash payments including interest payments related to the 2017 Convertible Notes, assuming no conversion (in thousands):

Year
2014	$12,219
2015	12,219
2016	12,219
2017	155,968
Total estimated remaining cash payments related to the 2017 Convertible Notes	$192,625

The Company evaluated the 2013 Indenture for the 2017 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of December 31, 2013, the net amount of $125.5 million includes the $143.8 million of principal reduced by $18.3 million of the remaining unamortized discount. The net amount of the equity component is $4.8 million, which includes the initial discount of $4.9 million reduced by $0.1 million of direct transaction costs. The remaining unamortized discount of $18.3 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2017 Convertible Notes, which mature in October 2017.  At December 31, 2013, using the conversion rate of 249.5866 shares per $1,000 principal amount of the 2017 Convertible Notes, if the $143.8 million of principal were converted into shares of common stock, the notes would convert into approximately 35.9 million shares of common stock.  As of December 31, 2013, there is no excess if-converted value to the holders of the 2017 Convertible Notes as the price of the Company’s common stock at December 31, 2013, $1.82 per share, is less than the conversion price.

The annual effective interest rate on the 2017 Convertible Notes, including the amortization of debt issue costs, is approximately 13.3%.

The following table is the amount of interest expense related to the 2017 Convertible Notes, disregarding capitalized interest considerations, for the year ended December 31, 2013, 2012 and 2011, respectively:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest expense related to the contractual interest coupon	$3,258	$-	$-
Amortization of debt discount expense	959	-	-
Amortization of debt issue costs	135	-	-
Interest expense related to the 2017 Convertible Notes	$4,352	$-	$-

Convertible Notes due 2015

During the first quarter of 2010, the Company closed on a private offering for an aggregate of $170.9 million of convertible notes due 2015. The 2015 Convertible Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are effectively subordinate to all of the Company’s secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by the Company’s subsidiaries. In September 2013, the Company repurchased $85.0 million of the principal balance of the $170.9 million of the 2015 Convertible Notes, leaving a principal balance of $85.9 million.

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

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

As a result, the conversion rate and conversion price changed to 169.0082 and $5.9169, respectively. Upon conversion, if conversion is elected by the noteholders, the Company must deliver, at its option, either (1) a number of shares of its common stock determined as set forth in the 2010 Indenture, (2) cash, or (3) a combination of cash and shares of its common stock.

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

If the Company experiences any one of certain specified types of corporate transactions, holders may require the Company to purchase all or a portion of their 2015 Convertible Notes. Any repurchase of the 2015 Convertible Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

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

 YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

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

The Company estimated its non-convertible borrowing rate at the date of issuance of the 2015 Convertible Notes to be 12%. The 12% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as the Company and was obtained through a quote from the initial purchaser. Using the income method and discounting the principal and interest payments of the 2015 Convertible Notes using the 12% non-convertible borrowing rate, the Company estimated the fair value of the $170.9 million 2015 Convertible Notes to be approximately $136.3 million with the discount being approximately $34.6 million. The discount is being amortized as non-cash interest expense over the life of the notes using the effective interest method. In addition, the Company allocated approximately $4.8 million of the $6.1 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the 2015 Convertible Notes using the effective interest method. The remaining $1.3 million of fees and commissions were treated as transaction costs associated with the equity component. The net amount of the equity component was $33.3 million, which included the initial discount of $34.6 million reduced by $1.3 million of direct transaction costs.

In September 2013, the Company repurchased $85.0 million of aggregate principal amount of the 2015 Convertible Notes. As a result of the $85.0 million repurchase during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt and the remaining $72.8 million of the repayment was considered an exchange of debt and not deemed a substantial modification of debt. The $85.0 million of 2015 Convertible Notes were repurchased with an approximate discount of 10%. The Company recognized a gain on the retirement of the debt of approximately $0.2 million and this gain is included in the “Loss on extinguishment of debt” in the consolidated statement of operations. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The following table is the estimated remaining cash payments including interest payments related to the 2015 Convertible Notes, assuming no conversion (in thousands):

Year
2014	$5,583
2015	88,681
Total estimated remaining cash payments related to the 2015 Convertible Notes	$94,264

The Company evaluated the 2010 Indenture for the 2015 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging.” Therefore, no additional amounts have been recorded for those items.

As of December 31, 2013, the net amount of $81.5 million of 2015 Convertible Notes outstanding includes the $85.9 million of principal reduced by $4.4 million of the remaining unamortized discount. The remaining unamortized discount of $4.4 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2015 Convertible Notes, which mature in March 2015.  At December 31, 2013, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $85.9 million of principal were converted into shares of common stock, the notes would convert into approximately 14.5 million shares of common stock.  As of December 31, 2013, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of the Company’s common stock at December 31, 2013, $1.82 per share, is less than the conversion price.

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

For the year ended December 31, 2013, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.5%.

The following table is the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the year ended December 31, 2013, 2012 and 2011, respectively:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest expense related to the contractual interest coupon	$9,622	$11,111	$11,111
Amortization of debt discount expense	6,051	6,698	5,961
Amortization of debt issue costs	977	956	916
Interest expense related to the 2015 Convertible Notes	$16,650	$18,765	$17,988

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

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMEBR 31, 2013, 2012 and 2011

The $75.0 million secured debt facility, as amended, provided for an ongoing fee through July 2014 payable by BPZ E&P to the lenders of the Performance Based Arranger Fee whose amount is determined by the change in the price of Brent crude oil at inception of the loans and the price at each principal repayment date in accordance with the original loan principal repayment dates, subject to a 12% ceiling of the original principal amount borrowed. For further information on the Performance Based Arranger Fee, see Note-11, “Derivative Financial Instruments” and Note-13, “Fair Value Measurements and Disclosures.”

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

In May 2013, as a result of amending and restating the $40.0 million secured debt facility (which had been repaid by scheduled principal repayments to $25.5 million) to increase the facility size and borrowing an additional $14.5 million, the Company added $1.8 million of debt issue costs. The $1.8 million of new debt issue costs was combined with the remaining $0.6 million of unamortized debt issue costs and was originally planned to be amortized over the remaining term, ending in January 2015, using the effective interest method. For further information on debt issue costs, see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

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

Pacific Rubiales Loans

On April 27, 2012, the Company and Pacific Rubiales executed a SPA where the Company formed an unincorporated joint venture with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru.  Pursuant to the SPA, Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest, including reserves, in Block Z-1 and agreed to fund $185.0 million of the Company’s share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012 (together, the “Pacific Rubiales Loans”). Until the required approvals were obtained, Pacific Rubiales provided the Company $65.0 million and other funds as loans to continue to fund the Company’s Block Z-1 capital and exploratory activities. These amounts were reflected as long-term debt prior to closing the transaction.

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

YEARS ENDED DECEMBER 31, 2012, 2012 and 2011

At closing, Pacific Rubiales exchanged certain loans along with an additional $85.0 million, plus any other amounts due to the Company or from the Company under the SPA, for the interests and assets obtained from the Company under the SPA and under the Block Z-1 License Contract.

At December 31, 2013 and December 31, 2012, the Company reflected $23.9 million and $19.9 million, respectively, as other current liabilities and $16.8 million and $20.8 million, respectively, as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by the Company and Pacific Rubiales under the terms of the SPA.

$15.0 Million IFC Reserve-Based Credit Facility

The Company had a $15.0 million reserve-based lending facility (“IFC Facility”) agreement (the “Loan Agreement”) with the International Finance Corporation (“IFC”) through its subsidiaries BPZ E&P and BPZ Marine Peru S.R.L. as borrowers. The IFC Facility had a $12.5 million outstanding balance maturing in December 2012; however, following the $40.0 million secured debt facility entered into by the Company in January 2011, a portion of the proceeds were used to repay the amount outstanding to IFC.

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

In May 2009, the Company entered into an amendment of its lease agreement for the two vessels under charter, the Namoku and the Nu’uanu. Under the terms of the amended lease agreement, the charter, originally set to expire in November 2009, was extended for five years commencing on May 1, 2009.  During the first 18 months of the amended lease term, the daily charter rate for the use of both vessels was fixed. Commencing in November 2010, the daily charter rate for the use of both vessels was based on a tiered structure with the daily rate dependent upon the amount of the previous month’s average daily per barrel price of West Texas Intermediate Crude Oil (“WTI”), as indicated on the New York Mercantile Exchange. Any amount paid by the Company after November 2010 over the initial daily rate as a result of the escalated tiered structure based on the price of WTI was considered contingent rental payments.  The amount of the contingent lease payments paid in 2012 and 2011 was $0.6 million and $1.6 million, respectively. The amended lease agreement contained a $3.0 million purchase option after the third year of the lease, a $2.0 million purchase option after the fourth year of the lease and a mandatory $1.0 million purchase obligation by the Company after the fifth year of the lease. The Company accounted for the amended lease agreement in accordance with ASC Topic 840, “Leases.” Under the guidance, the lease agreement continues to be accounted for as a capital lease and the imputed interest rate necessary to reduce the net minimum lease payments to present value over the lease term is 34.9%. In May 2012, the Company exercised the third year purchase option for $3.0 million and purchased the marine vessels, the Namoku and the Nu’uanu, at which point titles to the vessels were transferred to the Company.

In November 2009, the Company entered into a capital lease agreement for a construction vessel, the Don Fernando, resulting in additional capital assets of approximately $7.0 million. In the fourth quarter of 2011, the Company made the final lease payment on the Don Fernando construction vessel, at which point title of the vessel was transferred to the Company.

At December 31, 2013 and December 31, 2012, the Company had no amounts outstanding under capital leases.

 BPZ RESOURCES, INC AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCAIL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

Interest Expense

The following table is a summary of interest expense for the year ended December 31, 2013, 2012 and 2011, respectively:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest expense	$26,016	$31,719	$30,446
Capitalized interest expense	(9,858)	(15,604)	(10,674)
Interest expense, net	$16,158	$16,115	$19,772

Note 11 — Derivative Financial Instruments

Objective and Strategies for Using Derivative Instruments:

In connection with the $40.0 million secured debt facility through July 2013 and the $75.0 million secured debt facility through July 2014, the Company and Credit Suisse agreed that a portion of the arranger fee would be based on the performance for oil prices and be payable at each of the principal repayment dates.  The fee is calculated by multiplying the principal payment amount by the change in oil prices from the loan origination date and the oil price at each principal repayment date. Additionally, the fee is capped at 18% of the $40.0 million secured debt facility and 12% of the $75.0 million secured debt facility. The Performance Based Arranger Fee is being accounted for as an embedded financing derivative under ASC Topic 815, “Derivatives and Hedging” and accordingly, is being recorded at fair value with any changes in value reflected as a gain or loss on derivatives in the accompanying Consolidated Statements of Operations. The following table sets forth a reconciliation of the changes in fair value of the Company’s derivative financial instrument for the years ended December 31:

Derivative Financial Instruments Not Designated as Hedging Instruments

	2013	2012	2011
	(in thousands)
Beginning fair value of derivatives	$2,984	$2,046	$-
(Gain) loss on derivatives	(242)	2,610	2,046
Cash settlements paid	(2,712)	(1,672)	-
Ending fair value of derivatives	$30	$2,984	$2,046

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

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)

Net loss	$(57,711)	$(39,089)	$(33,827)

Shares:
Basic weighted average common shares outstanding	115,943	115,631	115,367

Incremental shares from assumed conversion
of dilutive share based awards	-	-	-

Diluted weighted average common shares outstanding	115,943	115,631	115,367
Excluded share based awards (1)	7,413	6,723	5,493
Excluded 2017 convertible debt shares (1)	35,878	-	-
Excluded 2015 convertible debt shares (1)	14,516	28,890	28,890

Basic net loss per share	$(0.50)	$(0.34)	$(0.29)
Diluted net loss per share	$(0.50)	$(0.34)	$(0.29)

(1)	Inclusion of the shares for these awards would have had an antidilutive effect.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation,” for the year ended December 31, 2013, 2012, and 2011, respectively, and is included in “General and administrative expense” on the Consolidated Statements of Operations:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Employee stock—based compensation costs	$2,189	$2,283	$2,689
Director stock—based compensation costs	606	532	1,330
Employee stock purchase plan costs	11	26	-
	$2,806	$2,841	$4,019

 BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

Stock Option and Restricted Stock Plans

The Company has in effect the 2007 Long-Term Incentive Compensation Plan, as amended in 2010 to increase the number of shares available (the “2007 LTIP”), and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and Directors’ Plan provide for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants and the employees of certain of the Company’s affiliates as well as non-employee directors. The number of shares authorized under the amended 2007 LTIP and Directors’ Plan is 8.0 million and 2.5 million, respectively. As of December 31, 2013, approximately 1.5 million shares remain available for future grants under the 2007 LTIP and 0.5 million shares remain available for future grants under the Directors’ Plan.

Restricted Stock Awards and Performance Shares

At December 31, 2013, there were approximately 1,490,555 shares of restricted stock awards outstanding to officers, directors and employees all of which generally vest with the passage of time on the second or third anniversary of the date of grant. Restricted stock is subject to certain restrictions on ownership and transferability when granted. The fair value of restricted stock awards is based on the market price of the Common Stock on the date of grant. Compensation cost for such awards is recognized ratably over the vesting or service period, net of forfeitures; however, compensation cost related to performance shares will not be recorded or will be reversed if the Company does not believe it is probable that such performance criteria will be met or if the service provider (employee or otherwise) fails to meet such criteria.

A summary of the Company’s restricted stock award activity for the year ended December 31, 2013 and related information is presented below:

	Number of Restricted Shares	Weighted— Average Fair Value Per Share
Outstanding at the beginning of the year	1,189,311	$3.73
Granted	883,163	2.72
Vested	(266,636)	5.15
Forfeited or expired	(315,283)	3.15
Outstanding at the end of the year	1,490,555	$3.00

The weighted average grant-date fair value of restricted stock awards granted for the year ended December 31, 2012 and 2011 was $3.29 and $5.89, respectively. The fair value of restricted stock awards that vested during the year ended December 31, 2013, 2012 and 2011 was $1.4 million, $1.2 million, and $0.8 million, respectively. As of December 31, 2013, there was $2.0 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.3 years.

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

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

The following table presents the weighted-average assumptions used in the option pricing model for options granted during the year ended December 31:

	2013	2012	2011
Expected life (years) (a)	5.1	4.2	4.5
Risk-free interest rate (c)	0.8%	0.8%	2.1%
Volatility (b)	82.5%	85.8%	84.1%
Dividend yield (d)	-	-	-
Weighted-average fair value per share at grant date	$1.78	$2.48	$3.88

(a)

The expected life was derived based on a weighting between (a) the Company’s historical exercise and forfeiture activity and (b) the average midpoint between vesting and the contractual term and (c) from the analysis of other companies of a similar size and operational life cycle.

(b)	The volatility is based on the historical volatility of our stock for a period approximating the expected life.

(c)	The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted.

(d)	The dividend yield is based on the fact the Company does not anticipate paying any dividends.

A summary of the Company’s stock option activity for the year ended December 31, 2013 and related information is presented below:

	Number of Options	Weighted— Average Exercise Price Per Option	Weighted— Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at the beginning of the year	5,533,567	$8.18
Granted	802,678	2.72
Exercised	-	-
Forfeited or expired	(413,536)	4.41
Outstanding at the end of the year	5,922,709	$7.70	5.13	$51,609

Exercisable at the end of the year	4,989,975	$8.53	4.45	$51,609

As of December 31, 2013, there was $1.2 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of stock options (defined as the amount by which the market price of the Common Stock on the date of exercise exceeds the exercise price of the stock option) exercised during the year ended December 31, 2013, 2012, and 2011 was none, none and $0.3 million, respectively. Cash received from stock option exercises for the year ended December 31, 2013, 2012 and 2011 was none, none and $0.9 million, respectively.

BPZ RESOURCES, INC AND SUBSIDIARIS

NOTES TO COSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

The following table summarizes information about stock options outstanding as of December 31, 2013:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Options	Weighted- Average Remaining Contractual Life (In years)	Weighted Exercise Price	Number of Options	Weighted- Average Exercise Price Per Option
Below	to	$2.12	99,248	0.7	$1.30	99,248	$1.30
$2.13	to	$4.23	1,816,949	6.5	3.32	931,264	3.52
$4.24	to	$6.35	1,517,231	5.1	5.07	1,517,231	5.07
$6.36	to	$8.47	620,281	5.4	6.45	573,232	6.45
$8.48	to	$10.58	182,500	4.0	10.21	182,500	10.21
$10.59	to	$25.53	1,686,500	4.0	15.37	1,686,500	15.37
Total			5,922,709	5.1	$7.70	4,989,975	$8.53

Employee Stock Purchase Plan

The employee stock purchase plan (“ESPP”), which was approved by the shareholders on June 24, 2011, provides eligible employees the opportunity to acquire shares of BPZ Resources, Inc. common stock at a discount, through payroll deductions. Employees are allowed to purchase up to 2,500 shares in any one offering period (not longer than twenty-seven months), within Internal Revenue Service (“IRS”) limitations and plan rules. The offering period means each period of time which common stock is offered to participants. Unless otherwise determined by the compensation committee, a new offering period shall commence on the first day of each calendar quarter. Generally, the purchase price for stock acquired under the plan is the lower of 85% (subject to compensation committee adjustment) of the fair market value of the common stock on the grant date or the fair market value of the common stock on the investment date. Under this plan, 2,000,000 common shares have been reserved for issuance and purchase by eligible employees. Activity under this plan began in the first quarter of 2012. At December 31, 2013, 1,933,529 shares were available for issuance. On January 2, 2014, 7,135 shares were issued to employees at a price of $1.55 per share.

The fair value of all ESPP grants is estimated using the Black-Scholes pricing model. The table below represents the valuation assumptions used to value the ESPP grants and the weighted average fair value for the year ended December 31:

	2013	2012	2011
Expected life (months)	3	3	-
Risk-free interest rate	0.06%	0.08%	-
Volatility	25.4%	35.3%	-
Dividend yield	-	-	-
Weighted-average fair value of grants	$0.38	$0.58	$-
Shares purchased during year	26,460	40,011	-
Average number of participants per quarter	5	12	-

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

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

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

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

		Fair Value Measurements Using:
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
December 31, 2013
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$30	$-
	Non-current Liabilities	-	-	-
		$-	$30	$-

December 31, 2012
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$2,984	$-
	Non-current Liabilities	-	-	-
		$-	$2,984	$-

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of long-lived assets, at fair value on a non-recurring basis. As none of the Company’s non-financial assets and liabilities were impaired during the year ended December 31, 2013 and December 31, 2012, and no other fair value measurements were required to be recognized on a non-recurring basis, additional disclosures were not provided.

Additional Fair Value Disclosures

Debt with Fixed Interest Rates

The fair value information regarding the Company’s fixed rate debt is as follows:

	December 31, 2013		December 31, 2012

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Convertible Notes, 8.5%, due October 2017, net of discount of ($18.3) million at December 31, 2013 and none at December 31, 2012 (1)	$125,416	$130,094	$-	$-
Convertible Notes, 6.5%, due March 2015, net of discount of ($4.4) million at December 31, 2013 and ($17.4) million at December 31, 2012 (2)	81,523	79,663	153,479	147,861

(1)

The Company estimated the fair value of the 2017 Convertible Notes to be approximately $130.1 million and none at December 31, 2013 and December 31, 2012, respectively, based on observed market prices for the same or similar types of debt issues. The fair value of the 2017 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

(2)

The Company estimated the fair value of the 2015 Convertible Notes to be approximately $79.7 million and $147.9 million at December 31, 2013 and December 31, 2012, respectively, based on observed market prices for the same or similar types of debt issues. The fair value of the 2015 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

Note 14 — Affiliate and Related Party Transactions

For the year ended December 31, 2013, 2012 and 2011, the Company had not entered into any transactions with affiliates or related parties.

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

The following table is the amount of royalty costs of approximately 5% of gross revenues for the year ended December 31:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Royalty costs	$2,707	$6,605	$7,469
	$2,707	$6,605	$7,469

Note 16— Standby Costs

For the year ended December 31, 2013, the Company incurred $4.3 million in standby rig costs.

During 2013 the Company had the Petrex-10 rig partially or fully on standby for approximately three months and two rigs, the Petrex-28 rig and Petrex-21 rig, partially or fully on standby for approximately five months.

For the year ended December 31, 2012, the Company incurred $5.3 million in standby rig costs.

During 2012, the Company had the Petrex-18 rig, which was previously leased to another operator in 2011, on standby through July 31, 2012. The Company’s contract on this rig was amended and the contract was suspended from August 1, 2012 through April 30, 2013. The Company had the Petrex-28 rig on standby, from September 2012 through December 2012, as the Company expected to use this rig in drilling operations on the new CX-15 platform. Additionally in 2012, the Company had a workover rig, the Petrex-10, on standby for two months to allow for seismic acquisition activities where the workover rig was operating.

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

BPZ RESOURCES, INC AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

Note 17— Other Operating Expense

For the year December 31, 2013, the Company reported $4.4 million of charges in the Consolidated Statements of Operations as “Other operating expense.” The Company expensed these costs related to historical pre-development drilling studies for drilling locations and platform technologies and associated capitalized interest as it believes that these locations and technologies may change and it does not see a future value for these studies.

For the year ended December 31, 2012, the Company reported $2.3 million of abandonment charges in the Consolidated Statements of Operations as “Other operating expense.” The Company accrued $2.3 million of abandonment costs related to a platform in the Piedra Redonda field in Block Z-1, as it is obligated to ensure the offshore platform does not cause a threat to navigation in the area or marine wildlife. The $2.3 million charge is in addition to the Piedra Redonda platform abandonment costs previously recorded in the third quarter of 2010.

There were no similar expenses incurred by the Company in 2011.

Note 18 — Income Taxes

The source of net loss before income tax expense (benefit) for the year ended December 31 is as follows (in thousands):

	2013	2012	2011
United States	$(31,163)	$(6,465)	$(14,148)
Foreign	(32,323)	(48,238)	(17,244)
Loss before income taxes	$(63,486)	$(54,703)	$(31,392)

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

The income tax expense (benefit) for the year ended December 31 consists of the following (in thousands):

	2013	2012	2011
Current Taxes
Federal	$668	$-	$-
Foreign	2,595	13,551	179
Total Current	3,263	13,551	179

Deferred Taxes
Federal	-	-	-
Foreign	(9,038)	(29,165)	2,256
Total Deferred	(9,038)	(29,165)	2,256
Total income tax expense (benefit)	$(5,775)	$(15,614)	$2,435

The income tax expense (benefit) for the year ended December 31 differs from the amount computed by applying the U.S. statutory federal income tax rate for the applicable year to consolidated net loss before income taxes as follows (in thousands):

	2013	2012	2011
Federal statutory income tax rate	$(21,585)	$(18,599)	$(10,673)
Increases (decreases) resulting from:
Peruvian income tax - rate difference less than 34% statutory	3,341	7,791	2,771
Permanent book/tax differences	262	(621)	1,016
Non-deductible intercompany expenses and other	(198)	2,763	4,623
Effect of asset sale with retained oil intangible tax attribute	-	(15,111)	-
Effect of cumulative profit sharing adjustment	-	(895)	-
Effect of foreign exchange rate	(1,462)	(1,678)	-
Effect of change from crediting foreign withholding tax to deducting foreign withholding tax	-	-	2,338
Current year foreign withholding tax	1,690	1,699	2,201
Change in valuation allowance	11,509	9,037	159
Uncertain tax positions	668	-	-
Total income tax expense (benefit)	$(5,775)	$(15,614)	$2,435

BPZ RESOURCES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

A summary of the components of deferred tax assets, deferred tax liabilities and other taxes deferred at December 31 are presented below (in thousands):

	2013	2012
Deferred Tax:
Asset:
Net Operating Loss	$77,588	$57,698
Deferred Compensation	4,704	4,221
Asset Basis Difference	9,253	5,129
Exploration Expense	15,836	14,054
Depletion	-	3,652
Asset Retirement Obligation	809	593
Overhead Allocation to Foreign Locations	10,207	7,476
Other	2,078	2,069
Liability:
Depreciation	(6,272)	(724)
Other	-	(30)
Net Deferred Tax Asset	114,203	94,138

Less Valuation Allowance	(50,601)	(38,896)
Deferred tax asset	$63,602	$55,242

At December 31, 2013, the Company has recognized a gross deferred tax asset related to net operating loss carryforwards of $77.6 million before application of the valuation allowances. Net deferred tax assets in the foregoing table include the deferred consequences of the future reversal of Peruvian deferred tax assets and liabilities on the impact of the Peruvian employee profit share plan tax of $7.0 million in 2013 and $5.8 million in 2012.

At December 31, 2013, the Company had recognized a gross deferred tax asset related to net operating loss carryforwards attributable to the United States of $57.0 million, before application of the valuation allowances. As of December 31, 2013, the Company had a valuation allowance for the full amount of the domestic deferred tax asset of $46.8 million, resulting from the income tax benefit generated from net losses, as it believes, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized prior to the expiration of net operating loss carryforwards in various amounts through 2033. Furthermore, because the Company has no operations within the U.S. taxing jurisdiction, it is likely that sufficient generation of revenue to offset the Company’s deferred tax asset is remote.

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

At December 31, 2013, the Company had recognized a gross deferred tax asset related to net operating loss carryforwards attributable to foreign jurisdictions of $20.6 million, before application of the valuation allowances, attributable to foreign net operating losses, which begin to expire in 2014. The Company is subject to Peruvian income tax on its earnings at a statutory rate, as defined in the Block Z-1 License Contract, of 22%.  The Company assessed its ability to realize the deferred tax asset generated in Peru. The Company considered whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in Peru during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income, the availability of certain prudent and feasible income tax planning opportunities and projections for future taxable income over the periods in which the deferred tax assets are deductible, along with the transition into the commercial phase under the Block Z-1 License Contract, the Company believes it is more likely than not that it will realize the majority of the these deductible differences at December 31, 2013. In addition, the Company has a $3.8 million valuation allowance on certain foreign deferred tax assets related to overhead allocations and exploration activities on Blocks XIX, XXII and XXIII, as it believes it may not receive the full benefit of these deductions. As a result, the Company recognized a net deferred tax asset of $63.6 million related to its foreign operations as of December 31, 2013.

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

The Company recognized a total tax provision for the year ended December 31, 2013 of approximately $5.8 million. No provision for U.S. federal and state income taxes has been made for the difference in the book and tax basis of the Company’s investment in foreign subsidiaries as such amounts are considered permanently invested. Distribution of earnings, as dividends or otherwise, from such investments could result in U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Due to the Company’s significant net operating loss carryforward position the Company has not recognized any excess tax benefit related to its stock compensation plans. ASC Topic 718 prohibits the recognition of such benefits until the related compensation deduction reduces the current tax liability.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31 is as follows (in thousands):

	2013	2012	2011
			$-
Balance January 1	$-	$-	-
Additions related to tax positions taken in the current year	-	-	-
Additions related to tax positions of prior years	668	-	-
Reductions related to tax positions of prior years	-	-	-
Reductions related to settlements with taxing authorities	-	-	-
Reductions related to lapses in statute of limitations	-	-	-
Balance December 31	$668	$-	$-

The December 31, 2013 balance of unrecognized tax benefits includes $0.7 million that, if recognized, would impact the Corporation’s effective income tax rate. Over the next 12 months, the Company does not anticipate any reduction in the balance. The Company had accrued interest and penalties related to unrecognized tax benefits of $46,000, none and none as of December 31, 2013, 2012 and 2011, respectively. Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of income tax expense in the Consolidated Statement of Operations.

Note 19 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the year ended December 31, 2013, 2012 and 2011. Accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, Petroperu. The majority of the Company’s long-lived assets are located in Peru. Management does not consider its investment in Ecuador as a separate business segment.

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

Santa Elena Field

In 2013, the Consortium, which includes the Company and three other partners, in order to extend the term of the contract from 2016 to 2029, agreed to additional work commitments to increase production in the Santa Elena field. The Company’s total share of this commitment over the remaining life of the contract is $5.2 million (the Company’s 10% non-operating net profits interest) which amount is due throughout the period of 2014 to 2028. This commitment should be funded by cash on hand and cash generated from new production of the partnership. If the partnership does not have sufficient cash on hand, the Company may elect to make a cash contribution to the partnership for its 10% share of the commitment. If the Company elects not to make its 10% share contribution of the commitment, it would lose its rights in the Consortium and the Contract at the Santa Elena field.

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 give employees working in private companies engaged in activities generating income as defined by the Income Tax Law the right to share in the company’s profits. According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the rate at 8%. However, in Peru, the Hydrocarbon Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing Other Activities,” thus Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income/(loss) before incomes taxes as reported under GAAP. For the year ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively, profit sharing expense was not material to the Company as the Company’s Peruvian subsidiaries did not have a material amount of “income subject to taxation” per the Peruvian tax code as a result of declaring commercial production in the Corvina field, which allowed certain exploration and development costs to be deductible in 2013, 2012 and 2011 that were not deductible in previous years. The Company is subject to profit sharing expense any year its Peruvian subsidiaries are profitable according to the Peruvian tax laws.

Gas-to-Power Project Financing

The gas-to-power project entails the planned installation of an approximately 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple-cycle electric generating plant.  The power plant site is located adjacent to an existing substation near Zorritos and a 220 kilovolt transmission line, which is now capable of handling up to 420 MW of power. The existing substation and transmission lines are owned and operated by third parties.

The Company currently estimates the gas-to-power project will cost approximately $153.5 million, excluding capitalized interest, working capital and 18% value-added tax which will be recovered via future revenue billings. The $153.5 million includes $133.5 million for the estimated cost of the power plant and $20.0 million for the natural gas pipeline. While the Company has held initial discussions with several potential joint venture partners for the gas-to-power project in an attempt to secure additional financing and other resources for the project, the Company has not entered into any definitive agreements with a potential partner. In the event the Company is able to identify and reach an agreement with a potential joint venture partner, it may only retain a minority position in the project, or the power generation facility may be wholly owned by a third party. However, the Company along with its Block Z-1 partner, Pacific Rubiales, expects to retain the responsibility for the construction of the pipeline as well as retain ownership of the pipeline. The Company has obtained certain permits and is in the process of obtaining additional permits to proceed with the project.

Note 21 — Legal Proceedings

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

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

Note 22 — Operating Leases and Purchase Obligations

The Company is committed under various operating leases. Rent expense incurred for the year ended December 31, 2013, 2012 and 2011 was approximately $2.9 million, $1.2 million and $1.1 million, respectively. See Note-16, “Standby Costs,” for drilling rig equipment expense included in the Consolidated Statements of Operations.

Minimum non-cancelable lease, purchase commitments, current and non-current liabilities as of December 31, 2013 are as follows (in thousands):

2014	$29,069
2015	18,091
2016	1,079
2017	1,044
2018	1,065
Thereafter	11,987
Total minimum lease, purchase commitments and current and non-current liabilities	$62,335

Includes operating leases for the Company's executive office in Houston, Texas (expires in 2016), the Company's branch offices in Lima, Peru (expires in 2019) and warehouses in Peru (expires in 2038), respectively.

Includes operating leases for two of the Company's oil transportation vessels, set to expire in April 2014.

Includes the operating lease for the Company's drilling rig, set to expire in February 2014.

Includes current ($23.9 million) and non-current ($16.8 million) liabilities related to exploratory expenditures for Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by the Company and Pacific Rubiales under terms of the SPA.

BPZ RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

Note 23 — Quarterly Results of Operations (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share data)
2013
Total net revenue	$13,312	$12,815	$12,529	$12,073
Operating loss	(7,241)	(12,664)	(10,853)	(5,656)
Other expense	(5,213)	(7,353)	(10,239)	(4,267)
Net loss	$(12,784)	$(19,640)	$(15,321)	$(9,966)

Basic net loss per share	$(0.11)	$(0.17)	$(0.13)	$(0.09)
Diluted net loss per share	$(0.11)	$(0.17)	$(0.13)	$(0.09)

Basic weighted average common shares outstanding	115,788	115,935	116,009	116,035
Diluted weighted average common shares outstanding	115,788	115,935	116,009	116,035

	Three Months Ended
	March 31,	June 30,	September 30,	December 31, (a)
	(in thousands except per share data)
2012
Total net revenue	$36,553	$32,681	$28,672	$25,052
Operating income (loss)	(18,932)	(6,693)	(13,229)	10,247
Other expense	(12,669)	(3,229)	(6,526)	(3,672)
Net income (loss)	$(27,291)	$(8,500)	$(17,141)	$13,843

Basic net income (loss) per share	$(0.24)	$(0.07)	$(0.15)	$0.12
Diluted net income (loss) per share	$(0.24)	$(0.07)	$(0.15)	$0.12

Basic weighted average common shares outstanding	115,513	115,573	115,694	115,742
Diluted weighted average common shares outstanding	115,513	115,573	115,694	115,928

(a)	In December 2012, the Company sold a 49% participating interest in Block Z-1.

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

Our relevant management controls over proved reserve attribution, estimation and evaluation include:

●	controls over and processes for the collection and processing of all pertinent operating data and documents needed by our independent reservoir engineers to estimate our proved reserves;

●

engagement of well qualified and independent reservoir engineers for review of our operating data and documents and preparation of reserve reports annually in accordance with all SEC reserve estimation guidelines;

●	review by our senior reservoir engineer and his staff of the independent reservoir engineers’ reserves reports for completion and accuracy; and

●

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

An unweighted average of the first-day-of-the month price based upon the prior 12-month period is used for future sales of natural gas, crude oil and natural gas liquids. Future operating costs, production taxes and capital costs are based on current costs as of each year-end, with no escalation. Numerous interpretations and assumptions are made in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. Reserve data represent estimates only and should not be construed as being exact. Moreover, the standardized measure should not be construed as the current market value of the proved oil and natural gas reserves or the costs that would be incurred to obtain equivalent reserves. A market value determination would include many additional factors including (a) anticipated future changes in natural gas and crude oil prices, production and development costs, (b) an allowance for return on investment, (c) the value of additional reserves, not considered proved at present, which may be recovered as a result of further exploration and development activities, and (d) other business risks.

Proved Undeveloped Reserves (“PUD” or “PUDs”)

As of December 31, 2013, 12.9 MMBbls of PUDs were reported, a decrease of 1.4 MMBbls from December 2012. The following table shows changes in the PUDS for 2013:

MBbls

PUDS at January 1, 2013	14,301
Revisions of previous estimates	(973)
Purchases of minerals in place	-
Extensions, discoveries and other additions	344
Sales of reserves in place	-
Conversion to proved developed reserves	(757)

PUDS at December 31, 2013	12,915

In 2013, the Company had negative revisions to PUDs of 1.1 MMBbls of previous estimates due to performance revisions for the Corvina field.

In 2013, the Company converted 0.8 MMBbls, or 5.6% of total year-end 2012 PUDs to developed status. As of December 31, 2013, the Company had a total quantity of 21 PUD locations contributing 12.9 MMBbls to its 2013 proved oil reserves.  Of the total 21 PUDs, 17 PUDs are associated with the Corvina field and 4 PUD locations are associated with the Albacora field. Costs incurred to advance the development of PUDs associated with Block Z-1 in 2013 were approximately $70.6 million which was reimbursed by the Company’s partner in Block Z-1, Pacific Rubiales.  Costs incurred to advance the development of PUDs in 2012 associated with Block Z-1 were approximately $60.2 million of which $56.8 million was reimbursed by the Company’s partner in Block Z-1, Pacific Rubiales.  Costs incurred to advance the development of PUDs associated with Block Z-1 in 2011 were approximately $26.6 million. As of December 31, 2013, the Company had 8 PUD locations in the Corvina field or 5.0 MMBbls included in the Company’s proved oil reserves that are scheduled to be drilled after five years of initial disclosure. Other than the PUD amounts in such 8 locations, as of December 31, 2013, we did not have any PUDs previously disclosed that have remained undeveloped for five years or more since initial disclosure. All 8 PUD locations scheduled to be drilled after five years are the result of unexpected governmental permitting delays, facilities limitations on the CX-11 offshore platform and contractual and construction issues related to the CX-15 offshore platform in Block Z-1 located in environmentally sensitive, remote locations. The 8 PUDs are located in areas where the Company continues to actively drill.

In December 2012, the Company completed the sale of a 49% participating interest in the Block Z-1 License Contract. The Company now owns a 51% participating interest in Block Z-1.

Capitalized Costs Relating to Oil and Gas Producing Activities

The following table sets forth the capitalized costs relating to the Company’s natural gas and crude oil producing activities at December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Proved properties	$193,023	$194,761
Unproved properties	11,734	11,078
Total	204,757	205,839
Less: Accumulated depreciation, depletion and amortization	(93,488)	(65,054)
Net capitalized cost	111,269	140,785

Company's share of cost method investees’ costs of property acquisition, exploration and development (1)	$-	$-

(1)     The Company purchased the Investment in Ecuador Property in 2004.

In December 2012, the Company completed the sale of a 49% participating interest in the Block Z-1 License Contract. The Company now owns a 51% participating interest in Block Z-1.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

The following table sets forth costs incurred related to the Company’s oil and natural gas activities for the year ended December 31, 2013 and 2012 (in thousands):

Total
Year Ended December 31, 2013:
Acquisition costs of properties
Proved	$-
Unproved	-

Total acquisition costs	-
Exploration costs (1)	5,514
Development costs (2)	503

Total	$6,017

Company’s share of cost method investees’ costs of property acquisition, exploration and development (3)	$-

Year Ended December 31, 2012:
Acquisition costs of properties
Proved	$-
Unproved	-

Total acquisition costs	-
Exploration costs	44,596
Development costs (2)	77,596

Total	$122,192

Company’s share of cost method investees’ costs of property acquisition, exploration and development (3)	$-

(1)	Pacific Rubiales provided funding for exploratory costs for Block Z-1 of $4.4 million for the year ended December 31, 2013.

(2)

In December 2012, the Company completed the sale of a 49% participating interest in the Block Z-1 License Contract. The Company now owns a 51% participating interest in Block Z-1. Pacific Rubiales provided funding for development capital expenditures for Block Z-1 of $79.1 million and $70.7 million for the year ended December 31, 2013 and December 31, 2012, respectively.

(3)	The Company purchased the Investment in Ecuador Property in 2004.

Results of Operations for Oil and Natural Gas Producing Activities

The results of operations for oil and natural gas producing activities, excluding general and administrative expenses and interest expense, are as follows for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Oil revenue, net	$50,585	$122,708	$139,354

Geological, geophysical and engineering expense	2,184	43,787	12,917
Dry hole costs	-	-	13,082
Lease operating expense	24,893	52,458	50,792
Depletion and amortization expense	17,984	31,453	26,845

Income (loss) before income taxes	5,524	(4,990)	35,718
Income tax provision (benefit)	1,215	(1,097)	7,858

Results of continuing operations	$4,309	$(3,893)	$27,860

Company’s share of cost method investees’ results of operations for producing activities(1)	$250	$250	$600

(1)     Investment in Ecuador Property

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

Net Proved Reserve Summary

The following table sets forth the Company’s net proved developed and undeveloped reserves at December 31, 2013, 2012 and 2011, and the changes in the net proved reserves for each of the three years. All of the Company’s proved reserves are located in Peru. The Company’s net profit interest in the Santa Elena property is located in Ecuador and is based on a service contract.

	Natural gas (MMcf)(4)	Natural gas liquids and crude oil (MBbls)(1)	(MBbls) equivalents(2)

Net proved reserves at December 31, 2010	-	38,876	38,876

Revisions of previous estimates (6)	-	(2,798)	(2,798)
Purchases of minerals in place	-	-	-
Extensions, discoveries and other additions (5)	-	-	-
Sales of reserves in place	-	-	-
Production (8)	-	(1,376)	(1,376)
Other	-	-	-

Net proved reserves at December 31, 2011	-	34,702	34,702

Revisions of previous estimates (6)	-	(681)	(681)
Purchases of minerals in place	-	-	-
Extensions, discoveries and other additions (5)	-	-	-
Sales of reserves in place (7)	-	(16,410)	(16,410)
Production (8)	-	(1,185)	(1,185)
Other	-	-	-

Net proved reserves at December 31, 2012	-	16,426	16,426

Revisions of previous estimates (6)	-	(132)	(132)
Purchases of minerals in place	-	-	-
Extensions, discoveries and other additions (5)	-	344	344
Sales of reserves in place	-	-	-
Production (8)	-	(514)	(514)
Other	-	-	-

Net proved reserves at December 31, 2013	-	16,124	16,124

Company’s proportional interest in reserves of investees accounted for by the cost method—December 31, 2013 (3)	-	29	29

	Natural gas (MMcf)(4)	Natural gas liquids and crude oil (MBbls)(1)	(MBbls) equivalents(2)

Proved Developed Reserves as of:

December 31, 2009	-	9,912	9,912

December 31, 2010	-	12,231	12,231

December 31, 2011	-	6,546	6,546

December 31, 2012	-	2,125	2,125

December 31, 2013	-	3,209	3,209

Proved Undeveloped Reserves as of:

December 31, 2009	-	27,573	27,573

December 31, 2010	-	26,645	26,645

December 31, 2011	-	28,156	28,156

December 31, 2012	-	14,301	14,301

December 31, 2013	-	12,915	12,915

(1)	Includes crude oil, condensate and natural gas liquids.
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

(5)

In 2011 and 2012, there were no changes to the extensions, discoveries and other additions. The 2013 extensions, discoveries and other additions of 0.3 MMBbls were due to an additional well drilled in the Albacora field.

(6)

The 2011 reserve analysis prepared by NSAI included negative revisions due to performance of 3.2 MMBbls, partially offset by positive revisions due to price of 0.4 MMBbls. The negative revisions were due to the lower than expected performance of our 2010 proved developed non producing wells that were developed in 2011 in the Corvina field and in the Albacora field. The 2012 reserve analysis prepared by NSAI included negative revisions due to performance of 0.7 MMBbls. The negative revisions were due to workovers pending on the 14D and 15D wells at the Corvina CX-11 platform, as well as removal of the Albacora A12F well from the proved category given its required conversion to a gas injection well.  The 2013 reserve analysis as prepared by NSAI included negative revisions of approximately 120 MBbls due to performance and negative revisions due to price of approximately 12 MBbls. The 2011, 2012 and 2013 reserve reports as prepared by NSAI used a $106.56 per barrel price, a $108.10 per barrel price and a $105.32 per barrel price, respectively.

(7)	During 2012, sales of reserves in place of 16.4 MMBbls relates to the Company’s sale of a 49% participating interest in Block Z-1.
(8)

The 2011 oil production of 1,376 MBbls includes 1,255 MBbls from the Corvina field and 121 MBbls from the Albacora field. The 2012 oil production of 1,185 MBbls includes 908 MBbls from the Corvina field and 277 MBbls from the Albacora field. The 2013 oil production of 514 MBbls includes 395 MBbls from the Corvina field and 119 MBbls from the Albacora field.

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

The future cash flows presented below are based on sales prices, cost rates and statutory income tax rates in existence as of the date of the projections. Such estimated cash flows have been prepared assuming that the Company’s license contract will allow production for the possible 40-year term for both oil and gas. It is expected that material revisions to some estimates of natural gas and crude oil reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available under current laws and which relate to oil and natural gas producing activities.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s crude oil reserves for the year ended December 31, 2013, 2012 and 2011 (in thousands):

December 31, 2013
Future cash inflows (4)	$1,698,127
Future production costs	(345,709)
Future development costs	(103,304)
Future income tax expenses	(196,372)
Future net cash flows	1,052,742
Discount to present value at 10% annual rate	(374,692)

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$678,050

Company’s share of cost method investees’ standardized measure of discounted future net cash flows (1) (3)	$1,520

December 31, 2012
Future cash inflows (4)	$1,775,659
Future production costs	(235,932)
Future development costs	(81,413)
Future income tax expenses	(261,259)
Future net cash flows	1,197,055
Discount to present value at 10% annual rate	(305,742)

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$891,313

Company’s share of cost method investees’ standardized measure of discounted future net cash flows (1) (3)	$7,575

December 31, 2011
Future cash inflows (4)	$3,697,799
Future production costs	(492,542)
Future development costs	(378,128)
Future income tax expenses	(569,664)
Future net cash flows	2,257,465
Discount to present value at 10% annual rate	(723,732)

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$1,533,733

Company’s share of cost method investees’ standardized measure of discounted future net cash flows (1) (2)	$6,409

(1)	Investment in Ecuador Property
(2)	Based on an independent reservoir engineer’s preliminary report provided by the operator of the Santa Elena Property.
(3)	Based on management’s estimate.
(4)	The per barrel price used in determining future cash inflows for the year ended December 31, 2013, 2012 and 2011 were $105.32, $108.10 and $106.56, respectively.

The following table sets forth the principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company’s proved crude oil reserves. The information is presented for the year ended December 31, 2013, 2012 and 2011 as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Standardized measure of discounted future net cash flows, beginnning of the year	$891,313	$1,533,733	$1,098,361
Sales and transfers of natural gas, natural gas liquids and crude oil produced, net of production costs	(25,691)	(70,250)	(88,562)
Change in estimated future development costs	(10,702)	56,152	1,897
Net changes in prices and production costs	(140,647)	(14,265)	620,670
Extensions, discoveries, additions and improved recovery, net of related costs	13,936	-	-
Development costs incurred	102	867	3,300
Revisions of previous quantity estimates (1)	(271,583)	(37,362)	(97,134)
Accretion of discount	108,665	190,766	130,388
Net change in income taxes	81,764	178,588	(122,894)
Sales of reserves in place (2)	-	(972,568)	-
Changes in timing and other	30,893	25,652	(12,293)
Standardized measure of discounted future net cash flows, end of the year	$678,050	$891,313	$1,533,733

(1)

For the year ended December 31, 2013, the decrease in revisions to previous quantity estimates is due to a change in the Corvina Field flow profile methodology used by our reserve engineers that extends the time period over which the reserves are produced.

(2)	In December 2012, the Company completed the sale of a 49% participating interest in the Block Z-1 License Contract. The Company now owns a 51% participating interest in Block Z-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2013 our disclosure controls and procedures, as defined in Rule 13a-15(e), are effective to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)     Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We did not identify any material weaknesses in our internal controls as a result of this evaluation. Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2013.

BDO USA, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of December 31, 2013, which is set forth below under “Attestation Report.”

(d)     Attestation Report

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
BPZ Resources, Inc. and Subsidiaries

Houston, Texas

     We have audited BPZ Resources, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BPZ Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

     In our opinion, BPZ Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BPZ Resources, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, TX

March 12, 2014

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2014.

BPZ Resources, Inc.

By:	/s/ Manuel Pablo Zúñiga-Pflücker
Manuel Pablo Zúñiga-Pflücker
President & Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER	/s/ RICHARD S. MENNITI
Manuel Pablo Zúñiga-Pflücker	Richard S. Menniti
President, Chief Executive Officer and Director	Chief Financial Officer
March 12, 2014	(Principal Financial Officer and Principal Accounting Officer)
March 12, 2014

/s/ JAMES B. TAYLOR	/s/ JERELYN EAGAN
James B. Taylor	Jerelyn Eagan
Director and Chairman of the Board	Director
March 12, 2014	March 12, 2014

/s/ STEPHEN C. BEASLEY	/s/ JOHN J. LENDRUM, III
Stephen C. Beasley	John J. Lendrum, III
Director	Director
March 12, 2014	March 12, 2014

/s/ STEPHEN R. BRAND	/s/ RICHARD J. SPIES
Stephen R. Brand	Richard J. Spies
Director	Director
March 12, 2014	March 12, 2014

/s/ DENNIS G. STRAUCH
Dennis G. Strauch
Director
March 12, 2014

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

4.1

Indenture for 6.5% Convertible Senior Notes due 2015 by and among BPZ Resources Inc. and Wells Fargo Bank National Association, as trustee, dated February 8, 2010 (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed on February 9, 2010).

4.2	Form of 6.5% Convertible Senior Note due 2015 (included in Exhibit 4.1).

4.3

Underwriting Agreement by and among BPZ Resources, Inc. and Raymond James and Associates, Inc. dated September 19, 2013 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on September 25, 2013).

4.4

Indenture for 8.5% Convertible Senior Notes due 2017 by and among BPZ Resources Inc. and Wells Fargo Bank, National Association, as trustee, dated September 24, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 25, 2013).

4.5	Form of 8.5% Convertible Senior Note due 2017 (form included in the Indenture being incorporated by reference herein as Exhibit 4.4).

10.1*	BPZ Energy, Inc. 2005 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on July 5, 2005 (SEC File No. 333- 126388)).

10.2*	BPZ Energy, Inc. 2007 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 24, 2007).

10.3*	BPZ Energy, Inc. 2007 Directors Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 24, 2007).

10.4	Merger Agreement between Navidec, Inc. and BPZ Energy, Inc. dated July 8, 2004 (incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed on July 13, 2004).

10.5	Closing Agreement between Navidec, Inc. and BPZ, Inc. dated September 8, 2004(incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed on September 14, 2004).

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

10.28

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

10.29

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

10.30

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

10.31

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

10.32

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

10.33

Amendment to the Credit Agreement dated July 6, 2011 among BPZ Exploracion & Produccion S.R.L.as borrower and Credit Suisse AG Cayman Island Branch as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 2, 2013).

10.34

Stock Purchase Agreement Among BPZ Energy International Holdings, L.P. and BPZ Energy LLC, as Sellers, BPZ Resources, Inc., as Borrower, and Pacific Stratus Energy S.A., as Buyer, and Pacific Stratus International Energy Ltd., as Pre Lender, Concerning BPZ Norte Oil S.R.L., dated April 27, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 10, 2012).

10.35

Joint Operating Agreement among BPZ Exploración & Producción S.R.L. and BPZ Norte S.R.L. for the Exploration - Exploitation License Block Z-1 Offshore, Peru, signed as of April 27, 2012 and effective as of the Effective Date (as defined therein) (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 10, 2012).

10.36

Carry agreement made on April 27, 2012 and effective as of the Carry Start Date (as defined therein) between BPZ Exploración & Producción S.R.L. and BPZ Norte S.R.L. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 10, 2012).

10.37

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

10.38*	Form of Performance Share Award Agreement, filed herewith

12.1	Calculation of ratio of earnings to fixed charges, file herewith.

14.1	Code of Ethics for Executive Officers (incorporated by reference to Exhibit 14.1 to Form 10-KSB/A filed on September 26, 2006).

21.1	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Independent Petroleum Engineers and Geologists, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Report of Netherland, Sewell & Associates, Inc., filed herewith.

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Schema Document. (filed herewith)

101.CAL	XBRL Calculation Linkbase Document. (filed herewith)

101.LAB	XBRL Label Linkbase Document. (filed herewith)

101.PRE	XBRL Presentation Linkbase Document. (filed herewith)

101.DEF	XBRL Definition Linkbase Document. (filed herewith)

* - Management Contract or Compensatory Plan or Arrangement.