Form 10-Q
period 2014-03-31
BPZ RESOURCES, INC.
filed 2014-05-09
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

As of April 30, 2014, there were 118,599,546 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$46,513	$57,395
Accounts receivable	31,964	21,630
Income taxes receivable	2,219	2,134
Value-added tax receivable	8,802	10,490
Inventory	15,654	17,368
Restricted cash	1,250	1,250
Prepaid and other current assets	5,518	5,419
Total current assets	111,920	115,686

Property, equipment and construction in progress, net	220,125	217,753
Restricted cash	4,109	4,109
Other non-current assets	4,820	5,065
Investment in Ecuador property, net	526	534
Deferred tax asset	62,251	63,602
Total assets	$403,751	$406,749

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,392	$3,127
Accrued liabilities	10,412	11,246
Other liabilities	41,287	24,494
Accrued interest payable	465	5,119
Derivative financial instruments	-	30
Current maturity of long-term debt	57,448	-
Total current liabilities	116,004	44,016

Asset retirement obligation	1,660	1,564
Other non-current liabilities	-	16,755
Long-term debt, net	151,335	206,939
Total long-term liabilities	152,995	225,258

Commitments and contingencies (Note 18 and 19)

Stockholders’ equity:
Preferred stock, no par value, 25,000 authorized; none issued and outstanding	-	-
Common stock, no par value, 250,000 authorized; 118,605 and 117,526 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	569,908	569,061
Accumulated deficit	(435,156)	(431,586)
Total stockholders’ equity	134,752	137,475
Total liabilities and stockholders’ equity	$403,751	$406,749

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Net revenue:
Oil revenue, net	$20,904	$13,281
Other revenue	72	31

Total net revenue	20,976	13,312

Operating and administrative expenses:
Lease operating expense	5,223	6,673
General and administrative expense	6,197	5,475
Geological, geophysical and engineering expense	821	358
Depreciation, depletion and amortization expense	6,612	6,904
Standby costs	-	1,143

Total operating and administrative expenses	18,853	20,553

Operating income (loss)	2,123	(7,241)

Other income (expense):
Loss from investment in Ecuador property, net	(8)	(47)
Interest expense, net	(3,837)	(4,298)
Gain (loss) on derivatives	30	(548)
Interest income	5	9
Other income (expense)	67	(329)

Total other expense, net	(3,743)	(5,213)

Loss before income taxes	(1,620)	(12,454)

Income tax expense	1,950	330

Net loss	$(3,570)	$(12,784)

Basic net loss per share	$(0.03)	$(0.11)
Diluted net loss per share	$(0.03)	$(0.11)

Basic weighted average common shares outstanding	116,042	115,788
Diluted weighted average common shares outstanding	116,042	115,788

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended March, 31
	2014	2013

Cash flows from operating activities:
Net loss	$(3,570)	$(12,784)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	834	682
Depreciation, depletion and amortization	6,612	6,904
Amortization of investment in Ecuador property	8	47
Deferred income taxes	1,344	(716)
Amortization of discount and deferred financing fees	2,218	2,469
(Gain) loss on derivatives	(30)	548
Other non-cash items included in net loss	(16)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,334)	(20,066)
Decrease in value-added tax receivable	1,559	3,881
Decrease in inventory	2,007	1,582
Increase in other assets	(99)	(2,281)
Increase in income taxes receivable	(76)	-
Increase in accounts payable	3,266	6,818
Decrease in accrued liabilities	(5,488)	(152)
Decrease in income taxes payable	-	(966)
Increase (decrease) in other liabilities	38	(478)
Net cash used in operating activities	(1,727)	(14,512)

Cash flows from investing activities:
Property and equipment additions	(9,166)	(2,810)
Decrease in restricted cash	-	6,284
Purchase of investment securities	-	(1,000)
Net cash provided by (used in) investing activities	(9,166)	2,474

Cash flows from financing activities:
Repayments of borrowings	-	(7,088)
Deferred and other loan fees	-	(1,400)
Proceeds from sale of common stock, net	11	12
Net cash provided by (used in) financing activities	11	(8,476)

Net decrease in cash and cash equivalents	(10,882)	(20,514)
Cash and cash equivalents at beginning of period	57,395	83,540
Cash and cash equivalents at end of period	$46,513	$63,026

Supplemental cash flow information:
Cash paid for:
Interest	$9,143	$7,569
Income tax	700	1,492
Non — cash items:
Depletion allocated to production inventory	277	194
Asset retirement obligation capitalized to property and equipment, net of revisions	67	-
Property and equipment transferred to / from current assets / liabilities or other non-current assets	-	1,661

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

The Company is in the process of developing its Peruvian oil and gas reserves.  The Company entered commercial production for Block Z-1 in November 2010 and produces and sells oil from the Corvina and Albacora fields under the Company’s current sales contracts. The Company completed the installation of the new CX-15 platform in the Corvina field to continue the development of the field. In July 2013 the Company spudded the first development well from the new CX-15 platform. The Company also spudded a development well from the A platform in the Albacora field of Block Z-1 in September 2013. The Company spudded an exploratory well in Block XXIII in January 2014.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of BPZ Resources, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal, recurring nature. All significant transactions between BPZ and its consolidated subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentation. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Other items subject to estimates and assumptions include the carrying amounts of property, plant and equipment, including impairments and asset retirement obligations, and deferred income tax assets. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. Current credit market conditions combined with volatile commodity prices have resulted in increased uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined accurately, actual results could differ significantly from management’s estimates.

Reclassification

Certain reclassifications have been made to the 2013 consolidated financial statements to conform to the 2014 presentation. These reclassifications were not material to the accompanying consolidated financial statements.

Summary of Significant Accounting Policies

The Company provided a summary discussion of significant accounting policies, estimates and judgments in Note-1 to the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2013. These interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. The Company is currently evaluating the provisions of ASU 2014-08 and assessing the impact, if any, it may have on its financial position and results of operations.

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

The development of Block Z-1 is subject to the terms and conditions of a Joint Operating Agreement with Pacific Rubiales that governs the legal, technical, and operating rights and obligations of the parties with respect to the operation of Block Z-1. Under the agreement, the Company is the operator and responsible for the administrative, regulatory, government and community related duties and Pacific Rubiales manages the technical and operating duties in Block Z-1. The Joint Operating Agreement will continue for the term of the License Contract and thereafter until all decommissioning obligations under the License Contract have been satisfied.

The March 31, 2014 and December 31, 2013 carry amounts were $64.0 million and $81.3 million, respectively.

At March 31, 2014 and December 31, 2013, the Company reflected $40.7 million and $23.9 million, respectively, as other current liabilities and zero and $16.8 million, respectively, as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by the Company and Pacific Rubiales under the terms of the SPA.

Note 3 — Receivables, Accounts Payable and Accrued Liabilities

Accounts Receivable

Below is a summary of accounts receivable as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Commodity sales	$9,623	$2,303
Accounts receivable - joint venture	17,680	12,230
Other	4,661	7,097
Accounts receivable	$31,964	$21,630

At March 31, 2014 and December 31, 2013, accounts receivable other consisted of $4.7 million and $7.0 million due to the Company from the Company’s joint venture partner for services and materials provided directly to the joint venture partner.

Income Taxes Receivable

The Company’s March 31, 2014 and December 31, 2013 income tax receivable amounts were $2.2 million and $2.1 million, respectively.

Value-Added Tax Receivable

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 18% effective March 2011 and 19% in previous periods.

The Company is recovering its IGV receivable with IGV payables associated with oil sales under the normal IGV recovery process.

Activity related to the Company’s value-added tax receivable for the three months ended March 31, 2014 and the year ended December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Value-added tax receivable as of the beginning of the period	$12,262	$21,784
IGV accrued related to expenditures during period	4,107	12,722
IGV reduced related to sale of oil during period	(5,666)	(22,244)
Value-added tax receivable as of the end of the period	$10,703	$12,262

Current portion of value-added tax receivable as of the end of the period	$8,802	$10,490

Long-term portion of value-added tax receivable as of the end of the period	$1,901	$1,772

See Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information on the long-term portion of the value-added tax receivable.

Accounts Payable and Accrued Liabilities

Below is a summary of accounts payable as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Accounts payable - joint venture	$2,052	$-
Other accounts payable	4,340	3,127
Accounts payable	$6,392	$3,127

The March 31, 2014 and December 31, 2013 accrued liabilities amounts were $10.4 million and $11.2 million, respectively.

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

Below is a summary of inventory as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Tubular goods, accessories and spare parts	$13,197	$15,534
Crude oil	2,457	1,834
Inventory	$15,654	$17,368

	March 31, 2014	December 31, 2013
Crude oil (barrels)	44,228	24,866
Crude oil (cost per barrel)	$55.55	$73.77

Note 5 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of prepaid and other current assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Prepaid expenses and other	$4,870	$4,327
Prepaid insurance	648	1,092
Prepaid and other current assets	$5,518	$5,419

Prepaid expenses and other are related to prepayments for drilling services, equipment rental and material procurement and deposits that are rent deposits in connection with the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors’ and officers’ insurance policies.

Below is a summary of other non-current assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Debt issue costs, net	$2,919	$3,293
Value-added tax receivable	1,901	1,772
Other non-current assets	$4,820	$5,065

Debt issue costs, net, consist of direct transaction costs incurred by the Company in connection with its debt raising efforts, less the amortization of the debt issuance costs to date.

The Company incurred $4.8 million of original debt issue costs in the first quarter of 2010 associated with the issuance of an aggregate principal amount of $170.9 million of convertible notes due 2015 (the “2015 Convertible Notes”). The debt issue costs are being amortized over the life of the 2015 Convertible Notes, using the effective interest method. As a result of the repurchase of $85.0 million aggregate principal amount of 2015 Convertible Notes during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt and approximately $0.1 million of unamortized debt issue costs were expensed. The remaining $72.8 million of the repayment was considered an exchange of debt and not deemed a substantial modification of debt. The remaining unamortized debt issue costs of $1.5 million are being amortized over the remaining life of the 2015 Convertible Notes, using the effective interest method.

The Company incurred $2.3 million of original debt issue costs in the third quarter of 2013 associated with the issuance of an aggregate principal amount of $143.8 million of convertible notes due 2017 (the “2017 Convertible Notes”). The debt issue costs are being amortized over the life of the 2017 Convertible Notes, using the effective interest method.

The following table is the amount of debt issue costs amortized into interest expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Amortization of debt issue costs	$374	$678
	$374	$678

For further information regarding the Company’s debt, see Note-10, “Debt Obligations.”

At March 31, 2014 and December 31, 2013, the Company classified $1.9 million and $1.8 million, respectively, of its value-added tax receivable balance as a long-term asset as it believed it would take longer than one year to receive the benefit of this portion of the value-added tax receivable. For further information see Note-3, “Receivables, Accounts Payable and Accrued Liabilities.”

Note 6 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Construction in progress:
Power plant and related equipment	$85,444	$82,928
Platforms and wells	18,947	12,505
Pipelines and processing facilities	864	846
Other	570	556
Producing properties (successful efforts method of accounting)	141,147	140,937
Producing equipment	40,209	40,209
Barge and related equipment	53,969	53,969
Office equipment, leasehold improvements and vehicles	9,155	9,122
Accumulated depletion, depreciation and amortization	(130,180)	(123,319)
Property, equipment and construction in progress, net	$220,125	$217,753

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

Exploratory well costs capitalized greater than one year after completion of drilling were $6.6 million as of March 31, 2014, and December 31, 2013. The exploratory well costs relate to the CX11-16X gas well that was drilled in 2007, which tested sufficient quantities of gas and is currently shut-in until such time as a market is established for selling the gas. The Company plans to use the gas from the CX11-16X well for its gas-to-power project. See Note-18, “Commitments and Contingencies” for further information on the gas-to-power project.

During the three months ended March 31, 2014, the Company incurred net capital expenditures of approximately $9.2 million associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

The capital expenditures added were approximately $6.2 million related to the exploration of Block XXIII, which included capitalized interest of $0.3 million, approximately $2.5 million of costs related to the power plant, which consisted of capitalized interest of $2.3 million, and other capital expenditures incurred of approximately $0.5 million, which included capitalized interest of $0.3 million.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012. Pursuant to the carry agreement, Pacific Rubiales provided funding for 100% of capital expenditures for Block Z-1 of $33.8 million for the three months ended March 31, 2014. These gross capital expenditures include approximately $15.6 million related to the CX-15 development drilling program, approximately $14.4 million related to the development drilling program in Albacora and expenditures related to the CX-15 platform of approximately $0.6 million.

The following table is the amount of interest expense and depreciation expense capitalized to construction in progress for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest expense capitalized	$2,870	$2,619

Note 7 — Asset Retirement Obligation

An obligation was recorded for the future plug and abandonment of the oil wells in the Corvina and Albacora fields in Block Z-1, and the Pampa la Gallina well in Block XIX in accordance with the provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations.” ASC 410-20 requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible, long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the ARO is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. Any negative adjustment in excess of asset retirement cost is reclassified to depreciation, depletion, and amortization expense.

Activity related to the Company’s ARO for the three months ended March 31, 2014 and the year ended December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
ARO as of the beginning of the period	$1,564	$2,708
Liabilities incurred during period	67	204
Accretion expense	29	238
Revisions in estimates during period	-	(1,586)
ARO as of the end of the period	$1,660	$1,564

The 2013 revisions in estimates are due to the change in estimates of future costs and the shift in timing of cash flows associated with expected payment of the ARO liability.  As a revision to estimated costs in 2013, the present value of the liabilities was adjusted and, as a result, the Company adjusted both the liability and capitalized asset. Any negative adjustment in excess of asset retirement cost is reclassified to depreciation, depletion, and amortization expense.

Note 8 — Investment in Ecuador Property

The Company has a 10% non-operating net profits interest in the Santa Elena Property an oil and gas property in Ecuador. The Company accounts for this investment under the cost method and records its share of cash received or paid as other income or expense. Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the agreement, which expires in December 2029.

Below is a summary reflecting the Company’s income (loss) from the investment in the Ecuador property for the three months ended March 31, 2014 and 2013, respectively, and the investment in the Ecuador property at March 31, 2014 and December 31, 2013, respectively.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Distributions received from investment in Ecuador property	$-	$-
Amortization of investment in Ecuador property	(8)	(47)
Loss from investment in Ecuador property, net	$(8)	$(47)

	March 31, 2014	December 31, 2013
	(in thousands)
Investment in Ecuador property, net	$526	$534

In 2013, the Consortium, which includes the Company and three other partners, in order to extend the term of the contract from 2016 to 2029 agreed to additional work commitments to increase production in the Santa Elena field. The Company’s total share of this commitment over the remaining life of the contract is $4.7 million (the Company’s 10% non-operating net profits interest) which amount is due for the remainder of 2014 through 2028. This commitment is expected to be funded by cash on hand and cash generated from new production of the Consortium. If the Consortium does not have sufficient cash on hand, the Company may elect to make a cash contribution to the Consortium for its 10% share of the commitment. If the Company elects not to make its 10% share contribution of the commitment, it would lose its rights in the Consortium and the Contract at the Santa Elena field.

Note 9 — Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Performance bonds totaling $5.7 million for properties in Peru	$3,459	$3,459
Performance obligations and commitments for the gas-to-power site	650	650
Secured letters of credit	250	250
$40.0 million secured debt facility	1,000	1,000
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$5,359	$5,359

Current portion of restricted cash as of the end of the period	$1,250	$1,250

Long-term portion of restricted cash as of the end of the period	$4,109	$4,109

The $75.0 million secured debt facility entered into by the Company in July 2011 required the Company to establish a $2.5 million debt service reserve account during the first 15 months the debt facility was outstanding.  After the first 15-month period, the Company was required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date. The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $75.0 million secured debt facility in the amount of outstanding principal. The remaining principal balance related to the $75.0 million secured debt facility was repaid in May 2013 utilizing the funds in the debt service reserve account related to this debt facility, bringing both the current and non-current balances to zero at March 31, 2014 and at December 31, 2013.

The $40.0 million secured debt facility entered into by the Company in January 2011 required the Company to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The requirement was amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to increase the funding of the debt service reserve account related to the $40.0 million secured debt facility to the amount of outstanding principal. The requirement was subsequently changed when the Company amended and restated the $40.0 million secured debt facility in May 2013 for the Company to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The remaining principal balance related to the $40.0 million secured debt facility was repaid in September 2013 utilizing $3.8 million of funds from the debt service reserve account related to this debt facility. As a result of the repayment of the remaining principal balance in September 2013 of the $40.0 million secured debt facility, it was agreed that the restricted cash balance would remain at $1.0 million relating to the Performance Based Arranger Fee for the $75.0 million secured debt facility through July 2014. Therefore the restricted cash balance related to the current and non-current portion of the $40.0 million secured debt financing was $1.0 million and zero, respectively, at March 31, 2014. The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $1.0 million and zero, respectively, at December 31, 2013.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, legal requirements or rental practices.

Note 10 — Debt Obligations

At March 31, 2014 and December 31, 2013, debt consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)

Convertible Notes, 8.5%, due October 2017, net of discount of ($17.4) million at March 31, 2014 and ($18.3) million at December 31, 2013	$126,375	$125,416
Convertible Notes, 6.5%, due March 2015, net of discount of ($3.5) million at March 31, 2014 and ($4.4) million at December 31, 2013	82,408	81,523
	208,783	206,939
Less: Current maturity of long-term debt	57,448	-
Long-term debt, net	$151,335	$206,939

Convertible Notes due 2017

During the third quarter of 2013, the Company closed on an offering for an aggregate principal amount of $143.8 million of convertible notes due 2017, which includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the 2017 Convertible Notes in addition to the original offering of $125.0 million. The 2017 Convertible Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness and rank senior in the right of payment to all of our existing and future subordinated debt.  The 2017 Convertible Notes are effectively subordinate to any secured indebtedness the Company may have to the extent of the value of the assets collateralizing such indebtedness.  The 2017 Convertible Notes are not guaranteed by the Company’s subsidiaries. The International Finance Corporation held the right to participate in the offering for up to 45 days after being notified of the terms of the offering, which, if exercised would have increased the size of the offering. The International Finance Corporation notified the Company that they would not exercise their right to participate.

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

The Company estimated its non-convertible borrowing rate at the date of issuance of the 2017 Convertible Notes to be 12.9%. The 12.9% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as the Company and was obtained through a quote from the underwriter. Using the income method and discounting the principal and interest payments of the 2017 Convertible Notes using the 12.9% non-convertible borrowing rate, the Company estimated the fair value of the $143.8 million 2017 Convertible Notes to be approximately $124.5 million, with the discount being approximately $19.3 million. The discount of $19.3 million includes the 10% discount of $14.4 million and the value of the equity component of $4.9 million. The discount is being amortized as non-cash interest expense over the life of the 2017 Convertible Notes using the effective interest method. In addition, the Company allocated approximately $2.3 million of the $4.9 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the notes using the effective interest method. Approximately $0.1 million of fees and commissions were treated as transaction costs associated with the equity component and the remaining $2.5 million was expensed to other expense under the caption “Other income (expense)” in the third quarter of 2013.

In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. Because the Company refinanced a portion of the 2015 Convertible Notes on a long-term basis, $25.0 million of the aggregate principal amount of the 2015 Convertible Notes that was originally expected to become a current maturity of long-term debt as of March 31, 2014 is being classified as long-term debt, in accordance with ASC Topic 470, as the Company refinanced the obligation on a long-term basis subsequent to period-end.

The following table is the estimated remaining cash payments as of March 31, 2014, including interest payments related to the 2017 Convertible Notes, assuming no conversion (in thousands):

Year
2014	$6,109
2015	12,219
2016	12,219
2017	155,968
Total estimated remaining cash payments related to the 2017 Convertible Notes	$186,515

The Company evaluated the 2013 Indenture for the 2017 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of March 31, 2014, the net amount of $126.4 million includes the $143.8 million of principal reduced by $17.4 million of the remaining unamortized discount. The net amount of the equity component is $4.8 million, which includes the initial discount of $4.9 million reduced by $0.1 million of direct transaction costs. The remaining unamortized discount of $17.4 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2017 Convertible Notes, which mature in October 2017.  At March 31, 2014, using the conversion rate of 249.5866 shares per $1,000 principal amount of the 2017 Convertible Notes, if the $143.8 million of principal were converted into shares of common stock, the notes would convert into approximately 35.9 million shares of common stock.  As of March 31, 2014, there is no excess if-converted value to the holders of the 2017 Convertible Notes as the price of the Company’s common stock at March 31, 2014, $3.18 per share, is less than the conversion price.

The annual effective interest rate on the 2017 Convertible Notes, including the amortization of debt issue costs, is approximately 13.3%.

The following table is the amount of interest expense related to the 2017 Convertible Notes, disregarding capitalized interest considerations, for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest expense related to the contractual interest coupon	$3,055	$-
Amortization of debt discount expense	959	-
Amortization of debt issue costs	135	-
Interest expense related to the 2017 Convertible Notes	$4,149	$-

Convertible Notes due 2015

During the first quarter of 2010, the Company closed on a private offering for an aggregate principal amount of $170.9 million of convertible notes due 2015. The 2015 Convertible Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are subordinate to all of the Company’s secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by the Company’s subsidiaries. In September 2013, the Company repurchased $85.0 million of the aggregate principal amount of the $170.9 million 2015 Convertible Notes, leaving a principal balance of $85.9 million.

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

As a result, the conversion rate and conversion price changed to 169.0082 shares per $1,000 principal amount and $5.9169 per share of common stock, respectively. Upon conversion, if conversion is elected by the noteholders, the Company must deliver, at its option, either (1) a number of shares of its common stock determined as set forth in the 2010 Indenture, (2) cash, or (3) a combination of cash and shares of its common stock.

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

In September 2013, the Company repurchased $85.0 million of aggregate principal amount of the 2015 Convertible Notes. As a result of the $85.0 million repurchase during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt and the remaining $72.8 million of the repayment was considered an exchange of debt and not deemed a substantial modification of debt. The $85.0 million of 2015 Convertible Notes were repurchased with an approximate discount of 10%. The Company recognized a gain on the retirement of the debt of approximately $0.2 million and this gain is included in the “Loss on extinguishment of debt” in the consolidated statement of operations in the third quarter of 2013. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. Because the Company refinanced a portion of the 2015 Convertible Notes on a long-term basis, $25.0 million of the aggregate principal amount of the 2015 Convertible Notes that was originally expected to become a current maturity of long-term debt as of March 31, 2014 is being classified as long-term debt, in accordance with ASC Topic 470, as the Company refinanced the obligation on a long-term basis subsequent to period-end.

The following table is the estimated remaining cash payments as of March 31, 2014, including interest payments related to the 2015 Convertible Notes, assuming no conversion (in thousands):

Year
2014	$2,791
2015	88,681
Total estimated remaining cash payments related to the 2015 Convertible Notes	$91,472

The Company evaluated the 2010 Indenture for the 2015 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging.” Therefore, no additional amounts have been recorded for those items.

As of March 31, 2014, the net amount of $82.4 million of 2015 Convertible Notes outstanding includes the $85.9 million of principal reduced by $3.5 million of the remaining unamortized discount. The remaining unamortized discount of $3.5 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2015 Convertible Notes, which mature in March 2015.  At March 31, 2014, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $85.9 million of principal were converted into shares of common stock, the notes would convert into approximately 14.5 million shares of common stock.  As of March 31, 2014, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of the Company’s common stock at March 31, 2014, $3.18 per share, is less than the conversion price.

For the three months ended March 31, 2014, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.5%.

The following table is the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest expense related to the contractual interest coupon	$1,396	$2,778
Amortization of debt discount expense	885	1,791
Amortization of debt issue costs	239	245
Interest expense related to the 2015 Convertible Notes	$2,520	$4,814

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

As a result of the prepayment of the remaining principal balance during the second quarter of 2013, the Company incurred $2.4 million of fees and a prepayment premium. The $2.4 million in fees and prepayment premium were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations in the second quarter of 2013. Approximately $1.4 million representing the remaining unamortized debt issue costs on the loan was expensed as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations when the Company prepaid the remaining principal in the second quarter of 2013.

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

As a result of the prepayment of the remaining principal balance during the third quarter of 2013, the Company incurred $2.0 million in fees and prepayment premium. The $2.0 million in fees and prepayment premium were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations in the third quarter of 2013. Approximately $1.7 million representing the remaining unamortized debt issue costs on the loan was expensed as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations when the Company prepaid the remaining principal in the third quarter of 2013.

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

Interest Expense

The following table is a summary of interest expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest expense	$6,707	$6,917
Capitalized interest expense	(2,870)	(2,619)
Interest expense, net	$3,837	$4,298

Note 11 — Derivative Financial Instruments

Objective and Strategies for Using Derivative Instruments:

In connection with the $40.0 million secured debt facility through July 2013 and the $75.0 million secured debt facility through July 2014, the Company and Credit Suisse agreed that a portion of the arranger fee would be based on the performance for oil prices and be payable at each of the principal repayment dates.  The fee is calculated by multiplying the principal payment amount by the change in oil prices from the loan origination date and the oil price at each principal repayment date. Additionally, the fee is capped at 18% of the $40.0 million secured debt facility and 12% of the $75.0 million secured debt facility. The Performance Based Arranger Fee is being accounted for as an embedded financing derivative under ASC Topic 815, “Derivatives and Hedging” and, accordingly, is being recorded at fair value with any changes in value reflected as a gain or loss on derivatives in the accompanying Consolidated Statements of Operations. The following table sets forth a reconciliation of the changes in fair value of the Company’s derivative financial instrument for the three months ended March 31, 2014 and the year ended December 31, 2013:

Derivative Financial Instruments Not Designated as Hedging Instruments

	2014	2013
	(in thousands)
Beginning fair value of derivatives	$30	$2,984
(Gain) loss on derivatives	(30)	(242)
Cash settlements paid	-	(2,712)
Ending fair value of derivatives	$-	$30

See Note-13, “Fair Value Measurements and Disclosures” for a discussion of methods and assumptions used to estimate the fair values of the Company’s derivative instruments.

Note 12 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock, no par value, and 250,000,000 shares of common stock, no par value, authorized for issuance.

Potentially Dilutive Securities

Basic earnings (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding during each period. The diluted earnings (loss) per share of common stock may include the effect of the Company’s shares issuable under convertible debt agreements, outstanding stock options, shares of restricted stock or performance stock units, except in periods in which there is a net loss. The following table summarizes the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)

Net loss	$(3,570)	$(12,784)

Shares:
Basic weighted average common shares outstanding	116,042	115,788

Incremental shares from assumed conversion
of dilutive share based awards	-	-

Diluted weighted average common shares outstanding	116,042	115,788
Excluded share based awards (1) (2)	9,122	8,164
Excluded 2017 convertible debt shares (1)	35,878	-
Excluded 2015 convertible debt shares (1)	14,516	28,890

Basic net loss per share	$(0.03)	$(0.11)
Diluted net loss per share	$(0.03)	$(0.11)

(1) Inclusion of the shares for these awards would have had an antidilutive effect.

(2) Inclusion of the performance share units for these awards would have had an antidilutive effect. The actual number of performance share units earned may range from 0% to 200%.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation,” for the three months ended March 31, 2014 and 2013, respectively, which are included in “General and administrative expense” on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Employee stock—based compensation costs	$639	$541
Director stock—based compensation costs	193	138
Employee stock purchase plan costs	2	3
	$834	$682

Stock Option, Restricted Stock and Performance Share Plans

The Company has in effect the 2007 Long-Term Incentive Compensation Plan, as amended in 2010 to increase the number of shares available (the “2007 LTIP”), and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and Directors’ Plan provide for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants and the employees of certain of the Company’s affiliates, as well as non-employee directors. The number of shares authorized under the amended 2007 LTIP and Directors’ Plan is 8.0 million and 2.5 million, respectively. As of March 31, 2014, approximately 0.3 million shares remain available for future grants under the 2007 LTIP and 0.1 million shares remain available for future grants under the Directors’ Plan.

Restricted Stock Awards and Performance Stock Units

Restricted Stock

On February 20, 2014, the Company’s Board of Directors awarded 724,389 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP. The restricted stock awards generally vest on the second anniversary of the grant date, or may vest equally over three years of the grant date. For the three months ended March 31, 2014, the weighted average grant date fair value per share of the restricted stock granted was $2.16.

On February 20, 2014, the Company awarded its non-employee directors a total of 347,220 shares of restricted stock under the Directors’ Plan. The restricted stock awards generally vest on the second anniversary of the grant date. For the three months ended March 31, 2014, the weighted average grant date fair value per share of the restricted stock granted was $2.16.

Performance Stock Units

On February 20, 2014, the Company’s Board of Directors awarded 225,695 shares of performance stock units, which are referred to by the Company as Relative Performance Stock Units, to officers under the Company’s 2007 LTIP. Shares of the Company's common stock will be issued following the vesting of the Relative Performance Stock Units determined based on the level of achievement of the performance measure at the end of the performance period (from January 1, 2014 through December 31, 2016).  The actual number of shares of Company common stock to be issued at payment is measured on a three-year cumulative stock price basis relative to a selected peer group and can range from a minimum of 0% of the number of shares of Company common stock granted to a maximum of 200% of the number of shares of Company common stock granted.

Compensation expense associated with these Relative Performance Stock Units is based on the grant date fair value of a single Relative Performance Stock Unit as determined using a Monte Carlo simulation model.  As the Company intends to settle these Relative Performance Stock Units with shares of the Company’s common stock at the end of the performance period, the Relative Performance Stock Unit awards are accounted for as equity awards and the expense is calculated on the grant date and amortized over the life of the Relative Performance Stock Unit awards. The grant date fair value per share of the Relative Performance Stock Unit award granted was $2.12.

In addition, on February 20, 2014, the Company’s Board of Directors awarded 225,694 shares of performance stock units, which are referred to by the Company as Absolute Performance Stock Units, to officers under the Company’s 2007 LTIP. Shares of the Company's common stock will be issued following the vesting of the Absolute Performance Stock Units determined based on the level of achievement of the performance measure at the end of the performance period (from January 1, 2014 through December 31, 2016).  The actual number of shares of the Company common stock to be issued at payment is measured on a three-year cumulative stock price basis relative to pre-established stock price goals and can range from a minimum of 0% of the number of shares of Company common stock granted to a maximum of 200% of the number of shares of Company common stock granted.

Compensation expense associated with these Absolute Performance Stock Units is based on the grant date fair value of a single Absolute Performance Stock Unit as determined using a Monte Carlo simulation model.  As the Company intends to settle these Absolute Performance Stock Units with shares of the Company’s common stock at the end of the performance period, the Absolute Performance Stock Unit awards are accounted for as equity awards and the expense is calculated on the grant date and amortized over the life of the Absolute Performance Stock Unit awards. The grant date fair value per share of the Absolute Performance Stock Unit award granted was $0.80.

Stock Options

Incentive and non-qualified stock options issued to directors, officers, employees and consultants are typically granted at the fair market value on the date of grant. The Company’s stock options generally vest in equal annual installments over a two to three year period and expire ten years from the date of grant. There have been no stock options awarded in 2014.

Employee Stock Purchase Plan

The employee stock purchase plan, which was approved by the shareholders on June 24, 2011, provides eligible employees the opportunity to acquire shares of BPZ Resources, Inc. common stock at a discount through payroll deductions. Employees are allowed to purchase up to 2,500 shares in any one offering period (not longer than twenty-seven months), within IRS limitations and plan rules. The offering period means each period of time which common stock is offered to participants. Unless otherwise determined by the Compensation Committee, a new offering period shall commence on the first day of each calendar quarter. Generally, the purchase price for stock acquired under the plan is the lower of 85% (subject to Compensation Committee adjustment) of the fair market value of the common stock on the grant date or the fair market value of the common stock on the investment date. Under this plan, 2,000,000 common shares were reserved for issuance and purchase by eligible employees. Activity under this plan began in the first quarter of 2012. At March 31, 2014, 1,926,394 shares were available for issuance. On April 1, 2014, 4,924 shares were issued to employees at a price of $1.56 per share.

Note 13 — Fair Value Measurements and Disclosures

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
(in thousands)
March 31, 2014
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$-	$-
	Non-current Liabilities	-	-	-
		$-	$-	$-

December 31, 2013
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$30	$-
	Non-current Liabilities	-	-	-
		$-	$30	$-

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of long-lived assets, at fair value on a non-recurring basis. As none of the Company’s non-financial assets and liabilities were impaired as of March 31, 2014 and December 31, 2013, and no other fair value measurements were required to be recognized on a non-recurring basis, additional disclosures were not provided.

Additional Fair Value Disclosures

Debt with Fixed Interest Rates

The fair value information regarding the Company’s fixed rate debt at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Convertible Notes, 8.5%, due October 2017, net of discount of ($17.4) million at March 31, 2014 and ($18.3) million at December 31, 2013 (1)	$126,375	$163,875	$125,416	$130,094
Convertible Notes, 6.5%, due March 2015, net of discount of ($3.5) million at March 31, 2013 and ($4.4) million at December 31, 2013 (2)	82,408	86,773	81,523	79,663

(1)         The Company estimated the fair value of the 2017 Convertible Notes to be approximately $163.9 million and $130.1 million at March 31, 2014 and December 31, 2013, respectively, based on observed market prices for the same or similar types of debt issues. The fair value of the 2017 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

(2)         The Company estimated the fair value of the 2015 Convertible Notes to be approximately $86.8 million and $79.7 million at March 31, 2014 and December 31, 2013, respectively, based on observed market prices for the same or similar types of debt issues. The fair value of the 2015 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

Note 14 — Revenue

The oil produced is delivered by vessel to the refinery owned by the Peruvian national oil company, Petroleos del Peru - PETROPERU S.A. (“Petroperu”), in Talara, located approximately 70 miles south of the platforms.  Produced oil is kept in production inventory until inventory quantities are at a sufficient level to make a delivery to the refinery in Talara.  Although all of the Company’s oil sales are to Petroperu, it believes the loss of Petroperu as its sole customer would not materially impact the Company’s business because it could readily find other purchasers for its oil production both in Peru and throughout the world.

The Company’s revenues are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro, as stipulated in the Block Z-1 License Contract based on production.

The following table is the amount of royalty costs related to gross revenues for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Royalty costs	$1,171	$706
	$1,171	$706

Note 15 — Standby Costs

For the three months ended March 31, 2014, the Company incurred no standby costs. During the three months ended March 31, 2013, the Company incurred $1.1 million in standby costs.

During the three months ended March 31, 2013, the Company had both the Petrex-10 and Petrex-28 rigs either partially of fully on standby for approximately two months.

Note 16 — Income Tax

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Income (loss) before income taxes:
United States	$(5,061)	$(3,650)
Foreign	3,441	(8,804)
	$(1,620)	$(12,454)

Income tax expense (benefit):
United States	$-	$990
Foreign	1,950	(660)
	$1,950	$330

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

The March 31, 2014 and December 31, 2013 balance of unrecognized tax benefits includes $0.7 million that, if recognized, would impact the Corporation’s effective income tax rate. Over the next 12 months, the Company does not anticipate any reduction in the balance. The Company had accrued interest and penalties related to unrecognized tax benefits of $46,000 at both March 31, 2014 and December 31, 2013. Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of income tax expense in the Consolidated Statement of Operations.

Note 17 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three months ended March 31, 2014 and 2013, respectively. Accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, Petroperu. The majority of the Company’s long-lived assets are located in Peru. Management does not consider its investment in Ecuador as a separate business segment.

Note 18 — Commitments and Contingencies

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 give employees working in private companies engaged in activities generating income as defined by the Income Tax Law, the right to share in the company’s profits.  According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the profit sharing rate at 8%. However, in Peru, the Hydrocarbon Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing Other Activities,” thus Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income (loss) before income taxes as reported under GAAP. For the three months ended March 31, 2014 and 2013, respectively, profit sharing expense was not material to the Company as the Company’s Peruvian subsidiaries did not have a material amount of “income subject to taxation” per the Peruvian tax code as a result of declaring commercial production in the Corvina field, which allowed certain exploration and development costs to be deductible in 2013 and 2012 that were not deductible in previous years.  The Company is subject to profit sharing expense in any year its Peruvian subsidiaries are profitable according to the Peruvian tax laws.

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

Santa Elena Field

In 2013, the Consortium, which includes the Company and three other partners, in order to extend the term of the contract from 2016 to 2029, agreed to additional work commitments to increase production in the Santa Elena field. The Company’s total share of this commitment over the remaining life of the contract is $4.7 million (the Company’s 10% non-operating net profits interest) which amount is due for the remainder of 2014 to 2028. This commitment is expected to be funded by cash on hand and cash generated from new production of the Consortium. If the Consortium does not have sufficient cash on hand, the Company may elect to make a cash contribution to the Consortium for its 10% share of the commitment. If the Company elects not to make its 10% share contribution of the commitment, it would lose its rights in the Consortium and the Contract at the Santa Elena field.

Note 19 — Legal Proceedings

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

Note 20 — Subsequent Event

In April 2014, the Company exchanged $26.0 million of the aggregate principal amount of the 2015 Convertible Notes for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes. Because the Company refinanced a portion of the 2015 Convertible Notes on a long-term basis, $25.0 million of the aggregate principal amount of the 2015 Convertible Notes that was originally expected to become a current maturity of long-term debt as of March 31, 2014 is being classified as long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion contained in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” and Item 1A., “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We are in the process of developing our Peruvian oil and gas reserves. We entered commercial production for Block Z-1 in November 2010 and produce and sell oil from the Corvina and Albacora fields under our current sales contracts. We completed the installation of the new CX-15 platform in the Corvina field to continue the development of the field. In July 2013 we spudded the first development well from the new CX-15 platform. We also spudded a development well from the A platform in the Albacora field of Block Z-1 in September 2013. We spudded an exploratory well in Block XXIII in January 2014.

From the time we began producing from the Corvina field in November 2007 and the Albacora field in December 2009, through March 31, 2014, the two fields have produced approximately 6.7 MMBbls (100% gross and net through December 14, 2012 and 51% net participating interest thereafter) of oil.

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

At December 31, 2013, we had estimated net proved oil reserves of 16.1 MMBbls, of which 12.7 MMBbls were in the Corvina field and 3.4 MMBbls were from the Albacora field. Both fields are located in Block Z-1 offshore of northwest Peru.  Of our total proved reserves, 3.2 MMBbls (19.9%) are classified as proved developed reserves, which includes both proved developed producing and proved developed non-producing reserves from 11 gross (5.6 net) wells, and 12.9 MMBbls (80.1%) are classified as proved undeveloped reserves. The process of estimating oil and natural gas reserves is complex and requires many interpretations of available data and assumptions that may turn out to be inaccurate.

Our current activities and related planning are focused on the following objectives:

●	Continuing the offshore development drilling campaign from the new Corvina CX-15 platform and Albacora platform;

●	Optimizing oil production in the Corvina field in Block Z-1 with our joint venture partner Pacific Rubiales;

●	Processing and analyzing the data from the 3-D seismic survey in Block Z-1 to guide further exploration and development activities within the Block;

●	Explore the remainder of Block Z-1, starting with the Delfin prospect where we have received the permit to install a platform and begin exploratory drilling;

●	Continuing acquisition, processing and interpretation of seismic data to better understand the characteristics and potential of our onshore properties;

●	Executing an exploratory drilling campaign in Block XXIII;

●	Planning and permitting an on-shore drilling campaign to explore and appraise Block XXII and meet our applicable license requirements;

●	Identifying potential partners for our other operations; and

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

Two of the four blocks (Block Z-1 and Block XXIII) contain structures drilled by previous operators who encountered hydrocarbons. However, at the time the wells were drilled, the operators did not consider it economically feasible to produce those hydrocarbons.  Having tested oil in Block Z-1 in our first well in the Corvina field in 2007, and our first well in Albacora in December 2009, we are focusing on development of the proved oil reserves in those two fields. Before considering further drilling activity in Block XIX we are planning to acquire additional seismic data. In Block XXII, the environmental assessment process for an environmental permit is underway and approval must be received before anticipated drilling can begin in late 2014 or 2015. In January 2014, we spudded the first of three exploration wells, the Caracol 1X, in Block XXIII and continue with drilling and testing of the three exploration wells that are part of this exploration campaign.

In the near term, management is focused on drilling operations at both the new platform, the CX-15, in the Corvina field and at the A platform in the Albacora field, utilizing the results of the 1,600 square kilometers (“km”) of three dimensional (“3-D”) seismic survey in Block Z-1, and three exploratory wells in Block XXIII.

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

In addition, our business plan includes a gas-to-power project as part of our overall gas marketing strategy, which entails the installation of a 10 mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple cycle electric generating plant. The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 420 MW of power. The power generation facility may be part or wholly owned by us, or wholly owned by a third party. The gas-to-power project is planned to generate a revenue stream by creating a market for the non-associated gas in our Corvina field that is currently shut-in. This project has not yet been financed and we continue to consider the alternatives for the project. Meanwhile, we have obtained certain permits and are in the process of obtaining additional permits to proceed with the project.

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

Block Z-1

The Block Z-1 License Contract provides for an initial exploration phase of seven years, and exploration can continue for an additional six years (in three two-year periods). Each period has a commitment for exploration activities and requires a financial guarantee to secure the performance of the work commitment during such period. We are in the exploitation phase in Block Z-1 which requires one exploration well or 225 exploration work units in each of the three two-year periods. We received approval from Perupetro for the initial two-year period and have committed to drill an exploratory well. The initial two-year phase expires in January 2015. At the end of the third two-year period, we will be required by the License Contract to surrender back to Perupetro all unexplored areas in Block Z-1.

Divestiture

On April 27, 2012, we and Pacific Rubiales (together with its subsidiaries) executed a SPA under which we formed an unincorporated joint venture with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru. Pursuant to the Stock Purchase Agreement (“SPA”), Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest, including reserves, in Block Z-1 and agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012. In order to finalize the joint venture, Peruvian governmental approvals were needed to allow Pacific Rubiales to become a party to the Block Z-1 License Contract. Until the required approvals were obtained, Pacific Rubiales provided a $65.0 million down payment on the purchase price and other funds which we initially accounted for as loans to continue to fund our Block Z-1 capital and exploratory activities. These amounts were reflected as long-term debt prior to closing the transaction.

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

The development of Block Z-1 is subject to terms and conditions of a Joint Operating Agreement with Pacific Rubiales that governs the legal, technical and operating rights and obligations of the parties with respect to the operation of Block Z-1. Under the agreement we are the operator and responsible for the administrative, regulatory, government and community related duties, and Pacific Rubiales manages the technical and operating duties in Block Z-1. The Joint Operating Agreement will continue for the term of the License Contract and thereafter until all decommissioning obligations under the License Contract have been satisfied.

At March 31, 2014 and December 31, 2013, the carry amount was $64.0 million and $81.3 million, respectively.

At March 31, 2014 and December 31, 2013, we reflected $40.7 million and $23.9 million, respectively, as other current liabilities and zero and $16.8 million, respectively, as other non-current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by us and Pacific Rubiales under the terms of the SPA.

Corvina Field

We originally began producing oil from the CX-11 platform, located in the Corvina field within the offshore Block Z-1 in northwest Peru, under a well testing program that started on November 1, 2007.  The Corvina field was placed into commercial production on November 30, 2010.  On the CX-11 platform, we have completed a total of nine gross (4.6 net) oil wells, the CX11-23D, the CX11-22D, the CX11-17D, the CX11-19D, the CX11-15D, the CX11-21XD, the CX11-20XD, the CX11-18XD and the CX11-14D wells, one of which is currently being used as gas injection and/or water injection wells. Produced oil is kept in production inventory until such time as it is delivered to the refinery. The oil is delivered by vessel to storage tanks at the refinery in Talara owned by the Peruvian national oil company, Petroleos del Peru – PETROPERU S.A., which is located 70 miles south of the platform.

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

Modifications were made to the platform monitoring and control systems necessary to facilitate operation of the CX-15 platform. Equipment is tracking platform response to weather and ocean conditions as well as draft. As a precaution, an anchoring system was installed to provide redundancy to the spud can, which anchors the platform. In July 2013 we spudded the first development well, the CX15-1D, from the new CX-15 platform. Production began in October 2013 from the CX15-1D well. We spudded the second development well, the CX15-2D, in November 2013. The well was drilled near the existing CX11-18XD well to a measured depth of approximately 9,000 feet. We completed the CX15-2D well in January 2014. Production from the CX15-2D well began in February 2014. We spudded the CX15-3D well in February 2014 and completed the well in April 2014.

Development drilling from the CX-15 platform continues with the spudding of the Corvina CX15-5D well in April 2014.

Production at each of the Corvina oil wells has declined differently, partly due to the fact that these wells were completed in different zones and some of the wells encountered mechanical problems. The wells have all initially shown typical solution gas drive behavior which can lead to significant production declines during the first year before leveling off to sustainable rates. We believe these results are influenced by technical/mechanical problems encountered with our initial wells, including unintentional production from intervals in the gas cap; however, it is possible we will see similar production declines with new Corvina wells. We believe that our recent initiation of gas reinjection into the gas cap is helping to slow production decline rates. The work planned during the development drilling program as well as the data we plan to collect during this program should help us to better understand future performance expectations. Further, our ability to produce reserves in Corvina depends on our ability to finance our continued operations and get our produced oil to market. Any failure in meeting these requirements could negatively affect our reserves and their value as reported under the Securities and Exchange Commission (“SEC”) rules. Therefore, in the evaluation of reserves, we attempt to account for all possible delays we can reasonably predict and their impact on the production forecast and remaining reserves to be produced.

Albacora Field

The Albacora field is located in the northern part of our offshore Block Z-1 in northwest Peru.  The current area of interest within the Albacora field is located in water depths of less than 100 feet. We currently have completed a total of six gross (3.1 net) oil wells, one of which is currently being used as a gas and/or water injection well. We had been producing oil from the Albacora field from December 2009 through late October 2012 under various extended well testing permits.

Installation of the gas and water reinjection equipment was completed on the Albacora A platform and the equipment was ready for reinjection start up early in the first quarter of 2012. We received the required environmental permit for gas injection on October 29, 2012. The Albacora field is no longer subject to an extended well testing program. We spudded a development well, the A-18D well, from the A platform in the Albacora field of Block Z-1 in September 2013. This well was completed in December 2013. The A-18D well, which began producing at the end of 2013, was shut-in in late March 2014 due to gas intrusion. The well is being evaluated to determine the necessary steps which are expected to restore oil production. We also spudded a development well, the A-19D well, from the A platform in the Albacora field of Block Z-1 on January 1, 2014. The A-19D well began production on March 1, 2014. The A-21D well was spud in early March 2014 with results expected in May 2014.

Block Z-1 Seismic

We completed the 3-D seismic survey and seismic data processing of the area to assess our prospects before conducting further drilling operations, as well as to comply with our exploration commitments under our Block Z-1 License Contract.

The technical team continues to interpret the Block Z-1 3-D seismic data.

Block XIX

We are in the fourth exploration phase in Block XIX which requires 117 exploration work units which will determine our exploration commitment for the period.

We have received approval from Perupetro to conduct a limited 3-D seismic survey as part of our minimum work commitment for the fourth exploration period to further evaluate future drilling locations. The environmental assessment process is underway to obtain an environmental permit for the additional seismic work.

Block XXII

We are in the second exploration phase in Block XXII which requires one exploration well.

As a result of the 258 km of 2-D seismic survey completed in 2011, three prospects and one lead have been defined. Evaluation continues and we expect to develop a detailed assessment of each prospect in order to define their technical merit and risk to determine their exploration potential. We expect to conduct an additional 2-D seismic program as confirmation of potential drilling locations, and plan to drill exploratory tests after receipt of the necessary environmental permits.

We have notified Perupetro that the commitment for the second exploration period will be the drilling of one well. The timing of the actual drilling in Block XXII will depend on approval of the environmental assessment, which is underway, and subsequent receipt of the necessary ancillary permits. Drilling on Block XXII is expected in 2015.

Block XXIII

We are in the second exploration phase in Block XXIII which requires 678 exploration work units which will determine the number of wells drilled.

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

We spudded an exploration well, the Caracol 1X, on January 5, 2014. This is the first of three exploratory wells we plan to drill in Block XXIII in 2014. The target depth of the Caracol 1X well is approximately 3,500 feet. Logs have been run after reaching total depth to determine testing intervals, and casing has now been set to test the selected intervals. A number of intervals were selected for testing. As previously reported, two Heath Formation intervals at approximately 1,500 feet in depth tested gas with formation water. Subsequently, an upper interval in the Zorritos Formation with oil shows was perforated and later stimulated. Testing of this interval, along with other prospective intervals, will continue with a workover rig. In the interim, the drilling rig has been moved to the Cardo 2X location to continue the exploration campaign. The Cardo 2X well was spud in late March 2014, and reached a total depth of 3,800 feet in April 2014. Testing of this well will continue with a workover rig. The Piedra Candela 3X well was spud in late April 2014 and it is estimated that total depth will be 4,600 feet.

 Marine Operations

In December 2013, we entered into a Management Services Agreement with a third party operator to manage our marine fleet. We transferred our BPZ Marine S.R.L. employees to the new operator in the fourth quarter of 2013.

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

Results of Operations

The following table sets forth revenues and operating expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Increase/ (Decrease)
	(in thousands except per bbl information)
Net sales volume:
Oil (MBbls)	212	129	83

Net revenue:
Oil revenue, net	$20,904	$13,281	$7,623
Other revenue	72	31	41
Total net revenue	20,976	13,312	7,664

Average sales price (approximately):
Oil (per Bbl)	$98.78	$103.27	$(4.49)

Operating and administrative expenses:
Lease operating expense	5,223	6,673	(1,450)
General and administrative expense	6,197	5,475	722
Geological, geophysical and engineering expense	821	358	463
Depreciation, depletion and amortization expense	6,612	6,904	(292)
Standby costs	-	1,143	(1,143)
Total operating and administrative expenses	$18,853	$20,553	$(1,700)

Operating income (loss)	$2,123	$(7,241)	$9,364

Net Oil Revenue

For the three months ended March 31, 2014, our net oil revenue increased by $7.6 million to $20.9 million from $13.3 million for the same period in 2013. The increase in net oil revenue is due to an increase in the amount of oil sold of 83 MBbls partially offset by a decrease of $4.49, or 4.3%, in the average per barrel sales price received. Total sales for the three months ended March 31, 2014 were 212 MBbls compared to 129 MBbls for the same period in 2013.

The increase in amount of oil sold is due to increased production in the Albacora field, as both the A-18D and A-19D contributed to production volumes during the first quarter of 2014.

The price/volume analysis is as follows:

Three Months Ended March 31,
(in thousands)
2013 Oil revenue, net	$13,281
Changes associated with sales volumes	8,573
Changes associated with prices	(950)
2014 Oil revenue, net	$20,904

The increase in oil production is due to increased production in the Albacora field as both the A-18D and A-19D contributed to production volumes during the first quarter of 2014. At the Corvina field, the declines in production from the wells at the CX-11 platform were more than offset by the new production from the CX-15 platform’s CX15-1D and CX15-2D wells. Total oil production for the three months ended March 31, 2014 was 231 MBbls compared to 134 MBbls for the same period in 2013.

The revenues above are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro as stipulated in the Block Z-1 License Contract based on production levels.

The following table is the amount of royalty costs related to gross revenues for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Royalty costs	$1,171	$706
	$1,171	$706

Other Revenue

For the three months ended March 31, 2014, other revenue increased by $41,000 to $72,000 compared to $31,000 for the same period in 2013.

Lease Operating Expense

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities, as well as crude oil transportation and inventory changes. These costs include, among others, workover expenses, maintenance and repair expenses, operator fees, processing fees, insurance and transportation expenses.

For the three months ended March 31, 2014, lease operating expenses decreased by $1.5 million to $5.2 million ($24.68 per Bbl) from $6.7 million ($51.89 per Bbl) for the same period in 2013. The decrease is due to workover expenses decreasing $2.0 million due to no major workovers performed in 2014 compared to one major workover in 2013 and lower other lease operating expenses of $0.7 million, partially offset by higher crude oil transportation expense of $0.6 million and higher equipment rental expense of $0.6 million.

General and Administrative Expense

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the three months ended March 31, 2014, general and administrative expenses increased by $0.7 million to $6.2 million from $5.5 million for the same period in 2013.  Stock-based compensation expense, a subset of general and administrative expenses, was $0.8 million for the three months ended March 31, 2014 and $0.7 million for the same period in 2013. Other general and administrative expenses increased $0.6 million to $5.4 million from $4.8 million for the same period in 2013. The $0.6 million increase is due to higher indirect charges from our Block Z-1 partner of $0.8 million and higher other general and administrative expenses of $0.4 million, partially offset by lower salary and related costs of $0.6 million due to fewer employees.

Geological, Geophysical and Engineering Expense

Geological, geophysical and engineering expenses include laboratory, environmental and seismic acquisition related expenses.

For the three months ended March 31, 2014, geological, geophysical and engineering expenses increased $0.4 million to $0.8 million compared to $0.4 million for the same period in 2013.

Depreciation, Depletion and Amortization Expense

For the three months ended March 31, 2014, depreciation, depletion and amortization expense decreased $0.3 million to $6.6 million from $6.9 million for the same period in 2013.

For the three months ended March 31, 2014, depletion expense decreased $0.2 million to $4.4 million from $4.6 million during the same period in 2013.

For the three months ended March 31, 2014, depreciation expense decreased $0.1 million to $2.2 million compared to $2.3 million for the same period in 2013.

Standby Costs

For the three months ended March 31, 2014, we incurred no standby costs. During the three months ended March 31, 2013, the Company incurred $1.1 million in standby costs.

During the three months ended March 31, 2013, we had both the Petrex-10 and Petrex-28 rigs either partially of fully on standby for approximately two months.

Other Income (Expense)

Other income (expense) includes non-operating income items. These items include interest expense and income, loss on the extinguishment of debt, gains or losses on foreign currency transactions, income and amortization related to the investment in our Ecuador property as well as gains or losses on derivative financial instruments. For the three months ended March 31, 2014, total other expense decreased $1.5 million to $3.7 million compared to $5.2 million during the same period in 2013. The change is due to the following:

Interest expense: For the three months ended March 31, 2014, we recognized approximately $3.8 million of net interest expense, which included $6.7 million of interest expense reduced by $2.9 million of capitalized interest expense. For the same period in 2013, we recognized $4.3 million in net interest expense, which included $6.9 million of interest expense reduced by $2.6 million of capitalized interest. The decrease of $0.5 million in net interest expense is due to higher interest capitalized of $0.3 million due to higher average construction in progress, lower interest expense of $0.2 million resulting from a lower average of interest bearing debt outstanding between the two periods due to scheduled principal repayments, the retirement of the remaining $30.5 million of the $75.0 million secured debt facility in May 2013 and the retirement of the remaining $36.0 million of the $40.0 million secured debt facility in September 2013.

Gain (loss) on derivatives: In connection with obtaining the $40.0 million and $75.0 million secured debt facilities in January and July 2011, respectively, we entered into performance based arranger fees (“Performance Based Arranger Fee”) that we are accounting for as embedded derivatives. As a result of the fair value measurement at March 31, 2014 and 2013, respectively, from the measurement at January 1, 2014 and January 1, 2013, respectively, the gain associated with the embedded derivatives increased $0.5 million to a $0.03 million gain for the three months ended March 31, 2014 from a $0.5 million loss for the same period in 2013.

Other income (expense): For the three months ended March 31, 2014, other expense decreased $0.5 million to $0.1 million of income compared to $0.4 million of expense for the same period in 2013. For the three months ended March 31, 2014 and 2013, foreign currency gains (losses), a component of other expense, were ($0.1) million and ($0.2) million, respectively.

Income Taxes

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Income (loss) before income taxes:
United States	$(5,061)	$(3,650)
Foreign	3,441	(8,804)
	$(1,620)	$(12,454)

Income tax expense (benefit):
United States	$-	$990
Foreign	1,950	(660)
	$1,950	$330

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

The March 31, 2014 and December 31, 2013 balance of unrecognized tax benefits includes $0.7 million that, if recognized, would impact our effective income tax rate. Over the next 12 months, we do not anticipate any reduction in the balance. We have accrued interest and penalties related to unrecognized tax benefits of $46,000 at both March 31, 2014 and December 31, 2013. Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of income tax expense in the Consolidated Statement of Operations.

Net Loss

For the three months ended March 31, 2014, our net loss decreased $9.2 million to a net loss of $3.6 million or ($0.03) per basic and diluted share from a net loss of $12.8 million or ($0.11) per basic and diluted share for the same period in 2013.

Liquidity, Capital Resources and Capital Expenditures

At March 31, 2014, we had cash and cash equivalents of $46.5 million, an accounts receivable balance of $32.0 million and working capital deficit of $4.1 million.

At March 31, 2014, we had trade accounts payable and accrued liabilities of $16.8 million.

At March 31, 2014, our outstanding debt consisted of the 2015 Convertible Notes, whose net amount of $82.4 million includes the $85.9 million of principal reduced by $3.5 million of the remaining unamortized discount, and the 2017 Convertible Notes, whose net amount of $126.4 million includes the $143.8 million of principal reduced by $17.4 million of the remaining unamortized discount. At March 31, 2014, the current and long-term portions of our long-term debt were $57.5 million and $151.3 million, respectively.

	For the Three Months Ended March 31,
Cash Flows	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(1,727)	$(14,512)
Investing activities	(9,166)	2,474
Financing activities	11	(8,476)

Operating Activities

Cash used in operating activities decreased by $12.8 million to a use of cash of $1.7 million for the three months ended March 31, 2014 from a use of cash of $14.5 million for the same period in 2013. The change in cash flows before changes in operating assets and liabilities provided a decrease in the use of cash of $10.3 million due to higher revenues and lower lease operating expenses. Changes in cash flow as a result of changes in operating assets and liabilities provided a decrease in the use of cash of $2.5 million. The decrease in the use of cash is due to changes in assets (accounts receivable of $9.7 million mainly related to amounts due from our Block Z-1 joint venture partner and commodity sales, and other assets of $0.2 million) providing a decrease in the use of cash of $9.9 million. Partially offsetting these amounts are the changes in liabilities (accounts payable of $3.5 million and accrued liabilities of $5.3 million) providing an increase in the use of cash of $7.4 million.

Investing Activities

Net cash used in investing activities increased by $11.7 million to $9.2 million for the three months ended March 31, 2014 from a source of cash of $2.5 million for the same period in 2013. The increase in cash used in investing activities is due to a release of restricted cash of $6.3 million from principal repayments of the $75.0 million secured debt facility and the $40.0 million secured debt facility in the first three months of 2013 compared to no changes in restricted cash in the first three months of 2014, and increased capital expenditures of $6.4 million due to our development initiatives for the exploration and production of our onshore oil and natural gas reserves. Partially offsetting these amounts is the change in the purchase of investment securities of $1.0 million in 2013.

2014 Capital Expenditures

During the three months ended March 31, 2014, we incurred net capital expenditures of approximately $9.2 million associated with our development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

The capital expenditures added were approximately $6.2 million related to the exploration of Block XXIII, which included capitalized interest of $0.3 million, approximately $2.5 million of costs related to the power plant, which consisted of capitalized interest of $2.3 million, and other capital expenditures incurred were approximately $0.5 million, which included capitalized interest of $0.3 million.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012. Pursuant to the carry agreement, Pacific Rubiales provided funding for 100% of capital expenditures for Block Z-1 of $33.8 million for the three months ended March 31, 2014. These gross capital expenditures include approximately $15.6 million related to the CX-15 development drilling program, approximately $14.4 million related to the development drilling program in Albacora and expenditures incurred related to the CX-15 platform of approximately $0.6 million.

Financing Activities

Cash provided by financing activities increased by $8.5 million to a source of cash of $11,000 for the three months ended March 31, 2014, compared to a use of cash of $8.5 million for the same period in 2013. The increase in cash provided by financing activities is due to debt repayments of $7.1 million in 2013 compared to zero in 2014 (the repayment of $3.5 million under the $75.0 million secured facility in 2013 and the repayment of $3.6 million under the $40.0 million secured facility in 2013) and debt issue costs and other of $1.4 million in 2013 compared to zero in 2014.

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

Debt Obligations

At March 31, 2014 and December 31, 2013, debt consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)

Convertible Notes, 8.5%, due October 2017, net of discount of ($17.4) million at March 31, 2014 and ($18.3) million at December 31, 2013	$126,375	$125,416
Convertible Notes, 6.5%, due March 2015, net of discount of ($3.5) million at March 31, 2014 and ($4.4) million at December 31, 2013	82,408	81,523
	208,783	206,939
Less: Current maturity of long-term debt	57,448	-
Long-term debt, net	$151,335	$206,939

Convertible Notes due 2017

During the third quarter of 2013, we closed on an offering for an aggregate principal amount of $143.8 million of convertible notes due 2017 which includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the 2017 Convertible Notes in addition to the original offering of $125.0 million. The 2017 Convertible Notes are general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and rank senior in the right of payment to all of our existing and future subordinated debt.  The 2017 Convertible Notes are effectively subordinate to any secured indebtedness we may have to the extent of the value of the assets collateralizing such indebtedness.  The 2017 Convertible Notes are not guaranteed by our subsidiaries. The International Finance Corporation held the right to participate in the offering for up to 45 days after being notified of the terms of the offering, which, if exercised would have increased the size of the offering. The International Finance Corporation notified us that they would not exercise their right to participate.

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

Net proceeds from the sale of the 2017 Convertible Notes, after deducting the discounts and commissions and any offering expenses payable by us, were approximately $124.5 million.  The 2017 Convertible Notes were issued with a 10% discount or $14.4 million. The underwriter received commissions of approximately $4.3 million in connection with the sale and we incurred $0.6 million of direct expenses in connection with the offering.  We used the net proceeds for general corporate purposes, including funding of our exploration and production efforts and other projects and to reduce or refinance our outstanding debt.

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

We estimated our non-convertible borrowing rate at the date of issuance of the 2017 Convertible Notes to be 12.9%. The 12.9% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as us and was obtained through a quote from the underwriter. Using the income method and discounting the principal and interest payments of the 2017 Convertible Notes using the 12.9% non-convertible borrowing rate, we estimated the fair value of the $143.8 million 2017 Convertible Notes to be approximately $124.5 million with the discount being approximately $19.3 million. The discount of $19.3 million includes the 10% discount of $14.4 million and the value of the equity component of $4.9 million. The discount is being amortized as non-cash interest expense over the life of the 2017 Convertible Notes using the effective interest method. In addition, we allocated approximately $2.3 million of the $4.9 million of fees and commissions as debt issue costs that are being amortized as non-cash interest expense over the life of the notes using the effective interest method. Approximately $0.1 million of fees and commissions were treated as transaction costs associated with the equity component and the remaining $2.5 million was expensed to other expense under the caption “Other income (expense)”.

In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. Because we refinanced a portion of the 2015 Convertible Notes on a long-term basis, $25.0 million of the aggregate principal amount of the 2015 Convertible Notes that was originally expected to become a current maturity of long-term debt as of March 31, 2014 is being classified as long-term debt, in accordance with ASC Topic 470, as we refinanced the obligation on a long-term basis subsequent to period-end.

The following table is the estimated remaining cash payments as of March 31, 2014, including interest payments related to the 2017 Convertible Notes, assuming no conversion (in thousands):

Year
2014	$6,109
2015	12,219
2016	12,219
2017	155,968
Total estimated remaining cash payments related to the 2017 Convertible Notes	$186,515

We evaluated the 2013 Indenture for the 2017 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of March 31, 2014, the net amount of $126.4 million includes the $143.8 million of principal reduced by $17.4 million of the remaining unamortized discount. The net amount of the equity component is $4.8 million, which includes the initial discount of $4.9 million reduced by $0.1 million of direct transaction costs. The remaining unamortized discount of $17.4 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2017 Convertible Notes, which mature in October 2017.  At March 31, 2014, using the conversion rate of 249.5866 shares per $1,000 principal amount of the 2017 Convertible Notes, if the $143.8 million of principal were converted into shares of common stock, the notes would convert into approximately 35.9 million shares of common stock.  As of March 31, 2014, there is no excess if-converted value to the holders of the 2017 Convertible Notes as the price of our common stock at March 31, 2014, $3.18 per share, is less than the conversion price.

The annual effective interest rate on the 2017 Convertible Notes, including the amortization of debt issue costs, is approximately 13.3%.

The following table is the amount of interest expense related to the 2017 Convertible Notes, disregarding capitalized interest considerations, for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest expense related to the contractual interest coupon	$3,055	$-
Amortization of debt discount expense	959	-
Amortization of debt issue costs	135	-
Interest expense related to the 2017 Convertible Notes	$4,149	$-

Convertible Notes due 2015

During the first quarter of 2010, we closed on a private offering for an aggregate principal amount of $170.9 million of convertible notes due 2015. The 2015 Convertible Notes are our general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are subordinate to all of our secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by our subsidiaries. In September 2013, we repurchased $85.0 million of the aggregate principal amount of the $170.9 million 2015 Convertible Notes leaving a principal balance of $85.9 million.

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

As a result, the conversion rate and conversion price changed to 169.0082 shares per $1,000 principal amount and $5.9169 per share of common stock, respectively. Upon conversion, if conversion is elected by the noteholders, we must deliver, at our option, either (1) a number of shares of our common stock determined as set forth in the 2010 Indenture, (2) cash, or (3) a combination of cash and shares of our common stock.

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

We account for the 2015 Convertible Notes in accordance with Accounting Standard Codification (“ASC”) Topic 470, “Debt”, as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Under the accounting guidance, convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to be separated into liability and equity components, with the liability component amount determined in a manner that reflects the issuer’s non-convertible debt borrowing rate. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest cost using the effective interest method over the term of the 2015 Convertible Notes. In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

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

In September 2013, we repurchased $85.0 million of aggregate principal amount of the 2015 Convertible Notes. As a result of the $85.0 million repurchase during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt and the remaining $72.8 million of the repayment was considered an exchange of debt and not deemed a substantial modification of debt. The $85.0 million of 2015 Convertible Notes were repurchased with an approximate discount of 10%. We recognized a gain on the retirement of the debt of approximately $0.2 million and this gain is included in the “Loss on extinguishment of debt” in the consolidated statement of operations in the third quarter of 2013. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. Because we refinanced a portion of the 2015 Convertible Notes on a long-term basis, $25.0 million of the aggregate principal amount of the 2015 Convertible Notes that was originally expected to become a current maturity of long-term debt as of March 31, 2014 is being classified as long-term debt, in accordance with ASC Topic 470, as we refinanced the obligation on a long-term basis subsequent to period-end.

The following table is the estimated remaining cash payments as of March 31, 2014, including interest payments related to the 2015 Convertible Notes, assuming no conversion (in thousands):

Year
2014	$2,791
2015	88,681
Total estimated remaining cash payments related to the 2015 Convertible Notes	$91,472

We evaluated the 2010 Indenture for the 2015 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging.” Therefore, no additional amounts have been recorded for those items.

As of March 31, 2014, the net amount of $82.4 million of 2015 Convertible Notes outstanding includes the $85.9 million of principal reduced by $3.5 million of the remaining unamortized discount. The remaining unamortized discount of $3.5 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2015 Convertible Notes, which mature in March 2015.  At March 31, 2014, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $85.9 million of principal were converted into shares of common stock, the notes would convert into approximately 14.5 million shares of common stock.  As of March 31, 2014, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of our common stock at March 31, 2014, $3.18 per share, is less than the conversion price.

For the three months ended March 31, 2014, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.5%.

The following table is the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest expense related to the contractual interest coupon	$1,396	$2,778
Amortization of debt discount expense	885	1,791
Amortization of debt issue costs	239	245
Interest expense related to the 2015 Convertible Notes	$2,520	$4,814

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

As a result of the prepayment of the remaining principal balance during the second quarter of 2013, we incurred $2.4 million of fees and a prepayment premium. The $2.4 million in fees and prepayment premium were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations in the second quarter of 2013. Approximately $1.4 million representing the remaining unamortized debt issue costs on the loan was expensed as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations when we prepaid the remaining principal in the second quarter of 2013.

As a result of the prepayment and amendment during the second quarter of 2012, we incurred $5.8 million of fees and prepayment premium and $1.1 million of debt issue costs. The $5.8 million in fees and prepayment premium were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations, of which 25% was paid at the time of the amendment and prepayment and 25% being paid at the time of each of the next three quarterly interest payment dates ending in January 2013.

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

As a result of the prepayment of the remaining principal balance during the third quarter of 2013, we incurred $2.0 million in fees and prepayment premium. The $2.0 million in fees and prepayment premium were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations in the third quarter of 2013. Approximately $1.7 million representing the remaining unamortized debt issue costs on the loan was expensed as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations when we prepaid the remaining principal in the third quarter of 2013.

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

Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Performance bonds totaling $5.7 million for properties in Peru	$3,459	$3,459
Performance obligations and commitments for the gas-to power site	650	650
Secured letters of credit	250	250
$40.0 million secured debt facility	1,000	1,000
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$5,359	$5,359

Current portion of restricted cash as of the end of the period	$1,250	$1,250

Long-term portion of restricted cash as of the end of the period	$4,109	$4,109

The $75.0 million secured debt facility we entered into in July 2011 required us to establish a $2.5 million debt service reserve account during the first 15 months the debt facility was outstanding.  After the first 15-month period, we were required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date. The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $75.0 million secured debt facility in the amount of outstanding principal. The remaining principal balance related to the $75.0 million secured debt facility was repaid in May 2013 utilizing the funds in the debt service reserve account related to this debt facility, bringing both the current and non-current balances to zero at March 31, 2014. The restricted cash balance related to the current and non-current portion of the $75.0 million secured debt financing was zero at December 31, 2013.

The $40.0 million secured debt facility we entered into in January 2011 required us to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The requirement was amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to increase the funding of the debt service reserve account related to the $40.0 million secured debt facility to the amount of outstanding principal. The requirement was subsequently changed when we amended and restated the $40.0 million secured debt facility in May 2013 for us to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The remaining principal balance related to the $40.0 million secured debt facility was repaid in September 2013 utilizing $3.8 million of funds from the debt service reserve account related to this debt facility. As a result of the repayment of the remaining principal balance of the $40.0 million secured debt facility, it was agreed that the restricted cash balance would remain at $1.0 million relating to the performance based arranger fee for the $75.0 million secured debt facility through July 2014. Therefore the restricted cash balance related to the current and non-current portion of the $40.0 million secured debt financing was $1.0 million and zero, respectively, at March 31, 2014. The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $1.0 million and zero, respectively, at December 31, 2013.

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

On April 27, 2012, we and Pacific Rubiales executed a SPA under which we formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru, and Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1. Pursuant to the SPA, Pacific Rubiales agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012. The transaction provided for certain sale adjustments based upon the collection of revenues, the payment of expenses and income taxes attributable to the properties that took place after an effective date of January 1, 2012 and prior to the closing, which was effective on December 14, 2012. These amounts were considered settled by adjusting down the unused portion of the agreed funding amount of $185.0 million. At March 31, 2014, based on our share of 2014 Block Z-1 capital and exploratory expenditures credited against the carry amount, and the sale adjustments, the carry amount available for our portion of future capital and exploratory expenditures in Block Z-1 was $64.0 million.

During the third quarter of 2013, we closed on an offering for an aggregate of $143.8 million of 2017 Convertible Notes which amount includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the 2017 Convertible Notes in addition to the original offering of $125.0 million. Net proceeds from the sale of the 2017 Convertible Notes, after deducting the discounts and commissions and any offering expenses payable by us, were approximately $124.5 million. We used the net proceeds for general corporate purposes, including funding our exploration and production efforts or other projects and to reduce or refinance our outstanding debt.

During the third quarter of 2013 we repurchased $85.0 million of the 2015 Convertible Notes at an approximate discount of 10% for $76.5 million, leaving a remaining balance of $85.9 million principal amount of the 2015 Convertible Notes at March 31, 2014 and December 31, 2013.

In April 2014, we entered into a privately-negotiated transaction wherby we retired $26.0 million in aggregate principal of our outstanding 2015 Convertible Notes in exchange for our issuance of $25.0 million in aggregate principal of new 2017 Convertible Notes. Following this transaction, $59.9 million in aggregate principal amount of the 2015 Convertible Notes will remain outstanding with terms unchanged. We will also have outstanding $168.7 million in aggregate principal amount of our 2017 Convertible Notes with terms unchanged.

This remaining balance of the 2015 Convertible Notes will mature on March 1, 2015. We plan to repay the 2015 Convertible notes with a combination of cash on hand, cash from operations, possible asset sales or additional financings as required.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Estimates

In our annual report on Form 10-K for the year ended December 31, 2013, we identified our most critical accounting policies. In preparing the consolidated financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are the most critical in nature which are related to oil reserves, successful efforts method of accounting, revenue recognition, impairment of long-lived assets, future dismantlement, restoration, and abandonment costs, derivative instruments, income taxes, as well as stock-based compensation. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements, and the disclosure of contingent assets and liabilities. Actual results are likely to differ from our current estimates and those differences may be material.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. We are currently evaluating the provisions of ASU 2014-08 and assessing the impact, if any, it may have on our financial position and results of operations.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business: market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, receipt of all required permits, successful completion and installation of new drilling platforms, successful installation and operation of the turbines for the gas-to-power project, availability of capital resources, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism. A more detailed discussion on risks relating to the oil and natural gas industry and to our Company is included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Interest Rate Risk

As of March 31, 2014, we had long-term debt of approximately $151.3 million and current maturities of long-term debt of approximately $57.5 million.

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

In April 2014, we exchanged $26.0 million of the aggregate principal amount of the 2015 Convertible Notes for $25.0 million aggregate principal amount of additional 2017 Convertible Notes.

The fair value of our 2017 Convertible Notes and 2015 Convertible Notes as compared to the carrying value at March 31, 2014 and December 31, 2013, was as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Convertible Notes, 8.5%, due October 2017, net of discount of ($17.4) million at March 31, 2014 and ($18.3) million at December 31, 2013 (1)	$126,375	$163,875	$125,416	$130,094
Convertible Notes, 6.5%, due March 2015, net of discount of ($3.5) million at March 31, 2013 and ($4.4) million at December 31, 2013 (2)	82,408	86,773	81,523	79,663

(1)

We estimated the fair value of the 2017 Convertible Notes to be approximately $163.9 million and $130.1 million at March 31, 2014 and December 31, 2013, respectively, based on observed market prices for the same or similar type of debt issues.

(2)

We estimated the fair value of the 2015 Convertible Notes to be approximately $86.8 million and $79.7 million at March 31, 2014 and December 31, 2013, respectively, based on observed market prices for the same or similar type of debt issues.

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

For the three months ended March 31, 2014 and 2013, foreign currency gains (losses) were ($0.1) million and ($0.2) million, respectively.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note-19, “Legal Proceedings,” of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Item 3. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of legal proceedings, which are incorporated into this Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

There are no material changes in our risk factors as previously described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

BPZ RESOURCES, INC.

Date: May 9, 2014	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director