Form 10-Q
period 2014-06-30
BPZ RESOURCES, INC.
filed 2014-08-08
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

As of July 31, 2014, there were 118,557,328 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$67,201	$57,395
Accounts receivable	20,743	21,630
Income taxes receivable	1,973	2,134
Value-added tax receivable	1,494	10,490
Inventory	13,908	17,368
Restricted cash	1,000	1,250
Prepaid and other current assets	6,365	5,419
Total current assets	112,684	115,686

Property, equipment and construction in progress, net	224,806	217,753
Restricted cash	4,109	4,109
Other non-current assets	4,634	5,065
Investment in Ecuador property, net	517	534
Deferred tax asset	60,593	63,602
Total assets	$407,343	$406,749

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,643	$3,127
Accrued liabilities	12,454	11,246
Other liabilities	40,955	24,494
Accrued interest payable	4,883	5,119
Derivative financial instruments	269	30
Current maturity of long-term debt	58,169	-
Total current liabilities	119,373	44,016
Asset retirement obligation	1,730	1,564
Other non-current liabilities	-	16,755
Long-term debt, net	152,787	206,939
Total long-term liabilities	154,517	225,258

Commitments and contingencies (Note 18 and 19)

Stockholders’ equity:
Preferred stock, no par value, 25,000 authorized; none issued and outstanding	-	-
Common stock, no par value, 250,000 authorized; 118,553 and 117,526 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	571,158	569,061
Accumulated deficit	(437,705)	(431,586)
Total stockholders’ equity	133,453	137,475
Total liabilities and stockholders’ equity	$407,343	$406,749

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenue:
Oil revenue, net	$24,190	$12,776	$45,094	$26,057
Other revenue	65	39	137	70

Total net revenue	24,255	12,815	45,231	26,127

Operating and administrative expenses:
Lease operating expense	6,744	8,102	11,967	14,775
General and administrative expense	6,375	6,451	12,572	11,926
Geological, geophysical and engineering expense	1,270	746	2,091	1,104
Depreciation, depletion and amortization expense	5,503	7,955	12,115	14,859
Standby costs	-	2,225	-	3,368

Total operating and administrative expenses	19,892	25,479	38,745	46,032

Operating income (loss)	4,363	(12,664)	6,486	(19,905)

Other income (expense):
Income (loss) from investment in Ecuador property, net	(9)	216	(17)	169
Interest expense, net	(3,513)	(4,280)	(7,350)	(8,578)
Loss on extinguishment of debt	(1,245)	(3,786)	(1,245)	(3,786)
Gain (loss) on derivatives	(269)	1,277	(239)	729
Interest income	345	38	350	47
Other expense	(96)	(818)	(29)	(1,147)

Total other expense, net	(4,787)	(7,353)	(8,530)	(12,566)

Loss before income taxes	(424)	(20,017)	(2,044)	(32,471)

Income tax expense (benefit)	2,125	(377)	4,075	(47)

Net loss	$(2,549)	$(19,640)	$(6,119)	$(32,424)

Basic net loss per share	$(0.02)	$(0.17)	$(0.05)	$(0.28)
Diluted net loss per share	$(0.02)	$(0.17)	$(0.05)	$(0.28)

Basic weighted average common shares outstanding	116,342	115,935	116,193	115,862
Diluted weighted average common shares outstanding	116,342	115,935	116,193	115,862

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(6,119)	$(32,424)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,577	1,603
Depreciation, depletion and amortization	12,115	14,859
Amortization of investment in Ecuador property	17	81
Deferred income taxes	3,011	(2,602)
Loss on extinguishment of debt	1,245	3,786
Amortization of discount and deferred financing fees	4,263	5,071
(Gain) loss on derivatives	239	(729)
Other non-cash items included in net loss	(32)	43
Changes in operating assets and liabilities:
Decrease in accounts receivable	887	16,239
Decrease in value-added tax receivable	8,731	5,489
(Increase) decrease in inventory	3,733	(236)
Increase in other assets	(946)	(5,770)
Decrease in income taxes receivable	161	-
Increase (decrease) in accounts payable	(483)	18,696
Increase (decrease) in accrued liabilities	972	(13,699)
Decrease in income taxes payable	-	(11,932)
Decrease in other liabilities	(295)	(237)
Net cash provided by (used in) operating activities	29,076	(1,762)

Cash flows from investing activities:
Property and equipment additions	(19,243)	(5,403)
Decrease in restricted cash	250	63,680
Purchase of investment securities	-	(1,000)
Net cash provided by (used in) investing activities	(18,993)	57,277

Cash flows from financing activities:
Borrowings	-	14,545
Repayments of borrowings	-	(46,139)
Deferred and other loan fees	(296)	(3,654)
Proceeds from sale of common stock, net	19	25
Net cash used in financing activities	(277)	(35,223)

Net increase in cash and cash equivalents	9,806	20,292
Cash and cash equivalents at beginning of period	57,395	83,540
Cash and cash equivalents at end of period	$67,201	$103,832

Supplemental cash flow information:
Cash paid for:
Interest	$9,266	$9,404
Income tax	1,012	13,785
Non — cash items:
Convertible debt exchanged	26,000	-
Depletion allocated to production inventory	241	18
Asset retirement obligation capitalized to property and equipment, net of revisions	105	-
Property and equipment transferred to / from current assets / liabilities or other non-current assets	-	952

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Organization

BPZ Resources, Inc., (together with its subsidiaries, collectively referred to as the “Company” or “BPZ” unless the context requires otherwise) a Texas corporation, is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. The Company is focused on the exploration, development and production of oil and natural gas in Peru, and to a lesser extent, Ecuador. The Company also intends to utilize part of its planned future natural gas production as a supply source for the complementary development of a gas-fired power generation facility which is expected to be wholly- or partially-owned by the Company, or may be wholly-owned by a third party.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs— Contracts with Customers. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Also, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on its financial position and results of operations.

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

The June 30, 2014 and December 31, 2013 carry amounts were $45.6 million and $81.3 million, respectively.

At June 30, 2014 and December 31, 2013, the Company reflected $40.7 million and $23.9 million, respectively, as other current liabilities and zero and $16.8 million, respectively, as other non-current liabilities for exploratory expenditures related to Block Z-1 funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by the Company and Pacific Rubiales under the terms of the SPA.

Note 3 — Receivables, Accounts Payable and Accrued Liabilities

Accounts Receivable

Below is a summary of accounts receivable as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Commodity sales	$9,542	$2,303
Accounts receivable - joint venture	6,877	12,230
Other	4,324	7,097
Accounts receivable	$20,743	$21,630

At June 30, 2014 and December 31, 2013, accounts receivable other consisted of $4.3 million and $7.0 million due to the Company from the Company’s joint venture partner for services and materials provided directly to the joint venture partner.

Income Taxes Receivable

The Company’s June 30, 2014 and December 31, 2013 income tax receivable amounts were $2.0 million and $2.1 million, respectively.

Value-Added Tax Receivable

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 18% effective March 2011 and 19% in previous periods.

The Company is recovering its IGV receivable with IGV payables associated with oil sales under the normal IGV recovery process.

Activity related to the Company’s value-added tax receivable for the six months ended June 30, 2014 and the year ended December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Value-added tax receivable as of the beginning of the period	$12,262	$21,784
IGV accrued related to expenditures during period	4,048	12,722
IGV reduced related to sale of oil during period	(12,780)	(22,244)
Value-added tax receivable as of the end of the period	$3,530	$12,262

Current portion of value-added tax receivable as of the end of the period	$1,494	$10,490

Long-term portion of value-added tax receivable as of the end of the period	$2,036	$1,772

See Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information on the long-term portion of the value-added tax receivable.

Accounts Payable and Accrued Liabilities

Below is a summary of accounts payable as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Accounts payable - joint venture	$719	$-
Other accounts payable	1,924	3,127
Accounts payable	$2,643	$3,127

The June 30, 2014 and December 31, 2013 accrued liabilities amounts were $12.5 million and $11.2 million, respectively.

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

Below is a summary of inventory as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Tubular goods, accessories and spare parts	$11,232	$15,534
Crude oil	2,676	1,834
Inventory	$13,908	$17,368

	June 30, 2014	December 31, 2013
Crude oil (barrels)	42,124	24,866
Crude oil (cost per barrel)	$63.54	$73.77

Note 5 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of prepaid and other current assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Prepaid expenses and other	$5,660	$4,327
Prepaid insurance	705	1,092
Prepaid and other current assets	$6,365	$5,419

Prepaid expenses and other are related to prepayments for drilling services, equipment rental and material procurement and deposits that are rent deposits in connection with the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors’ and officers’ insurance policies.

Below is a summary of other non-current assets as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(in thousands)
Debt issue costs, net	$2,598	$3,293
Value-added tax receivable	2,036	1,772
Other non-current assets	$4,634	$5,065

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

(2)

In May 2013, the Company amended and restatement of the $40.0 million secured debt facility (which had been repaid by scheduled principal repayments to $25.5 million) associated with the increase in the facility size and borrowing of an additional $14.5 million, the Company added $1.8 million of debt issue costs incurred to the remaining unamortized debt issue costs of $0.6 million. The amendment and restatement was not considered a substantial modification of debt. The $2.4 million of debt issue costs was to be amortized to expense over the remaining term of the $40.0 million secured debt facility, ending in January 2015, using the effective interest method. In September 2013, the Company prepaid the remaining principal balance on the $40.0 million secured debt facility and, accordingly, expensed the remaining $1.7 million of unamortized debt issue costs as part of the “Loss on extinguishment of debt.”

The Company incurred $4.8 million of original debt issue costs in the first quarter of 2010 associated with the issuance of an aggregate principal amount of $170.9 million of convertible notes due 2015 (the “2015 Convertible Notes”). The debt issue costs are being amortized over the life of the 2015 Convertible Notes, using the effective interest method. As a result of the repurchase of $85.0 million aggregate principal amount of 2015 Convertible Notes during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt and approximately $0.1 million of unamortized debt issue costs were expensed. The remaining $72.8 million of the repayment was considered an exchange of debt and not deemed a substantial modification of debt. The remaining unamortized debt issue costs are being amortized over the remaining life of the 2015 Convertible Notes, using the effective interest method. In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. The $26.0 million of the exchange was considered a retirement of debt and approximately $0.3 million of unamortized debt issue costs were expensed as part of the “Loss on extinguishment of debt.” The remaining unamortized debt issue costs of $0.6 million are being amortized over the remaining life of the 2015 Convertible Notes, using the effective interest method.

The Company incurred $2.3 million of original debt issue costs in the third quarter of 2013 associated with the issuance of an aggregate principal amount of $143.8 million of convertible notes due 2017 (the “2017 Convertible Notes”).  In the second quarter of 2014, the Company incurred $0.3 million of debt issue costs associated with the issuance in the exchange of the aggregate principal amount of $25.0 million of 2017 Convertible Notes. The debt issue costs are being amortized over the life of the 2017 Convertible Notes, using the effective interest method.

The following table is the amount of debt issue costs amortized into interest expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Amortization of debt issue costs	$344	$740	$718	$1,418
	$344	$740	$718	$1,418

For further information regarding the Company’s debt, see Note-10, “Debt Obligations.”

At June 30, 2014 and December 31, 2013, the Company classified $2.0 million and $1.8 million, respectively, of its value-added tax receivable balance as a long-term asset as it believed it would take longer than one year to receive the benefit of this portion of the value-added tax receivable. For further information see Note-3, “Receivables, Accounts Payable and Accrued Liabilities.”

Note 6 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Construction in progress:
Power plant and related equipment	$88,064	$82,928
Platforms and wells	26,258	12,505
Pipelines and processing facilities	874	846
Other	583	556
Producing properties (successful efforts method of accounting)	141,307	140,937
Producing equipment	40,209	40,209
Barge and related equipment	53,969	53,969
Office equipment, leasehold improvements and vehicles	9,155	9,122
Accumulated depletion, depreciation and amortization	(135,613)	(123,319)
Property, equipment and construction in progress, net	$224,806	$217,753

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

Exploratory well costs capitalized greater than one year after completion of drilling were $6.6 million as of June 30, 2014, and December 31, 2013. The exploratory well costs relate to the CX11-16X gas well that was drilled in 2007, which tested sufficient quantities of gas and is currently shut-in until such time as a market is established for selling the gas. The Company plans to use the gas from the CX11-16X well for its gas-to-power project. See Note-18, “Commitments and Contingencies” for further information on the gas-to-power project.

During the six months ended June 30, 2014, the Company incurred net capital expenditures of approximately $19.3 million associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

The capital expenditures added were approximately $13.3 million related to the exploration of Block XXIII, which included capitalized interest of $0.8 million, approximately $5.1 million of costs related to the power plant, which consisted of capitalized interest of $4.7 million, and other capital expenditures incurred of approximately $0.9 million, which included capitalized interest of $0.5 million.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012. Pursuant to the carry agreement, Pacific Rubiales provided funding for 100% of capital expenditures for Block Z-1 of $69.9 million for the six months ended June 30, 2014. These gross capital expenditures include approximately $32.1 million related to the CX-15 development drilling program, approximately $31.0 million related to the development drilling program in Albacora and expenditures related to the CX-15 platform of approximately $0.9 million.

The following table is the amount of interest expense capitalized to construction in progress for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Interest expense capitalized	$3,080	$2,372	$5,950	$4,991

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

Activity related to the Company’s ARO for the six months ended June 30, 2014 and the year ended December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
ARO as of the beginning of the period	$1,564	$2,708
Liabilities incurred during period	105	204
Accretion expense	61	238
Revisions in estimates during period	-	(1,586)
ARO as of the end of the period	$1,730	$1,564

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

Note 8 — Investment in Ecuador Property

The Company has a 10% non-operating net profits interest in the Santa Elena Property an oil and gas property in Ecuador. The Company accounts for this investment under the cost method and records its share of cash received as other income. Since the Company’s investment represents ownership of an oil and gas property, which is a depleting asset, the Company is amortizing the cost of the investment on a straight-line basis over the remaining term of the agreement, which expires in December 2029.

Below is a summary reflecting the Company’s income (loss) from the investment in the Ecuador property for the three and six months ended June 30, 2014 and 2013, respectively, and the investment in the Ecuador property at June 30, 2014 and December 31, 2013, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Distributions received from investment in Ecuador property	$-	$250	$-	$250
Amortization of investment in Ecuador property	(9)	(34)	(17)	(81)
Income (loss) from investment in Ecuador property, net	$(9)	$216	$(17)	$169

	June 30,	December 31,
	2014	2013
	(in thousands)
Investment in Ecuador property, net	$517	$534

In 2013, the Consortium, which includes the Company and three other partners, in order to extend the term of the contract from 2016 to 2029 agreed to additional work commitments to increase production in the Santa Elena field. The Company’s total share of this commitment over the remaining life of the contract is $3.8 million (the Company’s 10% non-operating net profits interest) which amount is due for the remainder of 2014 through 2028. This commitment is expected to be funded by cash on hand and cash generated from new production of the Consortium. If the Consortium does not have sufficient cash on hand, the Company may elect to make a cash contribution to the Consortium for its 10% share of the commitment. If the Company elects not to make its 10% share contribution of the commitment, it would lose its rights in the Consortium and the Contract at the Santa Elena field.

Note 9 — Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Performance bonds totaling $5.7 million for properties in Peru	$3,459	$3,459
Performance obligations and commitments for the gas-to-power site	650	650
Secured letters of credit	-	250
$40.0 million secured debt facility	1,000	1,000
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$5,109	$5,359

Current portion of restricted cash as of the end of the period	$1,000	$1,250

Long-term portion of restricted cash as of the end of the period	$4,109	$4,109

The $75.0 million secured debt facility entered into by the Company in July 2011 required the Company to establish a $2.5 million debt service reserve account during the first 15 months the debt facility was outstanding.  After the first 15-month period, the Company was required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date. The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $75.0 million secured debt facility in the amount of outstanding principal. The remaining principal balance related to the $75.0 million secured debt facility was repaid in May 2013 utilizing the funds in the debt service reserve account related to this debt facility, bringing both the current and non-current balances to zero at June 30, 2014 and at December 31, 2013.

The $40.0 million secured debt facility entered into by the Company in January 2011 required the Company to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The requirement was amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to increase the funding of the debt service reserve account related to the $40.0 million secured debt facility to the amount of outstanding principal. The requirement was subsequently changed when the Company amended and restated the $40.0 million secured debt facility in May 2013 for the Company to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The remaining principal balance related to the $40.0 million secured debt facility was repaid in September 2013 utilizing $3.8 million of funds from the debt service reserve account related to this debt facility. As a result of the repayment of the remaining principal balance in September 2013 of the $40.0 million secured debt facility, it was agreed that the restricted cash balance would remain at $1.0 million relating to the Performance Based Arranger Fee for the $75.0 million secured debt facility through July 2014. Therefore the restricted cash balance related to the current and non-current portion of the $40.0 million secured debt financing was $1.0 million and zero, respectively, at June 30, 2014. The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $1.0 million and zero, respectively, at December 31, 2013. In July 2014 the $1.0 million was released to the Company and the debt service reserve account was terminated.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, legal requirements or rental practices.

Note 10 — Debt Obligations

At June 30, 2014 and December 31, 2013, debt consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)

Convertible Notes, 8.5%, due October 2017, net of discount of ($15.9) million at June 30, 2014 and ($18.3) million at December 31, 2013	$152,787	$125,416
Convertible Notes, 6.5%, due March 2015, net of discount of ($1.7) million at June 30, 2014 and ($4.4) million at December 31, 2013	58,169	81,523
	210,956	206,939
Less: Current maturity of long-term debt	58,169	-
Long-term debt, net	$152,787	$206,939

Convertible Notes due 2017

During the third quarter of 2013, the Company closed on an offering for an aggregate principal amount of $143.8 million of convertible notes due 2017, which includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the 2017 Convertible Notes in addition to the original offering of $125.0 million. The 2017 Convertible Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness and rank senior in the right of payment to all of our existing and future subordinated debt.  The 2017 Convertible Notes are effectively subordinate to any secured indebtedness the Company may have to the extent of the value of the assets collateralizing such indebtedness.  The 2017 Convertible Notes are not guaranteed by the Company’s subsidiaries. In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. As a result, the Company has $168.7 million principal amount of 2017 Convertible Notes outstanding at June 30, 2014.

The interest rate on the 2017 Convertible Notes is 8.50% per year with interest payments due on April 1st and October 1st of each year.  The 2017 Convertible Notes mature with repayment of the $168.7 million principal amount (assuming no conversion) on October 1, 2017 (the “2017 Maturity Date”).

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

As a result of the exchange during the second quarter of 2014, the Company estimated its non-convertible borrowing rate at the date of issuance of the $25.0 million 2017 Convertible Notes to be 7.89%. The 7.89% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as the Company and was obtained through a quote from a financial advisor. Using the income method and discounting the principal and interest payments of the 2017 Convertible Notes with the 7.89% non-convertible borrowing rate, the Company estimated the fair value of the $25.0 million 2017 Convertible Notes to be approximately $25.4 million, with the premium being approximately $0.4 million. The value of the equity component was estimated at $0.5 million. The premium is being amortized as non-cash interest expense over the life of the 2017 Convertible Notes using the effective interest method. In addition, approximately $0.3 million of fees were considered debt issue costs that are being amortized as a non-cash interest expense over the life of the notes using the effective interest method. The Company recognized a loss on this transaction of approximately $0.9 million and this loss was included in the “Loss on extinguishment of debt” in the consolidated statement of operations in the second quarter of 2014. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The following table is the estimated remaining cash payments as of June 30, 2014, including interest payments related to the 2017 Convertible Notes, assuming no conversion (in thousands):

Year
2014	$7,170
2015	14,340
2016	14,340
2017	183,051
Total estimated remaining cash payments related to the 2017 Convertible Notes	$218,901

The Company evaluated the 2013 Indenture for the 2017 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of June 30, 2014, the net amount of $152.8 million includes the $168.7 million of principal reduced by $15.9 million of the remaining unamortized discount. The remaining unamortized discount of $15.9 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2017 Convertible Notes, which mature in October 2017.  At June 30, 2014, using the conversion rate of 249.5866 shares per $1,000 principal amount of the 2017 Convertible Notes, if the $168.7 million of principal were converted into shares of common stock, the notes would convert into approximately 42.1 million shares of common stock.  As of June 30, 2014, there is no excess if-converted value to the holders of the 2017 Convertible Notes as the price of the Company’s common stock at June 30, 2014, $3.08 per share, is less than the conversion price.

The annual effective interest rate on the 2017 Convertible Notes, including the amortization of debt issue costs, is approximately 12.5%.

The following table is the amount of interest expense related to the 2017 Convertible Notes, disregarding capitalized interest considerations, for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Interest expense related to the contractual interest coupon	$3,530	$-	$6,585	$-
Amortization of debt discount expense	994	-	1,953	-
Amortization of debt issue costs	157	-	292	-
Interest expense related to the 2017 Convertible Notes	$4,681	$-	$8,830	$-

Convertible Notes due 2015

During the first quarter of 2010, the Company closed on a private offering for an aggregate principal amount of $170.9 million of convertible notes due 2015. The 2015 Convertible Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are subordinate to all of the Company’s secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by the Company’s subsidiaries. In September 2013, the Company repurchased $85.0 million of the aggregate principal amount of the $170.9 million 2015 Convertible Notes, leaving a principal balance of $85.9 million. In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. As a result, the Company has $59.9 million principal amount of 2015 Convertible Notes outstanding at June 30, 2014.

The interest rate on the 2015 Convertible Notes is 6.50% per year with interest payments due on March 1st and September 1st of each year.  The 2015 Convertible Notes mature with repayment of the remaining principal balance of $59.9 million (assuming no conversion) on March 1, 2015 (the “2015 Maturity Date”).

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

In September 2013, the Company repurchased $85.0 million of aggregate principal amount of the 2015 Convertible Notes. As a result of the $85.0 million repurchase during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt and the remaining $72.8 million of the repayment was considered an exchange of debt and not deemed a substantial modification of debt. The $85.0 million of 2015 Convertible Notes were repurchased with an approximate discount of 10%. The Company recognized a gain on the retirement of the debt of approximately $0.2 million and this gain was included in the “Loss on extinguishment of debt” in the consolidated statement of operations in the third quarter of 2013. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

As a result of the exchange during the second quarter of 2014, the $26.0 million of aggregate principal amount of 2015 Convertible Notes exchanged was considered a retirement of debt and deemed a substantial modification of debt. The $26.0 million of 2015 Convertible Notes were exchanged with an approximate discount of 4%. The Company recognized a loss on the retirement of the debt of approximately $0.3 million and this loss was included in the “Loss on extinguishment of debt” in the consolidated statement of operations in the second quarter of 2014. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The following table is the estimated remaining cash payments as of June 30, 2014, including interest payments related to the 2015 Convertible Notes, assuming no conversion (in thousands):

Year
2014	$1,946
2015	61,837
Total estimated remaining cash payments related to the 2015 Convertible Notes	$63,783

The Company evaluated the 2010 Indenture for the 2015 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging.” Therefore, no additional amounts have been recorded for those items.

As of June 30, 2014, the net amount of $58.2 million of 2015 Convertible Notes outstanding includes the $59.9 million of principal reduced by $1.7 million of the remaining unamortized discount. The remaining unamortized discount of $1.7 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2015 Convertible Notes, which mature in March 2015.  At June 30, 2014, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $59.9 million of principal were converted into shares of common stock, the notes would convert into approximately 10.1 million shares of common stock.  As of June 30 2014, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of the Company’s common stock at June 30, 2014, $3.08 per share, is less than the conversion price.

For the three and six months ended June 30, 2014, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.0%.

The following table is the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Interest expense related to the contractual interest coupon	$1,043	$2,777	$2,439	$5,555
Amortization of debt discount expense	707	1,862	1,592	3,653
Amortization of debt issue costs	187	250	426	495
Interest expense related to the 2015 Convertible Notes	$1,937	$4,889	$4,457	$9,703

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

Interest Expense

The following table is a summary of interest expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Interest expense	$6,593	$6,652	$13,300	$13,569
Capitalized interest expense	(3,080)	(2,372)	(5,950)	(4,991)
Interest expense, net	$3,513	$4,280	$7,350	$8,578

Note 11 — Derivative Financial Instruments

Objective and Strategies for Using Derivative Instruments:

In connection with the $40.0 million secured debt facility through July 2013 and the $75.0 million secured debt facility through July 2014, the Company and Credit Suisse agreed that a portion of the arranger fee would be based on the performance for oil prices and be payable at each of the principal repayment dates.  The fee is calculated by multiplying the principal payment amount by the change in oil prices from the loan origination date and the oil price at each principal repayment date. Additionally, the fee is capped at 18% of the $40.0 million secured debt facility and 12% of the $75.0 million secured debt facility. The Performance Based Arranger Fee is being accounted for as an embedded financing derivative under ASC Topic 815, “Derivatives and Hedging” and, accordingly, is being recorded at fair value with any changes in value reflected as a gain or loss on derivatives in the accompanying Consolidated Statements of Operations. The following table sets forth a reconciliation of the changes in fair value of the Company’s derivative financial instruments for the six months ended June 30, 2014 and the year ended December 31, 2013:

Derivative Financial Instruments Not Designated as Hedging Instruments

	2014	2013
	(in thousands)
Beginning fair value of derivatives	$30	$2,984
(Gain) loss on derivatives	239	(242)
Cash settlements paid	-	(2,712)
Ending fair value of derivatives	$269	$30

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)

Net loss	$(2,549)	$(19,640)	$(6,119)	$(32,424)

Shares:
Basic weighted average common shares outstanding	116,342	115,935	116,193	115,862

Incremental shares from assumed conversion of dilutive share based awards	-	-	-	-

Diluted weighted average common shares outstanding	116,342	115,935	116,193	115,862
Excluded share based awards (1) (2)	8,480	8,140	8,480	8,140
Excluded 2017 convertible debt shares (1)	42,108	-	42,108	-
Excluded 2015 convertible debt shares (1)	10,122	28,890	10,122	28,890

Basic net loss per share	$(0.02)	$(0.17)	$(0.05)	$(0.28)
Diluted net loss per share	$(0.02)	$(0.17)	$(0.05)	$(0.28)

(1) Inclusion of the shares for these awards would have had an antidilutive effect.
(2) Inclusion of the performance share units for these awards would have had an antidilutive effect. The actual number of performance share units earned may range from 0% to 200%.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation,” for the three and six months ended June 30, 2014 and 2013, respectively, which are included in “General and administrative expense” on the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Employee stock—based compensation costs	$565	$763	$1,204	$1,304
Director stock—based compensation costs	176	155	369	293
Employee stock purchase plan costs	2	3	4	6
	$743	$921	$1,577	$1,603

Stock Option, Restricted Stock and Performance Share Plans

The Company has in effect the 2007 Long-Term Incentive Compensation Plan, as amended in 2010 and 2014 to increase the number of shares available (the “2007 LTIP”), and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and Directors’ Plan provide for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants and the employees of certain of the Company’s affiliates, as well as non-employee directors. The number of shares authorized under the amended 2007 LTIP and Directors’ Plan is 12.0 million and 4.0 million, respectively, which includes an additional 4.0 million shares related to the 2007 LTIP and 1.5 million shares related to the Directors’ Plan approved by the Company’s shareholders on June 20, 2014. As of June 30, 2014, approximately 4.4 million shares remain available for future grants under the 2007 LTIP and 1.8 million shares remain available for future grants under the Directors’ Plan.

Restricted Stock Awards and Performance Stock Units

Restricted Stock

On February 20, 2014, the Company’s Board of Directors awarded 724,389 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP. The restricted stock awards generally vest on the second anniversary of the grant date, or may vest equally over three years of the grant date. For the six months ended June 30, 2014, the weighted average grant date fair value per share of the restricted stock granted was $2.16.

On February 20, 2014, the Company awarded its non-employee directors a total of 347,220 shares of restricted stock under the Directors’ Plan. The restricted stock awards generally vest on the second anniversary of the grant date. For the six months ended June 30, 2014, the weighted average grant date fair value per share of the restricted stock granted was $2.16.

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

Employee Stock Purchase Plan

The employee stock purchase plan, which was approved by the shareholders on June 24, 2011, provides eligible employees the opportunity to acquire shares of BPZ Resources, Inc. common stock at a discount through payroll deductions. Employees are allowed to purchase up to 2,500 shares in any one offering period (not longer than twenty-seven months), within IRS limitations and plan rules. The offering period means each period of time which common stock is offered to participants. Unless otherwise determined by the Compensation Committee, a new offering period shall commence on the first day of each calendar quarter. Generally, the purchase price for stock acquired under the plan is the lower of 85% (subject to Compensation Committee adjustment) of the fair market value of the common stock on the grant date or the fair market value of the common stock on the investment date. Under this plan, 2,000,000 common shares were reserved for issuance and purchase by eligible employees. Activity under this plan began in the first quarter of 2012. At June 30, 2014, 1,921,470 shares were available for issuance. On July 1, 2014, 3,958 shares were issued to employees at a price of $2.62 per share.

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
		(in thousands)
June 30, 2014
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$269	$-
	Non-current Liabilities	-	-	-
		$-	$269	$-

December 31, 2013
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$30	$-
	Non-current Liabilities	-	-	-
		$-	$30	$-

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of long-lived assets, at fair value on a non-recurring basis. As none of the Company’s non-financial assets and liabilities were impaired as of June 30, 2014 and December 31, 2013, and no other fair value measurements were required to be recognized on a non-recurring basis, additional disclosures were not provided.

Additional Fair Value Disclosures

Debt with Fixed Interest Rates

The fair value information regarding the Company’s fixed rate debt at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014		December 31, 2013

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Convertible Notes, 8.5%, due October 2017, net of discount of ($15.9) million at June 30, 2014 and ($18.3) million at December 31, 2013 (1)	$152,787	$202,076	$125,416	$130,094
Convertible Notes, 6.5%, due March 2015, net of discount of ($1.7) million at June 30, 2014 and ($4.4) million at December 31, 2013 (2)	58,169	60,684	81,523	79,663

(1)         The Company estimated the fair value of the 2017 Convertible Notes to be approximately $202.1 million and $130.1 million at June 30, 2014 and December 31, 2013, respectively, based on observed market prices for the same or similar types of debt issues. The fair value of the 2017 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

(2)         The Company estimated the fair value of the 2015 Convertible Notes to be approximately $60.7 million and $79.7 million at June 30, 2014 and December 31, 2013, respectively, based on observed market prices for the same or similar types of debt issues. The fair value of the 2015 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

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

The following table is the amount of royalty costs related to gross revenues for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Royalty costs	$1,383	$697	$2,554	$1,403
	$1,383	$697	$2,554	$1,403

Note 15 — Standby Costs

For the three and six months ended June 30, 2014, the Company incurred no standby costs.

For the three and six months ended June 30, 2013, the Company incurred $2.3 million and $3.4 million, respectively, of standby costs. During the three months ended June 30, 2013, the Company had Petrex-28 rig either partially of fully on standby for three months. During the six months ended June 30, 2013, the Company had the Petrex-10 rig partially or fully on standby for approximately two months and the Petrex-28 rig partially or fully on standby for approximately five months.

Note 16 — Income Tax

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Income (loss) before income taxes:
United States	$(4,882)	$(5,543)	$(9,943)	$(9,193)
Foreign	4,458	(14,474)	7,899	(23,278)
	$(424)	$(20,017)	$(2,044)	$(32,471)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Income tax expense (benefit):
United States	$-	$(322)	$-	$668
Foreign	2,125	(55)	4,075	(715)
	$2,125	$(377)	$4,075	$(47)

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

The June 30, 2014 and December 31, 2013 balance of unrecognized tax benefits includes $0.7 million that, if recognized, would impact the Corporation’s effective income tax rate. Over the next 12 months, the Company does not anticipate any reduction in the balance. The Company had accrued interest and penalties related to unrecognized tax benefits of $46,000 at both June 30, 2014 and December 31, 2013. Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of income tax expense in the Consolidated Statement of Operations.

Note 17 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three and six months ended June 30, 2014 and 2013, respectively. Accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, Petroperu. The majority of the Company’s long-lived assets are located in Peru. Management does not consider its investment in Ecuador as a separate business segment.

Note 18 — Commitments and Contingencies

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 give employees working in private companies engaged in activities generating income as defined by the Income Tax Law, the right to share in the company’s profits.  According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the profit sharing rate at 8%. However, in Peru, the Hydrocarbon Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing Other Activities,” thus Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income (loss) before income taxes as reported under GAAP. For the three and six months ended June 30, 2014 and 2013, respectively, profit sharing expense was not material to the Company as the Company’s Peruvian subsidiaries did not have a material amount of “income subject to taxation” per the Peruvian tax code as a result of declaring commercial production in the Corvina field, which allowed certain exploration and development costs to be deductible in 2014 and 2013 that were not deductible in previous years.  The Company is subject to profit sharing expense in any year its Peruvian subsidiaries are profitable according to the Peruvian tax laws.

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

Santa Elena Field

In 2013, the Consortium, which includes the Company and three other partners, in order to extend the term of the contract from 2016 to 2029, agreed to additional work commitments to increase production in the Santa Elena field. The Company’s total share of this commitment over the remaining life of the contract is $3.8 million (the Company’s 10% non-operating net profits interest) which amount is due for the remainder of 2014 to 2028. This commitment is expected to be funded by cash on hand and cash generated from new production of the Consortium. If the Consortium does not have sufficient cash on hand, the Company may elect to make a cash contribution to the Consortium for its 10% share of the commitment. If the Company elects not to make its 10% share contribution of the commitment, it would lose its rights in the Consortium and the Contract at the Santa Elena field.

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

BPZ Resources, Inc., a Texas corporation, is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. We are focused on the exploration, development and production of oil and natural gas in Peru and, to a lesser extent Ecuador. We also intend to utilize part of our planned future natural gas production as a supply source for the complementary development of a gas-fired power generation facility in Peru which we expect to wholly- or partially-own, or may be wholly-owned by a third party.

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

From the time we began producing from the Corvina field in November 2007 and the Albacora field in December 2009, through June 30, 2014, the two fields have produced approximately 6.9 MMBbls (100% gross and net through December 14, 2012 and 51% net participating interest thereafter) of oil.

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

Our current activities and related planning are focused on the following objectives:

●	Continuing the offshore development drilling campaign from the new Corvina CX-15 platform and Albacora platform;

●	Optimizing oil production in the Corvina and Albacora fields in Block Z-1 with our joint venture partner Pacific Rubiales;

●	Processing and analyzing the data from the 3-D seismic survey in Block Z-1 to guide further exploration and development activities within the Block;

●	Explore the remainder of Block Z-1, starting with the Delfin prospect where we have received the permit to install a platform and begin exploratory drilling;

●	Continuing acquisition, processing and interpretation of seismic data to better understand the characteristics and potential of our onshore properties;

●	Executing an exploratory drilling campaign in Block XXIII;

●	Planning and permitting an on-shore drilling campaign to explore and appraise Block XXII and meet our applicable license requirements;

●	Identifying potential partners for our other operations; and

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

Two of the four blocks (Block Z-1 and Block XXIII) contain structures drilled by previous operators who encountered hydrocarbons. However, at the time the wells were drilled, the operators did not consider it economically feasible to produce those hydrocarbons.  Having tested oil in Block Z-1 in our first well in the Corvina field in 2007, and our first well in Albacora in December 2009, we are focusing on development of the proved oil reserves in those two fields. Before considering further drilling activity in Block XIX we are planning to acquire additional seismic data. In Block XXII, the environmental assessment process for an environmental permit is underway and approval must be received before anticipated drilling can begin in 2015. In January 2014, we spudded the first of three exploration wells, the Caracol 1X, in Block XXIII. The Cardo 2X exploratory well was spud in late March 2014 and the Piedra Candela 3X exploratory well was spud in late April 2014. We continue with testing of the three exploration wells that are part of this exploration campaign.

In the near term, management is focused on drilling operations at both the new platform, the CX-15, in the Corvina field and at the A platform in the Albacora field, utilizing the results of the 1,600 square kilometers (“km”) of three dimensional (“3-D”) seismic survey in Block Z-1, and three exploratory wells in Block XXIII.

Credit Suisse Securities (USA) LLC is managing the formal process to find a joint venture partner for Blocks XIX and XXIII. The two Blocks comprise over 800,000 acres and hold both oil and gas potential, with Block XXIII bordering the northern part of the prolific Talara oil fields. Interested parties have reviewed the data, however, we believe it would be in the best interests of the Company to further de-risk the Block XXIII prospects after the drilling of three shallow exploratory wells on the large anticline identified by 3-D seismic to prove the existence of hydrocarbons before pursuing further partnering opportunities.

In addition, our business plan includes a gas-to-power project as part of our overall gas marketing strategy, which entails the installation of a 10 mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and the building of an approximately 135 megawatt (“MW”) simple cycle electric generating plant. The proposed power plant site is located adjacent to an existing substation and power transmission lines which, with certain upgrades, are expected to be capable of handling up to 420 MW of power. The power generation facility may be part- or wholly-owned by us, or wholly-owned by a third party. The gas-to-power project is planned to generate a revenue stream by creating a market for the non-associated gas in our Corvina field that is currently shut-in. This project has not yet been financed and we continue to consider the alternatives for the project. Meanwhile, we have obtained certain permits and are in the process of obtaining additional permits to proceed with the project.

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

Further, our ability to produce reserves in the Corvina and Albacora fields depends on our ability to finance our continued operations and get our produced oil to market. Any failure in meeting these requirements could negatively affect our reserves and their value as reported under the Securities and Exchange Commission (“SEC”) rules. Therefore, in the evaluation of reserves, we attempt to account for all possible delays we can reasonably predict and their impact on the production forecast and remaining reserves to be produced.

Block Z-1

The Block Z-1 License Contract provides for an initial exploration phase of seven years, and exploration can continue for an additional six years (in three two-year periods). Each period has a commitment for exploration activities and requires a financial guarantee to secure the performance of the work commitment during such period. We are in the exploitation phase in Block Z-1 which requires one exploration well or 225 exploration work units in each of the three two-year periods. We received approval from Perupetro for the initial two-year period and have committed to drill an exploratory well. The initial two-year phase was originally set to expire in January 2015, but has been extended to July 2015. At the end of the third two-year period, we will be required by the License Contract to surrender back to Perupetro all unexplored areas in Block Z-1.

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

At June 30, 2014 and December 31, 2013, the carry amount was $45.6 million and $81.3 million, respectively.

At June 30, 2014 and December 31, 2013, we reflected $40.7 million and $23.9 million, respectively, as other current liabilities and zero and $16.8 million, respectively, as other non-current liabilities for exploratory expenditures related to Block Z-1 funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by us and Pacific Rubiales under the terms of the SPA.

Corvina Field

We originally began producing oil from the CX-11 platform, located in the Corvina field within the offshore Block Z-1 in northwest Peru, under a well testing program that started on November 1, 2007.  The Corvina field was placed into commercial production on November 30, 2010.  On the CX-11 platform, we have completed a total of nine gross (4.6 net) oil wells. Produced oil is kept in production inventory until such time as it is delivered to the refinery. The oil is delivered by vessel to storage tanks at the refinery in Talara owned by the Peruvian national oil company, Petroleos del Peru – PETROPERU S.A., which is located 70 miles south of the platform.

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

Modifications were made to the platform monitoring and control systems necessary to facilitate operation of the CX-15 platform. Equipment is tracking platform response to weather and ocean conditions as well as draft. As a precaution, an anchoring system was installed to provide redundancy to the spud can, which anchors the platform. In July 2013 we spudded the first development well, the CX15-1D, from the new CX-15 platform. Production began in October 2013 from the CX15-1D well. We spudded the second development well, the CX15-2D, in November 2013. The well was drilled near the existing CX11-18XD well to a measured depth of approximately 9,000 feet. We completed the CX15-2D well in January 2014. Production from the CX15-2D well began in February 2014. We spudded the CX15-3D development well in February 2014 and production began in April 2014. In July 2014, the CX-15-3D well was shut in due to high water production. The well is being evaluated to determine the appropriate work plan. Also, we spudded the CX15-5D development well in April 2014 and production began in July 2014. The CX-15-7D well was spud in July 2014.

Production at each of the Corvina oil wells has declined differently, partly due to the fact that these wells were completed in different zones and some of the wells encountered mechanical problems. The wells have all initially shown typical solution gas drive behavior which can lead to significant production declines during the first year before leveling off to sustainable rates. We believe these results are influenced by technical/mechanical problems encountered with our initial wells, including unintentional production from intervals in the gas cap; however, it is possible we will see similar production declines with new Corvina wells. We believe that our initiation of gas reinjection into the gas cap is helping to slow production decline rates. The work planned during the development drilling program as well as the data we plan to collect during this program should help us to better understand future performance expectations.

Albacora Field

The Albacora field is located in the northern part of our offshore Block Z-1 in northwest Peru.  The current area of interest within the Albacora field is located in water depths of less than 100 feet. We currently have completed a total of seven gross (3.6 net) oil wells. We had been producing oil from the Albacora field from December 2009 through late October 2012 under various extended well testing permits.

Installation of the gas and water reinjection equipment was completed on the Albacora A platform and the equipment was ready for reinjection start up early in the first quarter of 2012. We received the required environmental permit for gas injection on October 29, 2012. The Albacora field is no longer subject to an extended well testing program. We spudded a development well, the A-18D well, from the A platform in the Albacora field of Block Z-1 in September 2013. This well was completed in December 2013. The A-18D well, which began producing at the end of 2013, was shut-in in late March 2014 due to gas intrusion. The well is being sidetracked to a depth of 13,600 feet which is 1000 feet deeper than the original A-18D well depth. We also spudded a development well, the A-19D well, from the A platform in the Albacora field of Block Z-1 on January 1, 2014. The A-19D well began production on March 1, 2014. The A-21D development well was spud in early March 2014 and production began in May 2014. In July 2014, the A-21D well was shut in due to high water production. The well is being evaluated to determine the appropriate work plan. We spudded the A-26D development well in May 2014 and production began in July 2014.

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

We spudded an exploration well, the Caracol 1X, on January 5, 2014. This was the first of three exploratory wells drilled in Block XXIII in 2014. The depth of the Caracol 1X well is approximately 3,500 feet. Logs were run after reaching total depth to determine testing intervals, and casing was set to test the selected intervals. A number of intervals were selected for testing. Two Heath Formation intervals at approximately 1,500 feet in depth tested gas with formation water. Subsequently, an upper interval in the Zorritos Formation with oil shows was perforated and later stimulated. Testing of this interval, along with other prospective intervals, will continue with a workover rig. The Cardo 2X exploratory well was spud in late March 2014, and reached a total depth of 3,800 feet in April 2014. The Piedra Candela 3X exploratory well was spud in late April 2014 and reached a total depth of 3,515 feet in May 2014. Testing of the Cardo 2X well and the Piedra Candela 3X well will continue with the workover rig used on the Caracol 1X well.

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

We currently estimate the gas-to-power project will cost approximately $153.5 million, excluding capitalized interest, working capital and 18% value-added tax which will be recovered via future revenue billings.  The $153.5 million includes $133.5 million for the estimated cost of the power plant and $20.0 million for the natural gas pipeline. While we have held initial discussions with several potential joint venture partners for the gas-to-power project in an attempt to secure additional financing and other resources for the project, we have not entered into any definitive agreements with a potential partner.  In the event we are able to identify and reach an agreement with a potential joint venture partner, we may retain only a minority position in the project, or the power generation facility may be wholly-owned by a third party. However, we, along with our Block Z-1 partner, expect to retain the responsibility for the construction and ownership of the pipeline. We have obtained certain permits and are in the process of obtaining additional permits to proceed with the project.

Results of Operations

The following table sets forth revenues and operating expenses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Increase/ (Decrease)	2014	2013	Increase/ (Decrease)
	(in thousands except per bbl information)			(in thousands except per bbl information)
Net sales volume:
Oil (MBbls)	240	136	104	452	265	187

Net revenue:
Oil revenue, net	$24,190	$12,776	$11,414	$45,094	$26,057	$19,037
Other revenue	65	39	26	137	70	67
Total net revenue	24,255	12,815	11,440	45,231	26,127	19,104

Average sales price (approximately):
Oil (per Bbl)	$100.63	$93.94	$6.69	$99.77	$98.48	$1.29

Operating and administrative expenses:
Lease operating expense	6,744	8,102	(1,358)	11,967	14,775	(2,808)
General and administrative expense	6,375	6,451	(76)	12,572	11,926	646
Geological, geophysical and engineering expense	1,270	746	524	2,091	1,104	987
Depreciation, depletion and amortization expense	5,503	7,955	(2,452)	12,115	14,859	(2,744)
Standby costs	-	2,225	(2,225)	-	3,368	(3,368)
Other operating expense	-	-	-	-	-	-
Total operating and administrative expenses	$19,892	$25,479	$(5,587)	$38,745	$46,032	$(7,287)

Operating income (loss)	$4,363	$(12,664)	$17,027	$6,486	$(19,905)	$26,391

Net Oil Revenue

For the three months ended June 30, 2014, our net oil revenue increased by $11.4 million to $24.2 million from $12.8 million for the same period in 2013. The increase in net oil revenue is due to an increase in the amount of oil sold of 104 MBbls and an increase of $6.69, or 7.1%, in the average per barrel sales price received. Total sales for the three months ended June 30, 2014 were 240 MBbls compared to 136 MBbls for the same period in 2013.

The increase in amount of oil sold for the three months ended June 30, 2014 compared to the same period in 2013 is due to increased production in the Albacora field from the A-18D, A-19D and A-21D wells and increased production from the CX-15 platform from the CX15-1D, CX15-2D and CX15-3D wells.

For the six months ended June 30, 2014, our net oil revenue increased by $19.0 million to $45.1 million from $26.1 million for the same period in 2013. The increase in net oil revenue is due to an increase in the amount of oil sold of 187 MBbls and an increase of $1.29, or 1.3%, in the average per barrel sales price received. Total sales for the six months ended June 30, 2014 were 452 MBbls compared to 265 MBbls for the same period in 2013.

The increase in amount of oil sold for the six months ended June 30, 2014 compared to the same period in 2013 is due to increased production in the Albacora field from the A-18D, A-19D and A-21D wells and increased production from the CX-15 platform from the CX15-1D, CX15-2D and CX15-3D wells.

The price/volume analysis is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	(in thousands)
2013 Oil revenue, net	$12,776	$26,057
Changes associated with sales volumes	9,805	18,454
Changes associated with prices	1,609	583
2014 Oil revenue, net	$24,190	$45,094

For the three months ended June 30, 2014, the increase in oil production is due to increased production in the Albacora field as the A-18D, A-19D and A-21D wells contributed to production volumes during the second quarter of 2014. At the Corvina field, the declines in production from the wells at the CX-11 platform were more than offset by the new production from the CX-15 platform’s CX15-1D, CX15-2D, and CX15-3D wells. Total oil production for the three months ended June 30, 2014 was 238 MBbls compared to 130 MBbls for the same period in 2013.

For the six months ended June 30, 2014, the increase in oil production is due to increased production in the Albacora field as both the A-18D, A-19D and A-21D contributed to production volumes during the first half of 2014. At the Corvina field, the declines in production from the wells at the CX-11 platform were more than offset by the new production from the CX-15 platform’s CX15-1D, CX15-2D, and CX15-3D wells. Total oil production for the six months ended June 30, 2014 was 469 MBbls compared to 264 MBbls for the same period in 2013.

The revenues above are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro as stipulated in the Block Z-1 License Contract based on production levels.

The following table is the amount of royalty costs related to gross revenues for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Royalty costs	$1,383	$697	$2,554	$1,403
	$1,383	$697	$2,554	$1,403

Other Revenue

For the three months ended June 30, 2014, other revenue increased by $26,000 to $65,000 compared to $39,000 for the same period in 2013.

For the six months ended June 30, 2014, other revenue increased by $67,000 to $137,000 compared to $70,000 for the same period in 2013.

Lease Operating Expense

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities, as well as crude oil transportation and inventory changes. These costs include, among others, workover expenses, maintenance and repair expenses, operator fees, processing fees, insurance and transportation expenses.

For the three months ended June 30, 2014, lease operating expenses decreased by $1.3 million to $6.8 million ($28.06 per Bbl) from $8.1 million ($59.57 per Bbl) for the same period in 2013. The decrease is due to workover expenses decreasing $2.8 million due to no major workovers performed in 2014 compared to one major workover in 2013 and lower other lease operating expenses of $0.3 million, partially offset by higher crude oil transportation expense of $1.8 million due to higher crude oil sales.

For the six months ended June 30, 2014, lease operating expenses decreased by $2.8 million to $12.0 million ($26.48 per Bbl) from $14.8 million ($55.83 per Bbl) for the same period in 2013. The decrease is due to workover expenses decreasing $4.7 million due to no major workovers performed in 2014 compared to one major workover in 2013 million and lower other lease operating expenses of $0.3 million, partially offset by higher crude oil transportation expense of $2.2 million due to higher crude oil sales.

General and Administrative Expense

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the three months ended June 30, 2014, general and administrative expenses were $6.4 million and $6.4 million for the same period in 2013.  Stock-based compensation expense, a subset of general and administrative expenses, was $0.8 million for the three months ended June 30, 2014 and $0.9 million for the same period in 2013. Other general and administrative expenses increased $0.1 million to $5.6 million from $5.5 million for the same period in 2013. The $0.1 million increase is due to a higher ship management fee of $0.5 million and higher indirect charges from our Block Z-1 partner of $0.3 million, partially offset by lower salary and related costs of $0.5 million due to fewer employees and lower other general and administrative expenses of $0.2 million.

For the six months ended June 30, 2014, general and administrative expenses increased by $0.7 million to $12.6 million from $11.9 million for the same period in 2013.  Stock-based compensation expense, a subset of general and administrative expenses, was $1.6 million for the six months ended June 30, 2014 and $1.6 million for the same period in 2013. Other general and administrative expenses increased $0.7 million to $11.0 million from $10.3 million for the same period in 2013. The $0.7 million increase is due to higher indirect charges from our Block Z-1 partner of $1.1 million and a higher ship management fee of $0.8 million, partially offset by lower salary and related costs of $1.2 million due to fewer employees.

Geological, Geophysical and Engineering Expense

Geological, geophysical and engineering expenses include laboratory, environmental and seismic acquisition related expenses.

For the three months ended June 30, 2014, geological, geophysical and engineering expenses increased $0.6 million to $1.3 million compared to $0.7 million for the same period in 2013. This increase is due to higher environmental impact assessment work to prepare for seismic programs of $0.4 million.

For the six months ended June 30, 2014, geological, geophysical and engineering expenses increased $1.0 million to $2.1 million compared to $1.1 million for the same period in 2013. This increase is due to higher environmental impact assessment work to prepare for seismic programs of $0.6 million.

Depreciation, Depletion and Amortization Expense

For the three months ended June 30, 2014, depreciation, depletion and amortization expense decreased $2.5 million to $5.5 million from $8.0 million for the same period in 2013. For the six months ended June 30, 2014, depreciation, depletion and amortization expense decreased $2.8 million to $12.1 million from $14.9 million for the same period in 2013.

For the three months ended June 30, 2014, depletion expense decreased $2.4 million to $3.3 million from $5.7 million during the same period in 2013. For the six months ended June 30, 2014, depletion expense decreased $2.6 million to $7.7 million from $10.3 million during the same period in 2013. Depletion decreased in both periods due to capital costs in Block Z-1 reimbursed under the carry agreement with Pacific Rubiales and reserves added to the depletion base in 2014.

For the three months ended June 30, 2014, depreciation expense decreased $0.1 million to $2.2 million compared to $2.3 million for the same period in 2013. For the six months ended June 30, 2014, depreciation expense decreased $0.2 million to $4.4 million compared to $4.6 million for the same period in 2013.

Standby Costs

For the three months ended June 30, 2014, we incurred no standby costs. During the three months ended June 30, 2013, the Company incurred $2.3 million in standby costs.

During the three months ended June 30, 2013, we had the Petrex-28 rig on standby for three months.

For the six months ended June 30, 2014, we incurred no standby costs. During the six months ended June 30, 2013, the Company incurred $3.4 million in standby costs.

During the six months ended June 30, 2013, we had the Petrex-10 rig either partially or fully on standby for two months and the Petrex-28 rig either partially or fully on standby for approximately five months.

Other Income (Expense)

Other income (expense) includes non-operating income items. These items include interest expense and income, loss on the extinguishment of debt, gains or losses on foreign currency transactions, income and amortization related to the investment in our Ecuador property as well as gains or losses on derivative financial instruments. For the three months ended June 30, 2014, total other expense decreased $2.6 million to $4.8 million compared to $7.4 million during the same period in 2013. For the six months ended June 30, 2014, total other expense decreased $4.1 million to $8.5 million compared to $12.6 million during the same period in 2013.The change is due to the following:

Interest expense: For the three months ended June 30, 2014, we recognized approximately $3.6 million of net interest expense, which included $6.6 million of interest expense reduced by $3.0 million of capitalized interest expense. For the same period in 2013, we recognized $4.3 million in net interest expense, which included $6.7 million of interest expense reduced by $2.4 million of capitalized interest. The decrease of $0.7 million in net interest expense is due to higher interest capitalized of $0.6 million from a higher average construction in progress and lower interest expense of $0.1 million.

For the six months ended June 30, 2014, we recognized approximately $7.4 million of net interest expense, which included $13.3 million of interest expense reduced by $5.9 million of capitalized interest expense. For the same period in 2013, we recognized $8.6 million in net interest expense, which included $13.6 million of interest expense reduced by $5.0 million of capitalized interest. The decrease of $1.2 million in net interest expense is due to higher interest capitalized of $0.9 million from a higher average construction in progress, and lower interest expense of $0.3 million resulting from a lower average interest cost of debt outstanding between the periods. In May 2013, we retired the remaining $30.5 million of the $75.0 million secured debt facility and in September 2013 we retired the remaining $36.0 million of the $40.0 million secured debt facility.

Loss on extinguishment of debt: In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. As a result of the exchange during the second quarter of 2014, we incurred a $1.2 million loss. This amount was recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations. For the three and six months ended June 30, 2014, we reported $1.2 million as a loss on extinguishment of debt.

As a result of the prepayment of the remaining $30.5 million of the $75.0 million secured debt facility during the second quarter of 2013, we incurred $2.4 million of fees and a prepayment premium and expensed $1.4 million of unamortized debt issue costs. These amounts were recognized as a “Loss on extinguishment of debt” in the Consolidated Statement of Operations. For the three and six months ended June 30, 2013, we reported $3.8 million as a loss on extinguishment of debt.

Gain (loss) on derivatives: In connection with obtaining the $40.0 million and $75.0 million secured debt facilities in January and July 2011, respectively, we entered into performance based arranger fees (“Performance Based Arranger Fee”) that we are accounting for as embedded derivatives. As a result of the fair value measurement at June 30, 2014 and 2013, respectively, the loss associated with the embedded derivatives increased $1.5 million to a $0.3 million loss for the three months ended June 30, 2014 from a $1.2 million gain for the same period in 2013, and from the measurement at January 1, 2014, and January 1, 2013, respectively, the loss associated with the embedded derivatives increased $0.9 million to a $0.2 million loss for the six months ended June 30, 2014 from a $0.7 million gain for the same period in 2013.

Other income (expense): For the three months ended June 30, 2014, other income increased $0.7 million to $0.2 million of income compared to $0.5 million of expense for the same period in 2013. For the three months ended June 30, 2014 and 2013, foreign currency gains (losses), a component of other expense, were zero and ($0.9) million, respectively.

For the six months ended June 30, 2014, other income increased $1.2 million to $0.3 million of income compared to $0.9 million loss for the same period in 2013. For the six months ended June 30, 2014 and 2013, foreign currency gains (losses), a component of other income, were ($0.1) million and ($1.1) million, respectively.

Income Taxes

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Income (loss) before income taxes:
United States	$(4,882)	$(5,543)	$(9,943)	$(9,193)
Foreign	4,458	(14,474)	7,899	(23,278)
	$(424)	$(20,017)	$(2,044)	$(32,471)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Income tax expense (benefit):
United States	$-	$(322)	$-	$668
Foreign	2,125	(55)	4,075	(715)
	$2,125	$(377)	$4,075	$(47)

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

The June 30, 2014 and December 31, 2013 balance of unrecognized tax benefits includes $0.7 million that, if recognized, would impact our effective income tax rate. Over the next 12 months, we do not anticipate any reduction in the balance. We have accrued interest and penalties related to unrecognized tax benefits of $46,000 at both June 30, 2014 and December 31, 2013. Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of income tax expense in the Consolidated Statement of Operations.

Net Loss

For the three months ended June 30, 2014, our net loss decreased $17.1 million to a net loss of $2.5 million or ($0.02) per basic and diluted share from a net loss of $19.6 million or ($0.17) per basic and diluted share for the same period in 2013. For the six months ended June 30, 2014, our net loss decreased $26.3 million to a net loss of $6.1 million or ($0.05) per basic and diluted share from a net loss of $32.4 million or ($0.28) per basic and diluted share for the same period in 2013.

Liquidity, Capital Resources and Capital Expenditures

At June 30, 2014, we had cash and cash equivalents of $67.2 million, an accounts receivable balance of $20.7 million and a working capital deficit of $6.7 million.

At June 30, 2014, we had trade accounts payable and accrued liabilities of $15.1 million.

At June 30, 2014, our outstanding debt consisted of the 2015 Convertible Notes, whose net amount of $58.2 million includes the $59.9 million of principal reduced by $1.7 million of the remaining unamortized discount, and the 2017 Convertible Notes, whose net amount of $152.8 million includes the $168.7 million of principal reduced by $15.9 million of the remaining unamortized discount. At June 30, 2014, the current and long-term portions of our long-term debt were $58.2 million and $152.8 million, respectively.

	For the Six Months Ended
	June 30,
Cash Flows	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$29,076	$(1,762)
Investing activities	(18,993)	57,277
Financing activities	(277)	(35,223)

Operating Activities

Cash provided by operating activities increased by $30.9 million to a source of cash of $29.1 million for the six months ended June 30, 2014 from a use of cash of $1.8 million for the same period in 2013. The change in cash flows before changes in operating assets and liabilities provided an increase in the source of cash of $26.6 million due to higher revenues and lower lease operating expenses and standby costs. Changes in cash flow as a result of changes in operating assets and liabilities provided a increase in the source of cash of $4.3 million. The increase in the source of cash is due to the changes in liabilities (accrued liabilities of $14.7 million and income taxes payable of $11.9 million, partially offset by the change in accounts payable of $19.2 million) providing an increase in the source of cash of $7.4 million. Partially offsetting these amounts are changes in assets (accounts receivable of $15.4 million, partially offset by changes in value-added tax receivables, inventory and other assets of $12.0 million) providing a decrease in the source of cash of $3.1 million.

Investing Activities

Net cash used in investing activities increased by $76.3 million to $19.0 million for the six months ended June 30, 2014 from a source of cash of $57.3 million for the same period in 2013. The increase in cash used in investing activities is due to a release of restricted cash of $63.7 million from principal repayments of the $75.0 million secured debt facility and the $40.0 million secured debt facility in the first three months of 2013 compared to $0.2 million change in restricted cash in the first three months of 2014, and increased capital expenditures of $13.8 million in 2014 due to our development initiatives for the exploration and production of our onshore oil and natural gas reserves. Partially offsetting these amounts is the change in the purchase of investment securities of $1.0 million in 2013.

2014 Capital Expenditures

During the six months ended June 30, 2014, we incurred net capital expenditures of approximately $19.3 million associated with our development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

The capital expenditures added were approximately $13.3 million related to the exploration of Block XXIII, which included capitalized interest of $0.8 million, approximately $5.1 million of costs related to the power plant, which consisted of capitalized interest of $4.7 million, and other capital expenditures incurred were approximately $0.9 million, which included capitalized interest of $0.5 million.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012. Pursuant to the carry agreement, Pacific Rubiales provided funding for 100% of capital expenditures for Block Z-1 of $69.9 million for the six months ended June 30, 2014. These gross capital expenditures include approximately $32.1 million related to the CX-15 development drilling program, approximately $31.0 million related to the development drilling program in Albacora and expenditures incurred related to the CX-15 platform of approximately $0.9 million.

Financing Activities

Cash used in financing activities decreased by $34.9 million to a use of cash of $0.3 for the six months ended June 30, 2014, compared to a use of cash of $35.2 million for the same period in 2013. The decrease in cash used in financing activities is due to debt repayments of $46.1 million in 2013 compared to zero in 2014 (the repayment of $38.9 million under the $75.0 million secured facility in 2013 and the repayment of $7.2 million under the $40.0 million secured facility in 2013) and debt issue costs and other of $3.6 million in 2013 compared to $0.3 million in 2014, partially offset by debt borrowings in 2013 of $14.5 million compared to zero in 2014 (drawdown of $14.5 million from the $40.0 secured debt facility in May 2013).

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

Debt Obligations

At June 30, 2014 and December 31, 2013, debt consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)

Convertible Notes, 8.5%, due October 2017, net of discount of ($15.9) million at June 30, 2014 and ($18.3) million at December 31, 2013	$152,787	$125,416
Convertible Notes, 6.5%, due March 2015, net of discount of ($1.7) million at June 30, 2014 and ($4.4) million at December 31, 2013	58,169	81,523
	210,956	206,939
Less: Current maturity of long-term debt	58,169	-
Long-term debt, net	$152,787	$206,939

Convertible Notes due 2017

During the third quarter of 2013, we closed on an offering for an aggregate principal amount of $143.8 million of convertible notes due 2017 which includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the 2017 Convertible Notes in addition to the original offering of $125.0 million. The 2017 Convertible Notes are general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and rank senior in the right of payment to all of our existing and future subordinated debt.  The 2017 Convertible Notes are effectively subordinate to any secured indebtedness we may have to the extent of the value of the assets collateralizing such indebtedness.  The 2017 Convertible Notes are not guaranteed by our subsidiaries. In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. As a result, we have $168.7 million principal amount of 2017 Convertible Notes outstanding at June 30, 2014.

The interest rate on the 2017 Convertible Notes is 8.50% per year with interest payments due on April 1st and October 1st of each year.  The 2017 Convertible Notes mature with repayment of the $168.7 million principal amount (assuming no conversion) on October 1, 2017 (the “2017 Maturity Date”).

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

As a result of the exchange during the second quarter of 2014, we estimated our non-convertible borrowing rate at the date of issuance of the $25.0 million 2017 Convertible Notes to be 7.89%. The 7.89% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as us and was obtained through a quote from a financial advisor. Using the income method and discounting the principal and interest payments of the 2017 Convertible Notes with the 7.89% non-convertible borrowing rate, we estimated the fair value of the $25.0 million 2017 Convertible Notes to be approximately $25.4 million, with the premium being approximately $0.4 million. The value of the equity component was estimated at $0.5 million. The premium is being amortized as non-cash interest expense over the life of the 2017 Convertible Notes using the effective interest method. In addition, approximately $0.3 million of fees were considered debt issue costs that are being amortized as a non-cash interest expense over the life of the notes using the effective interest method. We recognized a loss on this transaction of approximately $0.9 million and this loss was included in the “Loss on extinguishment of debt” in the consolidated statement of operations in the second quarter of 2014. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The following table is the estimated remaining cash payments as of June 30, 2014, including interest payments related to the 2017 Convertible Notes, assuming no conversion (in thousands):

Year
2014	$7,170
2015	14,340
2016	14,340
2017	183,051
Total estimated remaining cash payments related to the 2017 Convertible Notes	$218,901

We evaluated the 2013 Indenture for the 2017 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of June 30, 2014, the net amount of $152.8 million includes the $168.7 million of principal reduced by $15.9 million of the remaining unamortized discount. The remaining unamortized discount of $15.9 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2017 Convertible Notes, which mature in October 2017.  At June 30, 2014, using the conversion rate of 249.5866 shares per $1,000 principal amount of the 2017 Convertible Notes, if the $168.7 million of principal were converted into shares of common stock, the notes would convert into approximately 42.1 million shares of common stock.  As of June 30, 2014, there is no excess if-converted value to the holders of the 2017 Convertible Notes as the price of our common stock at June 30, 2014, $3.08 per share, is less than the conversion price.

The annual effective interest rate on the 2017 Convertible Notes, including the amortization of debt issue costs, is approximately 12.5%.

The following table is the amount of interest expense related to the 2017 Convertible Notes, disregarding capitalized interest considerations, for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Interest expense related to the contractual interest coupon	$3,530	$-	$6,585	$-
Amortization of debt discount expense	994	-	1,953	-
Amortization of debt issue costs	157	-	292	-
Interest expense related to the 2017 Convertible Notes	$4,681	$-	$8,830	$-

Convertible Notes due 2015

During the first quarter of 2010, we closed on a private offering for an aggregate principal amount of $170.9 million of convertible notes due 2015. The 2015 Convertible Notes are our general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are subordinate to all of our secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by our subsidiaries. In September 2013, we repurchased $85.0 million of the aggregate principal amount of the $170.9 million 2015 Convertible Notes leaving a principal balance of $85.9 million. In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. As a result, we have $59.9 million principal amount of 2015 Convertible Notes outstanding at June 30, 2014.

The interest rate on the 2015 Convertible Notes is 6.50% per year with interest payments due on March 1st and September 1st of each year.  The 2015 Convertible Notes mature with repayment of the remaining principal balance of $59.9 million (assuming no conversion) on March 1, 2015 (the “2015 Maturity Date”).

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

In September 2013, we repurchased $85.0 million of aggregate principal amount of the 2015 Convertible Notes. As a result of the $85.0 million repurchase during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt and the remaining $72.8 million of the repayment was considered an exchange of debt and not deemed a substantial modification of debt. The $85.0 million of 2015 Convertible Notes were repurchased with an approximate discount of 10%. We recognized a gain on the retirement of the debt of approximately $0.2 million and this gain was included in the “Loss on extinguishment of debt” in the consolidated statement of operations in the third quarter of 2013. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

As a result of the exchange during the second quarter of 2014, the $26.0 million of aggregate principal amount of 2015 Convertible Notes exchanged was considered a retirement of debt and deemed a substantial modification of debt. The $26.0 million of 2015 Convertible Notes were exchanged with an approximate discount of 4%. We recognized a loss on the retirement of the debt of approximately $0.3 million and this loss was included in the “Loss on extinguishment of debt” in the consolidated statement of operations in the second quarter of 2014. For further information on debt issue costs see Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The following table is the estimated remaining cash payments as of June 30, 2014, including interest payments related to the 2015 Convertible Notes, assuming no conversion (in thousands):

Year
2014	$1,946
2015	61,837
Total estimated remaining cash payments related to the 2015 Convertible Notes	$63,783

We evaluated the 2010 Indenture for the 2015 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging.” Therefore, no additional amounts have been recorded for those items.

As of June 30, 2014, the net amount of $58.2 million of 2015 Convertible Notes outstanding includes the $59.9 million of principal reduced by $1.7 million of the remaining unamortized discount. The remaining unamortized discount of $1.7 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2015 Convertible Notes, which mature in March 2015.  At June 30, 2014, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $59.9 million of principal were converted into shares of common stock, the notes would convert into approximately 10.1 million shares of common stock.  As of June 30, 2014, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of our common stock at June 30, 2014, $3.08 per share, is less than the conversion price.

For the three and six months ended June 30, 2014, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.0%.

The following table is the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Interest expense related to the contractual interest coupon	$1,043	$2,777	$2,439	$5,555
Amortization of debt discount expense	707	1,862	1,592	3,653
Amortization of debt issue costs	187	250	426	495
Interest expense related to the 2015 Convertible Notes	$1,937	$4,889	$4,457	$9,703

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

Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Performance bonds totaling $5.7 million for properties in Peru	$3,459	$3,459
Performance obligations and commitments for the gas-to-power site	650	650
Secured letters of credit	-	250
$40.0 million secured debt facility	1,000	1,000
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$5,109	$5,359

Current portion of restricted cash as of the end of the period	$1,000	$1,250

Long-term portion of restricted cash as of the end of the period	$4,109	$4,109

The $75.0 million secured debt facility we entered into in July 2011 required us to establish a $2.5 million debt service reserve account during the first 15 months the debt facility was outstanding.  After the first 15-month period, we were required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date. The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $75.0 million secured debt facility in the amount of outstanding principal. The remaining principal balance related to the $75.0 million secured debt facility was repaid in May 2013 utilizing the funds in the debt service reserve account related to this debt facility, bringing both the current and non-current balances to zero at June 30, 2014. The restricted cash balance related to the current and non-current portion of the $75.0 million secured debt financing was zero at December 31, 2013.

The $40.0 million secured debt facility we entered into in January 2011 required us to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The requirement was amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to increase the funding of the debt service reserve account related to the $40.0 million secured debt facility to the amount of outstanding principal. The requirement was subsequently changed when we amended and restated the $40.0 million secured debt facility in May 2013 for us to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The remaining principal balance related to the $40.0 million secured debt facility was repaid in September 2013 utilizing $3.8 million of funds from the debt service reserve account related to this debt facility. As a result of the repayment of the remaining principal balance of the $40.0 million secured debt facility, it was agreed that the restricted cash balance would remain at $1.0 million relating to the performance based arranger fee for the $75.0 million secured debt facility through July 2014. Therefore the restricted cash balance related to the current and non-current portion of the $40.0 million secured debt financing was $1.0 million and zero, respectively, at June 30, 2014. The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $1.0 million and zero, respectively, at December 31, 2013. In July 2014 the $1.0 million was released to us and the debt service reserve account was terminated.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, legal requirements or rental practices.

Revision to the 2014 Estimated Capital and Exploratory Expenditures Budget

Our $20.0 million estimated planned capital and exploratory expenditures onshore include $13.0 million for shallow drilling activities at Block XXIII as well as $7.0 million of other geological, geophysical and engineering activities.

Our 51% share of the Block Z-1 capital investments, of which $81.3 million is to be fully carried by Pacific Rubiales, is estimated at $93.0 million ($182.0 million gross). Our planned activities at Block Z-1 include $40.0 million of CX-15 developmental drilling for 6 wells, $36.0 million of Albacora developmental drilling for 4 wells plus a sidetrack, and $17.0 million for projects and engineering and other expenditures.

Our total estimated capital expenditures, excluding capitalized interest, is approximately $31.7 million. This includes $20.0 million for our three onshore blocks in which we hold 100% working interests, and $11.7 million for the capital and exploratory expenditures for offshore Block Z-1, which would be the amount that could exceed the $81.3 million carry amount available to us from Pacific Rubiales, should the estimated investments be all incurred.

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

On April 27, 2012, we and Pacific Rubiales executed a SPA under which we formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru, and Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1. Pursuant to the SPA, Pacific Rubiales agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012. The transaction provided for certain sale adjustments based upon the collection of revenues, the payment of expenses and income taxes attributable to the properties that took place after an effective date of January 1, 2012 and prior to the closing, which was effective on December 14, 2012. These amounts were considered settled by adjusting down the unused portion of the agreed funding amount of $185.0 million. At June 30, 2014, based on our share of 2014 Block Z-1 capital and exploratory expenditures credited against the carry amount, and the sale adjustments, the carry amount available for our portion of future capital and exploratory expenditures in Block Z-1 was $45.6 million.

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

In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. As a result, we have $59.9 million principal amount of 2015 Convertible Notes outstanding and $168.7 million principal amount of 2017 Convertible Notes outstanding.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs— Contracts with Customers. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Also, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

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

Interest Rate Risk

As of June 30, 2014, we had long-term debt of approximately $152.8 million and current maturities of long-term debt of approximately $58.2 million.

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

The fair value of our 2017 Convertible Notes and 2015 Convertible Notes as compared to the carrying value at June 30, 2014 and December 31, 2013, was as follows:

	June 30, 2014		December 31, 2013

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Convertible Notes, 8.5%, due October 2017, net of discount of ($15.9) million at June 30, 2014 and ($18.3) million at December 31, 2013 (1)	$152,787	$202,076	$125,416	$130,094
Convertible Notes, 6.5%, due March 2015, net of discount of ($1.7) million at June 30, 2014 and ($4.4) million at December 31, 2013 (2)	58,169	60,684	81,523	79,663

(1)

We estimated the fair value of the 2017 Convertible Notes to be approximately $202.1 million and $130.1 million at June 30, 2014 and December 31, 2013, respectively, based on observed market prices for the same or similar type of debt issues.

(2)

We estimated the fair value of the 2015 Convertible Notes to be approximately $60.7 million and $79.7 million at June 30, 2014 and December 31, 2013, respectively, based on observed market prices for the same or similar type of debt issues.

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

For the three months ended June 30, 2014 and 2013, foreign currency gains (losses) were zero and ($0.9) million, respectively.

For the six months ended June 30, 2014 and 2013, foreign currency gains (losses) were ($0.1) million and ($1.1) million, respectively.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BPZ RESOURCES, INC.

Date: August 8, 2014	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director