Form 10-Q
period 2014-09-30
BPZ RESOURCES, INC.
filed 2014-11-07
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

As of October 31, 2014, there were 118,656,863 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$79,496	$57,395
Accounts receivable	6,597	21,630
Income taxes receivable	2,007	2,134
Value-added tax receivable	2,273	10,490
Inventory	13,171	17,368
Restricted cash	-	1,250
Prepaid and other current assets	5,082	5,419

Total current assets	108,626	115,686

Property, equipment and construction in progress, net	186,785	217,753
Restricted cash	4,109	4,109
Other non-current assets	6,080	5,065
Investment in Ecuador property, net	509	534
Deferred tax asset	58,203	63,602

Total assets	$364,312	$406,749

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,688	$3,127
Accrued liabilities	11,837	11,246
Other liabilities	40,849	24,494
Accrued interest payable	324	5,119
Derivative financial instruments	-	30
Current maturity of long-term debt	58,849	-

Total current liabilities	118,547	44,016

Asset retirement obligation	2,920	1,564
Other non-current liabilities	-	16,755
Long-term debt, net	153,780	206,939

Total long-term liabilities	156,700	225,258

Commitments and contingencies (Note 19 and 20)

Stockholders’ equity:
Preferred stock, no par value, 25,000 authorized; none issued and outstanding	-	-
Common stock, no par value, 250,000 authorized; 118,652 and 117,526 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	572,062	569,061
Accumulated deficit	(482,997)	(431,586)

Total stockholders’ equity	89,065	137,475
Total liabilities and stockholders’ equity	$364,312	$406,749

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenue:
Oil revenue, net	$20,174	$12,500	$65,268	$38,557
Other revenue	176	29	313	99

Total net revenue	20,350	12,529	65,581	38,656

Operating and administrative expenses:
Lease operating expense	9,383	5,319	21,350	20,094
General and administrative expense	5,259	6,572	17,831	18,498
Geological, geophysical and engineering expense	705	857	2,796	1,961
Depreciation, depletion and amortization expense	4,087	7,246	16,202	22,105
Standby costs	-	705	-	4,073
Other operating expense	-	2,683	-	2,683
Asset impairments	41,000	-	41,000	-

Total operating and administrative expenses	60,434	23,382	99,179	69,414

Operating income (loss)	(40,084)	(10,853)	(33,598)	(30,758)

Other income (expense):
Income (loss) from investment in Ecuador property, net	242	(8)	225	161
Interest expense, net	(3,296)	(3,559)	(10,646)	(12,137)
Loss on extinguishment of debt	-	(3,436)	(1,245)	(7,222)
Gain (loss) on derivatives	241	(457)	2	272
Interest income	428	128	778	175
Other expense	(195)	(2,907)	(224)	(4,054)

Total other expense, net	(2,580)	(10,239)	(11,110)	(22,805)

Loss before income taxes	(42,664)	(21,092)	(44,708)	(53,563)

Income tax expense (benefit)	2,628	(5,771)	6,703	(5,818)

Net loss	$(45,292)	$(15,321)	$(51,411)	$(47,745)

Basic net loss per share	$(0.39)	$(0.13)	$(0.44)	$(0.41)
Diluted net loss per share	$(0.39)	$(0.13)	$(0.44)	$(0.41)

Basic weighted average common shares outstanding	116,399	116,009	116,262	115,911
Diluted weighted average common shares outstanding	116,399	116,009	116,262	115,911

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(51,411)	$(47,745)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,342	2,641
Depreciation, depletion and amortization	16,202	22,105
Amortization of investment in Ecuador property	25	89
Deferred income taxes	5,312	(8,951)
Loss on disposition of assets	-	2,683
Asset impairments	41,000	-
Loss on extinguishment of debt	1,245	7,222
Amortization of discount and deferred financing fees	6,273	7,177
Gain on derivatives	(2)	(272)
Other non-cash items included in net loss	(33)	522
Changes in operating assets and liabilities:
Decrease in accounts receivable	15,033	19,438
Decrease in value-added tax receivable	7,895	9,727
Decrease in inventory	4,522	1,749
Increase in other assets	(1,389)	(862)
Decrease in income taxes receivable	217	-
Increase (decrease) in accounts payable	3,561	(16,317)
Decrease in accrued liabilities	(4,204)	(22,568)
Decrease in income taxes payable	-	(11,704)
Decrease in other liabilities	(400)	(1,204)
Net cash provided by (used in) operating activities	46,188	(36,270)

Cash flows from investing activities:
Property and equipment additions	(25,171)	(8,229)
Decrease in restricted cash	1,250	67,440
Proceeds from maturity of investment securities	-	1,000
Purchase of investment securities	-	(1,000)
Net cash provided by (used in) investing activities	(23,921)	59,211

Cash flows from financing activities:
Borrowings	-	78,355
Repayments of borrowings	-	(99,107)
Deferred and other loan fees	(324)	(6,782)
Proceeds from exercise of stock options, net	129	-
Proceeds from sale of common stock, net	29	36
Net cash used in financing activities	(166)	(27,498)

Net increase (decrease) in cash and cash equivalents	22,101	(4,557)
Cash and cash equivalents at beginning of period	57,395	83,540
Cash and cash equivalents at end of period	$79,496	$78,983

Supplemental cash flow information:
Cash paid for:
Interest	$18,412	$16,752
Income tax	1,378	14,131
Non — cash items:
Convertible debt exchanged	26,000	72,850
Depletion allocated to production inventory	292	27
Asset retirement obligation capitalized to property and equipment, net of revisions	1,259	-
Property and equipment transferred to / from current assets / liabilities or other non-current assets	-	952

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Organization

BPZ Resources, Inc., (together with its subsidiaries, collectively referred to as the “Company” or “BPZ” unless the context requires otherwise) a Texas corporation, is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. The Company is an independent oil and gas company focused on the exploration, development and production of oil and natural gas in Peru, and to a lesser extent, Ecuador. The Company also intends to utilize part of its planned future natural gas production as a supply source for the development of a gas-fired power generation facility which may be wholly- or partially-owned by the Company, or may be wholly-owned by a third party.

The Company maintains a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”), registered in Peru through its wholly-owned subsidiary, BPZ Energy, LLC, a Texas limited liability company, and its subsidiary, BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership. Currently, the Company, through BPZ E&P, has license agreements for oil and gas exploration and production covering approximately 2.2 million gross (1.9 million net) acres, in four blocks in northwest Peru and off the northwest coast of Peru in the Gulf of Guayaquil. The Company’s license contracts cover ownership of the following properties: 51% working interest in Block Z-1 (0.6 million gross acres), 100% working interest in Block XIX (0.5 million gross acres), 100% working interest in Block XXII (0.9 million gross acres) and 100% working interest in Block XXIII (0.2 million gross acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and the Blocks XXII and XXIII contracts were signed in November 2007. Generally, according to the Organic Hydrocarbon Law No. 26221 and the regulations thereunder (the “Organic Hydrocarbon Law” or “Hydrocarbon Law”), the seven-year term for the exploration phase can be extended in each contract by up to an additional three years to a maximum of ten years. However, this exploration extension is subject to government approval and specific provisions of each license contract can vary the exploration phase of the contract as established by the Hydrocarbon Law. The license contracts require the Company to conduct specified activities in the respective blocks during each exploration period in the exploration phase. If the exploration activities are successful, the Company may decide to enter the exploitation phase and the total contract term can extend up to 30 years for oil production and up to 40 years for gas production. In the event a block contains both oil and gas, as is the case in the Company’s Block Z-1 contract, the 40-year term may apply to oil production as well. The Company’s estimate of proved reserves has been prepared under the assumption that the Company’s license contract will allow production for the possible 40-year term for both oil and gas.

The Company owns a 10% non-operating net profits interest in an oil and gas producing property, Block 2, located in the southwest region of Ecuador (the “Santa Elena Property”). In May 2013, the license agreement and operating agreement covering the property were extended from May 2016 to December 2029.

The Company is in the process of developing its Peruvian oil and gas reserves.  The Company entered commercial production for Block Z-1 in November 2010 and produces and sells oil from the Corvina and Albacora fields under the Company’s current sales contracts. The Company completed the installation of the new CX-15 platform in the Corvina field to continue the development of the field. In July 2013, the Company spudded the first development well from the new CX-15 platform. The Company also spudded a development well from the A platform in the Albacora field of Block Z-1 in September 2013. The Company spudded an exploratory well in Block XXIII in January 2014.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), which creates Subtopic 205-40, Presentation of Financial Statements— Going Concern. ASU 2014-15 requires management to assess the entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods therein. The Company is currently evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on its financial position and results of operations.

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

The September 30, 2014 and December 31, 2013 carry amounts were $23.8 million and $81.3 million, respectively.

At September 30, 2014 and December 31, 2013, the Company reflected $40.7 million and $23.9 million, respectively, as other current liabilities and zero and $16.8 million, respectively, as other non-current liabilities for exploratory expenditures related to Block Z-1 funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by the Company and Pacific Rubiales under the terms of the SPA.

Note 3 — Receivables, Accounts Payable and Accrued Liabilities

Accounts Receivable

Below is a summary of accounts receivable as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Commodity sales	$5,618	$2,303
Accounts receivable - joint venture	-	12,230
Other	979	7,097
Accounts receivable	$6,597	$21,630

At September 30, 2014 and December 31, 2013, accounts receivable other consisted of $0.7 million and $7.0 million due to the Company from the Company’s joint venture partner for services and materials provided directly to the joint venture partner.

Income Taxes Receivable

The Company’s September 30, 2014 and December 31, 2013 income tax receivable amounts were $2.0 million and $2.1 million, respectively.

Value-Added Tax Receivable

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 18%.

The Company is recovering its IGV receivable with IGV payables associated with oil sales under the normal IGV recovery process.

Activity related to the Company’s value-added tax receivable for the nine months ended September 30, 2014 and the year ended December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Value-added tax receivable as of the beginning of the period	$12,262	$21,784
IGV accrued related to expenditures during period	9,916	12,722
IGV reduced related to sale of oil during period	(17,812)	(22,244)
Value-added tax receivable as of the end of the period	$4,366	$12,262

Current portion of value-added tax receivable as of the end of the period	$2,273	$10,490

Long-term portion of value-added tax receivable as of the end of the period	$2,093	$1,772

See Note-5, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information on the long-term portion of the value-added tax receivable.

Accounts Payable and Accrued Liabilities

Below is a summary of accounts payable as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Accounts payable - joint venture	$4,236	$-
Other accounts payable	2,452	3,127
Accounts payable	$6,688	$3,127

The September 30, 2014 and December 31, 2013 accrued liabilities amounts were $11.8 million and $11.2 million, respectively.

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

Below is a summary of inventory as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Tubular goods, accessories and spare parts	$9,976	$15,534
Crude oil	3,195	1,834
Inventory	$13,171	$17,368

	September 30, 2014	December 31, 2013
Crude oil (barrels)	51,715	24,866
Crude oil (cost per barrel)	$61.78	$73.77

Note 5 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of prepaid and other current assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Prepaid expenses and other	$3,332	$4,327
Prepaid insurance	1,750	1,092
Prepaid and other current assets	$5,082	$5,419

Prepaid expenses and other are related to prepayments for drilling services, equipment rental and material procurement and deposits that are rent deposits in connection with the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors’ and officers’ insurance policies.

Below is a summary of other non-current assets as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(in thousands)
Debt issue costs, net	$3,987	$3,293
Value-added tax receivable	2,093	1,772
Other non-current assets	$6,080	$5,065

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

The Company incurred $4.8 million of original debt issue costs in the first quarter of 2010 associated with the issuance of an aggregate principal amount of $170.9 million of convertible notes due 2015 (the “2015 Convertible Notes”). The debt issue costs are being amortized over the life of the 2015 Convertible Notes, using the effective interest method. As a result of the repurchase of $85.0 million aggregate principal amount of 2015 Convertible Notes during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt and approximately $0.1 million of unamortized debt issue costs were expensed. The remaining $72.8 million of the repayment was considered an exchange of debt and not deemed a substantial modification of debt. The remaining unamortized debt issue costs are being amortized over the remaining life of the 2015 Convertible Notes, using the effective interest method. In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes was exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. The $26.0 million of the exchange was considered a retirement of debt and approximately $0.3 million of unamortized debt issue costs were expensed as part of the “Loss on extinguishment of debt.” The remaining unamortized debt issue costs of $0.6 million are being amortized over the remaining life of the 2015 Convertible Notes, using the effective interest method.

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

The following table shows the amount of debt issue costs amortized into interest expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Amortization of debt issue costs	$336	$577	$1,054	$1,995
	$336	$577	$1,054	$1,995

For further information regarding the Company’s debt, see Note-10, “Debt Obligations.”

At September 30, 2014 and December 31, 2013, the Company classified $2.1 million and $1.8 million, respectively, of its value-added tax receivable balance as a long-term asset as it believed it would take longer than one year to receive the benefit of this portion of the value-added tax receivable. For further information, see Note-3, “Receivables, Accounts Payable and Accrued Liabilities.”

Note 6 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Construction in progress:
Power plant and related equipment	$49,801	$82,928
Platforms and wells	30,447	12,505
Pipelines and processing facilities	882	846
Other	597	556
Producing properties (successful efforts method of accounting)	142,713	140,937
Producing equipment	40,209	40,209
Barge and related equipment	52,703	53,969
Office equipment, leasehold improvements and vehicles	9,141	9,122
Accumulated depletion, depreciation and amortization	(139,708)	(123,319)
Property, equipment and construction in progress, net	$186,785	$217,753

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

Suspended Exploratory Well Costs

Exploratory well costs capitalized greater than one year after completion of drilling were $6.6 million as of September 30, 2014, and December 31, 2013. The exploratory well costs relate to the CX11-16X gas well that was drilled in 2007, which tested sufficient quantities of gas and is currently shut-in until such time as a market is established for selling the gas. The Company plans to use the gas from the CX11-16X well for its gas-to-power project. See Note-19, “Commitments and Contingencies” for further information on the gas-to-power project.

Capital Expenditures

During the nine months ended September 30, 2014, the Company incurred net capital expenditures of approximately $26.4 million associated with its development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

The capital expenditures added were approximately $17.5 million related to the exploration of Block XXIII, which included capitalized interest of $1.6 million, approximately $7.7 million of costs related to the power plant, which consisted of capitalized interest of $7.1 million, and other capital expenditures incurred of approximately $1.2 million, which included capitalized interest of $0.6 million.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012. Pursuant to the Carry Agreement, Pacific Rubiales provided funding for 100% of capital expenditures for Block Z-1 of $112.9 million for the nine months ended September 30, 2014. These gross capital expenditures include approximately $46.5 million related to the CX-15 development drilling program, approximately $44.5 million related to the development drilling program in Albacora and expenditures related to the Piedra Redonda platform of approximately $4.9 million, the Delfin platform of approximately $4.6 million and the CX-15 platform of approximately $2.0 million.

Asset Impairments

In connection with the Company’s periodic evaluation of assets for recoverability, the Company revised its view of the Power plant and related equipment, due to recent developments that may change the extent or manner in which the asset may be used. Using a probability weighted average income approach of different courses of action available to the Company, the Company compared the undiscounted cash flows to the carrying value of the assets. The fair value of the assets was determined using a discounted cash flow models using the same methodology. As a result, the assets are considered to be impaired, and the Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets. The Company recorded an impairment loss related to Power plant and related equipment in the third quarter of 2014 of $41.0 million. See Note-13, “Fair Value Measurements and Disclosures” for further information.

The following table shows the amount of interest expense capitalized to construction in progress for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Interest expense capitalized	$3,300	$2,237	$9,250	$7,228

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

Activity related to the Company’s ARO for the nine months ended September 30, 2014 and the year ended December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
ARO as of the beginning of the period	$1,564	$2,708
Liabilities incurred during period	1,259	204
Accretion expense	97	238
Revisions in estimates during period	-	(1,586)
ARO as of the end of the period	$2,920	$1,564

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

Below is a summary reflecting the Company’s income (loss) from the investment in the Ecuador property for the three and nine months ended September 30, 2014 and 2013, respectively, and the investment in the Ecuador property at September 30, 2014 and December 31, 2013, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Distributions received from investment in Ecuador property	$250	$-	$250	$250
Amortization of investment in Ecuador property	(8)	(8)	(25)	(89)
Income (loss) from investment in Ecuador property, net	$242	$(8)	$225	$161

	September 30,	December 31,
	2014	2013
	(in thousands)
Investment in Ecuador property, net	$509	$534

In 2013, in order to extend the term of the contract from 2016 to 2029, the Consortium, which includes the Company and three other partners, agreed to additional work commitments to increase production in the Santa Elena field. The Company’s total share of this commitment over the remaining life of the contract is $5.0 million (the Company’s 10% non-operating net profits interest) which amount is due for the remainder of 2014 through 2028. This commitment is expected to be funded by cash on hand, cash generated from new production, or loans of the Consortium. If the Consortium does not have sufficient cash on hand, the Company may elect to make a cash contribution to the Consortium for its 10% share of the commitment. If the Company elects not to make its 10% share contribution of the commitment, it would lose its rights in the Consortium and the contract for the Santa Elena field.

Note 9 — Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Performance bonds totaling $5.7 million for properties in Peru	$3,459	$3,459
Performance obligations and commitments for the gas-to-power site	650	650
Secured letters of credit	-	250
$40.0 million secured debt facility	-	1,000
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$4,109	$5,359

Current portion of restricted cash as of the end of the period	$-	$1,250

Long-term portion of restricted cash as of the end of the period	$4,109	$4,109

The $75.0 million secured debt facility entered into by the Company in July 2011 required the Company to establish a $2.5 million debt service reserve account during the first 15 months the debt facility was outstanding.  After the first 15-month period, the Company was required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date. The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $75.0 million secured debt facility in the amount of outstanding principal. The remaining principal balance related to the $75.0 million secured debt facility was repaid in May 2013 utilizing the funds in the debt service reserve account related to this debt facility, bringing both the current and non-current balances to zero at September 30, 2014 and December 31, 2013.

The $40.0 million secured debt facility entered into by the Company in January 2011 required the Company to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The requirement was amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to increase the funding of the debt service reserve account related to the $40.0 million secured debt facility to the amount of outstanding principal. The requirement was subsequently changed when the Company amended and restated the $40.0 million secured debt facility in May 2013 for the Company to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The remaining principal balance related to the $40.0 million secured debt facility was repaid in September 2013 utilizing $3.8 million of funds from the debt service reserve account related to this debt facility. As a result of the repayment of the remaining principal balance in September 2013 of the $40.0 million secured debt facility, it was agreed that the restricted cash balance would remain at $1.0 million relating to the Performance Based Arranger Fee for the $75.0 million secured debt facility through July 2014. In July 2014 the $1.0 million was released to the Company and the debt service reserve account was terminated. Therefore, the restricted cash balance related to the current and non-current portion of the $40.0 million secured debt financing were both zero at September 30, 2014. The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $1.0 million and zero, respectively, at December 31, 2013.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, legal requirements or rental practices.

Note 10 — Debt Obligations

At September 30, 2014 and December 31, 2013, debt consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)

Convertible Notes, 8.5%, due October 2017, net of discount of ($14.9) million at September 30, 2014 and ($18.3) million at December 31, 2013	$153,780	$125,416
Convertible Notes, 6.5%, due March 2015, net of discount of ($1.1) million at September 30, 2014 and ($4.4) million at December 31, 2013	58,849	81,523
	212,629	206,939
Less: Current maturity of long-term debt	58,849	-
Long-term debt, net	$153,780	$206,939

Convertible Notes due 2017

During the third quarter of 2013, the Company closed on an offering for an aggregate principal amount of $143.8 million of convertible notes due 2017, which includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the 2017 Convertible Notes in addition to the original offering of $125.0 million. The 2017 Convertible Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness and rank senior in the right of payment to all of our existing and future subordinated debt.  The 2017 Convertible Notes are effectively subordinate to any secured indebtedness the Company may have to the extent of the value of the assets collateralizing such indebtedness.  The 2017 Convertible Notes are not guaranteed by the Company’s subsidiaries. In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. As a result, the Company has $168.7 million principal amount of 2017 Convertible Notes outstanding at September 30, 2014.

The interest rate on the 2017 Convertible Notes is 8.50% per year with interest payments due on April 1st and October 1st of each year.  The 2017 Convertible Notes mature with repayment of the $168.7 million principal amount (assuming no conversion) on October 1, 2017 (the “2017 Maturity Date”).

The conversion rate is 249.5866 shares per $1,000 principal amount (equal to an initial conversion price of approximately $4.0066 per share of common stock). Upon conversion, if conversion is elected by the noteholders, the Company must deliver, at its option, either (1) a number of shares of its common stock determined as set forth in the Indenture dated September 24, 2013 (the “2013 Indenture”), (2) cash, or (3) a combination of cash and shares of its common stock.

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

The following table shows the estimated remaining cash payments as of September 30, 2014, including interest payments related to the 2017 Convertible Notes, assuming no conversion (in thousands):

Year
2014	$-
2015	14,340
2016	14,340
2017	183,051
Total estimated remaining cash payments related to the 2017 Convertible Notes	$211,731

The Company evaluated the 2013 Indenture for the 2017 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of September 30, 2014, the net amount of $153.8 million includes the $168.7 million of principal reduced by $14.9 million of the remaining unamortized discount. The remaining unamortized discount of $14.9 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2017 Convertible Notes, which mature in October 2017.  At September 30, 2014, using the conversion rate of 249.5866 shares per $1,000 principal amount of the 2017 Convertible Notes, if the $168.7 million of principal were converted into shares of common stock, the notes would convert into approximately 42.1 million shares of common stock.  As of September 30, 2014, there is no excess if-converted value to the holders of the 2017 Convertible Notes as the price of the Company’s common stock at September 30, 2014, $1.91 per share, is less than the conversion price.

The annual effective interest rate on the 2017 Convertible Notes, including the amortization of debt issue costs, is approximately 12.5%.

The following table shows the amount of interest expense related to the 2017 Convertible Notes, disregarding capitalized interest considerations, for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Interest expense related to the contractual interest coupon	$3,585	$204	$10,170	$204
Amortization of debt discount expense	994	-	2,947	-
Amortization of debt issue costs	159	-	451	-
Interest expense related to the 2017 Convertible Notes	$4,738	$204	$13,568	$204

Convertible Notes due 2015

During the first quarter of 2010, the Company closed on a private offering for an aggregate principal amount of $170.9 million of convertible notes due 2015. The 2015 Convertible Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are subordinate to all of the Company’s secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by the Company’s subsidiaries. In September 2013, the Company repurchased $85.0 million of the aggregate principal amount of the $170.9 million 2015 Convertible Notes, leaving a principal balance of $85.9 million. In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. As a result, the Company has $59.9 million principal amount of 2015 Convertible Notes outstanding at September 30, 2014.

The interest rate on the 2015 Convertible Notes is 6.50% per year with interest payments due on March 1st and September 1st of each year.  The 2015 Convertible Notes mature with repayment of the remaining principal balance of $59.9 million (assuming no conversion) on March 1, 2015 (the “2015 Maturity Date”).

The initial conversion rate of 148.3856 shares per $1,000 principal amount (equal to an initial conversion price of approximately $6.74 per share of common stock) was adjusted on February 3, 2011 in accordance with the terms of the Indenture dated February 8, 2010 (the “2010 Indenture”). As a result, the conversion rate and conversion price changed to 169.0082 shares per $1,000 principal amount and $5.9169 per share of common stock, respectively. Upon conversion, if conversion is elected by the noteholders, the Company must deliver, at its option, either (1) a number of shares of its common stock determined as set forth in the 2010 Indenture, (2) cash, or (3) a combination of cash and shares of its common stock.

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

The following table shows the estimated remaining cash payments as of September 30, 2014, including interest payments related to the 2015 Convertible Notes, assuming no conversion (in thousands):

Year
2014	$-
2015	61,837
Total estimated remaining cash payments related to the 2015 Convertible Notes	$61,837

The Company evaluated the 2010 Indenture for the 2015 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging.” Therefore, no additional amounts have been recorded for those items.

As of September 30, 2014, the net amount of $58.8 million of 2015 Convertible Notes outstanding includes the $59.9 million of principal reduced by $1.1 million of the remaining unamortized discount. The remaining unamortized discount of $1.1 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2015 Convertible Notes, which mature in March 2015.  At September 30, 2014, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $59.9 million of principal were converted into shares of common stock, the notes would convert into approximately 10.1 million shares of common stock.  As of September 30 2014, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of the Company’s common stock at September 30, 2014, $1.91 per share, is less than the conversion price.

For the three and nine months ended September 30, 2014, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.0%.

The following table shows the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Interest expense related to the contractual interest coupon	$973	$2,671	$3,412	$8,226
Amortization of debt discount expense	680	1,529	2,272	5,182
Amortization of debt issue costs	177	245	603	740
Interest expense related to the 2015 Convertible Notes	$1,830	$4,445	$6,287	$14,148

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

Interest Expense

The following table is a summary of interest expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Interest expense	$6,596	$5,796	$19,896	$19,365
Capitalized interest expense	(3,300)	(2,237)	(9,250)	(7,228)
Interest expense, net	$3,296	$3,559	$10,646	$12,137

Note 11 — Derivative Financial Instruments

Objective and Strategies for Using Derivative Instruments:

In connection with the $40.0 million secured debt facility through July 2013 and the $75.0 million secured debt facility through July 2014, the Company and Credit Suisse agreed that a portion of the arranger fee would be based on the performance for oil prices and be payable at each of the principal repayment dates.  The fee is calculated by multiplying the principal payment amount by the change in oil prices from the loan origination date and the oil price at each principal repayment date. Additionally, the fee is capped at 18% of the $40.0 million secured debt facility and 12% of the $75.0 million secured debt facility. The Performance Based Arranger Fee is being accounted for as an embedded financing derivative under ASC Topic 815, “Derivatives and Hedging” and, accordingly, is being recorded at fair value with any changes in value reflected as a gain or loss on derivatives in the accompanying Consolidated Statements of Operations. The following table sets forth a reconciliation of the changes in fair value of the Company’s derivative financial instruments for the nine months ended September 30, 2014 and the year ended December 31, 2013:

Derivative Financial Instruments Not Designated as Hedging Instruments

	2014	2013
	(in thousands)
Beginning fair value of derivatives	$30	$2,984
(Gain) loss on derivatives	(2)	(242)
Cash settlements paid	(28)	(2,712)
Ending fair value of derivatives	$-	$30

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)

Net loss	$(45,292)	$(15,321)	$(51,411)	$(47,745)

Shares:
Basic weighted average common shares outstanding	116,399	116,009	116,262	115,911

Incremental shares from assumed conversion of dilutive share based awards	-	-	-	-

Diluted weighted average common shares outstanding	116,399	116,009	116,262	115,911
Excluded share based awards (1) (2)	7,999	8,020	7,999	8,020
Excluded 2017 convertible debt shares (1)	42,108	35,878	42,108	35,878
Excluded 2015 convertible debt shares (1)	10,122	14,516	10,122	14,516

Basic net loss per share	$(0.39)	$(0.13)	$(0.44)	$(0.41)
Diluted net loss per share	$(0.39)	$(0.13)	$(0.44)	$(0.41)

(1) Inclusion of the shares for these awards would have had an antidilutive effect.
(2) Inclusion of the performance share units for these awards would have had an antidilutive effect. The actual number of performance share units earned may range from 0% to 200%.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation,” for the three and nine months ended September 30, 2014 and 2013, respectively, which are included in “General and administrative expense” on the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Employee stock—based compensation costs	$584	$879	$1,788	$2,183
Director stock—based compensation costs	179	157	548	450
Employee stock purchase plan costs	2	2	6	8
	$765	$1,038	$2,342	$2,641

Stock Option, Restricted Stock and Performance Share Plans

The Company has in effect the 2007 Long-Term Incentive Compensation Plan, as amended in 2010 and 2014 to increase the number of shares available (the “2007 LTIP”), and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and Directors’ Plan provide for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants and the employees of certain of the Company’s affiliates, as well as non-employee directors. The number of shares authorized under the amended 2007 LTIP and Directors’ Plan is 12.0 million and 4.0 million, respectively, which includes an additional 4.0 million shares related to the 2007 LTIP and 1.5 million shares related to the Directors’ Plan approved by the Company’s shareholders on June 20, 2014. As of September 30, 2014, approximately 4.5 million shares remain available for future grants under the 2007 LTIP and 1.8 million shares remain available for future grants under the Directors’ Plan.

Restricted Stock Awards and Performance Stock Units

Restricted Stock

On February 20, 2014, the Company’s Board of Directors awarded 724,389 shares of restricted stock to officers and other key employees under the Company’s 2007 LTIP. On August 1, 2014, the Company’s Board of Directors awarded 16,700 shares of restricted stock to key employees under the Company’s 2007 LTIP. The restricted stock awards generally vest on the second anniversary of the grant date, or may vest equally over three years of the grant date. For the nine months ended September 30, 2014, the weighted average grant date fair value per share of the restricted stock granted was $2.18.

On February 20, 2014, the Company awarded its non-employee directors a total of 347,220 shares of restricted stock under the Directors’ Plan. On August 27, 2014, the Company awarded its non-employee directors a total of 20,921 shares of restricted stock under the Directors’ Plan. The restricted stock awards generally vest on the second anniversary of the grant date. For the nine months ended September 30, 2014, the weighted average grant date fair value per share of the restricted stock granted was $2.17.

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

Employee Stock Purchase Plan

The employee stock purchase plan, which was approved by the shareholders on June 24, 2011, provides eligible employees the opportunity to acquire shares of BPZ Resources, Inc. common stock at a discount through payroll deductions. Employees are allowed to purchase up to 2,500 shares in any one offering period (not longer than twenty-seven months), within IRS limitations and plan rules. The offering period means each period of time which common stock is offered to participants. Unless otherwise determined by the Compensation Committee, a new offering period shall commence on the first day of each calendar quarter. Generally, the purchase price for stock acquired under the plan is the lower of 85% (subject to Compensation Committee adjustment) of the fair market value of the common stock on the grant date or the fair market value of the common stock on the investment date. Under this plan, 2,000,000 common shares were reserved for issuance and purchase by eligible employees. Activity under this plan began in the first quarter of 2012. At September 30, 2014, 1,917,512 shares were available for issuance. On October 1, 2014, 5,166 shares were issued to employees at a price of $1.62 per share.

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

Measurement information for assets and liabilities that are measured at fair value on a recurring basis is as follows:

Fair Value Measurements Using:
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Balance Sheet	Markets	Inputs	Inputs
	Location	(Level 1)	(Level 2)	(Level 3)
(in thousands)
September 30, 2014
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$-	$-
	Non-current Liabilities	-	-	-
		$-	$-	$-

December 31, 2013
Financial Liabilities
Derivative Financial Instruments
	Current Liabilities	$-	$30	$-
	Non-current Liabilities	-	-	-
		$-	$30	$-

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of long-lived assets, at fair value on a non-recurring basis. The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

Fair Value Measurements Using:
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Before-Tax
	(Level 1)	(Level 2)	(Level 3) (a)	Loss
(in thousands)
Nine Months Ended September 30, 2014
Long-lived assets held for use -
Power plant and related equipment	$-	$-	$49,801	$41,000

(a) Represents fair value at the time of impairment.

The long-lived assets held for use are impaired to their fair values. The fair value was measured using an probability weighted average income approach and considered project specific assumptions for future project operating revenues and costs and expected plant construction and operations, anticipated proceeds in the event a sale of the assets and the estimated value to be received in the event the assets were included in a joint venture operation.

Additional Fair Value Disclosures

Debt with Fixed Interest Rates

The fair value information regarding the Company’s fixed rate debt at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014		December 31, 2013

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Convertible Notes, 8.5%, due October 2017, net of discount of ($14.9) million at September 30, 2014 and ($18.3) million at December 31, 2013 (1)	$153,780	$159,665	$125,416	$130,094
Convertible Notes, 6.5%, due March 2015, net of discount of ($1.1) million at September 30, 2014 and ($4.4) million at December 31, 2013 (2)	58,849	58,992	81,523	79,663

(1)

The Company estimated the fair value of the 2017 Convertible Notes to be approximately $159.7 million and $130.1 million at September 30, 2014 and December 31, 2013, respectively, based on observed market prices for the same or similar types of debt issues. The fair value of the 2017 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

(2)

The Company estimated the fair value of the 2015 Convertible Notes to be approximately $59.0 million and $79.7 million at September 30, 2014 and December 31, 2013, respectively, based on observed market prices for the same or similar types of debt issues. The fair value of the 2015 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

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

The Company’s revenues are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro, as stipulated in the Block Z-1 License Contract, based on production.

The following table shows the amount of royalty costs related to gross revenues for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Royalty costs	$1,114	$665	$3,668	$2,068
	$1,114	$665	$3,668	$2,068

Note 15 — Standby Costs

For the three and nine months ended September 30, 2014, the Company incurred no standby costs.

For the three and nine months ended September 30, 2013, the Company incurred $0.7 million and $4.1 million, respectively, of standby costs. During the three months ended September 30, 2013, the Company had Petrex-21 rig on standby for approximately two months. During the nine months ended September 30, 2013, the Company had the Petrex-10 rig partially or fully on standby for approximately three months and two rigs, the Petrex-28 rig and Petrex-21 rig, partially or fully on standby for approximately five months.

Note 16— Other Operating Expense

For the three and nine months ended September 30, 2014, the Company incurred no other operating expense.

For the three and nine months ended September 30, 2013, the Company reported $2.7 million of other operating expense. The Company expensed costs related to historical pre-development drilling studies for drilling locations and platform technologies and associated capitalized interest as it believes that these locations and technologies may change and it does not see a future value of these studies.

Note 17 — Income Tax

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Income (loss) before income taxes:
United States	$(27,561)	$(16,287)	$(37,504)	$(25,480)
Foreign	(15,103)	(4,805)	(7,204)	(28,083)
	$(42,664)	$(21,092)	$(44,708)	$(53,563)

Income tax expense (benefit):
United States	$-	$-	$-	$668
Foreign	2,628	(5,771)	6,703	(6,486)
	$2,628	$(5,771)	$6,703	$(5,818)

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

The difference from the 22% statutory rate provided for under the Block Z-1 License Contract is due to other Peruvian operations that have a different statutory tax rate and certain expenses which are not deductible in Peru.

During the three and nine months ended September 30, 2014, the Company recorded a valuation allowance of $8.0 million on the deferred tax assets of its foreign subsidiary engaging in the development of the gas-to-power project, as the Company considered it more likely than not that a portion or all of the subsidiary's deferred tax assets will not be realized. Further, the Company will place a valuation allowance on future deferred tax assets of that same foreign subsidiary until the Company believes it is more likely than not the deferred tax assets will be realized. There was no similar adjustment for the three and nine months ended September 30, 2013.

The September 30, 2014 and December 31, 2013 balance of unrecognized tax benefits includes $0.7 million that, if recognized, would impact the Corporation’s effective income tax rate. Over the next 12 months, the Company does not anticipate any reduction in the balance. The Company had accrued interest and penalties related to unrecognized tax benefits of $46,000 at both September 30, 2014 and December 31, 2013. Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of income tax expense in the Consolidated Statement of Operations.

Note 18 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three and nine months ended September 30, 2014 and 2013, respectively. Accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, Petroperu. The majority of the Company’s long-lived assets are located in Peru. Management does not consider its investment in Ecuador as a separate business segment.

Note 19 — Commitments and Contingencies

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 give employees working in private companies engaged in activities generating income as defined by the Income Tax Law, the right to share in the company’s profits.  According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the profit sharing rate at 8%. However, in Peru, the Hydrocarbon Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing Other Activities,” thus Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income (loss) before income taxes as reported under GAAP. For the three and nine months ended September 30, 2014 and 2013, respectively, profit sharing expense was not material to the Company as the Company’s Peruvian subsidiaries did not have a material amount of “income subject to taxation” per the Peruvian tax code as a result of declaring commercial production in the Corvina field, which allowed certain exploration and development costs to be deductible in 2014 and 2013 that were not deductible in previous years.  The Company is subject to profit sharing expense in any year its Peruvian subsidiaries are profitable according to the Peruvian tax laws.

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

Santa Elena Field

In 2013, in order to extend the term of the contract from 2016 to 2029, the Consortium, which includes the Company and three other partners, agreed to additional work commitments to increase production in the Santa Elena field. The Company’s total share of this commitment over the remaining life of the contract is $5.0 million (the Company’s 10% non-operating net profits interest) which amount is due for the remainder of 2014 to 2028. This commitment is expected to be funded by cash on hand, cash generated from new production, or loans of the Consortium. If the Consortium does not have sufficient cash on hand, the Company may elect to make a cash contribution to the Consortium for its 10% share of the commitment. If the Company elects not to make its 10% share contribution of the commitment, it would lose its rights in the Consortium and the contract for the Santa Elena field.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion contained in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” and Item 1A., “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, you should read our Risk Factors in the Form 8-K Exhibit 99.3, filed on October 2, 2014.

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

BPZ Resources, Inc., a Texas corporation, is based in Houston, Texas with offices in Lima, Peru and Quito, Ecuador. We are an independent oil and gas company focused on the exploration, development and production of oil and natural gas in Peru and, to a lesser extent Ecuador. We also intend to utilize part of our planned future natural gas production as a supply source for the development of a gas-fired power generation facility in Peru, which we may wholly- or partially-own, or may be wholly-owned by a third party.

We maintain a subsidiary, BPZ Exploración & Producción S.R.L. (“BPZ E&P”), registered in Peru through our wholly-owned subsidiary BPZ Energy International Holdings, L.P., a British Virgin Islands limited partnership, and its subsidiary BPZ Energy, LLC, a Texas limited liability company. Currently, we, through BPZ E&P, have the license contracts for oil and gas exploration and production covering approximately 2.2 million gross (1.9 million net) acres in four blocks in northwest Peru, and off the northwest coast of Peru in the Gulf of Guayaquil. Our license contracts cover ownership of the following properties: 51% working interest in Block Z-1 (0.6 million gross acres), 100% working interest in Block XIX (0.5 million gross acres), 100% working interest in Block XXII (0.9 million gross acres) and 100% working interest in Block XXIII (0.2 million gross acres). The Block Z-1 contract was signed in November 2001, the Block XIX contract was signed in December 2003 and the Blocks XXII and XXIII contracts were signed in November 2007. Generally, according to the Organic Hydrocarbon Law No. 26221 and the regulations thereunder (the “Organic Hydrocarbon Law” or “Hydrocarbon Law”), the seven-year term for the exploration phase can be extended in each contract by an additional three years up to a maximum of ten years. However, this exploration extension is subject to government approval and specific provisions of each license contract can vary the exploration phase of the contract as established by the Hydrocarbon Law. The license contracts require us to conduct specified activities in the respective blocks during each exploration period in the exploration phase. If the exploration activities are successful, we may decide to enter the exploitation phase and our total contract term can extend up to 30 years for oil production and up to 40 years for gas production. In the event a block contains both oil and gas, as is the case in our Block Z-1, the 40-year term may apply to oil production as well. Our estimate of proved reserves has been prepared under the assumption that our license contract will allow production for the possible 40-year term for both oil and gas.

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

From the time we began producing from the Corvina field in November 2007 and the Albacora field in December 2009, through September 30, 2014, the two fields have produced approximately 7.2 MMBbls (100% gross and net through December 14, 2012 and 51% net participating interest thereafter) of oil.

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

Our current activities and related planning are focused on the following objectives:

●	At Block Z-1 with our joint venture partner, Pacific Rubiales;

●	Continuing the offshore development drilling campaign from the Corvina CX-15 platform and Albacora platform;

●	Optimizing oil production in the Corvina and Albacora fields in Block Z-1;

●	Analyzing the data from the 3-D seismic survey in Block Z-1 to guide further exploration and development activities within the Block;

●	Working with our Block Z-1 partner, Pacific Rubiales, to continue to develop the Corvina and Albacora fields;

●	Exploring the remainder of the Block, starting with the Delfin prospect where we have received the permit to install a platform and begin exploratory drilling;

●	Continuing acquisition, processing and interpretation of seismic data to better understand the characteristics and potential of our onshore properties;

●	Executing an exploratory drilling campaign in Block XXIII;

●	Planning and permitting an onshore drilling campaign to explore and appraise Block XXII and meet our applicable license requirements;

●	Identifying potential partners for our other operations; and

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

In the near term, management is focused on drilling operations at both the CX-15 platform in the Corvina field and at the A platform in the Albacora field, utilizing the results of the 1,600 square kilometers (“km”) of three dimensional (“3-D”) seismic survey in Block Z-1, and three exploratory wells in Block XXIII.

Credit Suisse Securities (USA) LLC is managing the formal process to find a joint venture partner for Blocks XIX and XXIII. The two Blocks comprise over 800,000 acres and hold both oil and gas potential, with Block XXIII bordering the northern part of the prolific Talara oil fields. Interested parties have reviewed the data however, we believe it would be in the best interests of the Company to further de-risk the Block XXIII prospects after the drilling of three shallow exploratory wells on the large anticline identified by 3-D seismic to prove the existence of hydrocarbons before pursuing further partnering opportunities.

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

Block Z-1

The Block Z-1 License Contract provides for an initial exploration phase of seven years, and exploration can continue in the exploitation phase for an additional six years (in three two-year periods). Each period has a commitment for exploration activities and requires a financial guarantee to secure the performance of the work commitment during such period. We are in the exploitation phase in Block Z-1 which requires one exploration well or 225 exploration work units in each of the three two-year periods. We received approval from Perupetro for the initial two-year period and have committed to drill an exploratory well. The initial two-year phase was originally set to expire in January 2015, but has been extended to July 2015. At the end of the third two-year period, we will be required by the License Contract to surrender back to Perupetro all unexplored areas in Block Z-1.

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

At September 30, 2014 and December 31, 2013, the carry amount was $23.8 million and $81.3 million, respectively.

At September 30, 2014 and December 31, 2013, we reflected $40.7 million and $23.9 million, respectively, as other current liabilities and zero and $16.8 million, respectively, as other non-current liabilities for exploratory expenditures related to Block Z-1 funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012. This amount will be settled by us and Pacific Rubiales under the terms of the SPA.

Corvina Field

We originally began producing oil from the CX-11 platform, located in the Corvina field within the offshore Block Z-1 in northwest Peru, under a well testing program that started on November 1, 2007.  The Corvina field was placed into commercial production on November 30, 2010.  On the CX-11 platform, we have completed a total of nine gross (4.6 net) oil wells, one of which is being used as a gas injection and/or water well. Produced oil is kept in production inventory until such time as it is delivered to the refinery. The oil is delivered by vessel to storage tanks at the refinery in Talara owned by the Peruvian national oil company, Petroleos del Peru – PETROPERU S.A., which is located 70 miles south of the platform.

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

In July 2013, we spudded the first development well, the CX15-1D, from the new CX-15 platform. Production from the CX15-1D well began in October 2013. We spudded the second development well, the CX15-2D, in November 2013. The CX15-2D well was drilled near the existing CX11-18XD well to a measured depth of approximately 9,000 feet. We completed the CX15-2D well in January 2014. Production from the CX15-2D well began in February 2014. We spudded the CX15-3D development well in February 2014 and production began in April 2014. In July 2014, the CX-15-3D well was shut in due to high water production. The well was then evaluated to determine the appropriate work plan. The CX15-3D well returned to production in September 2014. We spudded the CX15-5D development well in April 2014 and production began in July 2014. The CX15-7D development well was spud in July 2014 and production began in September 2014. The CX15-10D development well was spud in September 2014 and completed in October 2014. The CX15-14D development well was spud in October 2014.

Production at each of the Corvina oil wells has declined differently, partly due to the fact that these wells were completed in different zones and some of the wells encountered mechanical problems. The wells have all initially shown typical solution gas drive behavior which can lead to significant production declines during the first year before leveling off to sustainable rates. We believe these results are influenced by technical/mechanical problems encountered with our initial wells, including unintentional production from intervals in the gas cap; however, it is possible we will see similar production declines with new Corvina wells. We believe that our initiation of gas reinjection into the gas cap is helping to slow production decline rates. The work planned during the development drilling program as well as the data we plan to collect during this program should help us to better understand future performance expectations. Further, our ability to produce indicated reserves in Corvina depends on our ability to finance our continued operations and get our produced oil to market. Any failure in meeting these requirements could negatively affect our indicated reserves and their value as reported in our public filings pursuant to SEC requirements. Therefore, in the evaluation of reserves, we attempt to account for all possible delays we can reasonably predict and their impact on the production forecast and remaining reserves to be produced.

Albacora Field

The Albacora field is located in the northern part of our offshore Block Z-1 in northwest Peru.  The current area of interest within the Albacora field is located in water depths of less than 100 feet. We currently have completed a total of eight gross (4.1 net) oil wells, one of which is currently being used as a gas injector and/or water injection well. We had been producing oil from the Albacora field from December 2009 through late October 2012 under various extended well testing permits.

Installation of the gas and water reinjection equipment was completed on the Albacora A platform and the equipment was ready for reinjection start up early in the first quarter of 2012. We received the required environmental permit for gas injection on October 29, 2012. The Albacora field is no longer subject to an extended well testing program.

We spudded a development well, the A-18D well, from the A platform in the Albacora field of Block Z-1 in September 2013. This well was completed in December 2013. The A-18D well, which began producing at the end of 2013, was shut-in in late March 2014 due to gas intrusion. The well was sidetracked to a depth of 13,600 feet which is 1,000 feet deeper than the original A-18D well depth. The A-18D side track well was completed in September 2014 and production began in September 2014 and has been under production testing to evaluate the new deeper oil zones. We also spudded a development well, the A-19D well, from the A platform in the Albacora field of Block Z-1 on January 1, 2014. The A-19D well began production on March 1, 2014. The A-21D development well was spud in early March 2014 and production began in May 2014. In July 2014, the A-21D well was shut in due to high water production. The well was then evaluated to determine the appropriate work plan. The A-21D well returned to production in September 2014. We spudded the A-26D development well in May 2014 and production began in July 2014. The A-27D development well was spud in October 2014.

Block Z-1 Seismic

We completed the 3-D seismic survey in February 2013 and seismic data processing of the area in September 2013 to assess our prospects before conducting further drilling operations, as well as to comply with our exploration commitments under our Block Z-1 License Contract.

The technical team continues to interpret the Block Z-1 3-D seismic data.

Block XIX

We are in the fourth exploration phase in Block XIX which requires 117 exploration work units which will determine our exploration commitment for the period. The fourth exploration phase expires in September 2015.

We have received approval from Perupetro to conduct a limited 3-D seismic survey as part of our minimum work commitment for the fourth exploration phase to further evaluate future drilling locations. The environmental permit for the additional seismic work was received in August 2014 following the environmental assessment process.

Block XXII

We are in the second exploration phase in Block XXII which requires the drilling of one exploration well.

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

In 2011, we acquired approximately 370 square km of 3-D seismic data and 312 km of 2-D seismic data which included certain areas of interest within the Palo Santo region and four other prospects that are a part of the Mancora gas play. The processing of the 3-D and 2-D seismic data of Block XXIII has been completed and evaluated.

The environmental permits for the drilling of several prospects identified by the 2-D and 3-D seismic data acquired in 2011 on Block XXIII were approved in January 2013. We have received approval to move the previously agreed drilling locations to conform to the 3-D seismic results.

We spudded an exploration well, the Caracol 1X, on January 5, 2014. This was the first of three exploratory wells drilled in Block XXIII in 2014. The depth of the Caracol 1X well is approximately 3,500 feet. The Cardo 2X exploratory well was spud in late March 2014, and reached a total depth of 3,800 feet in April 2014. The Piedra Candela 3X exploratory well was spud in late April 2014 and reached a total depth of 3,515 feet in May 2014. The Caracol 1X exploratory well tested dry gas from the Mancora formation, light oil from the Heath formation and dry gas from the Zorritos formation. The Cardo 2X exploratory well and the Piedra Candela 3X exploratory well tested dry gas from the Mancora formation. We will pursue a long-term testing program in these Block XXIII prospects.

 Marine Operations

In December 2013, we entered into a Management Services Agreement with a third party marine operator to manage our marine fleet. We transferred our BPZ Marine Peru S.R.L. employees to the new operator in the fourth quarter of 2013.

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

Results of Operations

The following table sets forth revenues and operating expenses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Increase/ (Decrease)	2014	2013	Increase/ (Decrease)
	(in thousands except per bbl information)			(in thousands except per bbl information)
Net sales volume:
Oil (MBbls)	215	123	92	667	388	279

Net revenue:
Oil revenue, net	$20,174	$12,500	$7,674	$65,268	$38,557	$26,711
Other revenue	176	29	147	313	99	214
Total net revenue	20,350	12,529	7,821	65,581	38,656	26,925

Average sales price (approximately):
Oil (per Bbl)	$94.03	$101.46	$(7.43)	$97.92	$99.42	$(1.50)

Operating and administrative expenses:
Lease operating expense	9,383	5,319	4,064	21,350	20,094	1,256
General and administrative expense	5,259	6,572	(1,313)	17,831	18,498	(667)
Geological, geophysical and engineering expense	705	857	(152)	2,796	1,961	835
Depreciation, depletion and amortization expense	4,087	7,246	(3,159)	16,202	22,105	(5,903)
Standby costs	-	705	(705)	-	4,073	(4,073)
Other operating expense	-	2,683	(2,683)	-	2,683	(2,683)
Asset impairments	41,000	-	41,000	41,000	-	41,000
Total operating and administrative expenses	$60,434	$23,382	$37,052	$99,179	$69,414	$29,765

Operating income (loss)	$(40,084)	$(10,853)	$(29,231)	$(33,598)	$(30,758)	$(2,840)

Net Oil Revenue

For the three months ended September 30, 2014, our net oil revenue increased by $7.7 million to $20.2 million from $12.5 million for the same period in 2013. The increase in net oil revenue is due to an increase in the amount of oil sold of 92 MBbls, partially offset by an decrease of $7.43, or 7.3%, in the average per barrel sales price received. Total sales for the three months ended September 30, 2014 were 215 MBbls compared to 123 MBbls for the same period in 2013.

The increase in amount of oil sold for the three months ended September 30, 2014 compared to the same period in 2013 is due to increased production in the Albacora field from the A-18D, A-19D, A-21D and A-26D wells and increased production from the CX-15 platform from the CX15-1D, CX15-2D, CX15-3D, CX15-5D and CX15-7D wells.

For the nine months ended September 30, 2014, our net oil revenue increased by $26.7 million to $65.3 million from $38.6 million for the same period in 2013. The increase in net oil revenue is due to an increase in the amount of oil sold of 279 MBbls, partially offset by a decrease of $1.50, or 1.5%, in the average per barrel sales price received. Total sales for the nine months ended September 30, 2014 were 667 MBbls compared to 388 MBbls for the same period in 2013.

The increase in amount of oil sold for the nine months ended September 30, 2014 compared to the same period in 2013 is due to increased production in the Albacora field from the A-18D, A-19D, A-21D and A-26D wells and increased production from the CX-15 platform from the CX15-1D, CX15-2D, CX15-3D, CX15-5D and CX15-7D wells.

The price/volume analysis is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	(in thousands)
2013 Oil revenue, net	$12,500	$38,557
Changes associated with sales volumes	9,268	27,711
Changes associated with prices	(1,594)	(1,000)
2014 Oil revenue, net	$20,174	$65,268

For the three months ended September 30, 2014, the increase in oil production is due to increased production in the Albacora field as the A-18D, A-19D, A-21D and A-26D wells contributed to production volumes during the third quarter of 2014. At the Corvina field, the declines in production from the wells at the CX-11 platform were more than offset by the new production from the CX-15 platform’s CX15-1D, CX15-2D, CX15-3D, CX15-5D and CX15-7D wells. Total oil production for the three months ended September 30, 2014 was 224 MBbls compared to 122 MBbls for the same period in 2013.

For the nine months ended September 30,2014, the increase in oil production is due to increased production in the Albacora field as the A-18D, A-19D, A-21D and A-26D wells contributed to production volumes during 2014. At the Corvina field, the declines in production from the wells at the CX-11 platform were more than offset by the new production from the CX-15 platform’s CX15-1D, CX15-2D, CX15-3D, CX15-5D and CX15-7D wells. Total oil production for the nine months ended September 30, 2014 was 693 MBbls compared to 386 MBbls for the same period in 2013.

The revenues above are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro as stipulated in the Block Z-1 License Contract based on production levels.

The following table shows the amount of royalty costs related to gross revenues for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Royalty costs	$1,114	$665	$3,668	$2,068
	$1,114	$665	$3,668	$2,068

Other Revenue

For the three months ended September 30, 2014, other revenue increased by $147,000 to $176,000 compared to $29,000 for the same period in 2013.

For the nine months ended September 30, 2014, other revenue increased by $214,000 to $313,000 compared to $99,000 for the same period in 2013.

Lease Operating Expense

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities, as well as crude oil transportation and inventory changes. These costs include, among others, workover expenses, maintenance and repair expenses, operator fees, processing fees, insurance and transportation expenses.

For the three months ended September 30, 2014, lease operating expenses increased by $4.1 million to $9.4 million ($43.64 per Bbl) from $5.3 million ($43.24 per Bbl) for the same period in 2013. The increase is due to additional operating expenses with Pacific Rubiales of $2.4 million, higher crude oil transportation expense of $2.3 million due to higher crude oil sales and higher maintenance and repairs on vessel support services of $0.5 million, partially offset by lower costs of $0.6 million associated with the change in oil inventory in the three months ended September 30, 2014, compared to the change in oil inventory in the three months ended September 30, 2013, workover expenses decreasing $0.3 million due to no major workovers performed in 2014 compared to one major workover in 2013 and lower other lease operating expenses of $0.2 million.

For the nine months ended September 30, 2014, lease operating expenses increased by $1.3 million to $21.4 million ($32.01 per Bbl) from $20.1 million ($51.79 per Bbl) for the same period in 2013. The increase is due to higher crude oil transportation expense of $4.6 million due to higher crude oil sales, additional operating expenses with Pacific Rubiales of $2.4 million and higher maintenance and repairs on vessel support services of $1.2 million, partially offset by workover expenses decreasing $5.0 million due to no major workovers performed in 2014 compared to one major workover in 2013, lower costs of $1.7 million associated with the change in oil inventory in the nine months ended September 30, 2014, compared to the change in oil inventory in the nine months ended September 30, 2013, and lower other lease operating expenses of $0.2 million.

General and Administrative Expense

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the three months ended September 30, 2014, general and administrative expenses decreased $1.4 million to $5.2 million from $6.6 million for the same period in 2013.  Stock-based compensation expense, a subset of general and administrative expenses, was $0.7 million for the three months ended September 30, 2014 and $1.0 million for the same period in 2013. Other general and administrative expenses decreased $1.1 million to $4.5 million from $5.6 million for the same period in 2013. The $1.1 million decrease is due to lower salary and related costs of $1.1 million due to fewer employees and lower other general and administrative expenses of $0.7 million, partially offset by a higher ship management fee of $0.4 million and higher indirect charges from our Block Z-1 partner of $0.3 million.

For the nine months ended September 30, 2014, general and administrative expenses decreased by $0.7 million to $17.8 million from $18.5 million for the same period in 2013.  Stock-based compensation expense, a subset of general and administrative expenses, was $2.3 million for the nine months ended September 30, 2014 and $2.6 million for the same period in 2013. Other general and administrative expenses decreased $0.4 million to $15.5 million from $15.9 million for the same period in 2013. The $0.4 million decrease is due lower salary and related costs of $2.3 million due to fewer employees and lower other general and administrative expenses of $0.7 million, partially offset by a $1.5 million increase due to higher indirect charges from our Block Z-1 partner and a higher ship management fee of $1.1 million.

Geological, Geophysical and Engineering Expense

Geological, geophysical and engineering expenses include laboratory, environmental and seismic acquisition related expenses.

For the three months ended September 30, 2014, geological, geophysical and engineering expenses decreased $0.2 million to $0.7 million compared to $0.9 million for the same period in 2013. This decrease is due to lower environmental impact assessment work costs to prepare for seismic programs..

For the nine months ended September 30, 2014, geological, geophysical and engineering expenses increased $0.8 million to $2.8 million compared to $2.0 million for the same period in 2013. This increase is due to higher overall geological, geophysical and engineering expenses, partially offset by lower environmental impact assessment work costs to prepare for seismic programs.

Depreciation, Depletion and Amortization Expense

For the three months ended September 30, 2014, depreciation, depletion and amortization expense decreased $3.1 million to $4.1 million from $7.2 million for the same period in 2013. For the nine months ended September 30, 2014, depreciation, depletion and amortization expense decreased $5.9 million to $16.2 million from $22.1 million for the same period in 2013.

For the three months ended September 30, 2014, depletion expense decreased $2.7 million to $2.3 million from $5.0 million during the same period in 2013. For the nine months ended September 30, 2014, depletion expense decreased $5.3 million to $10.0 million from $15.3 million during the same period in 2013. Depletion decreased in both periods due to capital costs in Block Z-1 reimbursed under the Carry Agreement with Pacific Rubiales and reserves added to the depletion base in 2014.

For the three months ended September 30, 2014, depreciation expense decreased $0.4 million to $1.8 million compared to $2.2 million for the same period in 2013. For the nine months ended September 30, 2014, depreciation expense decreased $0.6 million to $6.2 million compared to $6.8 million for the same period in 2013.

Standby Costs

For the three months ended September 30, 2014, we incurred no standby costs. During the three months ended September 30, 2013, we incurred $0.7 million in standby costs.

During the three months ended September 30, 2013, we had the Petrex-21 rig on standby for approximately two months.

For the nine months ended September 30, 2014, we incurred no standby costs. During the nine months ended September 30, 2013, we incurred $4.1 million in standby costs.

During the nine months ended September 30, 2013, we had the Petrex-10 rig either partially or fully on standby for three months and two rigs, the Petrex-28 rig and Petrex-21 rig, partially or fully on standby for approximately five months.

Other Operating Expense

For the three and nine months ended September 30, 2014, we incurred no other operating expense.

For the three and nine months ended September 30, 2013, we reported $2.7 million of other operating expense. We expensed costs related to historical pre-development drilling studies for drilling locations and platform technologies and associated capitalized interest as we believe that these locations and technologies may change and it does not see a future value of these studies.

Asset Impairments

For the three and nine months ended September 30, 2014, we incurred impairments of $41.0 million related to our Power plant and related equipment, due to recent developments that may change the extent or manner in which the asset may be used.

For the three and nine months ended September 30, 2013, we incurred no asset impairments.

Other Income (Expense)

Other income (expense) includes non-operating income items. These items include interest expense and income, loss on the extinguishment of debt, gains or losses on foreign currency transactions, income and amortization related to the investment in our Ecuador property as well as gains or losses on derivative financial instruments.

For the three months ended September 30, 2014, total other expense decreased $7.6 million to $2.6 million compared to $10.2 million during the same period in 2013.

The change is due to the following:

Interest expense: For the three months ended September 30, 2014, we recognized approximately $3.2 million of net interest expense, which included $6.6 million of interest expense reduced by $3.4 million of capitalized interest expense. For the same period in 2013, we recognized $3.5 million in net interest expense, which included $5.7 million of interest expense reduced by $2.2 million of capitalized interest. The decrease of $0.3 million in net interest expense is due to higher interest capitalized of $1.2 million from a higher average construction in progress, partially offset by a higher interest expense of $0.9 million resulting from a higher average interest cost of debt outstanding between the periods.

Loss on extinguishment of debt: For the three months ended September 30, 2014 and September 30, 2013, respectively, we reported zero and $3.4 million as a loss on extinguishment of debt.

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

Gain (loss) on derivatives: In connection with obtaining the $40.0 million and $75.0 million secured debt facilities in January and July 2011, respectively, we entered into performance based arranger fees (“Performance Based Arranger Fee”) that we are accounting for as embedded derivatives. The Performance Based Arranger Fee for the $40.0 million secured debt facility expired in July 2013. The Performance Based Arranger Fee for the $75.0 million secured debt facility expired in July 2014. As a result of the fair value measurement at September 30, 2014 and 2013, respectively, the gain associated with the embedded derivatives increased $0.6 million to a $0.2 million gain for the three months ended September 30, 2014 from a $0.4 million loss for the same period in 2013.

Other income (expense): For the three months ended September 30, 2014, other income increased $3.3 million to $0.5 million of income compared to $2.8 million of expense for the same period in 2013. For the three months ended September 30, 2014 and 2013, foreign currency gains (losses), a component of other expense, were ($0.3) million and zero, respectively. For the three months ended September 30, 2013, expenses of $2.5 million relating to the issuance of the 2017 Convertible Notes were included. There were no similar expenses for the same period in 2014.

For the nine months ended September 30, 2014, total other expense decreased $11.7 million to $11.1 million compared to $22.8 million during the same period in 2013.

The change is due to the following:

Interest expense: For the nine months ended September 30, 2014, we recognized approximately $10.6 million of net interest expense, which included $19.9 million of interest expense reduced by $9.3 million of capitalized interest expense. For the same period in 2013, we recognized $12.1 million in net interest expense, which included $19.3 million of interest expense reduced by $7.2 million of capitalized interest. The decrease of $1.5 million in net interest expense is due to higher interest capitalized of $2.1 million from a higher average construction in progress, partially offset by a higher interest expense of $0.6 million resulting from a higher average interest cost of debt outstanding between the periods. In May 2013, we retired the remaining $30.5 million of the $75.0 million secured debt facility and in September 2013 we retired the remaining $36.0 million of the $40.0 million secured debt facility.

Loss on extinguishment of debt: For the nine months ended September 30, 2014 and September 30, 2013, respectively, we reported $1.2 million and $7.2 million as a loss on extinguishment of debt.

In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. As a result of the exchange during the second quarter of 2014, we incurred a $1.2 million loss.

As a result of the prepayment of the remaining $30.5 million under the $75.0 million secured debt facility during the second quarter of 2013, we incurred $2.4 million of fees and prepayment premium and expensed $1.4 million of unamortized debt issue costs. As a result of the prepayment of the remaining $36.0 million under the $40.0 million secured debt facility during the third quarter of 2013, we incurred $2.0 million of fees and prepayment premium and expensed $1.7 million of unamortized debt issue costs. As a result of the repurchase of $85.0 million of principal amount of the convertible notes due 2015 (the “2015 Convertible Notes”) during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt. We recognized a gain on the retirement of the debt of approximately $0.2 million.

Gain (loss) on derivatives: As a result of the fair value measurement of the Performance Arranger Fees at September 30, 2014 and 2013, respectively, from the measurement at January 1, 2014, and January 1, 2013, respectively, the gain associated with the embedded derivatives decreased $0.3 million to a $2,000 gain for the nine months ended September 30, 2014 from a $0.3 million gain for the same period in 2013.

Other income (expense): For the nine months ended September 30, 2014, other income increased $4.5 million to $0.8 million of income compared to $3.7 million loss for the same period in 2013. For the nine months ended September 30, 2014 and 2013, foreign currency gains (losses), a component of other income, were ($0.4) million and ($1.1) million, respectively. For the nine months ended September 30, 2013, expenses of $2.5 million relating to the issuance of the 2017 Convertible Notes were included. There were no similar expenses for the same period in 2014.

Income Taxes

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Income (loss) before income taxes:
United States	$(27,561)	$(16,287)	$(37,504)	$(25,480)
Foreign	(15,103)	(4,805)	(7,204)	(28,083)
	$(42,664)	$(21,092)	$(44,708)	$(53,563)

Income tax expense (benefit):
United States	$-	$-	$-	$668
Foreign	2,628	(5,771)	6,703	(6,486)
	$2,628	$(5,771)	$6,703	$(5,818)

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

The difference from the 22% statutory rate provided for under the Block Z-1 License Contract is due to other Peruvian operations that have a different statutory tax rate and certain expenses which are not deductible in Peru.

During the three and nine months ended September 30, 2014, we recorded a valuation allowance of $8.0 million on the deferred tax assets of our foreign subsidiary engaging in the development of the gas-to-power project, as we considered it more likely than not that a portion or all of the subsidiary's deferred tax assets will not be realized. Further, we will place a valuation allowance on future deferred tax assets of that same foreign subsidiary until we believe it is more likely than not the deferred tax assets will be realized. There was no similar adjustment for the three and nine months ended September 30, 2013.

The September 30, 2014 and December 31, 2013 balance of unrecognized tax benefits includes $0.7 million that, if recognized, would impact our effective income tax rate. Over the next 12 months, we do not anticipate any reduction in the balance. We have accrued interest and penalties related to unrecognized tax benefits of $46,000 at both September 30, 2014 and December 31, 2013. Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of income tax expense in the Consolidated Statement of Operations.

Net Loss

For the three months ended September 30, 2014, our net loss increased $30.0 million to a net loss of $45.3 million or ($0.39) per basic and diluted share from a net loss of $15.3 million or ($0.13) per basic and diluted share for the same period in 2013. For the nine months ended September 30, 2014, our net loss increased $3.7 million to a net loss of $51.4 million or ($0.44) per basic and diluted share from a net loss of $47.7 million or ($0.41) per basic and diluted share for the same period in 2013.

Liquidity, Capital Resources and Capital Expenditures

At September 30, 2014, we had cash and cash equivalents of $79.5 million, an accounts receivable balance of $6.6 million and a working capital deficit of $9.9 million.

At September 30, 2014, we had trade accounts payable and accrued liabilities of $18.5 million.

At September 30, 2014, our outstanding debt consisted of the 2015 Convertible Notes, whose net amount of $58.8 million includes the $59.9 million of principal reduced by $1.1 million of the remaining unamortized discount, and the 2017 Convertible Notes, whose net amount of $153.8 million includes the $168.7 million of principal reduced by $14.9 million of the remaining unamortized discount. At September 30, 2014, the current and long-term portions of our long-term debt were $58.8 million and $153.8 million, respectively.

	For the Nine Months Ended
	September 30,
Cash Flows	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$46,188	$(36,270)
Investing activities	(23,921)	59,211
Financing activities	(166)	(27,498)

Operating Activities

Cash provided by operating activities increased by $82.5 million to a source of cash of $46.2 million for the nine months ended September 30, 2014 from a use of cash of $36.3 million for the same period in 2013. The change in cash flows before changes in operating assets and liabilities provided an increase in the source of cash of $35.5 million due to higher revenues and lower standby costs. Changes in cash flow as a result of changes in operating assets and liabilities provided an increase in the source of cash of $47.0 million. The increase in the source of cash is due to the changes in liabilities (accounts payable of $19.9 million, accrued liabilities of $18.4 million and income taxes payable of $11.7 million) providing an increase in the source of cash of $50.8 million. Partially offsetting these amounts are changes in assets (accounts receivable of $4.4 million and value-added tax receivables of $1.8 million, partially offset by changes in inventory and other assets of $2.2 million) providing a decrease in the source of cash of $3.8 million.

Investing Activities

Net cash used in investing activities increased by $83.1 million to $23.9 million for the nine months ended September 30, 2014 from a source of cash of $59.2 million for the same period in 2013. The increase in cash used in investing activities is due to a release of restricted cash of $67.4 million from principal repayments of the $75.0 million secured debt facility and the $40.0 million secured debt facility in the first nine months of 2013 compared to $1.2 million change in restricted cash in the first nine months of 2014, and increased capital expenditures of $16.9 million in 2014 due to our development initiatives for the exploration and production of our onshore oil and natural gas reserves.

2014 Capital Expenditures

During the nine months ended September 30, 2014, we incurred net capital expenditures of approximately $26.4 million associated with our development initiatives for the exploration and production of oil and natural gas reserves and the complementary development of gas-fired power generation of electricity for sale in Peru.

The capital expenditures added were approximately $17.5 million related to the exploration of Block XXIII, which included capitalized interest of $1.6 million, approximately $7.7 million of costs related to the power plant, which consisted of capitalized interest of $7.1 million, and other capital expenditures incurred of approximately $1.2 million, which included capitalized interest of $0.6 million.

The transfer of a 49% participating interest in Block Z-1 to Pacific Rubiales was effective on December 14, 2012. Pursuant to the Carry Agreement, Pacific Rubiales provided funding for 100% of capital expenditures for Block Z-1 of $112.9 million for the nine months ended September 30, 2014. These gross capital expenditures include approximately $46.5 million related to the CX-15 development drilling program, approximately $44.5 million related to the development drilling program in Albacora and expenditures incurred related to the Piedra Redonda platform of approximately $4.9 million, the Delfin platform of approximately $4.6 million and the CX-15 platform of approximately $2.0 million.

Financing Activities

Cash used in financing activities decreased by $27.3 million to a use of cash of $0.2 for the nine months ended September 30, 2014, compared to a use of cash of $27.5 million for the same period in 2013. The decrease in cash used in financing activities is due to debt repayments of $99.1 million in 2013 compared to zero in 2014 (the repayment of $38.8 million under the $75.0 million secured facility in 2013, the repayment of $49.3 million under the $40.0 million secured facility in 2013 and the repayment of $11.0 million under the 2015 Convertible Notes) and debt issue costs and other of $6.8 million in 2013 compared to $0.3 million in 2014, partially offset by debt borrowings in 2013 of $78.4 million compared to zero in 2014 (drawdown of $14.5 million from the $40.0 secured debt facility in May 2013 and the issuance of the 2017 Convertible Notes of $63.9 million in September 2013).

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

Debt Obligations

At September 30, 2014 and December 31, 2013, debt consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)

Convertible Notes, 8.5%, due October 2017, net of discount of ($14.9) million at September 30, 2014 and ($18.3) million at December 31, 2013	$153,780	$125,416
Convertible Notes, 6.5%, due March 2015, net of discount of ($1.1) million at September 30, 2014 and ($4.4) million at December 31, 2013	58,849	81,523
	212,629	206,939
Less: Current maturity of long-term debt	58,849	-
Long-term debt, net	$153,780	$206,939

Convertible Notes due 2017

During the third quarter of 2013, we closed on an offering for an aggregate principal amount of $143.8 million of convertible notes due 2017 (the “2017 Convertible Notes”) which includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the 2017 Convertible Notes in addition to the original offering of $125.0 million. The 2017 Convertible Notes are general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and rank senior in the right of payment to all of our existing and future subordinated debt.  The 2017 Convertible Notes are effectively subordinate to any secured indebtedness we may have to the extent of the value of the assets collateralizing such indebtedness.  The 2017 Convertible Notes are not guaranteed by our subsidiaries. In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. As a result, we have $168.7 million principal amount of 2017 Convertible Notes outstanding at September 30, 2014.

The interest rate on the 2017 Convertible Notes is 8.50% per year with interest payments due on April 1st and October 1st of each year.  The 2017 Convertible Notes mature with repayment of the $168.7 million principal amount (assuming no conversion) on October 1, 2017 (the “2017 Maturity Date”).

The conversion rate is 249.5866 shares per $1,000 principal amount (equal to an initial conversion price of approximately $4.0066 per share of common stock). Upon conversion, if conversion is elected by the noteholders, we must deliver, at our option, either (1) a number of shares of our common stock determined as set forth in the Indenture dated September 24, 2013 (the “2013 Indenture”), (2) cash, or (3) a combination of cash and shares of our common stock.

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

The following table shows the estimated remaining cash payments as of September 30, 2014, including interest payments related to the 2017 Convertible Notes, assuming no conversion (in thousands):

Year
2014	$-
2015	14,340
2016	14,340
2017	183,051
Total estimated remaining cash payments related to the 2017 Convertible Notes	$211,731

We evaluated the 2013 Indenture for the 2017 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of September 30, 2014, the net amount of $153.8 million includes the $168.7 million of principal reduced by $14.9 million of the remaining unamortized discount. The remaining unamortized discount of $14.9 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2017 Convertible Notes, which mature in October 2017.  At September 30, 2014, using the conversion rate of 249.5866 shares per $1,000 principal amount of the 2017 Convertible Notes, if the $168.7 million of principal were converted into shares of common stock, the notes would convert into approximately 42.1 million shares of common stock.  As of September 30, 2014, there is no excess if-converted value to the holders of the 2017 Convertible Notes as the price of our common stock at September 30, 2014, $1.91 per share, is less than the conversion price.

The annual effective interest rate on the 2017 Convertible Notes, including the amortization of debt issue costs, is approximately 12.5%.

The following table shows the amount of interest expense related to the 2017 Convertible Notes, disregarding capitalized interest considerations, for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Interest expense related to the contractual interest coupon	$3,585	$204	$10,170	$204
Amortization of debt discount expense	994	-	2,947	-
Amortization of debt issue costs	159	-	451	-
Interest expense related to the 2017 Convertible Notes	$4,738	$204	$13,568	$204

Convertible Notes due 2015

During the first quarter of 2010, we closed on a private offering for an aggregate principal amount of $170.9 million of convertible notes due 2015 (the “2015 Convertible Notes”). The 2015 Convertible Notes are our general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are subordinate to all of our secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by our subsidiaries. In September 2013, we repurchased $85.0 million of the aggregate principal amount of the $170.9 million 2015 Convertible Notes leaving a principal balance of $85.9 million. In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. As a result, we have $59.9 million principal amount of 2015 Convertible Notes outstanding at September 30, 2014.

The interest rate on the 2015 Convertible Notes is 6.50% per year with interest payments due on March 1st and September 1st of each year.  The 2015 Convertible Notes mature with repayment of the remaining principal balance of $59.9 million (assuming no conversion) on March 1, 2015 (the “2015 Maturity Date”).

The initial conversion rate of 148.3856 shares per $1,000 principal amount (equal to an initial conversion price of approximately $6.74 per share of common stock) was adjusted on February 3, 2011 in accordance with the terms of the Indenture dated February 8, 2010 (the “2010 Indenture”). As a result, the conversion rate and conversion price changed to 169.0082 shares per $1,000 principal amount and $5.9169 per share of common stock, respectively. Upon conversion, if conversion is elected by the noteholders, we must deliver, at our option, either (1) a number of shares of our common stock determined as set forth in the 2010 Indenture, (2) cash, or (3) a combination of cash and shares of our common stock.

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

The following table shows the estimated remaining cash payments as of September 30, 2014, including interest payments related to the 2015 Convertible Notes, assuming no conversion (in thousands):

Year
2014	$-
2015	61,837
Total estimated remaining cash payments related to the 2015 Convertible Notes	$61,837

We evaluated the 2010 Indenture for the 2015 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging.” Therefore, no additional amounts have been recorded for those items.

As of September 30, 2014, the net amount of $58.8 million of 2015 Convertible Notes outstanding includes the $59.9 million of principal reduced by $1.1 million of the remaining unamortized discount. The remaining unamortized discount of $1.1 million will be amortized into interest expense, using the effective interest method, over the remaining life of the 2015 Convertible Notes, which mature in March 2015.  At September 30, 2014, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $59.9 million of principal were converted into shares of common stock, the notes would convert into approximately 10.1 million shares of common stock.  As of September 30, 2014, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of our common stock at September 30, 2014, $1.91 per share, is less than the conversion price.

For the three and nine months ended September 30, 2014, the annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.0%.

The following table shows the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Interest expense related to the contractual interest coupon	$973	$2,671	$3,412	$8,226
Amortization of debt discount expense	680	1,529	2,272	5,182
Amortization of debt issue costs	177	245	603	740
Interest expense related to the 2015 Convertible Notes	$1,830	$4,445	$6,287	$14,148

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

Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Performance bonds totaling $5.7 million for properties in Peru	$3,459	$3,459
Performance obligations and commitments for the gas-to-power site	650	650
Secured letters of credit	-	250
$40.0 million secured debt facility	-	1,000
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$4,109	$5,359

Current portion of restricted cash as of the end of the period	$-	$1,250

Long-term portion of restricted cash as of the end of the period	$4,109	$4,109

The $75.0 million secured debt facility we entered into in July 2011 required us to establish a $2.5 million debt service reserve account during the first 15 months the debt facility was outstanding.  After the first 15-month period, we were required to keep a balance in the debt service reserve account equal to the aggregate amount of principal and interest due on the next quarterly repayment date. The requirement was subsequently amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to require the funding of the debt service reserve account related to the $75.0 million secured debt facility in the amount of outstanding principal. The remaining principal balance related to the $75.0 million secured debt facility was repaid in May 2013 utilizing the funds in the debt service reserve account related to this debt facility, bringing both the current and non-current balances to zero at September 30, 2014. The restricted cash balance related to the current and non-current portion of the $75.0 million secured debt financing was zero at December 31, 2013.

The $40.0 million secured debt facility we entered into in January 2011 required us to establish a $2.0 million debt service reserve account during the first 18-month period and, thereafter, to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The requirement was amended subject to the closing of the sale of a 49% participating interest in Block Z-1 to increase the funding of the debt service reserve account related to the $40.0 million secured debt facility to the amount of outstanding principal. The requirement was subsequently changed when we amended and restated the $40.0 million secured debt facility in May 2013 for us to maintain a balance in the debt service reserve account equal to the aggregate amount of principal and interest payment on the $40.0 million secured debt facility due on the succeeding principal repayment date. The remaining principal balance related to the $40.0 million secured debt facility was repaid in September 2013 utilizing $3.8 million of funds from the debt service reserve account related to this debt facility. As a result of the repayment of the remaining principal balance of the $40.0 million secured debt facility, it was agreed that the restricted cash balance would remain at $1.0 million relating to the performance based arranger fee for the $75.0 million secured debt facility through July 2014. In July 2014 the $1.0 million was released to us and the debt service reserve account was terminated. Therefore, the restricted cash balance related to the current and non-current portion of the $40.0 million secured debt financing were both zero at September 30, 2014. The restricted cash related to the current and non-current portion of the $40.0 million secured debt financing was $1.0 million and zero, respectively, at December 31, 2013.

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, legal requirements or rental practices.

Revision to the 2014 Estimated Capital and Exploratory Expenditures Budget

Our $21.0 million estimated planned capital and exploratory expenditures onshore include $16.0 million for shallow drilling activities at Block XXIII as well as $5.0 million of other geological, geophysical and engineering activities.

Our 51% share of the Block Z-1 capital investments, of which $81.3 million is to be fully carried by Pacific Rubiales, is estimated at $103.0 million ($202.0 million gross).  Our planned activities at Block Z-1 include $37.0 million of CX-15 developmental drilling for 6 wells, $30.0 million of Albacora developmental drilling for 4 wells plus a sidetrack, $18.0 million for two platforms, one at Delfin and one at Piedra Redonda and $18.0 million for projects and engineering and other expenditures.

Our total estimated capital expenditures, excluding capitalized interest, is approximately $42.7 million.  This includes $21.0 million for our three onshore blocks in which we hold 100% working interests, and $21.7 million for the capital and exploratory expenditures for offshore Block Z-1, which would be the amount that could exceed the $81.3 million carry amount available to us from Pacific Rubiales, should the estimated investments be all incurred.

Liquidity Outlook

       Our major sources of funding to date have been oil sales, equity and debt financing activities and asset sales.  With our current cash balance, current and prospective Corvina and Albacora oil development cash flow and the carry amount funding related to our 51% participating interest in Block Z-1 (See Divestiture above for additional details on the joint venture), along with additional financing, we believe we will have sufficient capital resources to execute our planned Corvina and Albacora oil development projects and our initial onshore projects as well as service our current obligations.

On April 27, 2012, we and Pacific Rubiales executed a SPA under which we formed an unincorporated joint venture relationship with Pacific Rubiales to explore and develop the offshore Block Z-1 located in Peru, and Pacific Rubiales agreed to pay $150.0 million for a 49% participating interest in Block Z-1. Pursuant to the SPA, Pacific Rubiales agreed to fund $185.0 million of our share of capital and exploratory expenditures in Block Z-1 from the effective date of the SPA, January 1, 2012. The transaction provided for certain sale adjustments based upon the collection of revenues, the payment of expenses and income taxes attributable to the properties that took place after an effective date of January 1, 2012 and prior to the closing, which was effective on December 14, 2012. These amounts were considered settled by adjusting down the unused portion of the agreed funding amount of $185.0 million. At September 30, 2014, based on our share of 2014 Block Z-1 capital and exploratory expenditures credited against the carry amount, and the sale adjustments, the carry amount available for our portion of future capital and exploratory expenditures in Block Z-1 was $23.8 million.

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

We currently have $500.0 million available under an effective shelf registration statement for debt securities, common stock, preferred stock, depositary shares and securities warrants, subscription rights, units or any combination thereof, which we may sell from time to time in one or more offerings pursuant to underwritten public offerings, negotiated transactions, at the market transactions, block trades or a combination of these methods. Potential future equity or debt financing, if any, would be dependent on the success of alternative sources of financing such as other possible joint venture arrangements, our cash position and market conditions.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), which creates Subtopic 205-40, Presentation of Financial Statements— Going Concern. ASU 2014-15 requires management to assess the entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods therein. We are currently evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on its financial position and results of operations.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business: market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, receipt of all required permits, successful completion and installation of new drilling platforms, successful installation and operation of the turbines for the gas-to-power project, availability of capital resources, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism. A more detailed discussion on risks relating to the oil and natural gas industry and to our Company is included in our Annual Report on Form 10-K for the year ended December 31, 2013 and updated in our Form 8-K Exhibit 99.3, filed on October 2, 2014.

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

Interest Rate Risk

As of September 30, 2014, we had long-term debt of approximately $153.8 million and current maturities of long-term debt of approximately $58.8 million.

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

The fair value of our 2017 Convertible Notes and 2015 Convertible Notes as compared to the carrying value at September 30, 2014 and December 31, 2013, is as follows:

	September 30, 2014		December 31, 2013

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Convertible Notes, 8.5%, due October 2017, net of discount of ($14.9) million at September 30, 2014 and ($18.3) million at December 31, 2013 (1)	$153,780	$159,665	$125,416	$130,094
Convertible Notes, 6.5%, due March 2015, net of discount of ($1.1) million at September 30, 2014 and ($4.4) million at December 31, 2013 (2)	58,849	58,992	81,523	79,663

(1)

We estimated the fair value of the 2017 Convertible Notes to be approximately $159.7 million and $130.1 million at September 30, 2014 and December 31, 2013, respectively, based on observed market prices for the same or similar type of debt issues.

(2)

We estimated the fair value of the 2015 Convertible Notes to be approximately $59.0 million and $79.7 million at September 30, 2014 and December 31, 2013, respectively, based on observed market prices for the same or similar type of debt issues.

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

For the three months ended September 30, 2014 and 2013, foreign currency gains (losses) were ($0.3) million and zero, respectively.

For the nine months ended September 30, 2014 and 2013, foreign currency gains (losses) were ($0.4) million and ($1.1) million, respectively.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note-20, “Legal Proceedings,” of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Item 3. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of legal proceedings, which are incorporated into this Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

We have updated our risk factors as previously described in our Annual Report on Form 10-K for the year ended December 31, 2013, in the Form 8-K Exhibit 99.3, filed on October 2, 2014.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

99.1	Updated Risk Factors (Incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on October 2, 2014)

101.INS	XBRL Instance Document. (Filed herewith)

101.SCH	XBRL Schema Document. (Filed herewith)

101.CAL	XBRL Calculation Linkbase Document. (Filed herewith)

101.LAB	XBRL Label Linkbase Document. (Filed herewith)

101.PRE	XBRL Presentation Linkbase Document. (Filed herewith)

101.DEF	XBRL Definition Linkbase Document. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BPZ RESOURCES, INC.

Date: November 7, 2014	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director