Form 10-Q
period 2015-03-31
BPZ RESOURCES, INC.
filed 2015-05-11
CIK 1023734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

As of April 30, 2015, there were 118,663,139 shares of common stock, no par value, outstanding.

PART I

Item 1. Financial Statements

BPZ Resources, Inc. (Debtor in Possession) and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$28,013	$62,149
Accounts receivable	3,636	1,922
Income taxes receivable	244	2,136
Value-added tax receivable	4,728	2,343
Inventory	11,784	11,878
Prepaid and other current assets	5,088	6,104
Total current assets	53,493	86,532

Property, equipment and construction in progress, net	182,530	165,971
Restricted cash	2,209	2,209
Other non-current assets	2,207	2,150
Investment in Ecuador property, net	493	501
Deferred tax asset	34,555	33,997
Total assets	$275,487	$291,360

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,164	$4,380
Accrued liabilities	7,444	6,524
Other liabilities	19,923	22,533
Accrued interest payable	-	4,883
Current maturity of long-term debt	-	214,312
Total current liabilities	32,531	252,632
Liabilities subject to compromise	223,316	-
Asset retirement obligation	5,434	5,330
Total long-term liabilities	5,434	5,330

Commitments and contingencies (Note 18 and 19)

Stockholders’ equity:
Preferred stock, no par value, 25,000 authorized; none issued and outstanding	-	-
Common stock, no par value, 250,000 authorized; 118,663 and 118,657 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	573,465	572,890
Accumulated deficit	(559,259)	(539,492)
Total stockholders’ equity	14,206	33,398
Total liabilities and stockholders’ equity	$275,487	$291,360

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. (Debtor in Possession) and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Net revenue:
Oil revenue, net	$10,892	$20,904
Other revenue	427	72

Total net revenue	11,319	20,976

Operating and administrative expenses:
Lease operating expense	7,882	5,223
General and administrative expense	6,329	6,197
Geological, geophysical and engineering expense	782	821
Depreciation, depletion and amortization expense	4,458	6,612

Total operating and administrative expenses	19,451	18,853

Operating income (loss)	(8,132)	2,123

Other income (expense):
Loss from investment in Ecuador property, net	(8)	(8)
Interest expense, net (contractual interest $4,233)	(5,974)	(3,837)
Other financing costs	(4,636)	-
Gain on derivatives	-	30
Interest income	20	5
Other expense	(547)	67

Total other expense, net	(11,145)	(3,743)

Reorganization items, net	(51)	-

Loss before income taxes	(19,328)	(1,620)

Income tax expense	439	1,950

Net loss	$(19,767)	$(3,570)

Basic net loss per share	$(0.17)	$(0.03)
Diluted net loss per share	$(0.17)	$(0.03)

Basic weighted average common shares outstanding	116,505	116,042
Diluted weighted average common shares outstanding	116,505	116,042

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. (Debtor in Possession) and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(19,767)	$(3,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	573	834
Depreciation, depletion and amortization	4,458	6,612
Amortization of investment in Ecuador property	8	8
Deferred income taxes	123	1,344
Amortization of discount and deferred financing fees	1,741	2,218
Gain on derivatives	-	(30)
Other non-cash items included in net loss	10	(16)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,714)	(10,334)
(Increase) decrease in value-added tax receivable	(2,441)	1,559
Decrease in inventory	363	2,007
Increase in other assets	(928)	(99)
(Increase) decrease in income taxes receivable	1,211	(76)
Increase in accounts payable	784	3,266
Increase (decrease) in accrued liabilities	5,245	(5,488)
Increase (decrease) in other liabilities	(2,611)	38
Net cash used in operating activities	(12,945)	(1,727)

Cash flows from investing activities:
Property and equipment additions	(21,193)	(9,166)
Net cash used in investing activities	(21,193)	(9,166)

Cash flows from financing activities:
Proceeds from sale of common stock, net	2	11
Net cash provided by financing activities	2	11

Net decrease in cash and cash equivalents	(34,136)	(10,882)
Cash and cash equivalents at beginning of period	62,149	57,395
Cash and cash equivalents at end of period	$28,013	$46,513

Supplemental cash flow information:
Cash paid for:
Interest	$-	$9,143
Income tax	105	700
Non — cash items:
Depletion allocated to production inventory	269	277
Asset retirement obligation capitalized to property and equipment, net of revisions	28	67

The accompanying notes are an integral part of these consolidated financial statements.

BPZ Resources, Inc. (Debtor in Possession) and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Organization

BPZ Resources, Inc., (together with its subsidiaries, collectively referred to as the “Company” or “BPZ” unless the context requires otherwise; references herein to “Debtor” refer only to BPZ Resources, Inc.) a Texas corporation, is based in Houston, Texas with offices in Lima, Peru, Zorritos, Peru, Quito, Ecuador and an office in Victoria, Texas. The Company is an independent oil and gas company focused on the exploration, development and production of oil and natural gas in Peru, and to a lesser extent, Ecuador. The Company also intends to utilize part of its planned future natural gas production as a supply source for the complementary development of a gas-fired power generation facility which may be wholly-owned or partially-owned by the Company, or may be wholly-owned by a third party.

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

The Company is in the process of developing its Peruvian oil and gas reserves.  The Company entered commercial production for Block Z-1 in November 2010 and produces and sells oil from the Corvina and Albacora fields under the Company’s current sales contracts with Petroleos del Peru - PETROPERU S.A. (“Petroperu”). The Company completed the installation and permitting of the CX-15 platform in the Corvina field in November 2012 to continue the development of the field. In July 2013, the Company spudded its first development well from the CX-15 platform and have completed drilling eight wells from the CX-15 platform. The Company also spudded a new development well from the A platform in the Albacora field in Block Z-1 in September 2013 and have completed drilling five wells thereafter from the A platform. Three onshore shallow exploration wells, ranging in depth from 3,500 to 3,800 feet, were drilled in Block XXIII during 2014. The Company is planning to pursue a long term testing program in these Block XXIII prospects, starting with Piedra Candela, and potentially sell the tested gas under a pilot program to the local communities.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of BPZ Resources, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal, recurring nature. All significant transactions between BPZ and its consolidated subsidiaries have been eliminated. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Debtor be unable to continue as a going concern.

As a result of the Chapter 11 proceedings, as described below, the satisfaction of the Company’s liabilities and funding of ongoing operations are subject to uncertainty and, accordingly, there is a substantial doubt of the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the Chapter 11 Case, other than as set forth under “liabilities subject to compromise” on the accompanying consolidated balance sheet and “reorganization items, net” on the accompanying consolidated statement of operations (see Note 2-Liquidity and Capital Resources). In particular, the consolidated financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to shareowners’ equity accounts, the effect of any changes that may be made to the Debtor’s capitalization; or (4) as to operations, the effect of any changes that may be made to the Debtor’s business.

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

Other items subject to estimates and assumptions include the carrying amounts of property, plant and equipment, including impairments and asset retirement obligations, liabilities subject to compromise, and deferred income tax assets. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. Current credit market conditions combined with volatile commodity prices have resulted in increased uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined accurately, actual results could differ significantly from management’s estimates.

Reclassification

Certain reclassifications have been made to the 2014 consolidated financial statements to conform to the 2015 presentation. These reclassifications were not material to the accompanying consolidated financial statements.

Summary of Significant Accounting Policies

The Company provided a summary discussion of significant accounting policies, estimates and judgments in Note-1 and Note-3 to the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2014. These interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs— Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on its financial position and results of operations. The FASB is currently proposing to delay the effective date by one year.

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

Voluntary Reorganization Under Chapter 11

Overview

The Company has not been profitable since it commenced operations and it requires substantial capital expenditures as the Company advances development projects at Block Z-1 and exploration projects in its other Blocks.  Currently, the Company requires substantial and significant additional financing to continue to fund its capital expenditure program, service its debt obligations, pay its suppliers and service providers and implement its business plan.  The Company’s major sources of funding to date have been debt and equity financing, asset sales and net margin from oil sales.  The severe downturn in the economic climate for the oil and gas industry, increased capital costs and debt service costs for the industry, combined with experiencing less-than-expected operating performance in Block Z-1, have placed an extreme strain on the Company’s cash flow from operations. This has resulted in the inability of the Company to meet its debt obligations, and has made it exceptionally difficult for the Company to obtain reasonable financing. As a result of these events, the Company had to explore restructuring alternatives, which culminated in BPZ Resources, Inc. filing for voluntary reorganization under Chapter 11 of the Bankruptcy Code during the first quarter of 2015, as discussed in further detail below. Because of the risks and uncertainties associated with the Chapter 11 case, the Company cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 case will have on its business, financial condition and results of operations, and there is no certainty as to its ability to continue as a going concern.

The Company currently has the following convertible notes outstanding: (i) $59.9 million principal amount of Convertible Notes due 2015 (the “2015 Convertible Notes”), which bear interest semi-annually at a rate of 6.50% per year, and (ii) $168.7 million principal amount of Convertible Notes due 2017 (the “2017 Convertible Notes”), which bear interest semi-annually at a rate of 8.50% per year. The 2015 Convertible Notes matured with repayment of approximately $62 million in principal and interest due on March 1, 2015. The Company’s estimated capital and exploratory expenditures for 2015 call for it to spend approximately $49.0 million, excluding capitalized interest, for its three onshore Blocks in which the Company holds 100% working interests, and its share of the capital and exploratory expenditures for offshore Block Z-1 required under its Joint Venture Agreement with Pacific Rubiales. The carry amount Pacific Rubiales agreed to pay under the joint venture was completed in December 2014 and the Company is now responsible for funding its full share of capital expenditures and joint operating expenditures for Block Z-1.

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

As a result of the aforementioned events and circumstances, in December 2014 the Company engaged the services of Houlihan Lokey Capital Inc. and Stroock & Stroock & Lavan LLP (the “Advisors”) to assist it in analyzing various strategic alternatives and addressing the Company’s liquidity and capital structure, and formed a special committee of the Board of Directors to work with the Advisors. The Company engaged in discussions with representatives of its various debt holders regarding, among other items, the potential terms under which one or both bond issues could be restructured to provide a capital structure which would allow the Company to continue developing its oil and gas assets.  The Company has also pursued discussions with other potential investors regarding alternative financing solutions.  The Company decided that it was in the best long-term interest of all stakeholders, both credit and equity holders, to expeditiously address the Company's capital structure with the goal of reducing debt and the cost of capital to position the Company for the future, and on March 2, 2015 announced that it had decided not to pay approximately $62 million in principal and interest due on March 1, 2015 on its 2015 Convertible Notes and to use a 10-day grace period on principal due and a 30-day grace period on interest due to continue discussions with its debt holders.

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

On March 9, 2015 (the “Petition Date”), BPZ Resources, Inc. (the “Debtor”) filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) to provide more time to find an appropriate solution to its financial situation and implement a plan of reorganization aimed at improving its capital structure (the "Chapter 11 case"). The Chapter 11 case is being administered by the Bankruptcy Court as Case No. 15-60016.

The filing of the Chapter 11 case constituted an event of default that triggered repayment obligations under the 2015 Convertible Notes and the 2017 Convertible Notes, permitting the trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2017 Convertible Notes to also declare the full amount of the principal and interest thereunder immediately due and payable. The ability of the holders of the 2015 Convertible Notes and the 2017 Convertible Notes to seek remedies and enforce their rights under the indentures was automatically stayed as a result of the filing of the Chapter 11 case, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Since the Petition Date, the Debtor has operated its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code, which will allow the Debtor to continue operations during the reorganization proceedings.  The Debtor will remain in possession of its assets and properties, and its business and affairs will continue to be managed by its directors and officers, subject in each case to the supervision of the Bankruptcy Court. The Bankruptcy Court has also granted relief giving the Debtor the authority to take a broad range of actions, including, among others, authority to maintain bank accounts and the cash management system, pay certain employee obligations, post-petition utilities and other customary relief to continue Debtor’s operations.

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

While operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Debtor may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Moreover, the Debtor has not yet filed a plan of reorganization with the Bankruptcy Court. The Debtor currently retains the exclusive right to propose a plan of reorganization under section 1121(d) of the Bankruptcy Code. The ultimate plan of reorganzation, which would be subject to acceptance by the requisite majorities of empowered creditors under the Bankruptcy Code and Bankruptcy Court approval, will likely materially change the amounts and classifications in the Company's Consolidated Financial Statements. No assurance can be given as to the value, if any, that may be ascribed to the Debtor’s various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the Debtor’s reorganization. In particular, in most cases under Chapter 11 of the Bankruptcy Code, holders of equity securities receive little or no recovery of value from their investment. Accordingly, the Debtor urges that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims. Our common stock currently only trades in the over-the-counter market on the OTC Pink Marketplace. From March 3, 2015 through March 11, 2015 the Company traded under the symbol “BPZR.” Currently, the Company is traded under the symbol “BPZRQ.”

General Information

Notices to Creditors; Effect of Automatic Stay. The Debtor has notified all known current or potential creditors that the Chapter 11 Case was filed. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtor’s Chapter 11 Case automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtor or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtor, or to create, perfect or enforce any lien against the property of the Debtor, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

Appointment of Creditors’ Committee

On April 14, 2015, the U.S. Trustee appointed a statutory official committee of unsecured creditors (the Creditors’ Committee) for the Chapter 11 Case.

Executory Contracts

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtor may assume, assume and assign, or reject certain executory contracts, subject to the approval of the Bankruptcy Court, and certain other conditions.

In general, rejection of an executory contract is treated as a pre-petition breach of the executory contract in question and, subject to certain exceptions, relieves the Debtor from performing its future obligations under such executory contract but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts have the right to file claims against the Debtor's estate for such damages. Generally, the assumption of an executory contract requires the Debtor to cure existing defaults under such executory contract.

Any description of an executory contract elsewhere in this report or reflected in the Notes to the Consolidated Financial Statements, including where applicable the Debtor's express termination rights or a quantification of its obligations, must be read in conjunction with, and is qualified by, any rights the Debtor or counterparties have under Section 365 of the Bankruptcy Code.

The Debtor expects that liabilities subject to compromise and resolution in the Chapter 11 Case will arise in the future as a result of damage claims created by the Debtor's rejection of various executory contracts. Due to the uncertain nature of many of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material. See “Liabilities Subject to Compromise” in this Note 2.

Magnitude of Potential Claims

On April 22, 2014, the Debtor filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtor, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.

Rule 3003(c)(3) of the Federal Rules of Bankruptcy Procedure requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to Section 501 of the Bankruptcy Code. This Rule also provides that any creditor who asserts a claim against the Debtor that arose prior to the Petition Date and whose claim (i) is not listed on the Debtor’s schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. The Bankruptcy Court has not yet established a date and time by which such proofs of claim must be filed.

Differences between amounts scheduled by the Debtor and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Plan of Reorganization.

The Debtor has not yet filed a plan of reorganization with the Bankruptcy Court. The Debtor has the exclusive right to file a plan of reorganization through and including July 7, 2015, and to solicit votes on such a plan if filed by such date through and including September 4, 2015, subject to the ability of parties in interest to file motions seeking to terminate the Company's exclusive periods, as well as the Debtor 's right to seek further extensions of such periods. The Debtor has a right to seek further extensions of such exclusive periods, subject to the statutory limit of 18 months from the Petition Date in the case of filing a plan and 20 months in the case of soliciting and obtaining acceptances of such a plan. The implementation of a plan of reorganization is subject to confirmation of the plan by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code, and the occurrence of the effective date under the plan. At this time, there is no certainty as to when or if a plan will be filed, the provisions of a plan (including provisions with respect to the treatment of prepetition claims and equity interests), or whether a plan will be confirmed and become effective.

Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests - a process known as “cram down”. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the shareholders receive no recovery if the proponent of the plan demonstrates that: (i) no class junior to the common stock is receiving or retaining property under the plan; and (ii) no class of claims or interests senior to the common stock is being paid more than in full.

The availability and utilization of net operating losses post-emergence is uncertain at this time and will be highly influenced by the composition of restructuring plan alternatives that may be considered and ultimately pursued.

Debtor Condensed Financial Statements

The following condensed financial statements of the Debtor are shown below. The Debtor’s condensed financial statements include amounts due from related non-Debtors.

Condensed Balance Sheet
March 31,
2015
(In thousands)
ASSETS
Current assets:	$11,146
Investment in and long-term receivables from subsidiaries (1)	226,998
Total assets	$238,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7
Accrued liabilities	615
Total current liabilities	622
Liabilities subject to compromise (2)	223,316
Total stockholders’ equity	14,206
Total liabilities and stockholders’ equity	$238,144

(1)

It is expected that upon consummation of the Chapter 11 Case, all intercompany receivables and payables will be offset and settled through equity contributions.  No allowances for intercompany receivables from the Debtor has been recorded in the consolidated financial statements.

(2)	See below for information on Liabilities subject to compromise.

Condensed Statement of Operations
Three Months Ended March 31,
2015
(In thousands)
Intercompany revenue	$2,712
Operating and administrative expenses:
General and administrative expense	2,648
Geological, geophysical and engineering expense	507
Total operating and administrative expenses	3,155

Operating loss	(443)
Other income (expense):
Interest expense, net	(5,974)
Other financing costs	(3,886)
Equity in net loss of subsidiaries	(9,022)
Interest income	2
Other expense	(9)
Total other expense, net	(18,889)
Reorganization items, net (3)	(51)
Loss before income taxes	(19,383)
Income tax expense	384
Net loss	$(19,767)

(3)	See below for information on Reorganization items, net.

Condensed Statement of Cash Flows
For the Three Months Ended
March 31,
2015
(In thousands)
Net cash provided by (used in)
Net cash provided by (used in) operating activities	$(3,999)
Net cash provided by (used in) investing activities	(21,376)
Net cash provided by (used in) financing activities	2
Net increase (decrease) in cash and cash equivalents	(25,373)

Cash and cash equivalents at beginning of period	36,370

Cash and cash equivalents at end of period	$10,997

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise included on the consolidated balance sheet as of March 31, 2015:

March 31, 2015
(in thousands)
Debt, net	$214,109
Accrued liabilities	90
Accrued interest payable	9,117
Liabilities subject to compromise	$223,316

Debt, including undersecured debt, classified as subject to compromise as of March 31, 2015 consisted of:

March 31, 2015
(in thousands)
Convertible Notes due 2017	$154,219
Convertible Notes due 2015	59,890
Debt, net	$214,109

Debt is reported net of unamortized discount and the remaining debt issue costs.

Liabilities subject to compromise refers to prepetition obligations which may be impacted by the Chapter 11 reorganization process. These amounts represent the Debtor’s current estimate of known or potential prepetition obligations to be resolved in connection with the Chapter 11 Case.

All of the Company’s unsecured debt has been classified as liabilities subject to compromise.

Differences between liabilities the Debtor has estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 proceedings and adjust amounts as necessary. Such adjustments may be material. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known.

Reorganization Items, net

Reorganization items include expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 proceedings.

The following table summarizes the components included in reorganization items, net on the consolidated statements of operations for the three months ended March 31, 2015:

March 31,
2015
(in thousands)
Professional fees	$(51)
Reorganization items, net	$(51)

Note 3 — Divestiture

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

The carry amount Pacific Rubiales agreed to pay under the joint venture was completed in December 2014 and the Company is now responsible for funding our full share of capital expenditures and joint operating expenditures for Block Z-1.

At March 31, 2015 and December 31, 2014, the Company reflected $19.9 million and $22.5 million, respectively, as other current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012.

Note 4 — Receivables, Accounts Payable and Accrued Liabilities

Accounts Receivable

Below is a summary of accounts receivable as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Commodity sales	$2,887	$1,473
Other	749	449
Accounts receivable	$3,636	$1,922

At March 31, 2015 and December 31, 2014, accounts receivable other consisted of $0.3 million and $0.3 million due to the Company from the Company’s joint venture partner for services and materials provided directly to the joint venture partner.

Income Taxes Receivable

The Company’s March 31, 2015 and December 31, 2014, income tax receivable amounts were $0.2 million and $2.1 million, respectively.

Value-Added Tax Receivable

Value-added tax (referred to as “IGV” in Peru) is generally imposed on goods and services at a rate of 18%.

The Company is recovering its IGV receivable with IGV payables associated with oil sales under the normal IGV recovery process.

Activity related to the Company’s value-added tax receivable for the three months ended March 31, 2015 and the year ended December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Value-added tax receivable as of the beginning of the period	$4,493	$12,262
IGV accrued related to expenditures during period	4,965	13,943
IGV reduced related to sale of oil during period	(2,523)	(21,712)
Value-added tax receivable as of the end of the period	$6,935	$4,493

Current portion of value-added tax receivable as of the end of the period	$4,728	$2,343

Long-term portion of value-added tax receivable as of the end of the period	$2,207	$2,150

See Note-6, “Prepaid and Other Current Assets and Other Non-Current Assets” for further information on the long-term portion of the value-added tax receivable.

Accounts Payable and Accrued Liabilities

Below is a summary of accounts payable as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Accounts payable - joint venture	$4,679	$2,947
Other accounts payable	485	1,433
Accounts payable	$5,164	$4,380

The March 31, 2015 and December 31, 2014 accrued liabilities amounts were $7.4 million and $6.5 million, respectively.

Note 5 — Inventory

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

Below is a summary of inventory as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Tubular goods, accessories and spare parts	$9,800	$9,854
Crude oil	1,984	2,024
Inventory	$11,784	$11,878

	March 31, 2015	December 31, 2014
Crude oil (barrels)	36,011	42,087
Crude oil (cost per barrel)	$55.10	$48.09

Note 6 — Prepaid and Other Current Assets and Other Non-Current Assets

Below is a summary of prepaid and other current assets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Prepaid expenses and other	$4,626	$3,184
Prepaid insurance	462	976
Debt issue costs, net	-	1,944
Prepaid and other current assets	$5,088	$6,104

Prepaid expenses and other are related to prepayments for drilling services, equipment rental and material procurement, debt issue costs, net, certain tax receivables and deposits that are rent deposits in connection with the Company’s offices in Houston and Peru. Prepaid insurance consists of premiums related to the Company’s operations as well as general liability and directors’ and officers’ insurance policies.

Below is a summary of other non-current assets as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(in thousands)
Debt issue costs, net	$-	$-
Value-added tax receivable	2,207	2,150
Other non-current assets	$2,207	$2,150

Debt issue costs, net, consist of direct transaction costs incurred by the Company in connection with its debt raising efforts, less the amortization of the debt issuance costs to date.

As a result of the Company being in default under the 2015 Convertible Notes and the 2017 Convertible Notes and the Debtor’s voluntarily filing for reorganization under Chapter 11 of the Bankruptcy Code on March 9, 2015, the Company’s debt issue costs has been netted in Liabilities subject to compromise at March 31, 2015. Based on the outcome of the Bankruptcy Court proceedings, the debt issue costs may have no future benefit to the Company and may be written off. The Company’s debt issue costs were classified as a current asset at December 31, 2014.

The debt issue costs, net associated with the 2015 Convertible Notes and the 2017 Convertible Notes were zero and $1.7 million at March 31, 2015, respectively, and these amounts were classified as Liabilities subject to compromise. The debt issue costs, net associated with the 2015 Convertible Notes and the 2017 Convertible Notes were $0.1 million and $1.8 million at December 31, 2014, respectively, and these amounts were classified as prepaid and other current assets.

The following table shows the amount of debt issue costs amortized into interest expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Amortization of debt issue costs	$266	$374
	$266	$374

For further information regarding the Company’s debt, see Note-11, “Debt Obligations.”

At March 31, 2015 and December 31, 2014, the Company classified $2.2 million and $2.2 million, respectively, of its value-added tax receivable balance as a long-term asset as it believed it would take longer than one year to receive the benefit of this portion of the value-added tax receivable. For further information, see Note-4, “Receivables, Accounts Payable and Accrued Liabilities.”

Note 7 — Property, Equipment and Construction in Progress

Below is a summary of property, equipment and construction in progress as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Construction in progress:
Power plant and related equipment	$32,801	$32,801
Platforms and wells	45,786	30,363
Pipelines and processing facilities	880	892
Other	2,328	216
Producing properties (successful efforts method of accounting)	150,749	147,071
Producing equipment	40,316	40,315
Barge and related equipment	34,289	34,289
Office equipment, leasehold improvements and vehicles	9,139	9,131
Accumulated depletion, depreciation and amortization	(133,758)	(129,107)
Property, equipment and construction in progress, net	$182,530	$165,971

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

Suspended Exploratory Well Costs

Exploratory well costs capitalized greater than one year after completion of drilling were $6.6 million as of March 31, 2015, and December 31, 2014. The exploratory well costs relate to the CX11-16X gas well that was drilled in 2007, which tested sufficient quantities of gas and is currently shut-in until such time as a market is established for selling the gas. The Company plans to use the gas from the CX11-16X well for its gas-to-power project. See Note-18, “Commitments and Contingencies” for further information on the gas-to-power project.

Capital Expenditures

During the three months ended March 31, 2015, the Company incurred capital expenditures of approximately $21.2 million associated with its development initiatives for the exploration and production of oil and natural gas reserves in Peru.

The capital expenditures added were approximately $6.8 million related to the CX-15 development drilling program, approximately $6.5 million related to the development drilling program in Albacora, approximately $2.2 million related to the Delfin platform, approximately $1.6 million related to the Albacora gas compressor, approximately $1.1 million related to the Piedra Redonda platform, approximately $0.4 million related to the CX-15 platform and other capital expenditures of $2.6 million. There was no interest capitalized for the three months ended March 31, 2015.

In the first quarter of 2015 the Company agreed with its Block Z-1 partner and Perupetro to delay the installation of the Delfin platform, the Piedra Redonda platform and drilling of the Delfin well. The Company will be storing the platforms in the Gulf Island yards in Houma, Louisiana for a period of approximately twelve to eighteen months.

Asset Impairments

There were no asset impairment for the three months ended March 31, 2015 and March 31, 2014.

The following table shows the amount of interest expense capitalized to construction in progress for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest expense capitalized	$-	$2,870

Note 8 — Asset Retirement Obligation

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

Activity related to the Company’s ARO for the three months ended March 31, 2015 and the year ended December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
ARO as of the beginning of the period	$5,330	$1,564
Liabilities incurred during period	214	2,800
Accretion expense	77	133
Revisions in estimates during period	(187)	833
ARO as of the end of the period	$5,434	$5,330

The 2014 revisions in estimates are due to the change in estimates of future costs and the shift in timing of cash flows associated with expected payment of the ARO liability.  As a revision to estimated costs in 2014, the present value of the liabilities was adjusted and, as a result, the Company adjusted both the liability and capitalized asset. Any negative adjustment in excess of asset retirement cost is reclassified to depreciation, depletion, and amortization expense.

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

Below is a summary reflecting the Company’s income (loss) from the investment in the Ecuador property for the three months ended March 31, 2015 and 2014, respectively, and the investment in the Ecuador property at March 31, 2015 and December 31, 2014, respectively.

	Three Months Ended March 31,
	2015	2014

Distributions received from investment in Ecuador property	$-	$-
Amortization of investment in Ecuador property	(8)	(8)
Loss from investment in Ecuador property, net	$(8)	$(8)

	March 31,	December 31,
	2015	2014
	(in thousands)
Investment in Ecuador property, net	$493	$501

In 2013, in order to extend the term of the contract from 2016 to 2029, the Consortium, which includes the Company and three other partners, agreed to additional work commitments to increase production in the Santa Elena field. The Company’s total share of this commitment over the remaining life of the contract is $4.9 million (the Company’s 10% non-operating net profits interest) which amount is due throughout the period of 2015 through 2028. This commitment is expected to be funded by cash on hand, cash generated from new production, or loans of the Consortium. If the Consortium does not have sufficient cash on hand, the Company may elect to make a cash contribution to the Consortium for its 10% share of the commitment. If the Company elects not to make its 10% share contribution of the commitment, it would lose its rights in the Consortium and the contract for the Santa Elena field.

In the fourth quarter of 2014, the Consortium incurred a loan for the additional work commitments to increase production in the Santa Elena field. The Consortium loan is to be paid with cash generated from the production of the Santa Elena Field. The Company’s total share of this loan would be $0.9 million (our 10% non-operating net profits interest) which amounts are due quarterly through the fourth quarter of 2017. If the Consortium does not have sufficient cash on hand, the Company would make a cash contribution to the Consortium for its 10% share of this loan.

Note 10 — Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Performance bonds totaling $5.7 million for properties in Peru	$1,559	$1,559
Performance obligations and commitments for the gas-to-power site	650	650
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$2,209	$2,209

Current portion of restricted cash as of the end of the period	$-	$-

Long-term portion of restricted cash as of the end of the period	$2,209	$2,209

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, legal requirements or rental practices.

Note 11 — Debt Obligations

At March 31, 2015 and December 31, 2014, debt consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)

Convertible Notes, 8.5%, due October 2017, net of discount of zero at March 31, 2015 and ($13.9) million at December 31, 2014	$-	$154,839
Convertible Notes, 6.5%, due March 2015, net of discount of zero at March 31, 2015 and ($0.4) million at December 31, 2014	-	59,473
	-	214,312
Less: Current maturity of long-term debt	-	214,312
Long-term debt, net	$-	$-

As a result of the Company’s decision to not pay the principal and interest on the 2015 Convertible Notes when due on March 1, 2015 and after its exercise of a grace period until March 10, 2015, a cross default provision contained in the 2017 Convertible Notes was triggered. In addition, the Debtor voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code on March 9, 2015, which was also an event of default under both the 2015 Convertible Notes and the 2017 Convertible Notes. Therefore all of the Company’s debt and related interest is considered due and callable once the default provisions were triggered and, all debt has been classified as Liabilities subject to compromise at March 31, 2015 and current liabilities at December 31, 2014.

Convertible Notes due 2017

During the third quarter of 2013, the Company closed on an offering for an aggregate principal amount of $143.8 million of convertible notes due 2017, which includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the 2017 Convertible Notes in addition to the original offering of $125.0 million. The 2017 Convertible Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness and rank senior in the right of payment to all of its existing and future subordinated debt.  The 2017 Convertible Notes are subordinate to any secured indebtedness the Company may have to the extent of the value of the assets collateralizing such indebtedness.  The 2017 Convertible Notes are not guaranteed by the Company’s subsidiaries. In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. As a result, the Company had $168.7 million principal amount of 2017 Convertible Notes outstanding at March 31, 2015.

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

As a result of the exchange during the second quarter of 2014, the Company estimated its non-convertible borrowing rate at the date of issuance of the $25.0 million 2017 Convertible Notes to be 7.89%. The 7.89% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as the Company and was obtained through a quote from a financial advisor. Using the income method and discounting the principal and interest payments of the 2017 Convertible Notes with the 7.89% non-convertible borrowing rate, the Company estimated the fair value of the $25.0 million 2017 Convertible Notes to be approximately $25.4 million, with the premium being approximately $0.4 million. The value of the equity component was estimated at $0.5 million. The premium is being amortized as non-cash interest expense over the life of the 2017 Convertible Notes using the effective interest method. In addition, approximately $0.3 million of fees were considered debt issue costs that are being amortized as a non-cash interest expense over the life of the notes using the effective interest method. The Company recognized a loss on this transaction of approximately $0.9 million and this loss was included in the “Loss on extinguishment of debt” in the consolidated statement of operations in the second quarter of 2014. For further information on debt issue costs see Note-6, “Prepaid and Other Current Assets and Other Non-Current Assets.”

As a result of the Company’s decision to not pay the principal and interest on the 2015 Convertible Notes when due on March 1, 2015 and after exercise of a grace period until March 10, 2015, a cross default provision contained in the 2017 Convertible Notes was triggered. In addition, the Debtor voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code on March 9, 2015, which was an event of default under both the 2015 Convertible Notes and the 2017 Convertible Notes. Therefore all of the Company’s debt and related interest is considered due and callable once the default provisions were triggered and all debt has been classified as Liabilities subject to compromise at March 31, 2015.

The Company evaluated the 2013 Indenture for the 2017 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of March 31, 2015, the net amount of $154.2 million includes the $168.7 million of principal reduced by $12.8 million of the remaining unamortized discount and $1.7 million of the remaining debt issue costs. The remaining unamortized discount of $12.8 million and the remaining debt issue costs of $1.7 million may be written off as a result of the Chapter 11 Case. However, if the structure of the debt remains unchanged after the post Chapter 11 proceedings, the unamortized discount and debt issue costs will be amortized into interest expense, using the effective interest method, over the remaining life of the 2017 Convertible Notes, which mature in October 2017.  The Company is currently in default on its 2015 Convertible Notes. On March 9, 2015, the Debtor filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code as described in Note 2 to our Consolidated Financial Statements under the caption “—Voluntary Reorganization Under Chapter 11”. At March 31, 2015, using the conversion rate of 249.5866 shares per $1,000 principal amount of the 2017 Convertible Notes, if the $168.7 million of principal were converted into shares of common stock, the notes would convert into approximately 42.1 million shares of common stock.  As of March 31, 2014, there is no excess if-converted value to the holders of the 2017 Convertible Notes as the price of the Company’s common stock at March 31, 2015, $0.03 per share, is less than the conversion price.

The annual effective interest rate on the 2017 Convertible Notes, including the amortization of debt issue costs, is approximately 12.5%.

The following table shows the amount of interest expense related to the 2017 Convertible Notes, disregarding capitalized interest considerations, for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest expense related to the contractual interest coupon	$3,585	$3,055
Amortization of debt discount expense	1,058	959
Amortization of debt issue costs	160	135
Interest expense related to the 2017 Convertible Notes	$4,803	$4,149

Convertible Notes due 2015

During the first quarter of 2010, the Company closed on a private offering for an aggregate principal amount of $170.9 million of convertible notes due 2015. The 2015 Convertible Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are subordinate to all of the Company’s secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by the Company’s subsidiaries. In September 2013, the Company repurchased $85.0 million of the aggregate principal amount of the $170.9 million of the 2015 Convertible Notes, leaving a principal balance of $85.9 million. In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. As a result, the Company had $59.9 million principal amount of 2015 Convertible Notes outstanding at March 31, 2015.

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

In September 2013, the Company repurchased $85.0 million of aggregate principal amount of the 2015 Convertible Notes. As a result of the $85.0 million repurchase during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt and the remaining $72.8 million of the repayment were considered an exchange of debt. The $85.0 million of 2015 Convertible Notes were repurchased with an approximate discount of 10%. The Company recognized a gain on the retirement of the debt of approximately $0.2 million and this gain was included in the “Loss on extinguishment of debt” in the consolidated statement of operations in the third quarter of 2013. For further information on debt issue costs see Note-6, “Prepaid and Other Current Assets and Other Non-Current Assets.”

As a result of the exchange during the second quarter of 2014, the $26.0 million of aggregate principal amount of 2015 Convertible Notes exchanged was considered a retirement of debt and deemed a substantial modification of debt. The $26.0 million of 2015 Convertible Notes were exchanged with an approximate discount of 4%. The Company recognized a loss on the retirement of the debt of approximately $0.3 million and this loss was included in the “Loss on extinguishment of debt” in the consolidated statement of operations in the second quarter of 2014. For further information on debt issue costs see Note-6, “Prepaid and Other Current Assets and Other Non-Current Assets.”

The Company evaluated the 2010 Indenture for the 2015 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging.” Therefore, no additional amounts have been recorded for those items.

As of March 31, 2015, the net amount of $59.9 million of 2015 Convertible Notes outstanding includes the $59.9 million of principal reduced by zero of the remaining unamortized discount. The Company is currently in default on its 2015 Convertible Notes. On March 9, 2015, the Debtor filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code as described in Note 2 to our Consolidated Financial Statements under the caption “—Voluntary Reorganization Under Chapter 11”. At March 31, 2015, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $59.9 million of principal were converted into shares of common stock, the notes would convert into approximately 10.1 million shares of common stock.  As of March 31, 2015, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of the Company’s common stock at March 31, 2015, $0.03 per share, is less than the conversion price.

The annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.0%.

The following table shows the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest expense related to the contractual interest coupon	$648	$1,396
Amortization of debt discount expense	417	885
Amortization of debt issue costs	106	239
Interest expense related to the 2015 Convertible Notes	$1,171	$2,520

Interest Expense

The following table is a summary of interest expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest expense	$5,974	$6,707
Capitalized interest expense	-	(2,870)
Interest expense, net	$5,974	$3,837

Other Financing Costs

The following table is a summary of other financing costs, which includes fees associated with potential debt restructuring, in the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Other financing costs	$4,636	$-

Note 12 — Derivative Financial Instruments

Objective and Strategies for Using Derivative Instruments:

In connection with the $75.0 million secured debt facility through July 2014, the Company and Credit Suisse agreed that a portion of the arranger fee would be based on the performance for oil prices and be payable at each of the principal repayment dates.  The fee is calculated by multiplying the principal payment amount by the change in oil prices from the loan origination date and the oil price at each principal repayment date. Additionally, the fee is capped at 12% of the $75.0 million secured debt facility. The Performance Based Arranger Fee is being accounted for as an embedded financing derivative under ASC Topic 815, “Derivatives and Hedging” and, accordingly, is being recorded at fair value with any changes in value reflected as a gain or loss on derivatives in the accompanying Consolidated Statements of Operations. The following table sets forth a reconciliation of the changes in fair value of the Company’s derivative financial instruments for the three months ended March 31, 2015 and the year ended December 31, 2014:

Derivative Financial Instruments Not Designated as Hedging Instruments

	2015	2014
	(in thousands)
Beginning fair value of derivatives	$-	$30
(Gain) loss on derivatives	-	(2)
Cash settlements paid	-	(28)
Ending fair value of derivatives	$-	$-

See Note-14, “Fair Value Measurements and Disclosures” for a discussion of methods and assumptions used to estimate the fair values of the Company’s derivative instruments.

Note 13 — Stockholders’ Equity

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

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)

Net loss	$(19,767)	$(3,570)

Shares:
Basic weighted average common shares outstanding	116,505	116,042

Incremental shares from assumed conversion of dilutive share based awards	-	-

Diluted weighted average common shares outstanding	116,505	116,042
Excluded share based awards (1) (2)	7,574	9,122
Excluded 2017 convertible debt shares (1)	42,108	35,878
Excluded 2015 convertible debt shares (1)	10,122	14,516

Basic net loss per share	$(0.17)	$(0.03)
Diluted net loss per share	$(0.17)	$(0.03)

(1) Inclusion of the shares for these awards would have had an antidilutive effect.
(2) Inclusion of the performance share units for these awards would have had an antidilutive effect. The actual number of performance share units earned may range from 0% to 200%.

The following table summarizes stock-based compensation costs recognized under ASC Topic 718, “Stock Compensation,” for the three months ended March 31, 2015 and 2014, respectively, which are included in “General and administrative expense” on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Employee stock-based compensation costs	$468	$639
Director stock-based compensation costs	105	193
Employee stock purchase plan costs	-	2
Total stock-based compensation costs	$573	$834

Stock Option, Restricted Stock and Performance Share Plans

The Company has in effect the 2007 Long-Term Incentive Compensation Plan, as amended in 2010 and 2014 to increase the number of shares available (the “2007 LTIP”), and the 2007 Directors’ Compensation Incentive Plan (the “Directors’ Plan”). The 2007 LTIP and Directors’ Plan provide for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any of the Company’s officers, employees, consultants and the employees of certain of the Company’s affiliates, as well as non-employee directors. The number of shares authorized under the amended 2007 LTIP and Directors’ Plan is 12.0 million and 4.0 million, respectively, which includes an additional 4.0 million shares related to the 2007 LTIP and 1.5 million shares related to the Directors’ Plan approved by the Company’s shareholders on June 20, 2014. As of March 31, 2015, approximately 4.5 million shares remain available for future grants under the 2007 LTIP and 1.8 million shares remain available for future grants under the Directors’ Plan.

Restricted Stock Awards and Performance Stock Units

Restricted Stock

Restricted stock is subject to certain restrictions on ownership and transferability when granted. The fair value of restricted stock awards is based on the market price of the Common Stock on the date of grant. Compensation cost for such awards is recognized ratably over the vesting or service period, net of forfeitures; however, compensation cost related to performance shares will not be recorded or will be reversed if the Company does not believe it is probable that such performance criteria will be met or if the service provider (employee or otherwise) fails to meet such criteria. There has been no restricted stock awarded in 2015.

Performance Stock Units

Compensation expense associated with these Relative Performance Stock Units is based on the grant date fair value of a single Relative Performance Stock Unit as determined using a Monte Carlo simulation model.  As the Company intends to settle these Relative Performance Stock Units with shares of the Company’s common stock at the end of the performance period, the Relative Performance Stock Unit awards are accounted for as equity awards and the expense is calculated on the grant date and amortized over the life of the Relative Performance Stock Unit awards. There have been no Relative Performance Stock Unit awards granted in 2015.

Compensation expense associated with these Absolute Performance Stock Units is based on the grant date fair value of a single Absolute Performance Stock Unit as determined using a Monte Carlo simulation model.  As the Company intends to settle these Absolute Performance Stock Units with shares of the Company’s common stock at the end of the performance period, the Absolute Performance Stock Unit awards are accounted for as equity awards and the expense is calculated on the grant date and amortized over the life of the Absolute Performance Stock Unit awards. There have been no Absolute Performance Stock Unit awards granted in 2015.

Stock Options

Incentive and non-qualified stock options issued to directors, officers, employees and consultants are typically granted at the fair market value on the date of grant. The Company’s stock options generally vest in equal annual installments over a two to three year period and expire ten years from the date of grant. There have been no stock options awarded in 2015.

Employee Stock Purchase Plan

The employee stock purchase plan, which was approved by the shareholders on June 24, 2011, provides eligible employees the opportunity to acquire shares of BPZ Resources, Inc. common stock at a discount through payroll deductions. Employees are allowed to purchase up to 2,500 shares in any one offering period (not longer than twenty-seven months), within IRS limitations and plan rules. The offering period means each period of time which common stock is offered to participants. Unless otherwise determined by the Compensation Committee, a new offering period shall commence on the first day of each calendar quarter. Generally, the purchase price for stock acquired under the plan is the lower of 85% (subject to Compensation Committee adjustment) of the fair market value of the common stock on the grant date or the fair market value of the common stock on the investment date. Under this plan, 2,000,000 common shares were reserved for issuance and purchase by eligible employees. Activity under this plan began in the first quarter of 2012. At March 31, 2015, 1,906,124 shares were available for issuance. On April 1, 2015, 54 shares were issued to employees at a price of $0.03 per share.

Note 14 — Fair Value Measurements and Disclosures

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of variable financing arranger fee payments that are dependent on the change in oil prices from the loan origination date of the Company’s $75.0 million secured debt facility (through July 2014) and the oil price on each repayment date. The Company estimated the fair value of these payments based on published forward commodity price curves at each financial reporting date. The discount rate used to discount the associated cash flows is based on the Company’s credit-adjusted risk-free rate. Accordingly, these derivatives are considered to be a Level 2 measurement on the fair value hierarchy. For further information regarding the Company’s derivatives, see Note-12, “Derivative Financial Instruments.” At March 31, 2015 and December 31, 2014 there were no variable financing arranger fees payments outstanding.

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of long-lived assets, at fair value on a non-recurring basis. As none of the Company’s non-financial assets and liabilities were impaired for the three months ended March 31, 2015 and March 31, 2014, and no other fair value measurements were required to be recognized on a non-recurring basis, additional disclosures were not provided.

Additional Fair Value Disclosures

Debt with Fixed Interest Rates

The fair value information regarding the Company’s fixed rate debt at March 31, 2015 and December 31, 2014 is as follows:

	Subject to Compromise		Not Subject to Compromise
	March 31, 2015		December 31, 2014

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Convertible Notes, 8.5%, due October 2017, net of debt issue costs of ($1.7) million and net of discount of ($12.8) million at March 31, 2015 and net of discount of ($13.9) million at December 31, 2014 (1)	$154,219	$25,307	$154,839	$57,361
Convertible Notes, 6.5%, due March 2015, net of debt issue costs of zero and net of discount of zero at March 31, 2015 and net of discount of ($0.4) million at December 31, 2014 (2)	59,890	9,133	59,473	20,662

(1)       The Company estimated the fair value of the 2017 Convertible Notes to be approximately $25.3 million and $57.4 million at March 31, 2015 and December 31, 2014, respectively, based on observed market prices for the same or similar types of debt issues. The fair value of the 2017 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

(2)       The Company estimated the fair value of the 2015 Convertible Notes to be approximately $9.1 million and $20.7 million at March 31, 2015 and December 31, 2014, respectively, based on observed market prices for the same or similar types of debt issues. The fair value of the 2015 Convertible Notes is considered to be a Level 1 measurement on the fair value hierarchy.

Note 15 — Revenue

The oil produced is delivered by vessel to the refinery owned by the Peruvian national oil company, Petroperu, in Talara, located approximately 70 miles south of the platforms.  Produced oil is kept in production inventory until inventory quantities are at a sufficient level to make a delivery to the refinery in Talara.  Although all of the Company’s oil sales are to Petroperu, it believes the loss of Petroperu as its sole customer would not materially impact the Company’s business because it could readily find other purchasers for its oil production both in Peru and throughout the world.

The Company’s revenues are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro, as stipulated in the Block Z-1 License Contract, based on production.

The following table shows the amount of royalty costs related to gross revenues for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Royalty costs	$611	$1,171
	$611	$1,171

Note 16 — Income Tax

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Income (loss) before income taxes:
United States	$(11,186)	$(5,061)
Foreign	(8,142)	3,441
	$(19,328)	$(1,620)

Income tax expense (benefit):
United States	$-	$-
Foreign	439	1,950
	$439	$1,950

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

The difference from the 22% statutory rate provided for under the Block Z-1 License Contract is due to other Peruvian operations that have a different statutory tax rate than the 22%, valuation adjustments on certain foreign entities and deferred tax balances where the Company believes it is not more likely than not it will receive the benefit of those deferred taxes, the effect of permanent differences and certain expenses which are not deductible in Peru.

The March 31, 2015 and December 31, 2014 balance of unrecognized tax benefits includes $0.7 million that, if recognized, would impact the Company's effective income tax rate. Over the next 12 months, the Company does not anticipate any reduction in the balance. The Company had accrued interest and penalties related to unrecognized tax benefits of $47,000 and $46,000 as of March 31, 2015 and December 31, 2014, respectively. Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of income tax expense in the Consolidated Statement of Operations.

Note 17 — Business Segment Information

The Company determines and discloses its segments in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. ASC Topic 280 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment for the three months ended March 31, 2015 and 2014, respectively. Accordingly, no separate segment information is presented. In addition, the Company operates only in Peru and has only one customer for its oil production, Petroperu. The majority of the Company’s long-lived assets are located in Peru. Management does not consider its investment in Ecuador as a separate business segment.

Note 18 — Commitments and Contingencies

Profit Sharing

The Constitution of Peru and Legislative Decree Nos. 677 and 892 give employees working in private companies engaged in activities generating income as defined by the Income Tax Law, the right to share in the company’s profits.  According to Article 3 of the United Nations International Standard Industrial Classification, BPZ E&P’s tax category is classified under the “mining companies” section, which sets the profit sharing rate at 8%. However, in Peru, the Hydrocarbon Law states, and the Supreme Court ruled, that hydrocarbons are not related to mining activities. Hydrocarbons are included under “Companies Performing Other Activities,” thus Oil and Gas Companies pay profit sharing at a rate of 5%. The 5% of income is determined by calculating a percentage of the Company’s Peruvian subsidiaries’ annual total revenues subject to income tax less the expenses required to produce revenue or maintain the source of revenues. The benefit granted by the law to employees is calculated on the basis of “income subject to taxation” per the Peruvian tax code, and not based on income (loss) before income taxes as reported under GAAP. For the three months ended March 31, 2015 and 2014, respectively, profit sharing expense was not material to the Company as the Company’s Peruvian subsidiaries did not have a material amount of “income subject to taxation” per the Peruvian tax code as a result of declaring commercial production in the Corvina field, which allowed certain exploration and development costs to be deductible in 2015 and 2014 that were not deductible in previous years.  The Company is subject to profit sharing expense in any year its Peruvian subsidiaries are profitable according to the Peruvian tax laws.

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

Santa Elena Field

In 2013, in order to extend the term of the contract from 2016 to 2029, the Consortium, which includes the Company and three other partners, agreed to additional work commitments to increase production in the Santa Elena field. The Company’s total share of this commitment over the remaining life of the contract is $4.9 million (the Company’s 10% non-operating net profits interest) which amount is due for the remainder of 2014 to 2028. This commitment is expected to be funded by cash on hand, cash generated from new production, or loans of the Consortium. If the Consortium does not have sufficient cash on hand, the Company may elect to make a cash contribution to the Consortium for its 10% share of the commitment. If the Company elects not to make its 10% share contribution of the commitment, it would lose its rights in the Consortium and the contract for the Santa Elena field.

In the fourth quarter of 2014, the Consortium incurred a loan for the additional work commitments to increase production in the Santa Elena field. The Consortium loan is to be paid with cash generated from the production of the Santa Elena Field. The Company’s total share of this loan would be $0.9 million (our 10% non-operating net profits interest) which amounts are due quarterly through the fourth quarter of 2017. If the Consortium does not have sufficient cash on hand, the Company would make a cash contribution to the Consortium for its 10% share of this loan.

Note 19 — Legal Proceedings

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

Note 20 — Subsequent Event

In April 2015, at offshore Block Z-1, the Corvina CX15-9D well was tested and the well failed to produce oil, therefore the geologic model for the Corvina field is being reevaluated to better understand the impact of the well test results on this area of the field.  However, approximately 35 feet of gas pay was found in the upper Zorritos non-associated gas reservoir in the CX15-9D well, which is where the CX11-16X, CX11-14D and CX11-21XD wells at the CX-11 previously tested rates of gas between 20 and 40 million cubic feet per day in the non-associated gas reservoir.  Activity on the CX15-9D well has been suspended and the well is being considered for completion as a gas producer in the future.

In April 2015, at offshore Block Z-1, the Albacora A-22D well tested water with no oil shows from the three targeted zones which are productive in the main part of the field.  These results establish the southeastern extent of the field.  A reinterpretation of all Albacora well and seismic data is underway to further update the field's geologic model.

On May 1, 2015, BPZ Resources, Inc. was notified by the New York Stock Exchange (“NYSE”) of its intention to remove the entire class of common stock of BPZ Resources, Inc. from listing and registration on the NYSE at the opening of business on May 11, 2015. Our common stock currently only trades in the over-the-counter market on the OTC Pink Marketplace.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion contained in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” and Item 1A., “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Unless the context requires otherwise, references herein to “BPZ”“we”, “us”, “our” and the “Company” refer to BPZ Resources, Inc., and its consolidated subsidiaries. References herein to “Debtor” refer only to BPZ Resources, Inc.

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

Voluntary Reorganization Under Chapter 11

Overview

We have not been profitable since we commenced operations and we require substantial capital expenditures as we advance development projects at Block Z-1 and exploration projects in our other Blocks.  Currently, we require substantial and significant additional financing to continue to fund our capital expenditure program, service our debt obligations, pay our suppliers and service providers and implement our business plan.  Our major sources of funding to date have been debt and equity financing, asset sales and net margin from oil sales.  The severe downturn in the economic climate for the oil and gas industry, increased capital costs and debt service costs for the industry, combined with experiencing less-than-expected operating performance in Block Z-1, have placed an extreme strain on our cash flow from operations. This has resulted in our inability to meet our debt obligations, and has made it exceptionally difficult for us to obtain reasonable financing. As a result of these events, we had to explore restructuring alternatives, which culminated in BPZ Resources, Inc. filing for voluntary reorganization under Chapter 11 of the Bankruptcy Code during the first quarter of 2015, as discussed in further detail below. Because of the risks and uncertainties associated with the Chapter 11 case, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 case will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

We currently have the following convertible notes outstanding: (i) $59.9 million principal amount of Convertible Notes due 2015 (the “2015 Convertible Notes”), which bear interest semi-annually at a rate of 6.50% per year, and (ii) $168.7 million principal amount of Convertible Notes due 2017 (the “2017 Convertible Notes”), which bear interest semi-annually at a rate of 8.50% per year. The 2015 Convertible Notes matured with repayment of approximately $62 million in principal and interest due on March 1, 2015. Our estimated capital and exploratory expenditures for 2015 call for us to spend approximately $49.0 million, excluding capitalized interest, for our three onshore Blocks in which we hold 100% working interests, and our share of the capital and exploratory expenditures for offshore Block Z-1 required under our Joint Venture Agreement with Pacific Rubiales. The carry amount Pacific Rubiales agreed to pay under the joint venture was completed in December 2014 and we are now responsible for funding our full share of capital expenditures and joint operating expenditures for Block Z-1.

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

As a result of the aforementioned events and circumstances, in December 2014 we engaged the services of Houlihan Lokey Capital Inc. and Stroock & Stroock & Lavan LLP (the “Advisors”) to assist us in analyzing various strategic alternatives and addressing our liquidity and capital structure, and formed a special committee of the Board of Directors to work with the Advisors. We engaged in discussions with representatives of our various debt holders regarding, among other items, the potential terms under which one or both bond issues could be restructured to provide a capital structure which would allow us to continue developing our oil and gas assets.  We have also pursued discussions with other potential investors regarding alternative financing solutions.  We decided that it was in the best long-term interest of all stakeholders, both credit and equity holders, to expeditiously address the Company's capital structure with the goal of reducing debt and the cost of capital to position the Company for the future, and on March 2, 2015 announced that we had decided not to pay approximately $62 million in principal and interest due on March 1, 2015 on our 2015 Convertible Notes and to use a 10-day grace period on principal due and a 30-day grace period on interest due to continue discussions with our debt holders.

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

On March 9, 2015 (the “Petition Date”), BPZ Resources, Inc. (the “Debtor”) filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) to provide more time to find an appropriate solution to its financial situation and implement a plan of reorganization aimed at improving its capital structure (the "Chapter 11 case"). The Chapter 11 case is being administered by the Bankruptcy Court as Case No. 15-60016.

The filing of the Chapter 11 case constituted an event of default that triggered repayment obligations under the 2015 Convertible Notes and the 2017 Convertible Notes, permitting the trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2017 Convertible Notes to also declare the full amount of the principal and interest thereunder immediately due and payable. The ability of the holders of the 2015 Convertible Notes and the 2017 Convertible Notes to seek remedies and enforce their rights under the indentures was automatically stayed as a result of the filing of the Chapter 11 case, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Since the Petition Date, the Debtor has operated its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the of the Bankruptcy Code, which will allow the Debtor to continue operations during the reorganization proceedings.  The Debtor will remain in possession of its assets and properties, and its business and affairs will continue to be managed by its directors and officers, subject in each case to the supervision of the Bankruptcy Court. The Bankruptcy Court has also granted the Debtor the authority to take a broad range of actions, including, among others, authority to maintain bank accounts and the cash management system, pay certain employee obligations, post-petition utilities and other customary relief to continue Debtor’s operations.

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

While operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Debtor may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Moreover, the Debtor has not yet filed a plan of reorganization with the Bankruptcy Court. The Debtor currently retains the exclusive right to propose a plan of reorganization under section 1121(d) of the Bankruptcy Code. The ultimate plan of reorganzation, which would be subject to acceptance by the requisite majorities of empowered creditors under the Bankruptcy Code and Bankruptcy Court approval, will likely materially change the amounts and classifications in the Company's Consolidated Financial Statements.

No assurance can be given as to the value, if any, that may be ascribed to the Debtor’s various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the Debtor’s reorganization. In particular, in most cases under Chapter 11 of the Bankruptcy Code, holders of equity securities receive little or no recovery of value from their investment. Accordingly, the Debtor urges that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims. Our common stock currently only trades in the over-the-counter market on the OTC Pink Marketplace. From March 3, 2015 through March 11, 2015 the Company traded under the symbol “BPZR.” Currently, the Company is traded under the symbol “BPZRQ.”

General Information

Notices to Creditors; Effect of Automatic Stay. The Debtor has notified all known current or potential creditors that the Chapter 11 Case was filed. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtor’s Chapter 11 Case automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtor or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtor, or to create, perfect or enforce any lien against the property of the Debtor, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

Appointment of Creditors’ Committee

On April 14, 2015, the U.S. Trustee appointed a statutory official committee of unsecured creditors (the Creditors’ Committee) for the Chapter 11 Case.

Executory Contracts

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtor may assume, assume and assign, or reject certain executory contracts, subject to the approval of the Bankruptcy Court, and certain other conditions.

In general, rejection of an executory contract is treated as a pre-petition breach of the executory contract in question and, subject to certain exceptions, relieves the Debtor from performing its future obligations under such executory contract but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts have the right to file claims against the Debtor's estate for such damages. Generally, the assumption of an executory contract requires the Debtor to cure existing defaults under such executory contract.

Any description of an executory contract elsewhere in this report or reflected in the Notes to the Consolidated Financial Statements, including where applicable the Debtor's express termination rights or a quantification of its obligations, must be read in conjunction with, and is qualified by, any rights the Debtor or counterparties have under Section 365 of the Bankruptcy Code.

The Debtor expects that liabilities subject to compromise and resolution in the Chapter 11 Case will arise in the future as a result of damage claims created by the Debtor's rejection of various executory contracts. Due to the uncertain nature of many of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material.

Magnitude of Potential Claims

On April 22, 2014, the Debtor filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtor, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.

Rule 3003(c)(3) of the Federal Rules of Bankruptcy Procedure requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to Section 501 of the Bankruptcy Code. This Rule also provides that any creditor who asserts a claim against the Debtor that arose prior to the Petition Date and whose claim (i) is not listed on the Debtor’s schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. The Bankruptcy Court has not yet established a date and time by which such proofs of claim must be filed.

Differences between amounts scheduled by the Debtor and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Plan of Reorganization.

The Debtor has not yet filed a plan of reorganization with the Bankruptcy Court. We are currently working on a plan of reorganization to be implemented in our bankruptcy proceedings while simultaneously evaluating other potential strategic transactions. Although we continue to engage in discussions with our creditors in an effort to reach an agreement regarding the terms of a potential plan of reorganization that would allow us to restructure our debt obligations and emerge from the Chapter 11 proceedings, no such agreement has been reached, and there can be no assurance that such an agreement will be reached in the future.

The Debtor has the exclusive right to file a plan of reorganization through and including July 7, 2015, and to solicit votes on such a plan if filed by such date through and including September 4, 2015, subject to the ability of parties in interest to file motions seeking to terminate the Company's exclusive periods, as well as the Debtor 's right to seek further extensions of such periods. The Debtor has a right to seek further extensions of such exclusive periods, subject to the statutory limit of 18 months from the Petition Date in the case of filing a plan and 20 months in the case of soliciting and obtaining acceptances of such a plan. The implementation of a plan of reorganization is subject to confirmation of the plan by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code, and the occurrence of the effective date under the plan. At this time, there is no certainty as to when or if a plan will be filed, the provisions of a plan (including provisions with respect to the treatment of prepetition claims and equity interests), or whether a plan will be confirmed and become effective.

Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests - a process known as “cram down”. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the shareholders receive no recovery if the proponent of the plan demonstrates that: (i) no class junior to the common stock is receiving or retaining property under the plan; and (ii) no class of claims or interests senior to the common stock is being paid more than in full.

The availability and utilization of net operating losses post-emergence is uncertain at this time and will be highly influenced by the composition of restructuring plan alternatives that may be considered and ultimately pursued.

Further Information

For further information regarding the Chapter 11 Case, see Note 2 to the Consolidated Financial Statements. Additional information about the Company’s Chapter 11 proceedings are also available on www.kccllc.net/bpz.

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

We are in the process of developing our Peruvian oil and gas reserves.  We entered commercial production for Block Z-1 in November 2010 and produce and sell oil from the Corvina and Albacora fields under our current sales contracts with Petroleos del Peru - PETROPERU S.A. (“Petroperu”). We completed the installation and permitting of the CX-15 platform in the Corvina field in November 2012 to continue the development of the field. In July 2013, we spudded the first development well from the CX-15 platform and have completed eight wells from the CX-15 platform. We also spudded a new development well from the A platform in the Albacora field of Block Z-1 in September 2013 and have completed five wells thereafter from the A platform. From the time we began producing from the Corvina field in November 2007 and the Albacora field in December 2009, through March 31, 2015, the two fields have produced approximately 7.7 MMBbls (100% gross and net through December 14, 2012 and 51% net thereafter) of oil. Three onshore shallow exploration wells, ranging in depth from 3,500 to 3,800 feet, have been drilled at Block XXIII during 2014. We are planning to pursue a long term testing program in these Block XXIII prospects, starting with Piedra Candela, and potentially sell the tested gas under a pilot program to the local communities.

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

Our current activities and related planning are focused on the following objectives:

●	At Block Z-1 with our joint venture partner, Pacific Rubiales;

●	Optimizing oil production in the Corvina and Albacora fields in Block Z-1, through a low cost workover program and infrastructure improvements;

●	Analyzing the data from the 3-D seismic survey in Block Z-1 to guide further exploration and development activities within the Block;

●	Exploring the remainder of the Block, starting with the Delfin and Piedra Redonda prospects where we have received the permits to install platforms and begin exploratory drilling; and

●	Reviewing the offshore development drilling campaign from the Corvina CX-15 platform and Albacora platform in light of the current low oil price environment and drilling results;

●	Continuing acquisition, processing and interpretation of seismic data to better understand the characteristics and potential of our onshore properties;

●	Executing a testing program of our gas discovery in Block XXIII, and planning a drilling program if the testing program warrants;

●	Planning and permitting an onshore drilling campaign to explore and appraise Block XXII and meet our applicable license requirements;

●	Identifying potential partners for our other operations; and

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

Two of the four blocks (Block Z-1 and Block XXIII) contain structures drilled by previous operators who encountered hydrocarbons. However, at the time the wells were drilled, the operators did not consider it economically feasible to produce those hydrocarbons.  Having tested oil in Block Z-1 in our first well in the Corvina field in 2007 and our first well in Albacora in December 2009, we are focusing on development of the proved oil reserves in those two fields. Before considering further drilling activity in Block XIX, we are planning to acquire additional seismic data. In Block XXII, the process for an environmental permit is underway and approval must be received before anticipated drilling can begin in 2016. Three onshore shallow exploration wells, ranging in depth from 3,500 to 3,800 feet, were drilled in Block XXIII during 2014. These wells targeted the Caracol, El Cardo, and Piedra Candela prospects, which are on a six-mile trend. All three wells tested dry gas from the Mancora formation.

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

Block Z-1

The Block Z-1 License Contract provides for an initial exploration phase of seven years, and exploration can continue in the exploitation phase for an additional six years (in three two-year periods). Each period has a commitment for exploration activities and requires a financial guarantee to secure the performance of the work commitment during such period. We are in the exploitation phase in Block Z-1 which requires one exploration well or 224 exploration work units in each of the three two-year periods. We received approval from Perupetro for the initial two-year period and have committed to drill an exploratory well. The initial two-year phase was originally set to expire in January 2015, but has been extended to July 2015 and additionally extended until the Delfin platform and rig is installed plus five months due to Force Majeure, which can be claimed by the license contractor in the case of delays or other causes beyond its control. At the end of the third two-year period, we will be required by the License Contract to surrender back to Perupetro all unexplored areas in Block Z-1.

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

At March 31, 2015 and December 31, 2014, we reflected $19.9 million and $22.5 million, respectively, as other current liabilities for exploratory expenditures related to Block Z-1 under funding by Pacific Rubiales of the exploratory expenditures in Block Z-1 incurred in 2012.

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

In July 2013, we spudded the first development well, the CX15-1D, from the CX-15 platform. Production from the CX15-1D well began in October 2013. In September 2014, the CX15-1D well was shut in due to sand intrusion. In April 2015 work began on this well to restore production but due to the operational complications in the fishing job during the work over, the decision was taken to stop with the operations and complete the well as a gas well in shallower intervals. We spudded the second development well, the CX15-2D, in November 2013. The CX15-2D well was drilled near the existing CX11-18XD well to a measured depth of approximately 9,000 feet. We completed the CX15-2D well in January 2014. Production from the CX15-2D well began in February 2014. We spudded the CX15-3D development well in February 2014 and production began in April 2014. In July 2014, the CX-15-3D well was shut in due to high water production. The well was then evaluated to determine the appropriate work plan. The CX15-3D well returned to production in September 2014. We spudded the CX15-5D development well in April 2014 and production began in July 2014. The CX15-7D development well was spudded in July 2014 and production began in September 2014. The CX15-10D development well was spudded in September 2014 and production began in October 2014. The CX15-14D development well was spudded in October 2014 and production began in December 2014. The CX15-8D development well was spudded in December 2014 and production began in February 2015. The CX15-9D development well was spud in February 2015 and failed to produce oil but produced gas. The CX15-9D development is being considered for completion as a gas producer. For the remainder of 2015, the Company is reviewing a plan to focus on lower cost workovers at the Corvina field at Block Z-1 to optimize production.

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

Albacora Field

The Albacora field is located in the northern part of our offshore Block Z-1 in northwest Peru.  The current area of interest within the Albacora field is located in water depths of less than 100 feet. We currently have completed a total of ten gross (5.1 net) oil wells, two of which are currently being used as a gas injection or a water injection well. We had been producing oil from the Albacora field from December 2009 through late October 2012 under various extended well testing permits.

Installation of the gas and water reinjection equipment was completed on the Albacora A platform and the equipment was ready for reinjection start up early in the first quarter of 2012. We received the required environmental permit for gas injection on October 29, 2012. The Albacora field is no longer subject to an extended well testing program.

We spudded a development well, the A-18D well, from the A platform in the Albacora field of Block Z-1 in September 2013. This well was completed in December 2013. The A-18D well, which began producing at the end of 2013, was shut-in in late March 2014 due to gas intrusion. The well was sidetracked to a depth of 12,800 feet. The A-18D side track well was completed in September 2014 and production began in September 2014. We also spudded a development well, the A-19D well, from the A platform in the Albacora field of Block Z-1 on January 1, 2014. The A-19D well began production on March 1, 2014. The A-21D development well was spud in early March 2014 and production began in May 2014. In July 2014, the A-21D well was shut in due to high water production. The well was then evaluated to determine the appropriate work plan. The A-21D well returned to production in September 2014. We spudded the A-26D development well in May 2014 and production began in July 2014. The A-27D development well was spudded in October 2014 and production began in January 2015. The A-22D development well was spudded in January 2015 and failed to produce oil. A workover has begun on the Albacora A-27D well to perforate additional untested zones. This is expected to optimize production in the well, and also provide additional data for further evaluation of the deeper Zorritos reservoirs.

Piedra Redonda Prospect

We have received the permit to install a platform and begin exploratory drilling in the Piedra Redonda prospect. The Piedra Redonda prospect is located south of the Corvina field. Construction of the platform began in the third quarter of 2014.

In the first quarter of 2015 we agreed with our Block Z-1 partner and Perupetro to delay the installation of the Piedra Redonda platform. We will be storing the platform in the Gulf Island yards in Houma, Louisiana for a period of approximately twelve to eighteen months.

Delfin Prospect

We have also received the permit to install a platform and begin exploratory drilling in the Delfin prospect. The Delfin prospect is located southwest of the Corvina field. Construction of the platform began in the third quarter of 2014.

In the first quarter of 2015 we agreed with our Block Z-1 partner and Perupetro to delay the installation of the Delfin platform and drilling of the Delfin well. We will be storing the platform in the Gulf Island yards in Houma, Louisiana for a period of approximately twelve to eighteen months.

 Block Z-1 Seismic

We completed the 3-D seismic survey in February 2013 and seismic data processing of the area in September 2013 to assess our prospects before conducting further drilling operations, as well as to comply with our exploration commitments under our Block Z-1 License Contract.

The technical team continues to interpret the Block Z-1 3-D seismic data.

Block XIX

We are in the fourth exploration phase in Block XIX which requires 117 exploration work units which will determine our exploration commitment for the period. The fourth exploration phase was set to expire in September 2015, but has been extended until the approval of our Risk Assessment and Contingency Plan plus ten months.

We have received approval from Perupetro to conduct a limited 3-D seismic survey as part of our minimum work commitment for the fourth exploration period to further evaluate future drilling locations. The environmental permit for the additional seismic work was received in August 2014 following the environmental assessment process. The Risk Assessment and Contingency Plan has been submitted to the OSINERGMIN for approval.

Block XXII

We are in the second exploration phase in Block XXII which requires the drilling of one exploration well. The second exploration well phase is set to expire after the approval of the drilling environmental impact assessment plus 28 months.

As a result of the 258 km of 2-D seismic survey completed in 2011, three prospects and one lead have been defined. Evaluation continues and we expect to develop a detailed assessment of each prospect in order to define their technical merit and risk to determine their exploration potential.

We have notified Perupetro that the commitment for the second exploration period will be the drilling of one well. The timing of the actual drilling in Block XXII will depend on approval of the environmental assessment, which has been submitted to the DGAAE, and subsequent receipt of the necessary ancillary permits. Drilling in Block XXII is expected in 2016.

Block XXIII

We are in the second exploration phase in Block XXIII which requires 678 exploration work units which will determine the number of wells drilled. The second exploration phase is set to expire after the approval of a new drilling environmental impact assessment plus 24 months.

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

Gas-to-Power Project

Our gas-to-power project entails the planned installation of an approximately 10-mile gas pipeline from the CX-11 platform to shore, the construction of gas processing facilities and a 135 MW net simple-cycle power generation facility.  The proposed power plant site is located adjacent to an existing substation near Zorritos and a 220 kilovolt transmission line. The existing substation and transmission lines are owned and operated by third parties.

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

Results of Operations

The following table sets forth revenues and operating expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Increase/ (Decrease)
	(in thousands except per bbl information)
Net sales volume:
Oil (MBbls)	223	212	11

Net revenue:
Oil revenue, net	$10,892	$20,904	$(10,012)
Other revenue	427	72	355
Total net revenue	11,319	20,976	(9,657)

Average sales price (approximately):
Oil (per Bbl)	$48.79	$98.78	$(49.99)

Operating and administrative expenses:
Lease operating expense	7,882	5,223	2,659
General and administrative expense	6,329	6,197	132
Geological, geophysical and engineering expense	782	821	(39)
Depreciation, depletion and amortization expense	4,458	6,612	(2,154)
Total operating and administrative expenses	$19,451	$18,853	$598

Operating income (loss)	$(8,132)	$2,123	$(10,255)

Net Oil Revenue

For the three months ended March 31, 2015, our net oil revenue decreased by $10.0 million to $10.9 million from $20.9 million for the same period in 2014. The decrease in net oil revenue is due to a decrease of $49.99 per barrel, or 50.6%, in the average per barrel sales price received from $98.78 per barrel in 2014 to $48.79 per barrel in 2015, partially offset by an increase in the amount of oil sold of 11 MBbls. Total sales for the three months ended March 31, 2015 were 223 MBbls compared to 212 MBbls for the same period in 2014.

The increase in amount of oil sold for the three months ended March 31, 2015 compared to the same period in 2014 is due to a lower oil inventory at March 31, 2015 compared to March 31, 2014, partially offset by lower production for the three months ended March 31, 2015 compared to the same period in 2014.

The price/volume analysis is as follows:

Three Months Ended March 31,
(in thousands)
2014 Oil revenue, net	$20,904
Changes associated with sales volumes	1,148
Changes associated with prices	(11,160)
2015 Oil revenue, net	$10,892

For the three months ended March 31, 2015, the decrease in oil production is due to decreased production volumes Albacora field related to the A-18D and A-19D wells during the first quarter of 2015. At the Corvina field, the declines in production from the wells at the CX-11 platform were more than offset by the new production from the CX-15 platform’s CX15-3D, CX15-5D, CX15-7D, CX15-8D, CX15-10D and CX15-14D wells. Total oil production for the three months ended March 31, 2015 was 217 MBbls compared to 231 MBbls for the same period in 2014.

The revenues above are reported net of royalties owed to the government of Peru. Royalties are assessed by Perupetro as stipulated in the Block Z-1 License Contract based on production levels.

The following table shows the amount of royalty costs related to gross revenues for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Royalty costs	$611	$1,171
	$611	$1,171

Other Revenue

For the three months ended March 31, 2015, other revenue increased by $355,000 to $427,000 compared to $72,000 for the same period in 2014.

Lease Operating Expense

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities, as well as crude oil transportation and inventory changes. These costs include, among others, workover expenses, maintenance and repair expenses, operator fees, processing fees, insurance and transportation expenses.

For the three months ended March 31, 2015, lease operating expenses increased by $2.7 million to $7.9 million ($35.31 per Bbl) from $5.2 million ($24.68 per Bbl) for the same period in 2014. The increase is due to higher crude oil transportation and storage expense of $1.1 million due to higher crude oil sales and water production, higher costs of $0.7 million associated with the change in oil inventory in the three months ended March 31, 2015, compared to the change in oil inventory in the three months ended March 31, 2014 and higher other lease operating expenses of $0.9 million.

General and Administrative Expense

General and administrative expenses are overhead-related expenses, including employee compensation, legal, consulting and accounting fees, insurance, and investor relations expenses.

For the three months ended March 31, 2015, general and administrative expenses increased by $0.1 million to $6.3 million from $6.2 million for the same period in 2014.  Stock-based compensation expense, a subset of general and administrative expenses, was $0.6 million for the three months ended March 31, 2015 and $0.8 million for the same period in 2014. Other general and administrative expenses increased $0.3 million to $5.7 million from $5.4 million for the same period in 2014. The $0.3 million increase is due higher salary and related costs from severance benefits of $0.6 million, partially offset by lower other general and administrative expenses of $0.3 million.

Geological, Geophysical and Engineering Expense

Geological, geophysical and engineering expenses include laboratory, environmental and seismic acquisition related expenses.

For the three months ended March 31, 2015, geological, geophysical and engineering expenses was $0.8 million and $0.8 million for the same period in 2014.

Depreciation, Depletion and Amortization Expense

For the three months ended March 31, 2015, depreciation, depletion and amortization expense decreased $2.1 million to $4.5 million from $6.6 million for the same period in 2014.

For the three months ended March 31, 2015, depletion expense decreased $0.9 million to $3.5 million from $4.4 million during the same period in 2014. Depletion expense decreased due to capital costs in Block Z-1 reimbursed under the Carry Agreement with Pacific Rubiales and reserves added to the depletion base in 2014 and lower production in 2015 compared to 2014.

For the three months ended March 31, 2015, depreciation expense decreased $1.2 million to $1.0 million compared to $2.2 million for the same period in 2014. Depreciation expense decreased due to the Namoku and the Nu’uanu vessels being fully depreciated in 2014.

Other Income (Expense)

Other income (expense) includes non-operating income items. These items include interest expense and income, other financing costs (cost incurred related to the bankruptcy), loss on the extinguishment of debt, gains or losses on foreign currency transactions, income and amortization related to the investment in our Ecuador property as well as gains or losses on derivative financial instruments.

For the three months ended March 31, 2015, total other expense increased $7.4 million to $11.1 million compared to $3.7 million during the same period in 2014.

The change is due to the following:

Interest expense: For the three months ended March 31, 2015, we recognized approximately $6.0 million of net interest expense, which included $6.0 million of interest expense reduced by zero amount of capitalized interest expense. For the same period in 2014, we recognized $3.8 million in net interest expense, which included $6.7 million of interest expense reduced by $2.9 million of capitalized interest. The increase of $2.2 million in net interest expense is due to lower capitalized interest of $2.9 million due to no capitalized interest recorded in the first quarter of 2015, partially offset by lower interest expense of $0.7 million resulting from a lower average interest cost of debt outstanding between the periods and no interest expense recorded on the 2015 Convertible Notes in the month of March 2015.

Other financing costs: For the three months ended March 31, 2015, we recognized approximately $4.6 million of other financing costs, which includes fees associated with potential debt restructuring in the Consolidated Statements of Operations. For the same period in 2014, we recognized zero amount of other financing costs.

Gain on derivatives: The Performance Arranger Fees under our prior credit facilities expired in July 2014. For the three months ended March 31, 2015 there was no gain or loss. For the three months ended March 31, 2014, a gain associated with the embedded derivatives was $0.03 million.

Other income (expense): For the three months ended March 31, 2015, other income decreased $0.6 million to $0.5 million of loss compared to $0.06 million of income for the same period in 2014. For the three months ended March 31, 2015 and 2014, interest income was $0.02 million and $0.005 million, respectively. For the three months ended March 31, 2015 and 2014, foreign currency gains (losses), a component of other income, were ($0.5) million and ($0.1) million, respectively.

Reorganization Items, net

Reorganization items include expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 proceedings.

The following table summarizes the components included in reorganization items, net on the consolidated statements of operations for the three months ended March 31, 2015:

Three Months Ended March 31,
2015
(in thousands)
Professional fees	$(51)
Other	-
Reorganization items, net	$(51)

Income Taxes

The following is a summary of income (loss) before income taxes and income tax expense (benefit) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Income (loss) before income taxes:
United States	$(11,186)	$(5,061)
Foreign	(8,142)	3,441
	$(19,328)	$(1,620)

Income tax expense (benefit):
United States	$-	$-
Foreign	439	1,950
	$439	$1,950

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

The difference from the 22% statutory rate provided for under the Block Z-1 License Contract is due to other Peruvian operations that have a different statutory tax rate than the 22%, valuation adjustments on certain foreign entities and deferred tax balances where we believe it is not more likely than not we will receive the benefit of those deferred taxes, the effect of permanent differences and certain expenses which are not deductible in Peru.

The March 31, 2015 and December 31, 2014 balance of unrecognized tax benefits includes $0.7 million that, if recognized, would impact the Company's effective income tax rate. Over the next 12 months, we do not anticipate any reduction in the balance. We accrued interest and penalties related to unrecognized tax benefits of $47,000 and $46,000 as of March 31, 2015 and December 31, 2014, respectively. Estimated interest and penalties related to potential underpayment on unrecognized tax benefits, if any, are classified as a component of income tax expense in the Consolidated Statement of Operations.

Net Loss

For the three months ended March 31, 2015, our net loss increased $16.2 million to a net loss of $19.8 million or ($0.17) per basic and diluted share from a net loss of $3.6 million or ($0.03) per basic and diluted share for the same period in 2014.

Liquidity, Capital Resources and Capital Expenditures

At March 31, 2015, we had cash and cash equivalents of $28.0 million, an accounts receivable balance of $3.6 million and working capital of $21.0 million. At April 30, 2015, we had estimated cash and cash equivalents of $16.4 million.

At March 31, 2015, we had trade accounts payable and accrued liabilities of $12.6 million.

At March 31, 2015 we had liabilities subject to compromise of $223.3 million.

	For the Three Months Ended March 31,
Cash Flows	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$(12,945)	$(1,727)
Investing activities	(21,193)	(9,166)
Financing activities	2	11

Operating Activities

Cash used in operating activities increased by $11.2 million to a use of cash of $12.9 million for the three months ended March 31, 2015 from a use of cash of $1.7 million for the same period in 2014. The change in cash flows before changes in operating assets and liabilities provided a use of cash of $20.2 million due to a higher net loss from lower revenues, higher other financing costs and higher lease operating expense. Changes in cash flow as a result of changes in operating assets and liabilities provided an increase in the source of cash of $9.0 million. The increase in the source of cash is due to the changes in liabilities (accrued liabilities of $10.7 million), partially offset by a change in other liabilities and accounts payable of $5.1 million providing an increase in the source of cash of $5.6 million. Also providing a source of cash were changes in assets (accounts receivable of $8.6 million and income taxes receivable of $1.3 million) of $9.9 million, partially offset by changes in assets (value-added tax receivables of $4.0 million, changes in inventory of $1.7 million and changes in other assets of $0.8 million) providing a use of cash of $6.5 million.

Investing Activities

Net cash used in investing activities increased by $12.0 million to $21.2 million for the three months ended March 31, 2015 from a use of cash of $9.2 million for the same period in 2014. The increase in cash used in investing activities is due to increased capital expenditures of $12.0 million in 2015 due to our development initiatives for the exploration and production of our oil and natural gas properties. The carry amount Pacific Rubiales agreed to pay under the joint venture agreement was completed in December 2014 and the we are now responsible for funding our full share of capital expenditures for Block Z-1 in addition to any other capital expenditures for our other activities.

2015 Capital Expenditures

During the three months ended March 31, 2015, we incurred capital expenditures of approximately $21.2 million associated with our development initiatives for the exploration and production of oil and natural gas reserves in Peru.

The capital expenditures added were approximately $6.8 million related to the CX-15 development drilling program, approximately $6.5 million related to the development drilling program in Albacora, approximately $2.2 million related to the Delfin platform, approximately $1.6 million related to the Albacora gas compressor, approximately $1.1 million related to the Piedra Redonda platform, approximately $0.4 million related to the CX-15 platform and other capital expenditures of $2.6 million.

Financing Activities

Cash provided by financing activities decreased by $9,000 to a source of cash of $2,000 for the three months ended March 31, 2015, compared to a use of cash of $11,000 for the same period in 2014.

Debt Obligations

At March 31, 2015 and December 31, 2014, debt consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)

Convertible Notes, 8.5%, due October 2017, net of discount of zero at March 31, 2015 and ($13.9) million at December 31, 2014	$-	$154,839
Convertible Notes, 6.5%, due March 2015, net of discount of zero at March 31, 2015 and ($0.4) million at December 31, 2014	-	59,473
	-	214,312
Less: Current maturity of long-term debt	-	214,312
Long-term debt, net	$-	$-

As a result of our decision to not pay the principal and interest on the 2015 Convertible Notes when due on March 1, 2015 and after our exercise of a grace period until March 10, 2015, a cross default provision contained in the 2017 Convertible Notes was triggered. In addition, the Debtor voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code on March 9, 2015, which was also an event of default under both the 2015 Convertible Notes and the 2017 Convertible Notes. Therefore all of our debt and related interest is considered due and callable once the default provisions were triggered and, all debt has been classified as Liabilities subject to compromise at March 31, 2015 and current liabilities at December 31, 2014.

Convertible Notes due 2017

During the third quarter of 2013, we closed on an offering for an aggregate principal amount of $143.8 million of convertible notes due 2017, which includes the exercise of the underwriter’s option to purchase an additional $18.8 million of the 2017 Convertible Notes in addition to the original offering of $125.0 million. The 2017 Convertible Notes are general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and rank senior in the right of payment to all of our existing and future subordinated debt.  The 2017 Convertible Notes are subordinate to any secured indebtedness we may have to the extent of the value of the assets collateralizing such indebtedness.  The 2017 Convertible Notes are not guaranteed by our subsidiaries. In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. As a result, we had $168.7 million principal amount of 2017 Convertible Notes outstanding at March 31, 2015.

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

As a result of the exchange during the second quarter of 2014, we estimated our non-convertible borrowing rate at the date of issuance of the $25.0 million 2017 Convertible Notes to be 7.89%. The 7.89% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as us and was obtained through a quote from a financial advisor. Using the income method and discounting the principal and interest payments of the 2017 Convertible Notes with the 7.89% non-convertible borrowing rate, we estimated the fair value of the $25.0 million 2017 Convertible Notes to be approximately $25.4 million, with the premium being approximately $0.4 million. The value of the equity component was estimated at $0.5 million. The premium is being amortized as non-cash interest expense over the life of the 2017 Convertible Notes using the effective interest method. In addition, approximately $0.3 million of fees were considered debt issue costs that are being amortized as a non-cash interest expense over the life of the notes using the effective interest method. We recognized a loss on this transaction of approximately $0.9 million and this loss was included in the “Loss on extinguishment of debt” in the consolidated statement of operations in the second quarter of 2014. For further information on debt issue costs see Note-6, “Prepaid and Other Current Assets and Other Non-Current Assets.”

As a result of our decision to not pay the principal and interest on the 2015 Convertible Notes when due on March 1, 2015 and after exercise of a grace period until March 10, 2015, a cross default provision contained in the 2017 Convertible Notes was triggered. In addition, the Debtor voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code on March 9, 2015, which was an event of default under both the 2015 Convertible Notes and the 2017 Convertible Notes. Therefore all of our debt and related interest is considered due and callable once the default provisions were triggered and all debt has been classified as Liabilities subject to compromise at March 31, 2015.

We evaluated the 2013 Indenture for the 2017 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging”. Therefore, no additional amounts have been recorded for those items.

As of March 31, 2015, the net amount of $154.2 million includes the $168.7 million of principal reduced by $12.8 million of the remaining unamortized discount and $1.7 million of the remaining debt issue costs. The remaining unamortized discount of $12.8 million and the remaining debt issue costs of $1.7 million may be written off as a result of the Chapter 11 Case. However, if the structure of the debt remains unchanged after the post Chapter 11 proceedings, the unamortized discount and debt issue costs will be amortized into interest expense, using the effective interest method, over the remaining life of the 2017 Convertible Notes, which mature in October 2017.  We are currently in default on our 2017 Convertible Notes. On March 9, 2015, the Debtor filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code as described in this Item 2 under the caption “—Voluntary Reorganization Under Chapter 11.” At March 31, 2015, using the conversion rate of 249.5866 shares per $1,000 principal amount of the 2017 Convertible Notes, if the $168.7 million of principal were converted into shares of common stock, the notes would convert into approximately 42.1 million shares of common stock.  As of March 31, 2014, there is no excess if-converted value to the holders of the 2017 Convertible Notes as the price of the Company’s common stock at March 31, 2015, $0.03 per share, is less than the conversion price.

The annual effective interest rate on the 2017 Convertible Notes, including the amortization of debt issue costs, is approximately 12.5%.

The following table shows the amount of interest expense related to the 2017 Convertible Notes, disregarding capitalized interest considerations, for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest expense related to the contractual interest coupon	$3,585	$3,055
Amortization of debt discount expense	1,058	959
Amortization of debt issue costs	160	135
Interest expense related to the 2017 Convertible Notes	$4,803	$4,149

Convertible Notes due 2015

During the first quarter of 2010, we closed on a private offering for an aggregate principal amount of $170.9 million of convertible notes due 2015. The 2015 Convertible Notes are our general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness.  The 2015 Convertible Notes are subordinate to all of the Company’s secured indebtedness to the extent of the value of the assets collateralizing such indebtedness.  The 2015 Convertible Notes are not guaranteed by our subsidiaries. In September 2013, we repurchased $85.0 million of the aggregate principal amount of the $170.9 million of the 2015 Convertible Notes, leaving a principal balance of $85.9 million. In April 2014, $26.0 million of the aggregate principal amount of the 2015 Convertible Notes were exchanged for an additional $25.0 million aggregate principal amount of 2017 Convertible Notes in a private transaction. As a result, we had $59.9 million principal amount of 2015 Convertible Notes outstanding at March 31, 2015.

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

In September 2013, we repurchased $85.0 million of aggregate principal amount of the 2015 Convertible Notes. As a result of the $85.0 million repurchase during the third quarter of 2013, approximately $12.2 million of the repayment was considered a retirement of debt and the remaining $72.8 million of the repayment were considered an exchange of debt. The $85.0 million of 2015 Convertible Notes were repurchased with an approximate discount of 10%. We recognized a gain on the retirement of the debt of approximately $0.2 million and this gain was included in the “Loss on extinguishment of debt” in the consolidated statement of operations in the third quarter of 2013. For further information on debt issue costs see Note-6, “Prepaid and Other Current Assets and Other Non-Current Assets.”

As a result of the exchange during the second quarter of 2014, the $26.0 million of aggregate principal amount of 2015 Convertible Notes exchanged was considered a retirement of debt and deemed a substantial modification of debt. The $26.0 million of 2015 Convertible Notes were exchanged with an approximate discount of 4%. We recognized a loss on the retirement of the debt of approximately $0.3 million and this loss was included in the “Loss on extinguishment of debt” in the consolidated statement of operations in the second quarter of 2014. For further information on debt issue costs see Note-6, “Prepaid and Other Current Assets and Other Non-Current Assets.”

We evaluated the 2010 Indenture for the 2015 Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, “Derivatives and Hedging.” Therefore, no additional amounts have been recorded for those items.

As of March 31, 2015, the net amount of $59.9 million of 2015 Convertible Notes outstanding includes the $59.9 million of principal reduced by zero of the remaining unamortized discount. We are currently in default on our 2015 Convertible Notes. On March 9, 2015, the Debtor filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code as described in this Item 2 under the caption “—Voluntary Reorganization Under Chapter 11.” At March 31, 2015, using the conversion rate of 169.0082 shares per $1,000 principal amount of the 2015 Convertible Notes, if the $59.9 million of principal were converted into shares of common stock, the notes would convert into approximately 10.1 million shares of common stock.  As of March 31, 2015, there is no excess if-converted value to the holders of the 2015 Convertible Notes as the price of our common stock at March 31, 2015, $0.03 per share, is less than the conversion price.

The annual effective interest rate on the 2015 Convertible Notes, including the amortization of debt issue costs, was approximately 12.0%.

The following table shows the amount of interest expense related to the 2015 Convertible Notes, disregarding capitalized interest considerations, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest expense related to the contractual interest coupon	$648	$1,396
Amortization of debt discount expense	417	885
Amortization of debt issue costs	106	239
Interest expense related to the 2015 Convertible Notes	$1,171	$2,520

Restricted Cash and Performance Bonds

Below is a summary of restricted cash as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Performance bonds totaling $5.7 million for properties in Peru	$1,559	$1,559
Performance obligations and commitments for the gas-to-power site	650	650
Unsecured performance bond totaling $0.1 million for office lease agreement	-	-
Restricted cash	$2,209	$2,209

Current portion of restricted cash as of the end of the period	$-	$-

Long-term portion of restricted cash as of the end of the period	$2,209	$2,209

All of the performance and insurance bonds are issued by Peruvian banks and their terms are governed by the corresponding license contracts, customs laws, legal requirements or rental practices.

Liquidity Outlook

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Case.  As a result of the risks and uncertainties associated with the Chapter 11 Case, the value of our liabilities and securities is highly speculative and trading in the Company’s securities during the pendency of the Chapter 11 Case will pose substantial risks.  We urge that extreme caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtor.  See “—Voluntary Reorganization Under Chapter 11” under this Item 2 and Item 1A in our 2014 Form 10-K “Risk Factors—Risks Related to Bankruptcy” regarding the impact of the Chapter 11 Case and the proceedings in Bankruptcy Court on the Debtor, the Debtor’s liquidity and its status as a going concern and its stakeholders.

We have not been profitable since we commenced operations and we require substantial capital expenditures as we advance development projects at Block Z-1 and exploration projects in our other Blocks.  Currently, we require substantial and significant additional financing to continue to fund our capital expenditure program, service our debt obligations, pay our suppliers and service providers and implement our business plan.  Our major sources of funding to date have been debt and equity financing, asset sales and net margin from oil sales.  The severe downturn in the economic climate for the oil and gas industry, increased capital costs and debt service costs for the industry, combined with experiencing less-than-expected operating performance in Block Z-1, have placed an extreme strain on our cash flow from operations. This has resulted in our inability to meet our debt obligations, and has made it exceptionally difficult for us to obtain reasonable financing. As a result of these events, we had to explore restructuring alternatives, which culminated in BPZ Resources, Inc. filing for voluntary reorganization under Chapter 11 of the Bankruptcy Code during the first quarter of 2015, as discussed in further detail below. Because of the risks and uncertainties associated with the Chapter 11 case, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 case will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

We are in default on payment of the principal amount due under our 2015 Convertible Notes due on March 10, 2015 following our exercise of a 10-day grace period, which also triggered an event of default under our 2017 Convertible Notes, allowing the trustee or the holders of at least 25% in aggregate principal amount of each to declare the full amounts of principal and interest due. On March 9, 2015, the Debtor filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code as described in Item 2 under the caption “—Voluntary Reorganization Under Chapter 11” and “Item 3. in our 2014 Form 10-K, Legal Proceedings—Legal Proceedings Related to the Chapter 11 Case.” The filing of the Chapter 11 Case constituted an event of default that triggered repayment obligations under the 2015 Convertible Notes and the 2017 Convertible Notes. The ability of the holders of the 2015 Convertible Notes and the 2017 Convertible Notes to seek remedies and enforce their rights under the indentures was automatically stayed as a result of the filing of the Chapter 11 Case, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

The Chapter 11 Case involves various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court and Creditors’ Committee approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business.

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

Regardless of the results of our reorganization efforts, our current and future liquidity is greatly dependent upon our operating results, which are driven by overall economic conditions, conditions in the oil and gas industry and oil and gas demand and prices, as well as other factors referenced herein and under “Item 1A. Risk Factors” of the 2014 Form 10-K. We expect to continue to have significant capital expenditure commitments and debt service obligations on a long-term basis.

Our reorganization may result in additional limitations on levels of debt and debt transactions. If we are successful in raising additional financing or issuing our securities in exchange for an extension of debt, securities comprising a significant percentage of our fully diluted equity capital may be issued in connection with the completion of such transactions, potentially resulting in very substantial dilution to our current equity holders. See “Item 1A. Risk Factors” in our 2014 Form 10-K for risks and uncertainties that could adversely affect our financial condition or short-term or long-term liquidity.

Depending upon the outcome of our restructuring, from time to time, we may consider the feasibility and timing of transactions that could raise capital for additional liquidity, debt reduction, debt extension, refinancing of existing indebtedness and for additional working capital and growth opportunities. There can be no assurance we will be successful in any of these efforts to consummate timely any such transactions or at all or to obtain any such financing on acceptable terms or at all, especially in consideration of the state of the current economic situation for oil and gas companies. If our plans or assumptions change or prove inaccurate, including those with respect to our debt levels, operations or cash flow from operating activities, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient to meet our obligations, we may need to obtain such financing and/or relief sooner than expected. In such circumstances, there can be no assurance we will be successful in these efforts to obtain new capital at acceptable terms or to exchange or to extend debt. Also there can be no assurance that changes in assumptions or conditions, including those referenced herein and under “Item 1A. Risk Factors” in our 2014 Form 10-K will not adversely affect our financial condition or short-term or long-term liquidity.

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

Critical Accounting Estimates

In our annual report on Form 10-K for the year ended December 31, 2014, we identified our most critical accounting policies. In preparing the consolidated financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are the most critical in nature which are related to oil reserves, successful efforts method of accounting, revenue recognition, impairment of long-lived assets, future dismantlement, restoration, and abandonment costs, derivative instruments, liabilities subject to compromise, income taxes, as well as stock-based compensation. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements, and the disclosure of contingent assets and liabilities. Actual results are likely to differ from our current estimates and those differences may be material.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs— Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The FASB is currently proposing to delay the effective date by one year. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, any of the following in the jurisdictions in which BPZ or its subsidiaries are doing business: the outcome and impact on our business of the proceedings of the Debtor under Chapter 11 of the Bankruptcy Code; the availability and access, in general, of funds to fund our operations and necessary capital expenditures, either through cash on hand, cash flows from operating activities, further borrowings and alternative financing sources and, in particular, our ability to fund debt obligations; the outcome of our discussions with certain note holders regarding restructuring our bonds; our ability to repay debt prior to or when it becomes due and/or successfully access the capital or credit markets to refinance that debt through new issuances, exchange offers or otherwise, including restructuring our balance sheet and leverage position, especially given recent volatility and disruption in the oil and gas industry; market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products, currency exchange rates, interest rates, inflation, the availability of goods and services, drilling and other operational risks, receipt of all required permits, successful completion and installation of new drilling platforms, successful installation and operation of the turbines for the gas-to-power project, availability of capital resources, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism. A more detailed discussion on risks relating to the oil and natural gas industry and to our Company is included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Interest Rate Risk

As of March 31, 2015, we had debt classified as Liabilities subject to compromise of approximately $214.1 million.

The fair value of our 2017 Convertible Notes and 2015 Convertible Notes as compared to the carrying value at March 31, 2015 and December 31, 2014, is as follows:

	Subject to Compromise March 31, 2015		Not Subject to Compromise December 31, 2014

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Convertible Notes, 8.5%, due October 2017, net of debt issue costs of ($1.7) million and net of discount of ($12.8) million at March 31, 2015 and net of discount of ($13.9) million at December 31, 2014 (1)	$154,219	$25,307	$154,839	$57,361
Convertible Notes, 6.5%, due March 2015, net of debt issue costs of zero and net of discount of zero at March 31, 2015 and net of discount of ($0.4) million at December 31, 2014 (2)	59,890	9,133	59,473	20,662

(1)

We estimated the fair value of the 2017 Convertible Notes to be approximately $25.3 million and $57.4 million at March 31, 2015 and December 31, 2014, respectively, based on observed market prices for the same or similar type of debt issues.

(2)

We estimated the fair value of the 2015 Convertible Notes to be approximately $9.1 million and $20.7 million at March 31, 2015 and December 31, 2014, respectively, based on observed market prices for the same or similar type of debt issues.

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

For the three months ended March 31, 2015 and 2014, foreign currency gains (losses) were ($0.5) million and ($0.1) million, respectively.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note-19, “Legal Proceedings,” of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Item 3. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of legal proceedings, which are incorporated into this Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

There are no material changes to our risk factors as previously described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

BPZ RESOURCES, INC.

Date: May 11, 2015	/s/ MANUEL PABLO ZÚÑIGA-PFLÜCKER
Manuel Pablo Zúñiga-Pflücker
President, Chief Executive Officer and Director